Form 10-Q
period 1996-03-31
IMPERIAL THRIFT & LOAN ASSOCIATION
filed 1996-05-15
CIK 1000234

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended March 31, 1996
                                                --------------
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________


                         Commission File Number 0-26960
                         ------------------------------

                      IMPERIAL THRIFT AND LOAN ASSOCIATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

       California                               95-2864759
- - ------------------------                        ----------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

700 North Central Avenue, Suite 600, Glendale, California      91203
- - ---------------------------------------------------------      -----
         (Address of Principal Executive Offices)            (Zip Code)

(818)  551-0600
- - ---------------
(Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes    X          No
                                                   -----            -----

Number of shares of common stock of the registrant: 7,820,500 outstanding as of May 15, 1996.

                     IMPERIAL THRIFT AND LOAN ASSOCIATION
                                BALANCE SHEETS

                                                                        March 31,    December 31,
                                                                          1996           1995
                                                                      -------------  -------------
                                                                       (Unaudited)
                                                                             (In thousands)
                             ASSETS
Cash and cash equivalents                                                 $ 43,288       $ 22,106
Investment securities held to maturity, at cost (aggregate market
   value $84,883 and $60,091 for 1996 and 1995 respectively)                86,134         60,324
Stock in Federal Home Loan Bank                                              7,958         12,362
Loans receivable
   Loans held for investment at cost, net                                  505,558        447,985
   Conditional sales contracts held for sale, net                            1,563         55,752
   Direct financing leases, net                                                 38             60
                                                                          --------       --------
                                                                           507,159        503,797
   Less allowance for loan losses                                            9,211          8,105
                                                                          --------       --------
        Net loans receivable                                               497,948        495,692
Accrued interest receivable                                                  4,451          3,865
Other real estate owned, net                                                 6,549          6,103
Recoverable income taxes                                                       978          2,223
Premises and equipment, net                                                  2,849          3,008
Deferred income taxes                                                        3,171          3,309
Other assets                                                                 2,109          1,681
                                                                          --------       --------
                                                                          $655,435       $610,673
                                                                          ========       ========
           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
   Deposits
     Investment certificates                                              $495,725       $459,825
     Passbook accounts                                                      40,999         34,968
                                                                          --------       --------
                                                                           536,724        494,793
   FHLB advances                                                            54,000         54,000
   Accounts payable and accrued liabilities                                  5,017          4,669
   Funded construction loans                                                   757            519
                                                                          --------       --------
        Total liabilities                                                  596,498        553,981
                                                                          --------       --------
Shareholders' equity:
   Preferred stock, 5,000,000 share authorized, none issued                     -              -
   Contributed capital - common stock, no par value; 20,000,000 shares authorized, 5,980,500 and 5,980,000 issued and outstanding in 1996
      and 1995, respectively                                                30,749         30,743
  Retained earnings                                                         28,188         25,949
                                                                          --------       --------
        Total shareholders' equity                                          58,937         56,692
                                                                          --------       --------
                                                                          $655,435       $610,673
                                                                          ========       ========

                See Notes to the Unaudited Financial Statements

                     IMPERIAL THRIFT AND LOAN ASSOCIATION
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                   For the Quarter Ended
                                                                                 --------------------------
                                                                                         March 31,
                                                                                 --------------------------
                                                                                     1996          1995
                                                                                 ------------  ------------
                                                                                   (In thousands except
                                                                                    per share amounts)
Interest income
   Interest and fees earned on loans receivable                                     $15,109       $13,816
   Interest on investments                                                            1,572           518
                                                                                    -------       -------
      Total interest income                                                          16,681        14,334
                                                                                    -------       -------
Interest Expense
   Interest expense on deposits                                                       7,472         6,584
   Interest expense on borrowings                                                       747           178
                                                                                    -------       -------
      Total interest expense                                                          8,219         6,762
                                                                                    -------       -------
      Net interest income                                                             8,462         7,572

   Provision for loan losses                                                          1,721         2,628
                                                                                    -------       -------
      Net interest income after provision for loan losses                             6,741         4,944
                                                                                    -------       -------

Noninterest income (expense)
   Late and collection charges                                                          293           180
   Insurance commissions earned                                                          15            37
   Gain on sales of other real estate owned                                              73           116
   Other                                                                                (71)          161
                                                                                    -------       -------
      Total noninterest income                                                          310           494
                                                                                    -------       -------

Noninterest expense
   Other real estate owned
      Expenses incurred in connection with other real estate owned                       95           315
      Provision for losses on other real estate owned                                   592         1,532
                                                                                    -------       -------
                                                                                        687         1,847
                                                                                    -------       -------
   General and administrative
      Compensation and benefits                                                       1,135         1,861
      Occupancy and equipment                                                           474           439
      FDIC assessment                                                                   121           297
      Other                                                                           1,009         1,426
                                                                                    -------       -------
                                                                                      2,739         4,023
                                                                                    -------       -------
         Total noninterest expense                                                    3,426         5,870
                                                                                    -------       -------
         Income (loss) before income taxes                                            3,625          (432)

                                                                                      1,385          (171)
Income tax provision (benefit)
                                                                                    -------       -------
      NET INCOME (LOSS)                                                             $ 2,240          (261)
                                                                                    =======       =======
EARNINGS (LOSS) PER SHARE                                                           $  0.37       $ (0.06)
                                                                                    =======       =======

                See Notes to the Unaudited Financial Statements

                     IMPERIAL THRIFT AND LOAN ASSOCIATION
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                      For the quarter
                                                                                       Ended March 31
                                                                                ------------------------
                                                                                    1996          1995
                                                                                ------------------------
                                                                                      (In thousands)
Cash flows from operating activities
   Net income (loss)                                                               $ 2,240       $  (261)
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                                                    218           193
      Provision for loan losses                                                      1,721         2,628
      Provision for losses on other real estate owned                                  592         1,532
      (Gain) loss on sale of equipment                                                  (2)            6
      Gain on sales of other real estate owned                                         (65)         (116)
      (Increase) decrease in accrued interest receivable                              (676)           28
      Decrease (increase) in recoverable income taxes                                1,383          (171)
      Increase in other assets                                                        (429)       (1,169)
      Increase (decrease) in accounts payable and accrued liabilities                  438        (1,579)
                                                                                   -------       -------
        Net cash provided by operating activities                                    5,420         1,091

Cash flows from investing activities
   Net increase in net loans receivable                                            (57,188)      (19,283)
   Purchases of investments                                                       (170,495)      (85,188)
   Proceeds from the maturities of investments                                     143,462        62,961
   Decrease in FHLB stock                                                            4,404             -
   Proceeds from maturity of mortgage-backed securities                              1,645             -
   Proceeds from sale of other real estate owned                                     2,186         1,120
   Proceeds from sale of conditional sales contracts                                50,050             -
   Cash paid for capital expenditures                                                  (27)         (125)
   Proceeds from the sale of equipment                                                   1            93
                                                                                   -------       -------
        Net cash used in investing activities                                      (25,962)      (40,422)

Cash flows from financing activities
   Common stock options exercised                                                        5             -
   Net increase in deposits                                                         41,931        51,007
   Federal funds purchased                                                               -       (10,000)
   Decrease in FHLB advances                                                             -       (12,700)
   Decrease in funded construction loans                                               238             -
                                                                                   -------       -------
        Net cash provided by financing activities                                   42,174        28,307
                                                                                   -------       -------
        Net increase (decrease) in cash and equivalents                             21,632       (11,024)
Cash and cash equivalents at beginning of year                                      22,106        13,361
                                                                                   -------       -------
Cash and cash equivalents at end of period                                         $43,738       $ 2,337
                                                                                   =======       =======
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                        $ 7,706       $ 6,778
   Cash paid during the period for income taxes                                    $     2       $    43
Noncash investing transactions
   Loans transferred to other real estate owned                                    $ 3,159       $ 3,045
   Disbursement of loans to facilitate the sale of other real estate own           $ 1,036       $ 2,089

                See Notes to the Unaudited Financial Statements

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 1996



NOTE A - BASIS OF PRESENTATION

  The interim financial statements included herein have been prepared by Imperial Thrift and Loan Association ("the Company") without audit, pursuant to the rules and regulations of the Securities Exchange Act of 1934, as amended. Certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements and notes thereto, reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods presented. The financial position at March 31, 1996, and the results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 1996. These unaudited financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent with the Company's audited financial statements, and these interim financial statements should be read in conjunction with the Company's audited financial statements.

NOTE B - EARNINGS PER SHARE

  Earnings per share is calculated on the basis of weighted average number of shares outstanding during the period. Fully diluted earnings per share has not been reported in these interim financial statements as the dilutive effect of common stock equivalents for outstanding stock options is less than 3%.

NOTE C - MEMORANDUM OF UNDERSTANDING

  From March 1, 1993 until March 11, 1996, the Company had operated under a Memorandum of Understand ("MOU") between the Company, the Federal Deposit Insurance Corporation ("FDIC"), and the California Department of Corporations ("CDOC"). In January 1996, the FDIC and CDOC completed an examination of the Company which did not cite any material deviations from the MOU. The Company's subsequent request for termination of the MOU was granted on March 11, 1996.

NOTE D - SUBSEQUENT EVENT

1.  Completion of  Stock Offering

         In April, 1996, the Company completed a secondary public offering of 1,840,000 shares of its common stock. The proceeds of this offering, which included the exercise of the entire underwriter's overallotment, totaled $22,561,000 after underwriter's discount and estimated expenses.

  The Company's regulatory capital ratios at March 31, 1996, adjusted for the effect of the public offering proceeds, would have been:

     Total risk-based capital ratio         16.67%
     Leverage ratio                         12.62%

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis is intended to identify the major factors that influenced the results of operations and financial condition of the Company for the quarter ended March 31, 1996. It should be read in conjunction with the accompanying financial statements.


RESULTS OF OPERATIONS

OVERVIEW

     The Company reported net earnings of $2,240,000, or $.37 per share, for the quarter ended March 31, 1996, compared with a loss of $261,000, or $.06 per share for the same period in 1995.

     The increase in net income for the first quarter of 1996 compared with the first quarter of 1995 was a result of a $0.9 million increase in net interest income and a decrease of $0.9 million in provisions for loan losses and in provisions for losses related to other real estate owned ("REO"), and decreases in total noninterest expenses of $2.3 million.

     The detailed changes in Imperial's principal income and expense items are highlighted in the following table of condensed statements of operations:

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                              -------------------
                                                                    INCREASE
                                               1996       1995     (DECREASE)
                                              -------   --------   ----------
                                                      (IN THOUSANDS)
          STATEMENT OF
          OPERATIONS DATA:
          Total interest income               $16,681   $14,334      $ 2,347
          Total interest expense                8,219     6,762        1,457
                                              -------   -------      -------
          Net interest income                   8,462     7,572          890

          Provisions for loan losses            1,721     2,628         (907)
          Noninterest income                      310       494         (184)
          Noninterest expense                   3,426     5,870       (2,444)
                                              -------   -------      -------
          Income before taxes                   3,625      (432)       4,057
          Income tax provision (benefit)        1,385      (171)       1,556
                                              -------   -------      -------
          Net income (loss)                  $ 2,240   $  (261)     $ 2,501
                                              =======   =======      =======

    Significant changes in these principal categories are discussed below.

NET INTEREST INCOME

     The following tables present, for the periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities. Nonaccrual loans are included in loans receivable.


                                                               THREE MONTHS ENDED MARCH 31
                                             ----------------------------------------------------------------
                                                           1996                             1995
                                              -----------------------------     ----------------------------
                                              AVERAGE    INCOME/     YIELD/     AVERAGE    INCOME/    YIELD/
                                              BALANCE    EXPENSE    RATE(1)     BALANCE    EXPENSE   RATE(1)
                                             ---------   --------   -------    ---------   -------   -------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS:
Cash and short-term investments              $ 77,397     $   946      4.89%   $ 39,752    $   518      5.21%
                                             --------     -------     -----    --------    -------     -----
Loans receivable (2):
   Real estate loans                          470,467      13,640     11.60%    422,292     11,560     10.95%
   Auto finance contracts                      40,078       1,467     14.64%     59,127      2,250     15.22%
   Equipment lease contracts                       46           2     17.39%        288          6      8.33%
   Mortgage-backed securities                  41,566         626      6.02%          -          -         -
                                             --------     -------     -----    --------    -------     -----
Total loans receivable                        552,157      15,735     11.40%    481,707     13,816     11.47%
                                             --------     -------     -----    --------    -------     -----
Interest earnings assets                      629,554      16,681     10.60%    521,459     14,334     11.00%
                                             --------     -------     -----    --------    -------     -----
Non interest earning assets                    20,245                            25,583
Allowance for loan losses                      (9,915)                          (10,899)
                                             --------     -------              --------    -------
Total                                        $639,884     $16,681              $536,143    $14,334
                                             ========     =======              ========    =======

LIABILITIES AND
STOCKHOLDER'S EQUITY
Thrift investment certificates payable:
   Passbooks                                 $ 39,475     $   478      4.84%   $ 33,486    $   329      3.93%
   Term certificates                          482,180       6,994      5.80%    441,563      6,255      5.67%
                                             --------     -------     -----    --------    -------     -----
Total thrift investment certificates
   payable:                                   521,655       7,472      5.73%    475,049      6,584      5.54%
Notes payable                                  54,000         747      5.53%     11,841        178      6.01%
                                             --------     -------     -----    --------    -------     -----
Total interest bearing liabilities            575,655       8,219      5.71%    486,890      6,762      5.56%

Non interest bearing liabilities                5,358                             5,606
Shareholder's equity                           58,871                            43,647
                                             --------                          --------

Total                                        $639,884     $ 8,219              $536,143    $ 6,762
                                             ========     =======              ========    =======

Net interest spread (3)                                                4.89%                            5.44%
Net interest income before
provision for loan losses                                 $ 8,462                          $ 7,572
                                                          =======                          =======
Net interest margin (4)                                                5.38%                            5.81%


- - -------------------------
(1)  Annualized.
(2) Before allowance for loan losses and net of unearned finance charges and loan fees. Net loan fee amortization of $0.6 million and $0.5 million was included in net interest income for the three months ended March 31, 1996 and 1995, respectively. The amount of interest amortization foregone on loans that were on nonaccrual status at March 31, 1996 and 1995 was $1.6 million and $2.1 million, respectively.
(3) Average yield on interest earning assets less average rate paid on interest bearing liabilities.
(4)  Net interest income divided by total average interest earning assets.

  The table below sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in average interest earning asset and interest bearing liability balances (volume) and changes in average interest rate (rate). The change in interest due to both volume and rate has been allocated to change due to volume and rate in proportion to the relationship of absolute dollar amounts in each. Nonaccrual loans are included in total average loans outstanding.

                                               FOR THE THREE MONTHS
                                            --------------------------
                                                  ENDED MARCH 31
                                            --------------------------
                                                   1996 VS 1995
                                            --------------------------
                                            VOLUME     RATE     TOTAL
                                            -------   ------   -------
                                                  (IN THOUSANDS)
            INCREASE (DECREASE)
            IN INTEREST INCOME:
            Cash and investments            $  458     $(30)   $  428
            Real estate loans                1,370      710     2,080
            Installment contracts             (701)     (86)     (787)
            Mortgage-backed securities         313      313       626
                                            ------     ----    ------
            Total increase                   1,440      907     2,347
                                            ------     ----    ------
            INCREASE (DECREASE)
            IN INTEREST EXPENSE:
            Passbooks                           65       84       149
            Investment certificates            586      153       739
            Borrowings                         582      (13)      569
                                            ------     ----    ------
            Total increase                   1,233      224     1,457
                                            ------     ----    ------
            Increase in net interest
             income                         $  207     $683    $  890
                                            ======     ====    ======

  Net interest income was $8.5 million and $7.6 million for the first quarter of 1996 and 1995, respectively. The increase in net interest income in the first quarter of 1996 compared with the first quarter of 1995 is attributable to rate and volume increases in the Company's portfolio of loans and investments, exceeding rate and volume increases associated with the Company's interest bearing liabilities.

PROVISIONS FOR LOAN LOSSES

  The Company's provision for loan losses for the quarter ended March 31, 1996 was $1.7 million, compared with $2.6 million for the quarter ended March 31, 1995. This decrease in loan loss provisions is attributable to decreased levels of nonaccrual real estate loans held by the Company which declined to $6.2 million at March 31, 1996, from $20.8 million at March 31, 1995.

  The Company's allowance for loan losses increased to $9.2 million at March 31, 1996, compared to $8.1 million at December 31, 1995, after recording net charge-offs of $0.6 million of real estate loans. Management believes that the Company's allowance for credit losses at March 31, 1996 was adequate to absorb the known and inherent risks in the loan portfolio at that date.

NONINTEREST EXPENSE

  Noninterest expense consists of expenses related to other real estate owned ("REO") and general and administrative expense. REO expense was $0.7 million in the first quarter of 1996, compared with $1.8 million in the like period of 1995. The decrease in REO expenses is due principally to a decrease in the amount of REO held by the Company during the first quarter of 1996 compared with the first quarter of 1995 which resulted in a corresponding decrease in activity related to REO. At March 31, 1996, REO totaled $6.5 million compared with a balance of $11.1 million at March 31, 1995.

  General and administrative expense was $2.7 million for the first quarter in 1996, compared to $4.0 million for the like period of 1995. This $1.3 million reduction in the period was primarily due to the reversal of a $0.4 million bonus accrued for in the fourth quarter of 1995 but determined not to be payable by the Company in the first quarter of 1996, a $0.2 million reduction in the Company's FDIC assessment related to a reduction in rates by the FDIC, and a $0.4 million reduction in other general and administrative expense consisting principally of a $0.1 million reduction in legal expense related to the reduced number of problem real estate loans being managed by the Company and a $0.3 million reduction in miscellaneous administrative expenses.

  For the quarter ended March 31, 1996, the Company's ratio of general and administrative expenses to average assets was 1.71% compared with 3.00% for the like period of 1995.


FINANCIAL CONDITION

NONPERFORMING ASSETS

  The following table sets forth the amount of the Company's nonperforming assets by category at the dates indicated.

                                           MARCH 31,    DECEMBER 31,
                                           ----------   -------------
                                              1996          1995
                                           ----------   -------------
                                                 (IN THOUSANDS)
Nonaccrual Loans:
  Real estate loans                          $ 6,177         $ 6,619
  Auto finance contracts                           -             348
  Equipment lease contracts                        -              18
                                             -------         -------
        Total nonaccrual loans                 6,177           6,985
 Real estate owned                             6,549           6,103
                                             -------         -------
     Total nonperforming assets              $12,726         $13,088
                                             =======         =======
Troubled debt restructurings                 $ 5,404         $ 6,182
Nonaccrual loans to total gross loans           1.22%           1.39%
Nonperforming assets to total assets            1.94%           2.14%

  The following table provides certain information with respect to the Company's allowances for loan losses as well as charge-offs, recoveries and certain related ratios for the periods indicated:

                                    THREE MONTHS ENDED    YEAR ENDED
                                        MARCH 31,        DECEMBER 31,
                                    ------------------   ------------
                                           1996              1995
                                    ------------------   ------------
                                             (IN THOUSANDS)
ALLOWANCE FOR LOAN LOSSES:
Balance at beginning of period                  $8,105        $11,076
Provision for credit losses                      1,721         13,098
CHARGE-OFFS:
Real estate loans                                  617          9,448
Construction loans                                   -             43
Auto finance contracts                               -          7,212
Equipment lease contracts                            6             82
                                                ------        -------
Total charge-offs                                  623         16,785
                                                ------        -------
RECOVERIES:
Real estate loans                                    7             45
Construction loans                                   -              -
Auto finance contracts                               -            632
Equipment lease contracts                            1             39
                                                ------        -------
Total recoveries                                     8            716
                                                ------        -------
Net charge-offs                                    615         16,069
                                                ------        -------
Balance, end of period                          $9,211        $ 8,105
                                                ======        =======

  Auto loan charge-offs for 1995 include $3.9 million in loss allowance charged off in connection with management's reclassification of $55.7 million in auto loans as held for sale in the fourth quarter of 1995.


DEPOSITS AND LIQUIDITY

  Total deposits increased to $536.7 million at March 31, 1996, an increase of $41.9 million from the Company's total deposits of $494.8 million at December 31, 1995. Deposits increased during the first quarter of 1996 in order to fund additional liquidity being held by the Company in anticipation of future increased loan fundings. During the first quarter of 1996, the Company's investment securities held to maturity increased to $86.1 million from $60.3 million at December 31, 1995. At March 31, 1996, the Company's ratios of total net loans to total deposits and total net loans to total assets were 92.7% and 76.0%, respectively, compared with 100.2% and 81.2%, respectively, at December 31, 1995.

CAPITAL RESOURCES

  The Company's regulatory capital ratios at March 31, 1996 and December 31, 1995 are summarized below.

                                             March 31,     December 31,         Minimum
      Capital Ratios                           1996           1995           Requirement (1)
      ---------------                        ---------     -----------       ---------------
      Leverage ratios                          9.21%        10.14%               4.00%
      Tier I  ratio-based capital             11.82%        10.71%               4.00%
      Total risk-based capital                12.22%        11.97%               8.00%

(1) Prior to March 1996, Imperial was subject to a Memorandum of Understanding ("MOU") imposed by its regulators. Imperial's minimum Leverage Ratio was specified by the MOU and was higher than the 4.00% Leverage Ratio required generally for other financial institutions. Upon termination of the MOU, Imperial's Leverage Ratio requirements was reduced to 4.00%.


  The Company's capital ratio allowed it to be designated as "well-capitalized" for regulatory capital purposes.

PART II - OTHER INFORMATION


ITEM 1      LEGAL PROCEEDINGS

            Not applicable.

ITEM 2      CHANGES IN SECURITIES

            Not applicable.

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4      SUBMISSION OF MATTERS OF SECURITY HOLDERS

            Not applicable.

ITEM 5      OTHER INFORMATION

            Not applicable.

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            (a)      Exhibit 27-FDS

            (b)      Reports on Form 8-K:

                           The Company filed two reports on Form 8-K during the
                     quarter ended March 31, 1996.

                           A report was filed on February 6, 1996, which covered
                     a press release issued by the Company announcing earnings as of December 31, 1995. A report was filed on March 26, 1996, which covered two press releases issued by the Company announcing the termination by the FDIC of a Memorandum of Understanding and the filing of a registration statement for the sale of 1.6 million shares of common stock.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      IMPERIAL THRIFT AND LOAN ASSOCIATION



Date:  May 14, 1996          /s/George W. Haligowski
       ------------          -----------------------------------
                             George W. Haligowski
                             Chairman of the Board, President and
                             Chief Executive Officer



Date:  May 14, 1996          /s/Timothy M. Doyle
       ------------          ------------------------------
                             Timothy M. Doyle
                             First Vice President and Acting Chief
                             Financial Officer