Form 10-Q
period 1996-06-30
IMPERIAL THRIFT & LOAN ASSOCIATION
filed 1996-08-14
CIK 1000234

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1996
                                                -------------
                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to
                               -----------------    -----------------

                        Commission File Number 0-26960
                        ------------------------------

                     IMPERIAL THRIFT AND LOAN ASSOCIATION
                     ------------------------------------
            (Exact name of registrant as specified in its charter)


        California                                        95-2864759
- ----------------------------                              ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

700 North Central Avenue, Suite 600, Glendale, California      91203
- ---------------------------------------------------------      -----
      (Address of Principal Executive Offices)              (Zip Code)

(818) 551-0600
- --------------
(Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X     No
                                                 ----

Number of shares of common stock of the registrant: 7,820,500 outstanding as of July 31, 1996.

                     IMPERIAL THRIFT AND LOAN ASSOCIATION
                                BALANCE SHEETS


                                                                                               June 30,          December 31,
                                                                                              -----------        ------------
                                                                                                 1996                1995
                                                                                              -----------        ------------
                                                                                              (Unaudited)
                                                                                                     (In thousands)
                     ASSETS
Cash and cash equivalents                                                                      $ 21,784           $ 22,106
Investment securities held to maturity, at amortized cost (market value
    $33,383 and $18,052 for 1996 and 1995, respectively)                                         33,383             18,049
Mortgage-backed securities held to maturity, at amortized cost
    (market value $37,282 and $42,039 for 1996 and 1995, respectively)                           37,904             42,275
Loans receivable:
   Loans held for investment, net                                                               555,267            447,985
   Conditional sales contracts held for sale, net                                                 1,785             55,812
                                                                                               --------           --------
                                                                                                557,052            503,797
   Less allowance for credit losses                                                               9,673              8,105
                                                                                               --------           --------

        Net loans receivable                                                                    547,379            495,692

Interest receivable                                                                               3,981              3,865
Investment in FHLB stock                                                                          8,096             12,362
Other real estate owned, net                                                                      6,222              6,103
Income taxes receivable                                                                           2,752              2,223
Furniture and equipment, net                                                                      2,775              3,008
Deferred income taxes                                                                             3,171              3,309
Other assets                                                                                      2,087              1,681
                                                                                               --------           --------

                                                                                               $669,534           $610,673
                                                                                               ========           ========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposit accounts                                                                             $527,035           $494,793
  FHLB advances                                                                                  54,000             54,000
  Accounts payable and other liabilities                                                          4,632              5,188
                                                                                               --------           --------
        Total liabilities                                                                       585,667            553,981
                                                                                               --------           --------
Commitments and Contingencies                                                                         -                  -

Shareholders' Equity:
    Preferred stock, 5,000,000 share authorized, none issued                                          -                  -
    Contributed capital - common stock, no par value; 20,000,000 shares authorized, 7,820,500 and 5,980,000 issued and outstanding in 1996
       and 1995, respectively                                                                    53,309             30,743
  Retained earnings                                                                              30,558             25,949
                                                                                               --------           --------

        Total shareholders' equity                                                               83,867             56,692
                                                                                               --------           --------

                                                                                               $669,534           $610,673
                                                                                               ========           ========

                See Notes to the Unaudited Financial Statements

                     IMPERIAL THRIFT AND LOAN ASSOCIATION
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands except per share amounts)


                                                           For the Three Months Ended    For the Six Months Ended
                                                           --------------------------    ------------------------
                                                                     June 30,                    June 30,
                                                           --------------------------    ------------------------
                                                               1996           1995          1996          1995
                                                           ------------   -----------    -----------   ----------
Interest Income:
    Loans receivable, including fees                          $14,603        $14,782        $29,712       $28,598
    Investment securities                                       1,354            573          2,300         1,091
    Mortgage-backed securities                                    566              -          1,192             -
                                                              -------        -------        -------       -------
        Total Interest Income                                  16,523         15,355         33,204        29,689
                                                              -------        -------        -------       -------

Interest Expense:
    Deposit accounts                                            7,371          7,622         14,843        14,206
    FHLB advances                                                 737             28          1,484           206
                                                              -------        -------        -------       -------
        Total Interest Expense                                  8,108          7,650         16,327        14,412
                                                              -------        -------        -------       -------

    Net Interest Income                                         8,415          7,705         16,877        15,277

Provision for valuation allowance on loans held for sale            -          4,774              -         4,774
Provision for estimated credit losses                           1,100          5,116          2,821         7,744
                                                              -------        -------        -------       -------
        Net Interest Income After Provisions for Valuation
        Allowance and Estimated Loan Losses                     7,315         (2,185)        14,056         2,759
                                                              -------        -------        -------       -------

Noninterest Income:
    Late and collection fees                                      166            410            459           590
    Insurance commissions                                         162            (94)           106           104
                                                              -------        -------        -------       -------
        Total Noninterest Income                                  328            316            565           694
                                                              -------        -------        -------       -------

Noninterest Expense:
    Compensation and benefits                                   1,585          1,712          2,720         3,573
    Occupancy and equipment                                       528            715          1,002         1,154
    FDIC assessment                                               123            298            244           595
    Other                                                       1,261          1,114          2,270         2,540
                                                              -------        -------        -------       -------
        Total General and Administrative                        3,497          3,839          6,236         7,862

    Real estate operations, net                                   240            329            327           644
    Provision for estimated losses on other real
      estate owned                                                296          1,016            888         2,548
    (Gain) loss on sales of other real estate owned, net         (186)            60           (251)          (56)
                                                              -------        -------        -------       -------
        Total Real Estate Operations, net                         350          1,405            964         3,136
                                                              -------        -------        -------       -------
        Total Noninterest Expense                               3,847          5,244          7,200        10,998
                                                              -------        -------        -------       -------
                                                                                                                -
Income (Loss) Before Income Taxes                               3,796         (7,113)         7,421        (7,545)

    Provision for income tax expense (benefit)                  1,427         (2,953)         2,812        (3,124)
                                                              -------        -------        -------       -------
NET INCOME (LOSS)                                             $ 2,369        $(4,160)       $ 4,609       $(4,421)
                                                              =======        =======        =======       =======

EARNINGS (LOSS) PER SHARE                                     $  0.32        $ (0.96)       $  0.69       $ (1.02)
                                                              =======        =======        =======       =======

                See Notes to the Unaudited Financial Statements

                     IMPERIAL THRIFT AND LOAN ASSOCIATION
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                          FOR THE SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                         --------------------------
                                                                                             1996          1995
                                                                                         ------------  ------------
                                                                                               (In thousands)
Cash Flows From Operating Activities:
   Net income (loss)                                                                       $   4,609      $ (4,421)
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                            445           415
        Provision for valuation allowance on loans held for sale                                   -         4,774
        Provision for estimated credit losses                                                  2,821         7,744
        Provision for estimated losses on other real estate owned                                888         2,548
        (Gain) loss on disposals of furniture and equipment                                       (5)            5
        Gain on sales of other real estate owned, net                                           (251)          (56)
        (Increase) decrease in interest receivable                                              (116)           49
        Increase in income taxes receivable                                                     (529)       (2,876)
        Decrease (increase) in deferred income taxes                                             138          (285)
        Increase in other assets                                                                (406)         (539)
        Decrease in accounts payable and other liabilities                                      (556)       (1,253)
                                                                                           ---------      --------
           Net Cash Provided by Operating Activities                                           7,038         6,105
                                                                                           ---------      --------

Cash Flows From Investing Activities:
   Increase in loans receivable, net                                                        (109,075)      (47,794)
   Purchases of investment securities                                                       (491,625)      (76,947)
   Proceeds from the maturity of investment securities                                       476,292        76,094
   Decrease in investment in FHLB stock                                                        4,266           967
   Principal payments on mortgage-backed securities                                            4,290           -
   Proceeds from sale of other real estate owned                                               3,760         5,602
   Proceeds from sale of conditional sales contracts                                          50,051         2,457
   Other                                                                                        (127)          (59)
                                                                                           ---------      --------
           Net Cash Used in Investing Activities                                             (62,168)      (39,680)
                                                                                           ---------      --------

Cash Flows From Financing Activities:
   Common stock issued                                                                        22,566             -
   Net increase in deposit accounts                                                           32,242        58,879
   Repayment of federal funds purchased                                                            -       (10,000)
   Repayment of FHLB advances                                                                      -       (11,950)
                                                                                           ---------      --------
           Net Cash Provided by Financing Activities                                          54,808        36,929
                                                                                           ---------      --------
           Net Increase (Decrease) in Cash and Cash Equivalents                                 (322)        3,354
           Cash and Cash Equivalents at Beginning of Period                                   22,106        13,361
                                                                                           ---------      --------
           Cash and Cash Equivalents at End of Period                                      $  21,784      $ 16,715
                                                                                           =========      ========

Supplemental Cash Flow Information:
   Cash paid during the period for interest                                                $  16,329      $ 14,373
   Cash paid during the period for income taxes                                            $   3,202      $     38
Noncash Investing Transactions:
   Loans transferred to other real estate owned                                            $   4,517      $  9,071
   Loans to facilitate the sale of other real estate owned                                 $   1,835      $  3,238

                See Notes to the Unaudited Financial Statements

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 JUNE 30, 1996



NOTE A - BASIS OF PRESENTATION

     The unaudited financial statements of Imperial Thrift and Loan Association (the "Company") included herein reflect all normal recurring adjustments, which are in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the financial statements for 1995 to conform to the 1996 presentation. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

     These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B - EARNINGS PER SHARE

     Earnings per share is calculated on the basis of weighted average number of shares outstanding during the period. Fully diluted earnings per share has not been reported in these interim financial statements as the dilutive effect of common stock equivalents for outstanding options is less than three percent.

NOTE C - COMPLETION OF STOCK OFFERING

     In April, 1996 the Company completed a secondary public offering of 1,840,000 shares of its common stock. The proceeds of this offering, which included the exercise of the entire underwriters' overallotment option, totaled $22.6 million after the underwriting discount and estimated expenses.

NOTE D - IMPAIRED LOANS RECEIVABLE

     As of June 30, 1996, the recorded investment in loans receivable that were considered impaired under Statement of Financial Accounting Standards No. 114 was $5.1 million. The average recorded investment in these loans during the three and six month periods ended June 30, 1996 was $5.3 million and $6.3 million, respectively. Interest income recognized on impaired loans during the three and six month periods ended June 30, 1996 was $.1 million and $.2 million, respectively.

NOTE E - SUBSEQUENT EVENT

     On July 25, 1996, the stockholders of the Company approved the adoption of a holding company structure with the result that the Company will become a wholly-owned subsidiary of ITLA Capital Corporation. This holding company reorganization is expected to occur during the third quarter of 1996.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis is intended to identify the major factors that influenced the financial condition and results of operations of the Company as of and for the three and six month periods ended June 30, 1996.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

NET INCOME

     Net income totaled $2.4 million for the three months ended June 30, 1996 compared to a net loss of $4.2 million for the second quarter of 1995. The increase in net earnings was primarily due to increased net interest income, reductions in noninterest expense and significant reductions in the provision for estimated credit losses and in the valuation allowance for loans held for sale. For the second quarter of 1996, earnings per share was $0.32 compared to a net loss of $0.96 per share for the same period in 1995.

NET INTEREST INCOME

     The table below sets forth a summary of the changes in interest income and interest expense resulting from changes in average interest-earning asset and interest-bearing liability balances (volume) and changes in average interest rates (rate). The change in interest due to both volume and rate have been allocated to change due to volume and rate in proportion to the relationship of absolute dollar amounts in each.


                                   FOR THE THREE MONTHS ENDED JUNE 30
                                   ----------------------------------
                                            1996 VERSUS 1995
                                            ----------------
                                  VOLUME          RATE           TOTAL
                                  ------          ----           -----
                                             (IN THOUSANDS)
INCREASE (DECREASE)
 IN INTEREST INCOME:
 Investment securities             $  887       $(106)          $  781
 Mortgage-backed securities           566           -              566
 Loans receivable, net                380        (559)            (179)
                                   ------       -----           ------
   Total increase (decrease)        1,833        (665)           1,168
                                   ------       -----           ------
INCREASE (DECREASE)
 IN INTEREST EXPENSE:
 Deposit accounts                     347        (598)            (251)
 FHLB advances                        709           -              709
                                   ------       -----           ------
   Total increase (decrease)        1,056        (598)             458
                                   ------       -----           ------
      Increase (decrease)
        in net interest income     $  777       $ (67)          $  710
                                   ======       =====           ======

     Total interest income increased by $1.2 million in the 1996 second quarter compared to the same period in 1995 due to increases in the average balances of investment and mortgage-backed securities, offset by lower overall yields on loans receivable resulting primarily from the sale of substantially all of the Company's automobile portfolio in the first quarter of 1996. The average balance of loans receivable increased $14.3 million due primarily to internally generated loan growth despite the sale of the automobile portfolio. The weighted average yield on loans receivable declined to 11.41 percent for the 1996 second quarter compared to 11.81 percent for the same period in 1995 primarily as a result of the sale of the higher yielding automobile loans.

     Total interest expense increased by $0.5 million in the 1996 second quarter compared to the same period in 1995 due primarily to the addition of $54.0 million of FHLB advances, offset primarily by lower overall rates on deposit accounts. The advances from the FHLB, executed in the fourth quarter of 1995, were primarily used to fund the acquisition of the mortgage-backed securities portfolio. The average balance of deposit accounts increased $26.8 million during the second quarter of 1996 as compared to the 1995 second quarter. The average rate paid on these accounts declined to 5.57 percent in the 1996 second quarter from 6.03 percent during the same period in 1995.

PROVISION FOR VALUATION ALLOWANCES ON LOANS HELD FOR SALE

     During the second quarter of 1995, management classified $23.4 million of certain nonaccural and other potential problem real estate loans as held for sale. As a result, the Company recorded a valuation allowance of $4.8 million to reduce the carrying value of these loans to their estimated market value. Subsequently, these loans were sold in the third quarter of 1995 with no additional losses or provisions. For the second quarter of 1996, no such provisions were required.

PROVISION FOR ESTIMATED CREDIT LOSSES

     Management periodically assesses the adequacy of the allowance for credit losses by reference to many factors which may be weighted differently at times depending on prevailing conditions. These factors include, among other factors, general portfolio trends relative to asset and portfolio size, asset categories, potential credit concentrations, nonaccural loan levels, historical loss experience and risks associated with changes in economic and business conditions. Management believes that the Company's allowance for credit losses as of June 30, 1996 was adequate to absorb the known and inherent risks in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurances that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company's financial condition and results of operations.

     The provision for estimated credit losses declined to $1.1 million in the 1996 second quarter from $5.1 million in the same period in 1995 due primarily to the significant reduction in nonperforming assets. Nonperforming assets to total assets declined to 1.7 percent as of June 30, 1996 from 2.1 percent and
4.9 percent as of December 31, 1995 and June 30, 1995, respectively. The aggregate amount of nonperforming assets declined to $11.6 million as of June 30, 1996 from $13.1 million and $27.1 million at December 31, 1995 and June 30, 1995, respectively. At June 30, 1996, the total allowance for credit losses was $9.7 million or 1.7 percent of total loan receivable.

NONINTEREST EXPENSE

     General and administrative expense decreased $.3 million in the 1996 second quarter versus the same period in 1995 as management continues to focus on controlling operating costs. As a percent of average total assets, general and administrative expense declined to 2.1 percent in the second quarter of 1996 from 2.8 percent for the same period in 1995.

     Expenses from real estate operations decreased to $.3 million in the 1996 second quarter from $1.4 million in the same period of 1995 due primarily to a reduction in the provision for losses on other real estate owned. Other real estate owned, net of allowances for losses, decreased to $6.2 million at June 30, 1996 from $11.2 million at June 30, 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

NET INCOME

     Net income totaled $4.6 million for the six months ended June 30, 1996 compared to a net loss of $4.4 million for the same period in 1995. The increase in net income was primarily due to increased net interest income, reductions in noninterest expense and significant reductions in the provisions for estimated credit losses and in the valuation allowance for loans held for sale. For the first six months of 1996, earnings per share was $.69 compared to a net loss of $1.02 per share for the same period in 1995.

NET INTEREST INCOME

     The table below sets forth a summary of the changes in interest income and interest expense resulting from changes in average interest-earning asset and interest-bearing liability balances (volume) and changes in average interest rates (rate). The change in interest due to both volume and rate has been allocated to change due to volume and rate in proportion to the relationship of absolute dollar amounts in each.


                                                   FOR THE SIX MONTHS ENDED JUNE 30
                                                   --------------------------------
                                                           1996 VERSUS 1995
                                                           ----------------
                                                    VOLUME       RATE        TOTAL
                                                    ------       ----        -----
                                                           (IN THOUSANDS)
         INCREASE (DECREASE)
             IN INTEREST INCOME:
             Investment securities                  $1,363       $(154)      $1,209
             Mortgage-backed securities              1,192           -        1,192
             Loans receivable, net                   1,098          16        1,114
                                                    ------       -----       ------
                Total increase (decrease)            3,653        (138)       3,515
                                                    ------       -----       ------
         INCREASE (DECREASE)
             IN INTEREST EXPENSE:
             Deposit accounts                        1,018        (381)         637
             FHLB advances                           1,325         (47)       1,278
                                                    ------       -----       ------
                Total increase (decrease)            2,343        (428)       1,915
                                                    ------       -----       ------
                    Increase (decrease)
                       in net interest income       $1,310      $  290       $1,600
                                                    ======      ======       ======

     Total interest income increased by $3.5 million in the first six months of 1996 compared to the same period in 1995 due to increases in the average balances of all categories of interest-earning assets. The average balance of loans receivable increased $21.6 million for the first six months of 1996 as compared to the same period in 1995 due primarily to internally generated loan growth, despite the sale of substantially all of the automobile portfolio in the first quarter of 1996. The weighted average yield on loans receivable was relatively constant in the first six months of 1996 as compared to the same period in 1995 and is expected to decline in the near term as a result of the sale of the higher yielding automobile loans.

     Total interest expense increased by $1.9 million in the first six months of 1996 compared to the same period in 1995 due primarily to the addition of $54.0 million in FHLB advances and increases in the average balances of deposit accounts, partially offset by lower overall rates on deposit accounts. The advances from the FHLB, executed in the fourth quarter of 1995, were primarily used to fund the acquisition of the mortgage-backed securities portfolio. The average balance of deposit accounts increased $39.1 million in the first six months of 1996 versus the same period in 1995. The average rate paid on these accounts declined to 5.67 percent in the first six months of 1996 from 5.82 percent during the same period in 1995.

PROVISION FOR VALUATION ALLOWANCES ON LOANS HELD FOR SALE

     See discussion above regarding the provision for valuation allowances on loans held for sale. For the first six months of 1996, no provision was required.

PROVISION FOR ESTIMATED CREDIT LOSSES

     The provision for estimated credit losses declined to $2.8 million for the first six months of 1996 from $7.7 million in the same period in 1995 due primarily to the significant reduction in nonperforming assets. Nonperforming assets to total assets declined to 1.7 percent as of June 30, 1996 from 2.1 percent and 4.9 percent as of December 31, 1995 and June 30, 1995, respectively. The aggregate amount of nonperforming assets declined to $11.6 million as of June 30, 1996 from $13.1 million and $27.1 million at December 31, 1995 and June 30, 1995, respectively.

NONINTEREST EXPENSE

     General and administrative expense decreased $1.6 million in the first six months of 1996 compared to the same period in 1995 as management continues to focus on controlling operating costs. As a percent of average total assets, general and administrative expense declined to 1.9 percent in the first six months of 1996 from 2.9 percent for the same period in 1995.

     Expenses from real estate operations decreased to $1.0 million in the first six months of 1996 from $3.1 million in the same period of 1995 due primarily to a reduction in the provision for losses on other real estate owned. Other real estate owned, net of allowances for losses, decreased to $6.2 million at June 30, 1996 from $11.2 million at June 30, 1995.

FINANCIAL CONDITION

NONPERFORMING ASSETS

     The following table sets forth the Company's nonperforming assets by category at the dates indicated.

                                                                  JUNE 30,      DECEMBER 31,      JUNE 30,
                                                                   1996            1995             1995
                                                                   ----            ----             ----
                                                                              (IN THOUSANDS)
      Nonaccrual Loans:

          Loans, net                                              $ 5,175          $ 6,619         $15,836
          Sales contracts held for sale                               199              366               -
                                                                  -------          -------         -------
          Total nonaccrual loans                                    5,374            6,985          15,836
      Real estate owned                                             6,222            6,103          11,235
                                                                  -------          -------         -------
              Total nonperforming assets                          $11,596          $13,088         $27,071
                                                                  =======          =======         =======


      Troubled debt restructurings                                $ 5,974          $ 6,182         $10,518
      Nonaccrual loans to total gross loans                          0.96%            1.34%           3.02%
      Nonperforming assets to total assets                           1.73%            2.14%           4.90%

     The following table provides certain information regarding the Company's allowance for credit losses.

                                                                        SIX MONTHS ENDED    YEAR ENDED
                                                                            JUNE 30,        DECEMBER 31,
                                                                            --------        ------------
                                                                              1996             1995
                                                                              ----             ----
                                                                                  (IN THOUSANDS)
               ALLOWANCE FOR CREDIT LOSSES:
                Balance, beginning of period                                 $8,105         $11,076
                Provision for estimated credit losses                         2,821          13,098
                Less net chargeoffs:
                    Real estate loans                                         1,253           9,447
                    Conditional sales contracts                                   -           6,622
                                                                             ------         -------
                    Total net chargeoffs                                      1,253          16,069
                                                                             ------         -------
                 Balance, end of period                                      $9,673         $ 8,105
                                                                             ======         =======

LIQUIDITY AND DEPOSIT ACCOUNTS

     Liquidity refers to the Company's ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loan receivables. The Company maintains a cash and investment securities portfolio designed to satisfy operating and regulatory liquidity requirements while preserving capital and maximizing yield. As of June 30, 1996, the Company's cash and investment securities portfolio primarily consisted of short-term fixed income instruments which were rated "A" or better by the applicable rating agencies. As of June 30, 1996 and December 31, 1995, the Company's liquidity ratios were 10.4 percent and 8.1 percent, respectively, exceeding the regulatory requirement of 5.0 percent. In addition, the Company's liquidity position is supported by a credit facility with the Federal Home Loan Bank of San Francisco. As of June 30, 1996, the Company had available borrowing capacity under this credit facility of $44.0 million.

     Total deposit accounts increased to $527.0 million at June 30, 1996, from $494.8 million at December 31, 1995. During the 1996 second quarter, the Company purchased $31.9 million in deposit accounts at a premium of $.2 million. Additionally, the Company entered into an agreement during the second quarter to acquire approximately $30.0 million in deposits. This transaction is expected to be completed in the third quarter of 1996.

CAPITAL RESOURCES

     At June 30, 1996, the Company's Leverage (Core), Tier I and Total Risk-Based capital ratios were 12.5 percent, 15.3 percent and 16.6 percent, respectively. At December 31, 1995 Leverage (Core), Tier I and Total Risk-Based capital ratios were 10.1 percent, 10.7 percent and 12.0 percent, respectively. The minimum regulatory requirement for Leverage (Core), Tier I and Risk-Based capital are 4.0 percent, 4.0 percent and 8.0 percent, respectively. The increase in all regulatory capital ratios at June 30, 1996 from December 31, 1995 was primarily due to the April 1996 common stock offering of $22.6 million and the accumulation of $4.6 million in net income as retained earnings for the six month period ended June 30, 1996. The increase in the capital ratios were partially offset by $58.9 million in total asset growth during the six months ended June 30, 1996. As of June 30, 1996, the Company's capital position was designated as "well capitalized" for regulatory purposes. There were no dividends declared or paid during the first six months of 1996.

PART II - OTHER INFORMATION


ITEM 1        LEGAL PROCEEDINGS

              The Company is party to certain legal proceedings incidental to its business. Management believes that the outcome of such proceedings, in the aggregate, will not have a material effect on the Company's business or financial condition. Set forth below is a summary description of a previously disclosed lawsuit which involved Imperial.

              Schinke v. Imperial Thrift and Loan Association, Los Angeles Superior Court, Case No. EC 013054. The complaint alleged damages arising out of the funding of a loan from Imperial to plaintiffs in March 1990, which was secured by two parcels of real property owned by plaintiffs. The subject loan was paid in full in December 1992. Plaintiffs' prayer for damages against the Company included $500,000 in loan proceeds, plus interest paid to the Company during the life of the loan totaling approximately $179,000, plus unspecified damages for business losses. On May 3, 1996, the trial in this matter concluded with a unanimous jury verdict in favor of the Company.

ITEM 2        CHANGES IN SECURITIES

              Not applicable.

ITEM 3        DEFAULTS UPON SENIOR SECURITIES

              Not applicable.

ITEM 4        SUBMISSION OF MATTERS OF SECURITY HOLDERS

              Not applicable.

ITEM 5        OTHER INFORMATION

              Not applicable.

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibit 27 - Financial Data Schedule.

              (b)   Not applicable.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     IMPERIAL THRIFT AND LOAN ASSOCIATION



Date:  August 14, 1996                 /s/ George W. Haligowski
       ---------------                 ------------------------------------
                                       George W. Haligowski
                                       Chairman of the Board, President and
                                       Chief Executive Officer



Date:  August 14, 1996                 /s/ Michael A. Sicuro
       ---------------                 ------------------------------------
                                       Michael A. Sicuro
                                       Senior Vice President and Chief
                                       Financial Officer