Form 10-Q
period 1996-09-30
IMPERIAL THRIFT & LOAN ASSOCIATION
filed 1996-11-14
CIK 1000234

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended September 30, 1996
                                              ------------------


                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________


                        Commission File Number 0-26960
                        ------------------------------

                           ITLA CAPITAL CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Delaware                                       95-4596322
----------------------------------        --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

7979 Ivanhoe Ave., Suite 150, La Jolla, California            92037
-----------------------------------------------------     --------------
     (Address of Principal Executive Offices)               (Zip Code)

(818) 551-0600
--------------
(Registrant's telephone number, including area code)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X          No
                                                  -----           -----


Number of shares of common stock of the registrant: 7,820,500 outstanding as of October 31, 1996.

                     IMPERIAL THRIFT AND LOAN ASSOCIATION
            (A WHOLLY-OWNED SUBSIDIARY OF ITLA CAPITAL CORPORATION)
                                BALANCE SHEETS

                                                                                          September 30,       December 31,
                                                                                          -------------       ------------
                                                                                              1996                1995
                                                                                          -------------       ------------
                                                                                           (Unaudited)
                                                                                                   (In thousands)
                             ASSETS
Cash and cash equivalents                                                                 $      28,234       $     22,106
Investment securities available for sale, at market value                                        37,810                  -
Investment securities held to maturity, at amortized cost (market value
   $289 and $18,052 for 1996 and 1995, respectively)                                                289             18,049
Stock in Federal Home Loan Bank                                                                   8,218             12,362
Mortgage-backed securities held to maturity, at amortized cost
   (market value $34,601 and $42,039 for 1996 and 1995 respectively)                             35,437             42,275
Loans receivable:
   Loans held for investment at cost, net                                                       613,230            447,985
   Conditional sales contracts held for sale, net                                                 2,229             55,812
                                                                                          -------------       ------------
                                                                                                615,459            503,797
   Less allowance for credit losses                                                              10,074              8,105
                                                                                          -------------       ------------

        Net loans receivable                                                                    605,385            495,692

Interest receivable                                                                               4,246              3,865
Other real estate owned, net                                                                      6,455              6,103
Income taxes receivable                                                                           2,279              2,223
Furniture and equipment, net                                                                      2,659              3,008
Deferred income taxes                                                                             3,145              3,309
Other assets                                                                                      1,387              1,681
                                                                                          -------------       ------------

                                                                                          $     735,544       $    610,673
                                                                                          =============       ============

             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposit accounts                                                                       $     588,282       $    494,793
   FHLB advances                                                                                 54,000             54,000
   Accounts payable and other liabilities                                                         6,762              5,188
                                                                                          -------------       ------------

        Total liabilities                                                                       649,044            553,981
                                                                                          -------------       ------------

Commitments and Contingencies                                                                         -                  -


Shareholders' Equity:
   Preferred stock, 5,000,000 shares authorized, none issued                                          -                  -
   Contributed capital - common stock, no par value; 20,000,000 shares authorized, 7,820,500 and 5,980,000 issued and outstanding in 1996
     and 1995, respectively                                                                      53,309             30,743
   Retained earnings                                                                             33,153             25,949
   Unrealized gain on investment securities available for sale, net                                  38                  -
                                                                                         --------------       ------------

        Total shareholders' equity                                                               86,500             56,692
                                                                                         --------------       ------------

                                                                                         $      735,544       $    610,673
                                                                                         ==============       ============

                     See Notes to the Unaudited Financial Statements

                     Imperial Thrift and Loan Association
           (a wholly-owned subsidiary of ITLA Capital Corporation)
                           Statements of Operations
                                 (Unaudited)
                   (In thousands except per share amounts)

                                                               For the Three Months Ended    For the Nine Months Ended
                                                               --------------------------    -------------------------
                                                                      September 30,                September 30,
                                                               --------------------------    -------------------------
                                                                  1996            1995           1996           1995
                                                                --------        -------        -------        -------
Interest Income:
      Loans receivable, including fees                           $15,690        $15,236        $45,402        $43,834
      Investment securities                                          898            495          3,198          1,586
      Mortgage-backed securities                                     529              -          1,721              -
                                                                 -------        -------        -------        -------
          Total Interest Income                                   17,117         15,731         50,321         45,420
                                                                 -------        -------        -------        -------
Interest Expense:
      Deposit accounts                                             7,669          7,498         22,512         21,704
      FHLB advances                                                  745              5          2,229            211
                                                                 -------        -------        -------        -------
          Total Interest Expense                                   8,414          7,503         24,741         21,915
                                                                 -------        -------        -------        -------
      Net Interest Income                                          8,703          8,228         25,580         23,505

Provision for estimated credit losses                                950          3,280          3,771         11,024
Provision for valuation allowance on loans held for sale               -              -              -          4,774
                                                                 -------        -------        -------        -------
          Net Interest Income After Provisions for Valuation
            Allowance and Estimated Credit Losses                  7,753          4,948         21,809          7,707
                                                                 -------        -------        -------        -------
Noninterest Income:
      Late and collection fees                                       246            259            705            849
      Other                                                            8             41            114            145
                                                                 -------        -------        -------        -------
          Total Noninterest Income                                   254            300            819            994
                                                                 -------        -------        -------        -------
Noninterest Expense:
      Compensation and benefits                                    1,508          1,570          4,228          5,143
      Occupancy and equipment                                        457            526          1,459          1,680
      FDIC assessment                                                  -             98            244            693
      Other                                                        1,656          1,428          3,926          3,968
                                                                 -------        -------        -------        -------
          Total General and Administrative                         3,621          3,622          9,857         11,484
                                                                 -------        -------        -------        -------

      Real estate operations, net                                    175            373            502          1,017
      Provision for estimated losses on other real estate owned        -          1,257            888          3,805
      Gain on sale of other real estate owned, net                  (113)          (130)          (364)          (186)
                                                                 -------        -------        -------        -------
          Total Real Estate Operations, net                           62          1,500          1,026          4,636
                                                                 -------        -------        -------        -------
          Total Noninterest Expense                                3,683          5,122         10,883         16,120
                                                                 -------        -------        -------        -------

Income (Loss) Before Provision for Income Taxes                    4,324            126         11,745         (7,419)

      Provision (Benefit) for Income taxes                         1,729             52          4,541         (3,072)
                                                                 -------        -------        -------        -------
NET INCOME (LOSS)                                                $ 2,595        $    74        $ 7,204        $(4,347)
                                                                 =======        =======        =======        =======
EARNINGS (LOSS) PER SHARE                                        $  0.33        $  0.01        $  1.00        $ (1.01)
                                                                 =======        =======        =======        =======

                See Notes to the Unaudited Financial Statements

                     IMPERIAL THRIFT AND LOAN ASSOCIATION
            (A WHOLLY-OWNED SUBSIDIARY OF ITLA CAPITAL CORPORATION)
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 FOR THE NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                ---------------------------
                                                                                    1996           1995
                                                                                ------------   ------------
                                                                                      (IN THOUSANDS)
Cash Flows From Operating Activities:
  Net income (loss)                                                             $      7,204   $     (4,347)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                        714            589
    Provision for valuation allowance on loans held for sale                               -          4,774
    Provision for estimated credit losses                                              3,771         11,024
    Provision for estimated losses on other real estate owned                            888          3,805
    Gain on sale of other real estate owned, net                                        (364)          (186)
    (Increase) decrease in interest receivable                                          (381)           424
    Increase in income taxes receivable                                                  (56)        (2,505)
    Decrease in deferred income taxes                                                    164          1,237
    Decrease (increase) in other assets                                                  260           (214)
    Increase in accounts payable and other liabilities                                 1,574            512
                                                                                ------------   ------------
      Net Cash Provided by Operating Activities                                       13,774         15,113
                                                                                ------------   ------------
Cash Flows From Investing Activities:
  Increase in loans receivable, net                                                 (169,559)       (50,079)
  Purchases of investment securities available for sale                             (167,395)             0
  Proceeds from the maturity of investment securities available for sale             129,623              0
  Purchases of investment securities held to maturity                               (364,029)      (149,535)
  Proceeds from the maturity of investment securities held to maturity               381,789        148,055
  Decrease in stock in Federal Home Loan Bank                                          4,144            943
  Repayment of principal on mortgage-backed securities                                 6,704              0
  Proceeds from sale of other real estate owned                                        5,170          8,908
  Proceeds from sale of conditional sales contracts                                   50,050         17,799
  Other, net                                                                            (198)            38
                                                                                ------------   ------------
      Net Cash Used in Investing Activities                                         (123,701)       (23,871)
                                                                                ------------   ------------
Cash Flows From Financing Activities:
  Common stock issued                                                                 22,566              -
  Net increase in deposit accounts                                                    93,489         38,386
  Repayment of federal funds purchased                                                   -          (10,000)
  Repayment of FHLB advances                                                             -          (11,700)
                                                                                ------------   ------------
      Net Cash Provided by Financing Activities                                      116,055         16,686
                                                                                ------------   ------------
        Net Increase in Cash and Equivalents                                           6,128          7,928

        Cash and Cash Equivalents at Beginning of Period                              22,106         13,361
                                                                                ------------   ------------
        Cash and Cash Equivalents at End of Period                              $     28,234   $     21,289
                                                                                ============   ============
Supplemental of Cash Flow Information:
  Cash paid during the period for interest                                      $     22,077   $     21,214
  Cash paid during the period for income taxes                                  $      4,432   $         38
Noncash Investing Transactions:
  Loans transferred to other real estate owned                                  $      6,045   $      9,666
  Loans to facilitate the sale of other real estate owned                       $      2,312   $      4,630

                See Notes to the Unaudited Financial Statements

                      IMPERIAL THRIFT AND LOAN ASSOCIATION
            (A WHOLLY-OWNED SUBSIDIARY OF ITLA CAPITAL CORPORATION)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


NOTE A - BASIS OF PRESENTATION

     The unaudited financial statements of Imperial Thrift and Loan Association (the "Association") included herein reflect all normal recurring adjustments, which are in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the financial statements for 1995 to conform to the 1996 presentation. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 1996, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

     These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Association's annual report on Form 10-K for the year ended December 31, 1995.


NOTE B - EARNINGS PER SHARE

     Earnings per share is calculated on the basis of weighted average number of shares of common stock and common stock equivalents outstanding during the period, which was 7,923,440 and 7,175,215 for the three and nine month periods ending September 30, 1996, respectively. Fully diluted earnings per share has not been reported in these interim financial statements as the dilutive effect of common stock equivalents for outstanding options is less than three percent.

NOTE C - COMPLETION OF STOCK OFFERING

     In April, 1996 the Association completed a public offering of 1,840,000 shares of its common stock. The proceeds of this offering, which included the exercise of the entire underwriters' overallotment option totaled $22.6 million after the underwriting discount and estimated expenses.

                      IMPERIAL THRIFT AND LOAN ASSOCIATION
            (A WHOLLY-OWNED SUBSIDIARY OF ITLA CAPITAL CORPORATION)
              NOTES TO UNAUDITED FINANCIAL STATEMENTS - CONTINUED

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


NOTE D - IMPAIRED LOANS RECEIVABLE

     As of September 30, 1996, the recorded investment in loans receivable that were considered impaired under Statement of Financial Accounting Standards No. 114 was $5.1 million. The average recorded investment in these loans during the three and nine month periods ended September 30, 1996 was $4.9 million and $5.9 million, respectively. Interest income recognized on impaired loans on the cash basis during the three and nine month periods ended September 30, 1996 was $.1 million and $.3 million, respectively.

NOTE E - SUBSEQUENT EVENT

     On October 1, 1996, the Association completed the formation of its new holding company, ITLA Capital Corporation. Each outstanding share of common stock of Imperial Thrift and Loan Association was converted into and automatically became one share of common stock of ITLA Capital Corporation. As a result of the holding company formation, Imperial Thrift and Loan Association became a wholly-owned subsidiary of ITLA Capital Corporation. This transaction was exempt from Federal and state income taxes.

                     IMPERIAL THRIFT AND LOAN ASSOCIATION
            (A WHOLLY-OWNED SUBSIDIARY OF ITLA CAPITAL CORPORATION)

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


         On October 1, 1996, ITLA Capital Corporation (the "Company") became the holding company for Imperial Thrift and Loan Association ("Imperial" or the "Association"). Currently, all results of operations for the three and nine months ended September 30, 1996 of the Company are those of its wholly-owned subsidiary, Imperial. As a result, the following discussion and analysis reviews the financial condition and results of operations of Imperial.

        The following discussion and analysis is intended to identify the major factors that influenced the financial condition and results of operations of the Company as of and for the three and nine month periods ended September 30, 1996.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

NET INCOME

        Net income totaled $2.6 million for the three months ended September 30, 1996 compared to $0.1 million for the third quarter of 1995. The increase in net earnings was primarily due to increased net interest income, reductions in noninterest expense and significant reductions in the provision for estimated credit losses and in the valuation allowance for loans held for sale. For the third quarter of 1996, earnings per share was $.33 compared to $.01 per share for the same period in 1995.

NET INTEREST INCOME

        The table on the following page sets forth a summary of the changes in interest income and interest expense resulting from changes in average interest-earning asset and interest-bearing liability balances (volume) and changes in average interest rates (rate). The change in interest due to both volume and rate has been allocated to change due to volume and rate in proportion to the relationship of absolute dollar amounts in each.


                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30
                                 ----------------------------------------
                                              1996 VERSUS 1995
                                             -------------------
                                  VOLUME            RATE           TOTAL
                                 ---------   -------------------   ------
                                              (IN THOUSANDS)
INCREASE (DECREASE)
 IN INTEREST INCOME:
 Loans receivable, net              $2,669              $(2,215)   $  454
 Investment securities                 405                   (2)      403
 Mortgage-backed securities            529                    -       529
                                    ------              -------    ------
  Total increase (decrease)          3,603               (2,217)    1,386
                                    ------              -------    ------
INCREASE (DECREASE)
 IN INTEREST EXPENSE:
 Deposit accounts                      737                 (566)      171
 FHLB advances                         610                  130       740
                                    ------              -------    ------
  Total increase (decrease)          1,347                 (436)      911
                                    ------              -------    ------
   Increase (decrease)
    in net interest income          $2,256              $(1,781)   $  475
                                    ======              =======    ======

          Total interest income increased by $1.4 million in the 1996 third quarter compared to the same period in 1995 due to increases in the average balances of loans, investments and mortgage-backed securities, offset by lower overall yields on loans receivable. The average balance of loans receivable increased $86.7 million due to growth in the real estate loan portfolio. The weighted average yield on loans receivable declined to 10.83 percent for the 1996 third quarter compared to 12.34 percent for the same period in 1995 primarily as a result of the sale of higher yielding automobile loans in the first quarter of 1996. This sale and the origination of lower yielding real estate loans is expected to result in the Company achieving lower average yields in future operating periods.

          Total interest expense increased by $0.9 million in the 1996 third quarter compared to the same period in 1995 due to increases in the average balance of deposit accounts and the addition of $54.0 million of Federal Home Loan Bank ("FHLB") advances, offset primarily by lower overall average rates on deposit accounts. The advances from the FHLB, executed in the fourth quarter of 1995, were primarily used to fund the acquisition of the mortgage-backed securities portfolio. The average balance of deposit accounts increased $49.5 million during the third quarter of 1996 as compared to the 1995 third quarter. The average rate paid on these accounts declined to 5.61 percent in the 1996 third quarter from 6.02 percent during the same period in 1995.

PROVISION FOR ESTIMATED CREDIT LOSSES

          Management periodically assesses the adequacy of the allowance for credit losses by reference to many factors which may be weighted differently at times depending on prevailing conditions. These factors include, among other elements, general portfolio trends relative to asset and portfolio size, asset categories, potential credit concentrations, nonaccrual loan levels, historical loss experience and risks associated with changes in economic and business conditions. Accordingly, the calculation of the adequacy of the allowance for credit losses is not based solely on the level of nonperforming assets. Management believes that the Company's allowance for credit losses as of September 30, 1996 was adequate to absorb the known and inherent risks in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurances that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company's financial condition and results of operations. In addition, the determination of the amount of the allowance for credit losses is subject to review by the Association's regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

          The provision for estimated credit losses declined to $0.9 million in the 1996 third quarter from $3.3 million in the same period in 1995 due primarily to the significant reduction in nonperforming assets, which is an important measurement of the credit quality of the real estate loan portfolio. The level of nonperforming assets improved through Imperial's asset resolution efforts and bulk sales of nonperforming assets. Nonperforming assets to total assets declined to 1.5 percent as of September 30, 1996 from 2.1 percent and 2.7 percent as of December 31, 1995 and September 30, 1995, respectively. The aggregate amount of nonperforming assets declined to $11.3 million as of September 30, 1996 from $13.1 million and $14.2 million at December 31, 1995 and September 30, 1995, respectively. At September 30, 1996, the total allowance for credit losses was $10.1 million or 1.6 percent of total loans receivable. See also "Financial Condition - Nonperforming Assets and Allowance for Credit Losses."

NONINTEREST EXPENSE

          There was no significant change in general and administrative expense in the 1996 third quarter versus the same period in 1995. As a percent of average total assets, general and administrative expense declined to 2.1 percent in the third quarter of 1996 from 2.7 percent for the same period in 1995, resulting primarily from an increase in average total assets.

          Expenses from real estate operations decreased to $62,000 in the 1996 third quarter from $1.5 million in the same period of 1995 due primarily to a reduction in the provision for estimated losses on other real estate owned. Other real estate owned, net of allowances for losses, decreased to $6.5 million at September 30, 1996 from $7.7 million at September 30, 1995.

   NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

NET INCOME

          Net income totaled $7.2 million for the nine months ended September 30, 1996 compared to a net loss of $4.3 million for the same period in 1995. The increase in net income was primarily due to increased net interest income, reductions in noninterest expense and significant reductions in the provisions for estimated credit losses and in the valuation allowance for loans held for sale. For the first nine months of 1996, earnings per share was $1.00 compared to a net loss of $1.01 per share for the same period in 1995.

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


                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                                   ---------------------------------------
                                                              1996 VERSUS 1995
                                                   ---------------------------------------
                                                     VOLUME          RATE         TOTAL
                                                   -----------   ------------   ----------
                                                               (IN THOUSANDS)
         INCREASE (DECREASE)
             IN INTEREST INCOME:
             Loans receivable, net                      $3,912       $(2,344)       $1,568
             Investment securities                       1,919          (307)        1,612
             Mortgage-backed securities                  1,721             -         1,721
                                                        ------       -------        ------
                Total increase (decrease)                7,552        (2,651)        4,901
                                                        ------       -------        ------
         INCREASE (DECREASE)
             IN INTEREST EXPENSE:
             Deposit accounts                            1,819        (1,011)          808
             FHLB advances                               2,545          (527)        2,018
                                                        ------       -------        ------
                Total increase (decrease)                4,364        (1,538)        2,826
                                                        ------       -------        ------
                    Increase (decrease)
                       in net interest income           $3,188       $ 1,113        $2,075
                                                        ======       =======        ======

      Total interest income increased by $4.9 million in the first nine months of 1996 compared to the same period in 1995 due to increases in the average balances of all categories of interest-earning assets, offset by lower overall yields on loans receivable. The average balance of loans receivable increased $43.5 million for the first nine months of 1996 as compared to the same period in 1995 due to growth in the real estate loan portfolio. The weighted average yield on loans receivable declined to 11.35 percent in the first nine months of 1996 compared to 11.94 percent in the same period in 1995 primarily as a result of the sale of higher yielding automobile loans in the first quarter of 1996. This sale and the origination of lower yielding real estate loans is expected to result in the Company achieving lower average yields in future operating periods.

      Total interest expense increased by $2.8 million in the first nine months of 1996 compared to the same period in 1995 due to the addition of $54.0 million in FHLB advances and increases in the average balances of deposit accounts, partially offset by lower overall rates on all categories of interest bearing liabilities. The advances from the FHLB, executed in the fourth quarter of 1995, were primarily used to fund the acquisition of the mortgage-backed securities portfolio. The average balance of deposit accounts increased $40.7 million in the first nine months of 1996 versus the same period in 1995. The average rate paid on these accounts declined to 5.67 percent in the first nine months of 1996 from 5.92 percent during the same period in 1995.

PROVISION FOR VALUATION ALLOWANCES ON LOANS HELD FOR SALE

      During the second quarter of 1995, management classified $23.4 million of certain nonaccrual and other potential problem real estate loans as held for sale. As a result, the Company recorded a valuation allowance of $4.8 million to reduce the carrying value of these loans to their estimated market value. Subsequently, these loans were sold in the third quarter of 1995 with no additional losses or provisions. No such provisions were required in 1996.

PROVISION FOR ESTIMATED CREDIT LOSSES

      The provision for estimated credit losses declined to $3.8 million for the first nine months of 1996 from $11.0 million in the same period in 1995 due primarily to the significant reduction in nonperforming assets which is an important measurement of the credit quality of the real estate loan portfolio. The level of nonperforming assets improved through Imperial's asset resolution efforts and bulk sales of nonperforming assets. Nonperforming assets to total assets declined to 1.5 percent as of September 30, 1996 from 2.1 percent and 2.7 percent as of December 31, 1995 and September 30, 1995, respectively. The aggregate amount of nonperforming assets declined to $11.3 million as of September 30, 1996 from $13.1 million and $14.2 million at December 31, 1995 and September 30, 1995, respectively. See also "Financial Condition - Nonperforming Assets and Allowance for Credit Losses."

NONINTEREST EXPENSE

      General and administrative expense decreased by $1.6 million in the first nine months of 1996 compared to the same period in 1995 as management continues to focus on controlling operating costs. As a percent of average total assets, general and administrative expense declined to 2.0 percent in the first nine months of 1996 from 2.8 percent for the same period in 1995.

      Expenses from real estate operations decreased to $1.0 million in the first nine months of 1996 from $4.6 million in the same period of 1995 due primarily to a reduction in the provision for estimated losses on other real estate owned. Other real estate owned, net of allowances for losses, decreased to $6.5 million at September 30, 1996 from $7.7 million at September 30, 1995.

FINANCIAL CONDITION

NONPERFORMING ASSETS AND ALLOWANCE FOR CREDIT LOSSES

     The following table sets forth the Company's nonperforming assets by category at the dates indicated.

                                                                                SEPTEMBER 30,       DECEMBER 31,      SEPTEMBER 30,
                                                                                     1996               1995               1995
                                                                                --------------   ------------------   --------------

                                                                                               (DOLLARS IN THOUSANDS)
      Nonaccrual Loans:
          Loans, net                                                                  $ 4,542              $ 6,619          $ 6,516
          Sales contracts held for sale                                                   321                  366                -
                                                                                      -------              -------          -------
          Total nonaccrual loans                                                        4,863                6,985            6,516
      Real estate owned                                                                 6,455                6,103            7,682
                                                                                      -------              -------          -------
              Total nonperforming assets                                              $11,318              $13,088          $14,198
                                                                                      =======              =======          =======

      Troubled debt restructurings                                                    $ 5,193              $ 6,182          $ 7,648
      Nonaccrual loans to total gross loans                                              0.79%                1.34%            1.29%

      Nonperforming assets to total assets                                               1.54%                2.14%            2.66%

     The following table provides certain information regarding the Company's allowance for credit losses.


                                                                                  NINE MONTHS ENDED       YEAR ENDED
                                                                                    SEPTEMBER 30,         DECEMBER 31,
                                                                                  -----------------      -------------
                                                                                        1996                  1995
                                                                                        ----                  ----
                                                                                             (IN THOUSANDS)
               ALLOWANCE FOR CREDIT LOSSES:
                Balance, beginning of period                                          $ 8,105               $11,076
                Provision for estimated credit losses                                   3,771                13,098
                Less net charge-offs:
                    Real estate loans                                                   1,802                 9,447
                    Conditional sales contracts                                             -                 6,622
                                                                                      -------               -------
                    Total net charge-offs                                               1,802                16,069
                                                                                      -------               -------
                  Balance, end of period                                              $10,074               $ 8,105
                                                                                      =======               =======


     The significant amount of net charge-offs in 1995 was attributable principally to the application of more aggressive strategies to resolve and dispose of nonaccrual and other potential problem real estate loans. Those strategies were based in part on management's belief that the high costs of earlier resolution of problem assets may be offset by a reduction of the direct and opportunity costs associated with carrying nonearning assets, including general and administrative expenses and funding and capital costs. This approach represented a change in 1995 from prior periods in asset management philosophy, in terms of the time frames Imperial was willing to entertain for the resolution and disposition of problem assets. The accelerated resolution strategy involved Imperial pursuing foreclosure on a greater proportion of problem real estate loans rather than seeking workouts or restructurings. As a result, Imperial experienced lower fair values being assigned to real estate properties upon foreclosure and therefore a corresponding increase in loan charge-offs. Additionally, net charge-offs related to

Imperial's auto finance contract portfolio increased resulting in Imperial's decision to discontinue its auto finance activities in 1995. As a result of the above, and the identification of lower values on certain properties securing Imperial's loans, the provision for estimated credit losses increased significantly during 1995.

LIQUIDITY AND DEPOSIT ACCOUNTS

     Liquidity refers to the Company's ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loan receivables. The Company maintains a cash and investment securities portfolio designed to satisfy operating and regulatory liquidity requirements while preserving capital and maximizing yield. As of September 30, 1996, the Company held approximately $37.8 million of investment securities classified as available for sale. All investment securities held by the Company were fixed income instruments which were rated "A" or better by applicable rating agencies. As of September 30, 1996 and December 31, 1995, the Association's liquidity ratios were 10.0 percent and 8.1 percent, respectively, exceeding the regulatory requirement of 5.0 percent. In addition, the Company's liquidity position is supported by a credit facility with the FHLB of San Francisco. As of September 30, 1996, the Company had available borrowing capacity under this credit facility of $64.0 million.

     Total deposit accounts increased to $588.3 million at September 30, 1996, from $494.8 million at December 31, 1995. During the 1996 third quarter, the Company purchased $28.0 million in deposit accounts at a premium of $.3 million. Based on the levels of retention of deposits in the recent past, management believes that a significant portion of deposits will remain with the Company upon maturity.

CAPITAL RESOURCES

     At September 30, 1996, the Association's Leverage (Core), Tier I and Total Risk-Based capital ratios were 11.7 percent, 14.4 percent and 15.6 percent, respectively. At December 31, 1995, Leverage (Core), Tier I and Total Risk-Based capital ratios were 10.1 percent, 10.7 percent and 12.0 percent, respectively. The minimum regulatory requirement for Leverage (Core), Tier I and Risk-Based capital are 4.0 percent, 4.0 percent and 8.0 percent, respectively. As of September 30, 1996, the Association's capital position was designated as "well capitalized" for regulatory purposes.

     The Company's shareholders' equity increased $29.8 million from December 31, 1995 to September 30, 1996. The increase in shareholders' equity at September 30, 1996 from December 31, 1995 was primarily due to the April 1996 common stock offering of $22.6 million and the accumulation of $7.2 million in net income as retained earnings for the nine month period ended September 30, 1996. There were no dividends declared or paid during the first nine months of 1996.

PART II - OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS

            The Company is party to certain legal proceedings incidental to its business. Management believes that the outcome of such proceedings, in the aggregate, will not have a material effect on the Company's business or financial condition

ITEM 2      CHANGES IN SECURITIES

            Not applicable.

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4      SUBMISSION OF MATTERS OF SECURITY HOLDERS

          (a) On July 25, 1996, the Association held its First Annual Meeting of Shareholders.

          (b) Stockholders voted on the following matters:

              (i) The election of George W. Haligowski as director for a term to expire in 1999:

               Votes            For           Against       Abstain
               -----            ---           -------       -------
                                6,014,190     0             95,565

               (ii) The election of Hirotaka Oribe as director for a term to expire in 1999:

               Votes            For           Against       Abstain
               -----            ---           -------       -------
                                6,083,155     0             26,600

               (iii)  The approval of the proposed Holding Company
                      Reorganization:

                                                                        Broker
               Votes            For           Against       Abstain    Non Votes
               -----            ---           -------       -------    ---------
                                4,522,887     56,160        2,080      1,528,628

               (iv) The approval of the adoption of the Recognition and Retention Plan:

                                                                        Broker
               Votes            For           Against       Abstain    Non Votes
               -----            ---           -------       -------    ---------
                                4,394,002     171,125       16,000     1,528,628

               (v) The approval of the adoption of the Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors and the Transactions thereunder:

                                                                        Broker
               Votes            For           Against       Abstain    Non Votes
               -----            ---           -------       -------    ---------
                                4,457,667     117,860       16,000     1,518,228

ITEM 5    OTHER INFORMATION

          Not applicable.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 27 - Financial Data Schedule.

          (b) A report was filed on August 6, 1996 announcing a change in the Company's independent auditors. There were no disagreements between the Company and the previous independent auditors. No financial statements were filed as part of that report.

                                  SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           ITLA CAPITAL CORPORATION



Date:  November 14, 1996               /s/ George W. Haligowski
       -----------------           ---------------------------------
                                   George W. Haligowski
                                   Chairman of the Board, President and
                                   Chief Executive Officer



Date:  November 14, 1996               /s/ Michael A. Sicuro
       -----------------           ---------------------------------
                                   Michael A. Sicuro
                                   Senior Vice President and Chief
                                   Financial Officer