Form 10-K405
period 1996-12-31
ITLA CAPITAL CORP
filed 1997-03-28
CIK 1000234

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    FOR THE TRANSITION PERIOD FROM __________________ TO __________________

                        COMMISSION FILE NUMBER 0-26960

                           ITLA CAPITAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                 95-4596322
    (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)


7979 IVANHOE AVE., SUITE 100, LA JOLLA, CALIFORNIA         92037
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

      Registrant's telephone number, including area code:  (818) 551-0600

          Securities Registered Pursuant to Section 12(b) of the Act:
                                     NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 Par Value
                               (Title of class)

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
Yes  X   NO     .
   -----   -----

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          As of March 7, 1997, there were issued and outstanding 7,827,750 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of March 7, 1997, was $134,550,863. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

ITEM 1.   BUSINESS

GENERAL

          On October 1, 1996, ITLA Capital Corporation ("ITLA Capital" and with its subsidiaries the "Company") became the holding company of Imperial Thrift and Loan Association ("Imperial" or the "Association"), a 23 year old California thrift and loan company. The Company's principal operating subsidiaries are Imperial and, to a much lesser extent, ITLA Funding Corporation ("Funding"). Unless the context otherwise requires, all references herein to the Company include ITLA Capital, Imperial and Funding on a consolidated basis. All references to the Company prior to October 1, 1996 refer only to Imperial.

          Imperial is engaged in originating real estate loans secured primarily by income producing properties for retention in its portfolio, funded primarily by deposits insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. Imperial's business is conducted through ten offices in California and one loan production office in Nevada and through loan correspondents located in the western United States. Real estate loans are originated throughout the state of California; loans outside of California are originated through Imperial's Las Vegas office or through other wholesale loan origination arrangements. Deposit gathering activities are concentrated in Los Angeles and Orange Counties, the San Francisco Bay Area, and the Sacramento and San Diego areas. Imperial also accepts out of state deposits.

          Subsequent to the holding company reorganization, ITLA Capital established Funding, a Delaware corporation, formed to originate commercial real estate loans for sale in the secondary market. See "- Other Business Activities." Funding has entered into a real estate loan sale agreement with an established brokerage firm to sell loan originations as a part of securitization offerings. Funding has established offices in California, Illinois, New York, Texas and Florida and commenced sales in the first quarter of 1997.

FORWARD-LOOKING STATEMENTS

          When used in this Form 10K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

          The Company does not undertake, and specifically disclaims any obligation, to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

LOAN PORTFOLIO

          Imperial concentrates its lending activities on originating loans secured by income producing real estate, both commercial and residential (including apartments). The interest rates charged on loans generally vary based on a number of factors, including the degree of credit risk, size and maturity of the loan or contract, whether the loan has a fixed or a variable rate, and prevailing market rates for similar types of loans or contracts. In prior years, Imperial was also involved in purchasing automobile finance contracts. During 1996, Imperial sold substantially all of this portfolio. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition -Loans Receivable" for additional information regarding the composition of the loan portfolio at December 31, 1996.

REAL ESTATE LENDING

          GENERAL. While Imperial has been a real estate lender since its inception, the nature of its real estate lending activities has changed significantly since 1992. Under former managements, Imperial emphasized collateral value ratios in its lending process but approved many real estate loans with limited credit underwriting, including limited analysis of the borrower's ability to repay the loan. The repayment of many of these loans depended primarily on a stable or increasing value for the loan's collateral. Weaknesses in this strategy became apparent in the early 1990s as California's pronounced recession severely reduced the repayment abilities of certain borrowers and in many cases property prices in California declined to levels which were inadequate to repay, either through refinancing or foreclosure and subsequent sale, loans secured by such properties. These developments contributed to high levels of nonperforming real estate assets and loss provisions. Since late 1992, Imperial has revised its real estate underwriting standards to make a borrower's financial resources and ability to repay a loan comparable in importance to the loan's collateral as a repayment source. Management believes that the California economy has recently exhibited positive trends in selected areas, which has contributed to Imperial's improved asset quality. A worsening of economic conditions in the state could have an adverse effect on Imperial's real estate lending business, including reducing the demand for new loans, limiting the ability of borrowers to pay financed amounts, and impairing the value of Imperial's real estate collateral.

          Imperial originates loans secured primarily by first trust deeds on income producing properties, such as retail centers, small office and light industrial buildings, apartments, mobile home parks, mini-storage facilities, and other mixed use or special commercial purpose properties. At December 31, 1996, 111 real estate loans in the aggregate amount of $14.6 million were secured by second trust deeds and three real estate loans in the aggregate amount of $1.0 million were secured by third trust deeds. Of these loans collateralized by junior liens, 86% were secured by income producing properties and 14% were secured by one-to-four family residential properties. Of the real estate loans outstanding at December 31, 1996, $15.9 million represented loans to facilitate the sale of other real estate owned ("OREO"). Most of Imperial's real estate borrowers are business owners, individual investors, or investment partnerships whose credit histories generally do not reflect adverse credit characteristics. The income producing property lending that Imperial engages in typically involves larger loans to a single obligor and is generally viewed as exposing the lender to a greater risk of loss than residential one-to-four family lending. Income producing property values are also generally subject to greater volatility than residential property values. The liquidation values of income producing properties may be adversely affected by risks generally incident to interests in real property, including changes or continued weakness in general or local economic conditions and/or specific industry segments; declines in real estate values; declines in rental, room or occupancy rates; increases in interest rates, real estate and personal property tax rates and other operating expenses (including energy costs); the availability of refinancing; changes in governmental rules, regulations and fiscal policies, including rent control ordinances, environmental legislation and taxation; and other factors beyond the control of the borrower or the lender.

          CONSTRUCTION LOANS. Imperial also originates construction loans for income producing properties, as well as for single family home construction other than large scale tract developments. At December 31, 1996, Imperial had $22.5 million in construction loans outstanding. In addition to the lending risks previously discussed, construction loans also present risks associated with the accuracy of the initial estimate of the property's value upon completion and its actual value, as well as timely completion of construction activities for their allotted costs.

These risks can be affected by a variety of factors, including the oversight of the project, localized costs for labor and materials, and the weather.

          LOAN PURCHASES. Imperial generally applies underwriting criteria to loans purchased similar to those applied to loans originated except that current appraisals and borrower credit reports are not obtained. In its loan purchases, Imperial generally reserves the right to reject particular loans from a loan package being purchased and does so for loans in a package that do not meet its underwriting criteria. In determining whether to purchase a loan Imperial assesses both the borrower's ability to repay the loan and the adequacy of the proposed collateral. On purchases, Imperial reviews the appraisal and credit report obtained by the loan seller or originator and arranges for an outside consultant to perform an analysis of the loan and the value of the underlying collateral, including on-site inspection before purchasing the loan. Similar to its loan originations, on loan purchases, Imperial reviews information concerning the income, financial condition, employment and credit history of the applicant. On purchases, Imperial generally obtains an updated title search separate from that provided by the loan seller.

          During 1996, Imperial purchased approximately $62.1 million of income producing property loans from three financial institutions located in California. The loans purchased consisted of 70 loans with principal balances ranging from $140,000 to $3.7 million.

          LENDING ORIGINATION AND UNDERWRITING. Although Imperial's lending and collection policy permits loan to value ratios of up to 75% in some cases, real estate loans are generally made in amounts up to 65% of the appraised value of commercial properties, and generally up to 70% of the appraised value of apartment properties. Loans are generally made for terms up to 10 years, with amortization periods of up to 30 years, but most frequently in the 15-25 year range. Most loans are subject to a quarterly adjustment of their interest rate based on one of several interest rate indexes. Of Imperial's gross real estate loan portfolio of $667.9 million at December 31, 1996, 28.6% was indexed to the Reference Rate charged by the Bank of America (essentially equivalent to the prime rate); 19.6% was indexed to the Federal Home Loan Bank 11th District Cost of Funds Index ("COFI"); 42.5% was indexed to either the six-month London Interbank Offered Rate ("LIBOR"), U.S. Treasury security indexes or the Federal Home Loan Bank of San Francisco ("FHLB") advance rate; and the balance of 9.3% was fixed rate. Most variable rate loans may not adjust downward below their initial rate (the "floor interest rate"), with increases generally limited to maximum adjustments of 2% per year and 5% for the life of the loan. The floor interest rate feature of Imperial's loans can contribute to increased income in periods of declining interest rates, and also assists Imperial in its efforts to limit the risks to earnings and equity value resulting from changes in interest rates. At December 31, 1996, the weighted average floor interest rate for Imperial's variable rate loans portfolio was 9.61% and the weighted average lifetime interest rate cap on such portfolio was 14.87%.

          The maximum size of a single real estate loan made by Imperial is limited by California law to 20% of Imperial's equity capital; at December 31, 1996 that limit was approximately $17.2 million although Imperial's current self imposed limit, restricted by resolution of its board of directors, is 80% of this amount or $13.8 million as the maximum amount of any one loan. Imperial's largest combined credit extension to related borrowers was $6.8 million at December 31, 1996. At December 31, 1996, Imperial had a total of 59 combined extensions of credit to related borrowers of over $2.0 million, and all such loans were performing in accordance with their repayment terms. At December 31, 1996, Imperial had 1,160 secured real estate loans outstanding, with an average balance per loan of approximately $575,000.

          COMPETITION. The Company's competition in originating real estate loans is principally from community banks, certain other thrift and loan companies, real estate financing conduits, small insurance companies, and occasionally larger banks and savings and loan associations. Many of these entities enjoy competitive advantages over the Company relative to a potential borrower in terms of a prior business relationship, wider geographic presence or more accessible branch office locations, the ability to offer additional services or more favorable pricing alternatives, or a lower origination and operating cost structure. The Company seeks to offset the potential effect of these factors by providing borrowers with greater individual attention and a more flexible and accelerated underwriting, approval and funding process than they might obtain elsewhere.

          MARKETING AND ORIGINATIONS. Imperial originates real estate loans through branch offices located in Costa Mesa, Glendale, La Jolla, Sacramento and San Jose, and loan production offices in San Francisco and Las Vegas. These offices are staffed by a total of approximately 22 loan officers. Offices are headed by team leaders who report directly to Imperial's Senior Vice President - Director of Bank Lending. Loan officers solicit mortgage loan brokers for loan applications that meet Imperial's underwriting criteria, and also accept applications directly from borrowers. In 1996, 1995 and 1994, approximately 65%, 43% and 64%, respectively, of the loans funded by Imperial were originated through mortgage brokers, with the balance resulting from direct applications from borrowers. Mortgage loan brokers act as intermediaries between property owners and Imperial in arranging real estate loans and earn a fee based upon the principal amount of each loan funded. Since a large portion of Imperial's marketing effort in its branches and loan production offices is through the contact of loan officers with mortgage brokers, Imperial does not incur significant expenses in the form of advertising its lending services to the general public. Also, since the Company provides only limited deposit products, and not a full range of banking services, it generally does not market its lending services to, or receive loan applications from, its depositors, and hence may be characterized more as a transaction lender than a relationship lender.

          In an effort to expand its origination capabilities, the Company has established relationships with real estate lending correspondents, typically larger mortgage brokerage firms pursuant to which such firms would agree to originate, subject to Imperial's or Funding's underwriting criteria, various types of income property secured loans and residential property secured loans to be funded, or brokered by the Company. The Company believes that such relationships have diversified its geographic base by permitting it to originate loans throughout the United States. In 1996, these relationships resulted in approximately 18% of loan originations held in portfolio by Imperial.

          LOAN APPROVAL PROCESS. Imperial's loan officers prepare a written presentation on every loan application submitted to Loan Committee (comprised of Imperial's Chief Executive, Chief Lending and Chief Credit Officers, the Senior Vice President-Director of Bank Lending and the Vice President-Quality Control) for approval. This presentation includes a description of the prospective borrower and any guarantors, the collateral, and the proposed use(s) of loan proceeds, as well as borrower and property financial statements and analysis. Each application is evaluated from a number of underwriting perspectives, including borrower liquidity, net worth, cash investment, income, debt ratio, credit history, and operating experience, as well as property appraised value, remaining economic life, use, condition, and level of debt service coverage. Imperial's real estate loans are both nonrecourse and full recourse and Imperial generally seeks to obtain personal guarantees from the principals of borrowers which are single or limited asset entities, such as partnerships, corporations, or trusts on full recourse loans. Loans up to $500,000 in amount may be approved by any loan committee member. Loans of $500,000 or more require approval by Imperial's loan committee, which generally meets at least weekly. Variable rate loans over $500,000 must generally satisfy an interest rate sensitivity test to be approved; that is, the current actual income of real property security must be adequate to achieve a minimum debt service coverage ratio of 90% if the interest rate on the loan was at the maximum amount allowed under the terms of the note (generally the fully indexed start rate plus 500 basis points).

          At least one loan committee member must personally conduct on-site inspections of any property involved in loan recommendations of $1.0 million or more, and the Chief Executive Officer must agree to any loan committee decision to approve any loan of this size. Imperial's loan officers are responsible for initial reviews of borrowers, properties, and loan terms, and submission of loans to the loan committee. Following loan approval and prior to funding, a prefunding audit is performed by Imperial's underwriting department to assure that all loan approval terms have been satisfied, that they conform with lending policies (including authorized exceptions), and all required documentation is present and in proper form.

          SERVICING AND COLLECTIONS. Imperial's loan servicing operations are intended to provide prompt customer service and accurate and timely information for account follow-up, financial reporting and management review. Imperial's real estate secured loans are serviced through the loan administration department located in Imperial's headquarters in Glendale, California. Following the funding of an approved loan, all pertinent loan data is entered into Imperial's data processing system, which provides monthly billing statements, tracks payment performance, and effects agreed upon interest rate adjustments on variable rate loans. Regular loan service efforts include payment processing and collection follow up, as well as tracking the performance of additional borrower obligations with respect to the maintenance of casualty insurance coverage, payment of property taxes and senior liens, if any, and periodically requesting required information, including current borrower and property financial and operating statements.
When payments are not received by their contractual due date, collection efforts begin on the 5th day of delinquency with a telephone contact, and proceed to written notices that progress from reminders of the borrower's payment obligation to an advice that a notice of default may be forthcoming. Accounts delinquent for more than 30 days are generally transferred to Imperial's asset management department which, following a review of the account and management approval, implements a collection or restructure plan or a foreclosure or note sale strategy, and evaluates any potential loss exposure on the asset. Given the levels of delinquent and nonperforming real estate secured loans Imperial has serviced and disposed of in the past three years, management believes that Imperial has developed significant expertise in effecting the resolution of problem loans.

NONPERFORMING ASSETS AND OTHER LOANS OF CONCERN


          At December 31, 1996, nonperforming assets, consisting of nonaccrual loans and OREO totaled $12.6 million, or 1.56% of total assets, and Troubled Debt Restructurings ("TDR's") totaled $2.1 million. For additional information regarding nonperforming assets and TDR's, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk
Elements." In addition to nonperforming loans and TDR's, as of December 31, 1996, Imperial had 35 loans with an aggregate outstanding loan balance of $13.1 million with respect to which known information about the possible credit problems of the borrowers or the cash flows of the properties securing the loans have caused management concern about the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such loans in the nonperforming loan category. At December 31, 1996, nine of these loans had a book value in excess of $500,000, of which three loans had a book value in excess of $1.0 million. The following is a brief discussion of the Company's "other loans of concern" where the remaining principal balance of the loan at December 31, 1996 exceeded $1.0 million.

          MULTI-TENANT OFFICE BUILDING, VAN NUYS, CALIFORNIA. This loan was originated in May 1993 to a general partnership in the amount of $1.8 million, has a current balance of $1.75 million, and is secured by a 37,614 square foot multi-tenant office building. The loan matures in 2003. The loan was classified due to periodic delinquencies. Although the borrower claimed that the property's underlying cash flows were insufficient to support the debt service on the loan, property operating statements provided to Imperial by the borrower indicate that cash flow is adequate. Imperial's loan is currently being kept current by the holder of a second trust deed on the property. It is anticipated that Imperial will be paid in full when the second trust deed holder forecloses on the property.

          COMMERCIAL CONSTRUCTION, PALMDALE, CALIFORNIA. This loan was originated in January 1994 to a limited partnership in the amount of $1.4 million and is secured by a retail/automotive center. The loan matured in January 1995 and was extended by forbearance agreements until October 1996, when the borrower filed bankruptcy. A January 1997 appraisal indicated a value of $1.45 million. At December 1996, Imperial's book balance was $1.35 million. The borrower has brought previously delinquent taxes on the property current, and all buildings are now under contract for sale.

          SCHOOL FACILITY, LOS ANGELES, CALIFORNIA. This loan originated in 1989 and was renewed in 1992. The original loan amount was $1.46 million, and the balance is currently $1.45 million. The loan is secured by a preparatory school facility. Imperial is monitoring the loan because of delinquent taxes in the amount of $133,000 as well as periodic delinquent monthly payments, however, as of December 31, 1996, the loan was performing in accordance with its repayment terms. An appraisal of the property dated July 1996 indicated the value of the collateral to be $1.8 million.

CLASSIFIED ASSETS

          Management also uses a loan classification system to help it evaluate the risks inherent in its real estate loan portfolio. Loans are identified as satisfactory, special mention, substandard, doubtful or loss based upon consideration of all sources of repayment, underlying collateral values, current and anticipated economic conditions, trends and uncertainties, and historical experience. Underlying collateral values for real estate dependent loans are supported by property appraisals or evaluations. Imperial reviews its loan classifications on at least a monthly basis. At December 31, 1996, Imperial classified $16.3 million in loans as substandard and $3.3 million as special mention. Of the 50 loans comprising the $16.3 million in substandard loans, 24 loans totaling $6.4 million were included in the non-performing table in "Item
7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Risk Elements" and the balance was included in the $13.8 million of "other loans of concern," discussed above.

FUNDING SOURCES

          The primary source of funding for Imperial's lending operations and investments are investment certificates, which are functionally equivalent to deposits at banks and savings and loan associations and are hereinafter referred to as "deposits." Imperial's deposits are federally insured by the FDIC to the extent permitted by law. Imperial's deposits are substantially all in the form of term investment certificates that pay fixed rates of interest for periods ranging from 90 days to five years. Imperial also offers variable rate passbook accounts, and during late 1995 introduced a variable rate money market account with limited checking features. As with many other thrift and loans in California, Imperial's strategy with all deposit accounts is to offer rates significantly above those customarily offered by other financial institutions in its market. Imperial has generally accumulated deposits by relying on renewals of term accounts by existing depositors, participating in deposit rate surveys which list Imperial among the higher rate paying insured institutions, and periodically advertising in various local market newspapers and other media. Imperial is able to pursue this strategy by operating a savings branch system offering fewer products and services than many institutions. Because Imperial does not provide demand checking accounts, safe deposit boxes, money orders, trust services, and various other retail banking services, management believes its staffing and overhead costs are significantly lower than banks and savings institutions. Management further believes that its deposits are a reliable funding source, and that the cost of funds resulting from Imperial's deposit gathering strategy is comparable to those of other thrift and loan companies pursuing a similar strategy. However, because Imperial competes for deposits primarily on the basis of rates, Imperial could experience difficulties in attracting deposits if it could not continue to offer deposit rates at levels above those of banks and savings institutions. Management also believes that any efforts to significantly increase the size of its deposit base may require greater marketing efforts and/or increases in deposit rates to the higher levels of the deposit rate surveys in which Imperial participates. Although there were no brokered deposits at December 31, 1996, Imperial may seek such deposits in the future. During 1996, Imperial acquired a branch office located in San Francisco, California with deposits of $28.9 million and acquired $31.9 million of deposits from another financial institution which were consolidated into an existing branch office. For information concerning overall deposits outstanding during the periods indicated and the rates paid thereon, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Net Interest Income."

          To a limited extent, Imperial has also used advances from the FHLB and bank lines of credit as funding sources. Imperial became a member of the FHLB in 1994 and was subsequently approved for a credit line of up to 25% of its total assets. FHLB advances are collateralized by pledges of qualifying investment securities, mortgage-backed securities, and loan collateral. At December 31, 1996, FHLB advances outstanding totaled $43.5 million, and the remaining available borrowing capacity, based on the loans and securities pledged as collateral, totaled $84,749,000. See "Item 8. Financial Statements and Supplementary Data -- Notes 2,3 and 8 to the Company's Consolidated Financial Statements."

OTHER BUSINESS ACTIVITIES

          Prior to 1996, Imperial was in the business of purchasing automobile finance contracts. During late 1995, Imperial decided to discontinue this activity and in 1996 Imperial sold substantially all its automobile finance contract portfolio. Management has no current plans to reenter this business. Management intends to evaluate the feasibility of the Company entering other financial related businesses. There can be no assurance, however, that the Company will elect to enter such additional businesses or, if it does, that it will achieve favorable results in any such activities.

ITLA FUNDING CORPORATION

          In October 1996, the Company established Funding, a Delaware corporation, formed to originate commercial real estate loans for sale in the secondary market. Funding has entered into a real estate loan sale agreement with an established brokerage firm to sell loan originations as part of securitization offerings. Funding has established offices in California, Illinois, New York, Texas and Florida and commenced in the sales the first quarter of 1997.

REGULATION

          Imperial is subject to supervision and regulation by the California Department of Corporations ("CDOC") and, as an insured institution, by the FDIC. The Company is not a bank holding company and is not directly regulated or supervised by the CDOC, the FDIC, the Federal Reserve Board or any other bank regulatory authority, except with respect to the general regulatory and enforcement authority of the CDOC and the FDIC over transactions and dealings between the Company and Imperial, and except with respect to both the specific limitations regarding ownership of the capital stock of the parent corporation of any thrift and loan, and the specific limitations regarding the payment of dividends from Imperial. Commencing on July 1, 1997 all California financial institutions, including Imperial, will be regulated by a new California agency, the Department of Financial Institutions.

          CALIFORNIA LAW   The thrift and loan business conducted by Imperial is
governed by the California Industrial Loan Law and the rules and regulations of the CDOC which, among other things, regulate the issuance of certain thrift deposits as well as the collateral requirements and maximum maturities of the various type of loans that are permitted to be made by California-chartered industrial loan companies (thrift and loan companies).

          Subject to restrictions imposed by applicable California law, Imperial is permitted to make secured and unsecured consumer and nonconsumer loans. The maximum term for repayment for loans made by thrift and loan companies ranges up to 40 years and 30 days depending upon the type of collateral and priority of secured position, if any. Although nonconsumer secured loans of fewer than 10 years may generally be repaid in unequal periodic payments, consumer loans must generally be repaid in substantially equal periodic payments. California law limits lending activities outside of California by thrift and loan companies to no more than 40% of total assets. At December 31, 1996, 9% of Imperial's loan portfolio consisted of loans or obligations made outside the state of California.

          California law contains extensive requirements for the diversification of the loan portfolios of thrift and loan companies. A thrift and loan with outstanding investment certificates may not, among other things, place more than 25% of its loans or other obligations in loans or obligations which are secured only partially, but not primarily, by real property; may not make any one loan secured primarily by improved real property which exceeds 20% of its paid-up and unimpaired capital stock and surplus not available for dividends (10% for unimproved property); may not lend an amount in excess of 5% of its paid-up and unimpaired capital stock and surplus not available for dividends upon the security of the stock of any one corporation (and that stock may not exceed 10% of outstanding stock of the corporation); may not make loans to, or hold the obligations of, any one person as primary obligor in an aggregate principal amount exceeding 20% of its paid-up and unimpaired capital stock and surplus not available for dividends (5% if the loans are unsecured); may not have outstanding leases which exceed 20% of the thrift's aggregate net loans and obligations including direct lease obligations; and may have no more than 70% of its total assets in loans which have remaining terms to maturity in excess of seven years and are secured solely or primarily by real property. At December 31, 1996, Imperial satisfied all of these requirements. Based on the existing loans in Imperial's portfolio at December 31, 1996, Imperial's ratio of loans secured solely or primarily by real property with terms in excess of seven years to assets was approximately 41.5%. Management believes that Imperial can maintain compliance with such regulatory requirements by managing the mix of its assets and loans without any material adverse impact on earnings or liquidity.

          A thrift and loan generally may not make any loan to, or hold an obligation of, any of its directors or officers or any director or officer of its holding company or affiliates, except in specified cases and subject to regulation by the CDOC. A thrift and loan also may not make any loan to, or hold any obligation of, any of its shareholders or any shareholder of its holding company or affiliates, except that this prohibition does not apply to persons who own less than 10% of the stock of a holding company or affiliates which are listed on a national securities exchange. Any person who wishes to acquire 10% or more of the capital stock or capital of a California thrift and loan company or 10% or more of the voting capital stock or other securities giving control over management of its parent company must obtain the prior written approval of the CDOC.

          A thrift and loan is subject to certain leverage limitations which are not generally applicable to commercial banks or savings and loan associations. In particular, thrift and loans may not have outstanding at any time investment certificates that exceed 20 times paid-up and unimpaired capital and surplus. Under California law, thrift and loans that desire to increase their leverage must meet specified minimum standards for liquidity reserves in cash, loan loss reserves, minimum capital stock levels and minimum unimpaired paid-in surplus levels. For example, in order for a thrift and loan to increase its deposits to more than 15 times the aggregate amount of its paid-up and unimpaired capital and unimpaired surplus not available for dividends, the thrift must among other things maintain a liquidity reserve in cash or cash equivalents equal to 1.5% of its total investment certificates outstanding, maintain its capital stock not less than $1.25 million, and maintain its unimpaired paid-in surplus not less than $750,000. At December 31, 1996, Imperial's total deposits were 7.8 times its paid-up and unimpaired capital and unimpaired surplus not available for dividends. In addition, at December 31, 1996, Imperial maintained a liquidity reserve in cash or cash equivalents equal to 6.9% of its total deposits outstanding and its allowance for credit losses was $10.9 million. At December 31, 1996, Imperial had no brokered deposits.

          Thrift and loan companies are not permitted to borrow, except by the sale of investment or thrift certificates, in an amount exceeding 300% of its outstanding capital stock, surplus and undivided profits, without the CDOC's prior consent. All sums borrowed in excess of 150% of its oustanding capital stock, surplus and undivided profits must be unsecured borrowings or, if secured, approved in advance by the CDOC, and be included as investment or thrift certificates for purposes of computing the maximum amount of certificates a thrift and loan may issue. However, collateralized FHLB advances are excluded for this test of secured borrowings and are not specifically limited by California law. Imperial had $43.5 million of outstanding borrowings at December 31, 1996, consisting solely of collateralized FHLB advances.

          Thrift and loan companies are generally limited to investments, other than loans, that are legal investments for commercial banks. California commercial banks are prohibited from investing an amount exceeding 15% of shareholders' equity in the securities of any one issuer, except for specified obligations of the United States, California, and local governments and agencies thereof. A thrift and loan company may acquire real property only in satisfaction of debts previously contracted, pursuant to certain foreclosure transactions or as may be necessary for the transaction of its business, in which case such investment is limited to one-third of a thrift and loan's paid-up capital stock and surplus not available for dividends. Imperial complied with these requirements at December 31, 1996.

          The California Industrial Loan Law allows a thrift and loan to increase its secondary capital by issuing interest-bearing capital notes in the form of subordinated notes and debentures. Such notes are not deposits and are not insured by the FDIC or any other governmental agency, generally are required to have a maturity of at least seven years, and are subordinated to deposit holders, general creditors and secured creditors of the issuing thrift.

          Although investment authority and other activities that may be engaged in by Imperial generally are prescribed under the California Industrial Loan Law, certain provisions of the FDIA may limit Imperial's ability to engage in certain activities that otherwise are authorized under the California Industrial Loan Law. See "Federal Law - Restrictions on Imperial's Activities and Investments."

          A thrift and loan is not permitted to declare dividends on its capital stock unless it has at least $750,000 of unimpaired capital plus additional capital of $50,000 for each branch office maintained. In addition, no distribution of dividends is permitted unless: (i) such distribution would not exceed a thrift and loan's retained earnings, or (ii) in the alternative, after giving effect to the distributions the sum of a thrift and loan's assets (net of goodwill, capitalized research and development expenses and deferred charges) would not be less than 125% of its liabilities (net of deferred taxes, income and other credits).

          A thrift and loan is likewise prohibited from paying dividends from that portion of capital that has been restricted for dividend payment purposes by its bylaws or by resolution of its board of directors. The amount of restricted capital maintained by a thrift and loan provides the basis for establishing the maximum amount that a thrift and loan may lend to one single borrower. Accordingly, a thrift and loan typically restricts as much capital as necessary to achieve its desired loan to one borrower limit, which in turn restricts the funds available for the payment of dividends. Imperial's Board has passed a resolution requiring Imperial to maintain a Tier 1 capital ratio of not less than 10%.

          FEDERAL LAW Imperial's deposits are insured by the Bank Insurance Fund ("BIF") to the full extent permissible by law. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports, and generally supervises the operations of institutions to which it provides deposit insurance. The FDIC is also the federal agency charged with regulating state-chartered banks that are not members of the Federal Reserve System. For this purpose, Imperial is considered to be a state-chartered nonmember bank. Imperial is subject to the rules and regulations of the FDIC to the same extent as FDIC-insured state-chartered commercial banks. In addition to the approval of the CDOC, the approval of the FDIC is required prior to any merger, consolidation, or acquisition of control of Imperial, and prior to the establishment or relocation of a branch office facility of Imperial. Any person who wishes to acquire control of Imperial must obtain the consent of both the FDIC and the CDOC.

          REGULATORY CAPITAL REQUIREMENTS. Federally-insured, state-chartered banks, including thrift and loans, such as Imperial, are required to maintain minimum levels of regulatory capital. The FDIC also is authorized to impose capital requirements in excess of these standards on individual banks on a case-by-case basis.

          Imperial is required to comply with three separate minimum capital requirements: a "Tier 1 capital ratio" or Leverage Ratio and two "risk-based" capital requirements. "Tier 1 capital" generally includes common shareholders' equity (including retained earnings), qualifying noncumulative perpetual preferred stock and any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries, less intangible assets, other than properly valued purchased mortgage servicing rights up to certain specified limits and less net deferred tax assets in excess of certain specified limits. At December 31, 1996, Imperial did not have any net deferred tax assets in excess of the specified limits.

          TIER 1 CAPITAL RATIO (LEVERAGE RATIO). FDIC regulations establish a minimum 3.0% ratio of Tier 1 capital to total average assets for the most highly-rated state-chartered, FDIC-supervised banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, FDIC-supervised banks, which effectively imposes a minimum Tier 1 capital ratio for such other banks of between 4.0% to 5.0%. Under FDIC regulations, highly-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. At December 31, 1996, Imperial's required Leverage Ratio was 4.0% and its actual Leverage Ratio was 10.64%.

          RISK-BASED CAPITAL REQUIREMENTS. The risk-based capital requirements contained in FDIC regulations generally require Imperial to maintain a ratio of Tier 1 capital to risk-weighted assets ("Tier 1 Risk-Based Ratio") of at least 4.0% and a ratio of total risk-based capital to risk-weighted assets ("Total Capital Ratio") of at least 8.0%. To calculate the amount of capital required, assets are placed in one of four categories and given a percentage weight (0%, 20%, 50% or 100%) based on the relative risk of the category. For example, U.S. Treasury Bills and GNMA securities are placed in the 0% risk category. FNMA and FHLMC securities are placed in the 20% risk category, loans secured by one-to-four family residential properties and certain privately-issued mortgage-backed securities are generally placed in the 50% risk category, and commercial and consumer loans and other assets are generally placed in the 100% risk category. In addition, certain off-balance sheet items are converted to balance sheet credit equivalent amounts and each amount is then assigned to one of the four categories.

          For purposes of the risk-based capital requirements, "total capital" means Tier 1 capital plus supplementary or Tier 2 capital, so long as the amount of supplementary or Tier 2 capital that is used to satisfy the requirement does not exceed the amount of Tier 1 capital. Supplementary or Tier 2 capital includes, among other things, so-called permanent capital instruments (cumulative or other perpetual preferred stock, mandatory convertible subordinated debt and perpetual subordinated debt), so-called maturing capital instruments (mandatory redeemable preferred stock, intermediate-term preferred stock, mandatory convertible subordinated debt and subordinated debt), and the allowance for credit losses up to a maximum of 1.25% of risk-weighted assets.

          The federal banking agencies also adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates.

          The FDIC and the other federal banking agencies have also promulgated final amendments to their respective risk-based capital requirements which would explicitly identify concentration of credit risk and certain risks arising from nontraditional activities, and the management of such risk as important factors to consider in assessing an institution's overall capital adequacy. The FDIC may now require higher minimum capital ratios based on certain circumstances, including where the institution has significant risks from concentration of credit or certain risks arising from nontraditional activities.

          The federal banking agencies have adopted for regulatory purposes Statement of Financial Accounting Standards ("SFAS") No. 115, which, among other things, generally adds a new element to Shareholders' equity under Generally Accepted Accounting Principles ("GAAP") by including net unrealized gains and losses on certain securities. In December 1994, the FDIC issued final amendments to its regulatory capital requirements which require that the net amount of unrealized losses from available for sale equity securities with readily determinable fair values be deducted for purposes of calculating the Tier 1 capital ratio. All other net unrealized holding gains (losses) on available for sale securities are excluded from the definition of Tier 1 capital. At December 31, 1996, Imperial had no available for sale equity securities in its investment portfolio.

          PROMPT CORRECTIVE ACTION REQUIREMENTS. The FDIC has implemented a system requiring regulatory sanctions against state-chartered banks (which for this purpose includes Imperial) that are not adequately capitalized, with the sanctions growing more severe the lower the institution's capital. The FDIC has established specific capital ratios for five separate capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

          An institution is treated as well capitalized if its Total Capital Ratio is 10.0% or more, its Tier 1 Risk-Based Ratio is 6.0% or more, its Leverage Ratio is 5.0% or greater, and it is not subject to any order or directive by the FDIC to meet a specific capital level. An institution will be undercapitalized if its Total Capital Ratio is less than 8.0%, Tier 1 Risk-Based Ratio is less than 4.0%, or if its Leverage Ratio is less than 4.0% (3.0% if the institution receives the highest rating on the composite financial institutions rating system). An institution whose capital falls between the well capitalized and undercapitalized levels will be treated as adequately capitalized. An institution will be treated as significantly undercapitalized if the above capital ratios are less than 6.0%, 3.0%, or 3.0% respectively. An institution will be treated as critically undercapitalized if its ratio of tangible equity (Tier 1 capital plus cumulative preferred stock minus intangible assets other than purchased mortgage servicing rights) to adjusted total assets is equal to or less than 2.0%. At December 31, 1996, such ratio for Imperial was 10.64% and, therefore, Imperial's capital qualified it for the well capitalized category.

          The FDIC is authorized and, under certain circumstances required to take certain actions against institutions that fail to meet their capital requirements. The FDIC is generally required to take action to restrict the activities of an "undercapitalized institution." Any such institution must submit a capital restoration plan and until such plan is approved by the FDIC may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The FDIC is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

          Any institution that fails to comply with its capital plan or is "significantly undercapitalized" must be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the institution. A "critically undercapitalized' institution is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the FDIC must appoint a receiver or conservator for an institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the FDIC, including the appointment of a conservator or a receiver.

          The FDIC is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

          The imposition by the FDIC of any of these measures on Imperial may have a substantial adverse effect on Imperial's operations and profitability. The Company does not have preemptive rights, and therefore, if Imperial is directed by the FDIC to issue additional shares of common stock, such issuance may result in the dilution in the percentage of ownership of Imperial.

          NEW SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies adopted final guidelines establishing standards for safety and soundness. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

          FDIC INSURANCE ASSESSMENTS. The FDIC assesses deposit insurance premiums under a risk-based assessment system, which is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. Under the risk-based assessment system, a BIF member institution such as Imperial is categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in Imperial's case, the FDIC). The FDIC's assessment rates for BIF-insured institutions range from 0 to 27 basis points per $100 of domestic deposits. At December 31, 1996, Imperial paid no BIF assessment to the FDIC.

          RESTRICTIONS ON IMPERIAL'S ACTIVITIES AND INVESTMENTS. Under the FDIA, a state-chartered bank (which includes Imperial) and its subsidiaries may not engage as principal in any activities that are not permissible for national banks and their subsidiaries unless (1) the bank meets the applicable FDIC capital standards described above, and (2) the FDIC has determined that the activity would pose no significant risk to the BIF. With limited exceptions, the FDIC may not use this authority to permit a state-chartered bank to engage in equity investments (other than investments in subsidiaries) or in insurance underwriting. Imperial's activities are permissible activities for national banks.

          The FDIC regulations which implement the FDIA limitation on state bank activities require a state bank to abide by any conditions or restrictions applicable to national banks if the state bank wishes to conduct the activity without first obtaining the FDIC's consent. These regulations could limit Imperial's ability to expand into new activities that might otherwise be available under California law, or to invest in equity securities of corporations, which is permissible under certain circumstances for California-chartered commercial banks but not for national banks.

          Imperial is prohibited from engaging in certain tying arrangements in connection with an extension of credit, sale or lease of property or provision of services. For example, with certain exceptions, Imperial may not require a customer to obtain other services provided by Imperial, and may not require the customer to promise not to obtain other services from a competitor, as a condition to an extension of credit or reduced consideration for credit to the customer.

          In addition, federal law imposes restrictions on transactions between Imperial and its affiliates. All such transactions, including leases and service contracts, must be on terms and under circumstances that are substantially the same, or at least as favorable to Imperial, as those prevailing at the time for comparable transactions involving nonaffiliated companies. In the absence of comparable transactions, the affiliate transaction must be on terms and under circumstances that in good faith would be offered by Imperial to nonaffiliated companies. Extensions of credit by Imperial to an affiliate must be fully collateralized or over collateralized, depending on the type of collateral. Imperial may not extend credit to any one affiliate in an amount that exceeds 10% of its capital (20% for all affiliates in the aggregate). Any purchase of assets by Imperial from an affiliate is also subject to these limits, as are certain other transactions, including any guarantee of an affiliate's obligations or any investment in securities issued by an affiliate. The California Industrial Loan Law also applies certain restrictions to transactions with affiliates. Federal and state law also places limitations on loans by Imperial to its directors, officers and controlling persons. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated persons.

          The FDIC has enforcement authority over Imperial with respect to the restrictions on tying arrangements and affiliate transactions.

          LIMITATIONS ON DIVIDENDS. In policy statements, the FDIC has advised insured institutions that the payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. As a result of this policy, Imperial may find it difficult to pay dividends out of retained earnings from historical periods prior to the most recent fiscal year or to take advantage of earnings generated by extraordinary items. The FDIC has authority to prohibit financial institutions from engaging in business practices which are considered to be unsafe or unsound. It is possible, depending upon the financial condition of Imperial and other factors, that such regulators could in some circumstances assert that the payment of dividends constitutes an unsafe or unsound practice and could prohibit payment of dividends even though such payment is otherwise permissible. In addition, federal law prohibits any insured institution from paying dividends if after such payment the institution would be undercapitalized. See "Federal Law Prompt Corrective Action Requirements."

          COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS. Imperial is subject to certain fair lending requirements and reporting obligations involving lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. In its most recent CRA examination, the FDIC rated Imperial "satisfactory" in complying with its CRA obligations.

          In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

          MEMORANDUM OF UNDERSTANDING   From March 1, 1993 until March 11, 1996,
Imperial had operated under a Memorandum of Understanding ("MOU") between Imperial, the FDIC and CDOC. A MOU is an informal administrative action designed to address and correct weaknesses identified by supervisory agencies. MOUs are utilized with institutions considered to be of supervisory concern but which have not deteriorated to the point where formal administrative action is warranted. The FDIC utilizes MOUs where it believes that the problems have been adequately identified and that the institution will, in good faith, move to correct the problems. Although a MOU is not a legally enforceable agreement, an institution's failure to comply with the provisions of a MOU, or a continued deterioration of the areas addressed in the MOU, may lead to more formal administrative action.

          The FDIC and CDOC concluded a joint examination of Imperial as of August 17, 1992. The examination resulted in the FDIC and CDOC requiring Imperial to enter into a MOU, which required, among other things, that Imperial:
(a) increase its Shareholders' equity by $2.0 million; (b) maintain a Leverage Ratio of at least 7.5%; (c) reduce assets classified in the examination to specified levels; and (d) effect enhancements to various lending, collection and funds management policies and procedures. Imperial's former parent made the required capital contribution and Imperial otherwise sought to comply with the terms of the MOU. Following another joint examination in August 1993, the FDIC and the CDOC requested Imperial to enter into a subsequent MOU. The MOU required, among other things, that Imperial: (a) continue to maintain a Leverage Ratio of at least 7.5%; (b) increase its allowance for credit losses; (c) maintain management acceptable to the FDIC and CDOC; (d) not pay cash dividends without prior approval of the FDIC and CDOC; (e) establish a plan for the further reduction of assets classified in the examination; (f) reduce its dependence on volatile liabilities; and (g) effect further revisions and enhancements to a variety of policies and procedures, including internal loan review, funds management, and interest rate risk policies and procedures. Because Imperial was subjected to the MOU, additions of new directors or senior officers were subject to notice of nondisapproval by the FDIC. In November 1995, the FDIC and CDOC conducted another examination of Imperial as of October 31, 1995. The FDIC's and CDOC's report of this examination did not cite any material deviations from the MOU. Management requested termination of the MOU at the earliest practicable date, which request was granted on March 11, 1996.

          POTENTIAL ENFORCEMENT ACTIONS   Insured depository institutions, such
as Imperial, and their institution-affiliated parties, may be subject to potential enforcement actions by the FDIC and the CDOC for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties, and the imposition of restrictions and sanctions under the FDIC's prompt corrective action provisions. Management knows of no pending or threatened enforcement actions against Imperial.

DATA PROCESSING AGREEMENT

          The Company has entered into an agreement with a third party to provide data processing services to the Company, including general ledger accounting, the production of management reports, and loan and deposit customer statement and billing services. The fees under the agreement consist of a base monthly fee which may vary based on the number of accounts processed, as well as other charges based on usage. The initial term of this agreement, entered into in 1994, is for five years, with annual renewals thereafter unless either party gives 180 days prior written notice of intent to terminate. In the event that the Company elects to terminate the contract prior to the expiration of the initial term, a termination fee of approximately 50% of the estimated remaining payments due under the contract would be payable, unless the third party had committed significant events of default under the agreement. Charges under the agreement totaled approximately $275,000 for 1996; at that date, the estimated remaining payments due under the contract, at current portfolio and service levels, were approximately $695,000.

ITEM 2. PROPERTIES

          The Company leases all of its operating facilities. The Company's only material lease obligation is for Imperial's headquarters office in Glendale, California, which lease extends until 2006 with base annual rental expense of $479,000 for the entire term, plus common area expenses that are subject to annual increases. The following table sets forth certain information regarding the Company's facilities.

                                                                                                      Year Current
Locations               Office Uses                                            Square Footage      Lease Term Expires
---------               -----------                                            --------------      ------------------
La Jolla, CA            Headquarters, real estate lending, savings                   4,551                1999
Glendale, CA            Imperial's headquarters, real estate lending, savings       23,498                2006
Beverly Hills, CA       Savings                                                      2,218                1998
Costa Mesa, CA          Real estate lending, savings                                 3,493                2000
Encino, CA              ITLA Funding Corporation's headquarters, savings             5,298                2004
Las Vegas, NV           Loan production office                                         800                1996(1)
Sacramento, CA          Real estate lending, savings                                 2,996                1996(1)
San Francisco, CA       Loan production office                                       1,900                1999
San Francisco, CA       Real estate lending, savings                                 5,005                2002
San Jose, CA            Real estate lending, savings                                 2,612                1997(1)
San Mateo, CA           Savings                                                      2,282                1996(1)

 (1) These leases will not be renewed.

          The Company's other out of state operations are conducted from executive suite facilities. For additional information regarding the Company's premises and equipment, see "Item 8. Financial Statement and Supplementary Data--Note 12 to Notes to Consolidated Financial Statements."

          Management believes that the Company's present facilities are adequate for its current needs, and that alternative or additional space, if necessary, will be available on reasonable terms.

ITEM 3.   LEGAL PROCEEDINGS

          The Company is party to certain legal proceedings incidental to its business. Management believes that the outcome of such proceedings, in the aggregate, will not have a material effect on the Company's business or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.

                                    PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's common stock is traded on the Nasdaq National market system under the symbol "ITLA". At December 31, 1996, there were approximately eight holders of record of Company common stock and 7,824,000 shares outstanding.

          The following table sets forth, for the periods indicated, the range of high and low trade prices for Company common stock quoted on Nasdaq. Stock price data on Nasdaq reflects interdealer prices, without retail mark-up, mark-down or commission.

                                                    MARKET PRICE
                                            -------------------------    AVERAGE DAILY
1996                                        HIGH       LOW      CLOSE    CLOSING PRICE
                                            ----       ---      -----    -------------
    4th Quarter                             $15.00    $13.38    $15.00       $14.42
    3rd Quarter                              14.50     12.63     13.63        13.40
    2nd Quarter                              15.25     13.25     14.75        14.25
    1st Quarter                              14.00     11.75     14.00        13.04

1995
    4th Quarter (1)                          12.63     11.38     12.25        11.91
__________

(1)  Trading commenced October 24, 1995


          The following table includes supplementary quarterly operating results and per share information for the past two years. The data presented should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with "Item 8. Financial Statements and Supplementary Data" included elsewhere in this report.

 QUARTERLY OPERATIONS (UNAUDITED)                           FOR THE QUARTER  ENDED
                                           ----------------------------------------------------
                                           MARCH 31    JUNE 30       SEPTEMBER 30   DECEMBER 31
                                           --------    -------       ------------   -----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1996
    Net interest income                      $8,462    $ 8,415           $8,703        $9,517
    Total noninterest income                    310        328              254           161
    Provision for valuation allowance             -          -                -           700
    Provision for estimated credit            1,721      1,100              950         1,100
     losses
    Real estate operations, net                 687        350               62           (50)
    General and administrative expense        2,739      3,497            3,621         3,229
    Provision for income taxes                1,385      1,427            1,729         1,879
    Net income                                2,240      2,369            2,595         2,820
    Earnings per share                        $0.37      $0.32            $0.33         $0.35


1995
    Net interest income                      $7,572    $ 7,705           $8,228        $9,024
    Total noninterest income                    379        371              430           522
    Provision for valuation allowance             -      4,774                -             -
    Provision for estimated credit            2,628      5,116            3,280         2,074
     losses
    Real estate operations, net               1,732      1,460            1,630           640
    General and administrative expense        4,023      3,839            3,622         3,772
    Provision (benefit) for income taxes       (171)    (2,953)              52         1,116
    Net income (loss)                          (261)    (4,160)              74         1,944
    Earnings (loss) per share                $(0.06)    $(0.96)           $0.01         $0.35

ITEM 6.   SELECTED FINANCIAL DATA

          The following condensed statements of operations and financial condition and selected performance ratios as of December 31, 1996, 1995, 1994, 1993 and 1992 and for the years then ended have been derived from the audited consolidated financial statements of the Company. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                      AS OF AND FOR THE YEARS ENDED DECEMBER 31
                                            -------------------------------------------------------------------
                                              1996         1995          1994            1993            1992
                                            --------     --------      --------        --------        --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Condensed Statements of Operations:
Total interest income                       $ 69,496     $ 61,872      $ 54,306        $ 50,673        $ 51,739
Total interest expense                        34,399       29,343        21,732          20,009          22,156
                                            --------     --------      --------        --------        --------
          Net interest income before
           provisions for valuation
           allowance and estimated
            credit losses                     35,097       32,529        32,574          30,664          29,583
Provision for estimated credit losses          4,871       13,098         6,731           5,905           9,544
Provision for valuation allowance on
 loans held for sale                             700        4,774             -               -               -
                                            --------     --------      --------        --------        --------
          Net interest income after
           provisions for valuation
           allowance and estimated
            credit losses                     29,526       14,657        25,843          24,759          20,039
                                            --------     --------      --------        --------        --------
Noninterest income                             1,053        1,310         1,491           2,751           2,610
                                            --------     --------      --------        --------        --------
Noninterest expense:
          Compensation and benefits            5,723        7,313         7,044           6,860           7,216
          Occupancy and equipment              1,929        2,230         2,601           1,874           2,077
          Other general and                    5,434        5,717         6,575           5,628           4,958
           administrative expenses
          Real estate operations, net          1,049        5,070         4,381           5,076           4,337
                                            --------     --------      --------        --------        --------
           Total noninterest expense          14,135       20,330        20,601          19,438          18,588
                                            --------     --------      --------        --------        --------
Income (loss) before provision
 (benefit) for income taxes                   16,444       (4,363)        6,733           8,072           4,061
Provision (benefit) for income taxes           6,420       (1,960)        2,729           3,223           1,678
                                            --------     --------      --------        --------        --------
Net income (loss)                           $ 10,024     $ (2,403)     $  4,004        $  4,849        $  2,383
                                            ========     ========      ========        ========        ========
Earnings (loss) per share (1)                  $1.36      $( 0.52)        $0.93           $1.12           $0.55

Dividends paid                                     -            -             -               -        $    828
Dividends per share (1)                            -            -             -               -           $0.19

Condensed Statements of Financial
 Condition:
Cash and cash equivalents                   $ 48,881     $ 22,106      $ 13,361        $ 17,001        $  4,613
Investment securities available for sale      50,292            -             -               -               -
Investment and mortgage-backed
 securities held to maturity                  31,870       60,324        13,146           1,992           6,796
Stock in Federal Home Loan Bank                8,349       12,362         3,000               -               -
Loans receivable, net (2)                    661,851      503,797       478,419         438,199         399,049
Allowance for credit losses                  (10,885)      (8,105)      (11,076)         (8,800)         (8,000)
Interest receivable                            4,411        3,865         3,250           2,814           2,497
Other real estate owned, net                   5,416        6,103        10,544          13,058          15,293
Premises and equipment, net                    2,610        3,008         3,586           1,271           1,508
Deferred income taxes                          3,613        3,309         4,408           5,617           4,575
Other assets                                   4,035        3,904         2,768           1,651             681
                                            --------     --------      --------        --------        --------
           Total assets                     $810,443     $610,673      $521,406        $472,803        $427,012
                                            ========     ========      ========        ========        ========

Deposit accounts                            $670,336     $494,793      $448,557        $426,111        $386,750
Federal Home Loan Bank advances               43,500       54,000        22,700               -               -
Accounts payable and other liabilities         7,289        5,188         6,446           6,994           7,412
Shareholders' equity                          89,318       56,692        43,703          39,698          32,850
                                            --------     --------      --------        --------        --------
           Total liabilities and
            shareholders' equity            $810,443     $610,673      $521,406        $472,803        $427,012
                                            ========     ========      ========        ========        ========
Book value per share (1)                      $11.42        $9.48        $10.12           $9.19           $7.60
----------

(1)  After an 86.4 for 1 stock split effective October 17, 1995.
(2) Loans, including loans held for sale, before allowance for credit losses and net of unearned finance charges and loan fees.

                                              As of and for the Years Ended December 31
                                            ----------------------------------------------
                                             1996      1995      1994      1993      1992
                                            ------    ------    ------    ------    ------
SELECTED PERFORMANCE RATIOS:
Return on average assets                      1.44%     (.44)%     .79%     1.05%      .56%
Return on average shareholders' equity       12.86     (5.26)     9.53     12.93      7.29
Net interest margin (1)                       5.13      6.09      6.64      6.87      7.23
Average interest-earning assets to
 average interest-bearing liabilities       112.14    108.19    107.20    107.47    107.21
Noninterest expense to average total
 assets                                       2.04      3.70      4.06      4.21      4.40
Efficiency ratio (2)                         39.10     60.08     60.48     58.17     57.74
Efficiency ratio excluding REO expense       36.20     45.10     47.61     42.98     44.27
General and administrative expense to
 average total assets                         1.88      2.78      3.20      3.11      3.37
Average shareholders' equity to average
 assets                                      11.23      8.32      8.28      8.12      7.73
Nonperforming assets to total assets          1.56      2.14      5.62      4.48      5.72
Nonperforming assets held for
 investment to total assets                   1.46      2.08      5.62      4.48      5.72
Allowance for credit losses to loans
 held for investment, net (3)                 1.65      1.81      2.32      2.01      2.00
Allowance for credit losses to
 nonaccrual loans (4)                       169.50    122.45     58.98    108.19     87.64
Net loan charge-offs to average loans          .37      3.27       .97      1.22      1.80

----------

(1) Net interest margin represents net interest income divided by total average earning assets.
(2) Efficiency ratio represents noninterest expense divided by noninterest income and net interest income.
(3) Loans held for investment before allowance for credit losses and net of unearned finance charges and loan fees.
(4) Excludes nonaccrual loans held for sale totaling $783,000 and $366,000 in 1996 and 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          GENERAL

          On October 1, 1996, ITLA Capital Corporation ("ITLA Capital" and with its subsidiaries the "Company") became the holding company for Imperial Thrift and Loan Association ("Imperial" or the "Association"). Substantially all results of operations for the year ended December 31, 1996 of the Company are those of its wholly-owned subsidiary, Imperial. As a result, the following discussion and analysis primarily reviews the financial condition and results of operations of Imperial. All references to the Company prior to October 1, 1996 refer only to Imperial.

          The following discussion and analysis is intended to identify the major factors that influenced the financial condition as of December 31, 1996 and 1995 and results of operations of the Company for the years ended December 31, 1996, 1995 and 1994. The Company's principal business involves the origination of loans secured primarily by income producing real estate, located predominately in California. While commercial real estate lending has historically provided Imperial with interest-earning assets with generally higher yields than those of most banks and savings institutions, Imperial also has incurred higher loan origination costs and provisions for estimated credit losses and estimated losses on other real estate owned ("OREO") than similar institutions. Prior to February 1996, Imperial also purchased automobile finance contracts. During 1996, Imperial sold substantially all of this portfolio. No gain or loss was recognized from this sale.

          Imperial operates mainly in the state of California, which over the past several years has experienced both a recession and a significant decline in property values. These external factors contributed to higher levels of nonperforming assets and associated costs (including provisions for estimated credits losses and OREO expenses) over the past three years.

          Consolidated net income was $10.0 million, or $1.36 per share, in 1996 compared to a net loss of $2.4 million, or $0.52 per share, in 1995 and net income of $4.0 million, or $0.93 per share, in 1994. The increase in net earnings in 1996 was due primarily to increased net interest income, $35.1 million in 1996 compared to $32.5 million in 1995, a reduction in provisions for estimated credit losses and valuation allowance on loans held for sale to an aggregate of $5.6 million in 1996 from $17.9 million in 1995, and a reduction in real estate operations, net, to $1.0 million in 1996 compared to $5.1 million in 1995. General and administrative expense was reduced to $13.1 million in 1996 compared to $15.3 million in 1995. As a result of the Company's profitability, income tax expense increased to $6.4 million in 1996 compared to a $2.0 million benefit in 1995. The decline in net income between 1995 and 1994 was primarily due to the provisions for estimated credit losses and valuation allowance on loans held for sale totaling $17.9 million in 1995 compared to $6.7 million in 1994.

          The return on average assets was 1.44% in 1996 compared to a negative .44% in 1995 and .79% in 1994. The return on average equity was 12.86% for 1996 compared to a negative 5.26% in 1995 and 9.53% in 1994.

          Average assets totaled $694.3 million in 1996 compared to $549.1 million in 1995, an increase of $145.2 million or 26.4%, largely due to the increase in average loans of $68.4 million or 13.9% and cash, investments and mortgage-backed securities of $81.2 million or 186.7%. The average balance of mortgage-backed securities was $37.8 million in 1996 compared to $1.7 million in 1995, as these securities were purchased late in the fourth quarter of 1995 and therefore had a minimal impact on the Company's average balances in 1995.
During 1996, the Company originated $303.1 million of loans for investment and purchased an additional $62.1 million of loans from third parties. Average customer deposit accounts totaled $556.3 million in 1996 compared to $489.5 million in 1995, an increase of $66.8 million or 13.7%. This increase was utilized to fund the increase in the loan portfolio. Average Federal Home Loan Bank ("FHLB") advances totaled $53.6 million in 1996 compared to $4.4 million in 1995 as these funds were obtained in December 1995 to fund the purchase of the mortgage-backed securities.

RESULTS OF OPERATIONS

NET INTEREST INCOME

          The following table presents, for the periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances for 1996 and monthly average balances, which management believes do not differ materially from daily average balances, for 1995 and 1994. Nonaccrual loans are included in loans receivable.

                                                                YEARS ENDED DECEMBER 31
                                  --------------------------------------------------------------------------------
                                                   1996                                       1995
                                  ------------------------------------       -------------------------------------
                                   AVERAGE         INCOME/      YIELD/       AVERAGE         INCOME/      YIELD/
                                   BALANCE         EXPENSE       RATE        BALANCE         EXPENSE       RATE
                                  ---------      ----------     -------      -------        ---------    ---------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS:
Cash and investments               $ 86,862       $ 4,571         5.26%      $ 41,790        $ 2,286        5.47%
Mortgage-backed securities           37,813         2,177         5.76          1,698            103        6.07
Loans receivable (1):
    Secured by real estate          548,471        61,021        11.13        429,494         49,616       11.55
    Other                            10,804         1,727        15.98         61,332          9,867       16.09
                                   --------       -------        -----       --------        -------       -----
     Total loans receivable         559,275        62,748        11.22        490,826         59,483       12.12
                                   --------       -------        -----       --------        -------       -----
Interest-earning assets             683,950       $69,496        10.16%       534,314        $61,872       11.58%
                                                  =======        =====                       =======       =====
Noninterest-earning assets           20,179                                    25,328
Allowance for credit losses          (9,816)                                  (10,519)
                                   --------                                  --------
    TOTAL                          $694,313                                  $549,123
                                   ========                                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Deposits:

 Savings and passbook accounts     $ 48,713       $ 2,386         4.90%      $ 32,611        $ 1,477        4.53%
 Time certificates                  507,598        29,055         5.72%       456,847         27,572        6.04
                                   --------       -------        -----       --------        -------       -----
 Total deposit accounts             556,311        31,441         5.65        489,458         29,049        5.93
FHLB advances                        53,604         2,958         5.52          4,426            294        6.64
                                   --------       -------        -----       --------        -------       -----
 Total interest-bearing
  liabilities                       609,915        34,399         5.64        493,884         29,343        5.94
Noninterest-bearing
 liabilities                          6,421                                     9,550
Shareholders' equity                 77,977                                    45,689
                                   --------                                  --------
 TOTAL                             $694,313                                  $549,123
                                   ========                                  ========

Net interest spread (2)                                           4.52%                                     5.64%
Net interest income before
 provisions for estimated
 credit losses and
 valuation allowance                              $35,097                                    $32,529
                                                  =======                                    =======
Net interest margin (3)                                           5.13%                                     6.09%



                                        YEARS ENDED DECEMBER 31
                                  -------------------------------------
                                                       1994
                                  -------------------------------------
                                    AVERAGE      INCOME/        YIELD/
                                    BALANCE      EXPENSE         RATE
                                   --------      --------       -------
                                        (DOLLARS IN THOUSANDS)
ASSETS:
Cash and investments               $ 31,581       $  1,245        3.94%
Mortgage-backed securities                -              -           -
Loans receivable (1):
    Secured by real estate          400,476         43,929       10.97
    Other                            58,856          9,132       15.52
                                   --------       --------       -----
     Total loans receivable         459,332         53,061       11.55
                                   --------       --------       -----
Interest-earning assets             490,913       $ 54,306       11.06%
                                                  ========       =====
Noninterest-earning assets           25,731
Allowance for credit losses          (9,298)
                                   --------
    TOTAL                          $507,346
                                   ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:

 Savings and passbook accounts     $ 55,271       $  2,039        3.69%
   accounts
 Time certificates                  401,122         19,604        4.89
                                   --------       --------       -----
 Total deposit accounts             456,393         21,643        4.74
FHLB advances                         1,527             89        5.83
                                   --------       --------       -----
 Total interest-bearing
  liabilities                       457,920         21,732        4.75
Noninterest-bearing
 liabilities                          7,422
Shareholders' equity                 42,004
 TOTAL                             $507,346
                                   ========

Net interest spread (2)                                           6.31%
Net interest income before
 provisions for estimated
 credit losses and
 valuation allowance                               $32,574
                                                   =======
Net interest margin (3)                                           6.64%

____________

(1) Before allowance for credit losses and net of deferred loan fees and other unearned income. Net loan fee amortization of $2.1 million, $2.3 million and $2.3 million was included in net interest income for 1996, 1995 and 1994, respectively.
(2) Average yield on interest-earning assets minus average rate paid on interest-bearing liabilities.
(3)  Net interest income divided by total average earning assets.

          The Company's primary source of revenue is net interest income. The Company's net interest income is affected by (i) the difference between the yields recognized on interest-earning assets, such as loans and investments, and the interest rates paid on interest-bearing liabilities (referred to as "net interest spread"), which consist primarily of deposits and FHLB advances, and
(ii) the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive net interest spread will generate net interest income; if interest-bearing liabilities exceed interest-earning assets, the Company may incur a decline in net interest income even when the net interest spread is positive. For 1996, 1995 and 1994, the Company's ratio of average interest-earning assets to average interest-bearing liabilities was 112.1%, 108.2% and 107.2%, respectively.

          The table below sets forth a summary of the changes in interest income and interest expense resulting from changes in average interest-earning asset and interest-bearing liability balances (volume) and changes in average interest rates (rate). The change in interest due to both volume and rate has been allocated to change due to volume and rate in proportion to the relationship of absolute dollar amounts of each. Nonaccrual loans are included in total average loans outstanding.

                                                        1996 VS. 1995                1995 VS. 1994
                                                  -----------------------------------------------------
                                                     INCREASE (DECREASE)          INCREASE (DECREASE)
                                                           DUE TO:                     DUE TO:
                                                  -------------------------     -----------------------
                                                  VOLUME      RATE    TOTAL     VOLUME    RATE    TOTAL
                                                  ------      ----    -----     ------    ----    -----
                                                                      (IN THOUSANDS)

Interest earned on:
          Loans receivable, net                   $ 8,591   $(5,326)  $3,265    $3,673  $ 2,749  $6,422
          Investment securities                     2,456      (171)   2,285       473      568   1,041
          Mortgage-backed securities                2,295      (221)   2,074       103        -     103
                                                  -------   -------   ------    ------  -------  ------
               Total increase (decrease)           13,342    (5,718)   7,624     4,249    3,317   7,566
                                                  -------   -------   ------    ------  -------  ------

Interest paid on:
          Deposit accounts                          3,897    (1,505)   2,392     2,003    5,403   7,406
          FHLB advances                             3,263      (599)   2,664       191       14     205
                                                  -------   -------   ------    ------  -------  ------
               Total increase (decrease)            7,160    (2,104)   5,056     2,194    5,417   7,611
                                                  -------   -------   ------    ------  -------  ------

          Increase (decrease) in net interest
            income                                $ 6,182   $(3,614)  $2,568    $2,055  $(2,100) $  (45)
                                                  =======   =======   ======    ======  =======  ======


1996 Compared to 1995

          Net interest income totaled $35.1 million in 1996 compared to $32.5 million in 1995, an increase of $2.6 million or 7.9%. The increase in net interest income was due to growth in average earning assets, which increased from $534.3 million in 1995 to $683.9 million in 1996, offset by a decline in the net interest margin from 6.09% in 1995 to 5.13% in 1996. This decline in the net interest margin was primarily due to the sale of the higher yielding automobile finance contracts in 1996 and the amortization of higher yielding loans originated in prior years.

          Interest income totaled $69.5 million in 1996 compared to $61.9 million in 1995, an increase of $7.6 million or 12.3%. Interest and fee income from loans receivable totaled $62.7 million in 1996 compared to $59.5 million in 1995, an increase of $3.2 million or 5.5%. Interest and fee income from loans increased due to higher loan volume in 1996 partially offset by a decline in loan yield. The average balance of loans receivable was $559.3 million in 1996 compared to $490.8 million in 1995, an increase of $68.4 million or 13.9%. The average yield on loans receivable was 11.22% in 1996 compared to 12.12% in 1995. The decline in loan yield was due to the sale of approximately $54.0 million of higher yielding automobile loans during the first quarter of 1996, as well as a decline in yields on real estate loans originated in 1996 compared to prior years. This sale and the origination of lower yielding real estate loans is expected to result in the Company achieving lower average yields in future operating periods. Interest income from mortgage-backed securities totaled $2.2 million in 1996 compared to $0.1 million in 1995, an increase of $2.1 million, due to an increase in the average outstanding balance partially offset by a reduction in yield. The average balance of mortgage-backed securities was $37.8 million in 1996 compared to $1.7 million in 1995, as these securities were purchased late in the fourth quarter of 1995 and therefore had a minimal impact in 1995. The yield on the mortgage-backed securities was 5.76% in 1996 compared to 6.07% in 1995, as higher than anticipated principal prepayments on the underlying pools of mortgages resulted in the Company accelerating premium amortization in 1996. Interest income from cash and investments totaled $4.6 million in 1996 compared to $2.3 million in 1995, an increase of $2.3 million or 100%, due to an increased average outstanding balance partially offset by a reduction in yield. The average balance of cash and investment securities was $86.9 million in 1996 compared to $41.8 million in 1995, an increase of $45.1 million or 107.9%. The average yield on cash and investment securities was 5.26% in 1996 compared to 5.47% in 1995.

          Interest expense totaled $34.4 million in 1996 compared to $29.3 million in 1995, an increase of $5.1 million or 17.2%. Interest expense from deposit accounts totaled $31.4 million in 1996 compared to $29.0 million in 1995, an increase of $2.4 million or 8.2%, due to an increase in volume of deposit accounts offset by a decrease in the average rate paid on deposits. The average balance of deposits was $556.3 million in 1996 compared to $489.5 million in 1995, an increase of $66.8 million or 13.7%, as the Company increased deposits to fund growth in the loan portfolio. The average rate paid on deposits was 5.65% in 1996 compared to 5.93% in 1995. Interest expense from FHLB advances totaled $3.0 million in 1996 compared to $0.3 million in 1995, as the average balance of these advances increased to $53.6 million in 1996 compared to $4.4 million in 1995, while the interest rate paid on FHLB advances declined to 5.52% in 1996 compared to 6.64% in 1995. These advances were acquired to fund the acquisition of the mortgage-backed securities.

1995 Compared to 1994

          Net interest income totaled $32.5 million in 1995, a nominal decrease compared to 1994. This decrease was due to a decline in net interest margin from 6.64% in 1994 to 6.09% in 1995, partially offset by growth in average earning assets, which increased from $490.9 million in 1994 to $534.3 million in 1995.

          Interest income totaled $61.9 million in 1995 compared to $54.3 million in 1994, an increase of $7.6 million or 13.9%. Interest and fee income from loans receivable totaled $59.5 million in 1995 compared to $53.1 million in 1994, an increase of $6.4 million or 12.1%, due to both increased volume of loans and increased loan yield. The average balance of loans receivable was $490.8 million in 1995 compared to $459.3 million in 1994, an increase of $31.5 million or 6.9%. The average yield on loans receivable was 12.12% in 1995 compared to 11.55% in 1994. Interest income from cash and investment securities totaled $2.3 million in 1995 compared to $1.2 million in 1994, an increase of $1.1 million or 83.6%, due to both increased volume of cash and investment securities and increased yield. The average balance of cash and investment securities was $41.8 million in 1995 compared to $31.6 million in 1994, an increase of $10.2 million or 32.3%. The average yield on cash and investment securities was 5.47% in 1995 compared to 3.94% in 1994.

          Interest expense totaled $29.3 million in 1995 compared to $21.7 million in 1994, an increase of $7.6 million or 35.0%. Interest expense from deposit accounts totaled $29.0 million in 1995 compared to $21.6 million in 1994, an increase of $7.4 million or 34.2%, due to both increased volume of deposit accounts and an increase in the average interest rate paid for deposits. The average balance of deposits was $489.5 million in 1995 compared to $456.4 million in 1994, an increase of $33.1 million or 7.2% as the Company increased deposits to fund growth in the loan portfolio. The average rate paid on deposits was 5.93% in 1995 compared to 4.74% in 1994. Interest expense from FHLB advances totaled $0.3 million in 1995 compared to $0.1 million in 1994, due to both increased volume and to a lesser extent an increase in the interest rate paid for borrowed funds. The average balance of FHLB advances was $4.4 million in 1995 compared to $1.5 million in 1994. The average cost of FHLB advances was 6.64% in 1995 compared to 5.83% in 1994.

PROVISION FOR ESTIMATED CREDIT LOSSES

1996 Compared to 1995

          Provision for estimated credit losses totaled $4.9 million in 1996 compared to $13.1 million in 1995, a reduction of $8.2 million or 62.8%. The reduction in the provision in 1996 was due primarily to improved asset quality in the Company's loan portfolio, as the Company disposed of approximately $23.4 million of nonperforming and other potential problem real estate loans in the third quarter of 1995 and approximately $54.0 million of automobile finance contracts held for sale in the first quarter of 1996. As a result of these transactions and improved economic conditions in the Company's marketplace, the asset quality of the remaining loan portfolio, as evidenced by the Company's current level of nonperforming loans and delinquency data, improved during 1996 compared to 1995. See also Risk Elements - Allowance for Credit Losses and Nonperforming Assets.

1995 Compared to 1994

          The provision for estimated credit losses totaled $13.1 million in 1995 compared to $6.7 million in 1994, an increase of $6.4 million or 94.6%.
The increase in the provision in 1995 was due primarily to the execution of more aggressive strategies, as compared to 1994, to resolve and dispose of nonperforming and other potential problem real estate loans, as well as an increase in the level of general loss allowances considered appropriate in connection with such strategies.

PROVISION FOR VALUATION ALLOWANCE ON LOANS HELD FOR SALE

1996 Compared to 1995

          Provision for valuation allowance on loans held for sale totaled $0.7 million in 1996 compared to $4.8 million in 1995, a decrease of $4.1 million or 85.3%. In the fourth quarter of 1995, management decided to market its automobile finance contracts via a bulk sale. In connection with this decision, the Company established a valuation allowance of $3.9 million, comprising entirely of previously recognized specific loss allowances, to reduce the carrying value of these loans to their estimated market value. After selling approximately $54.0 million of these contracts in the first quarter of 1996, the Company recorded a provision for valuation allowance on loans held for sale of $0.7 million to adjust the carrying value of the remaining unsold automobile finance contracts to their estimated market value. At December 31, 1996, the carrying amount of the remaining unsold automobile finance contracts, net of market valuation writedowns and unearned discount, was $1.1 million at the lower of cost or fair market value. The Company will continue to classify the residual amount of automobile finance contracts as held for sale at the lower of cost or fair market value.

1995 Compared to 1994

          Provision for valuation allowance on loans held for sale totaled $4.8 million in 1995. No such provision was recorded in 1994. To accelerate the disposition of nonperforming assets, in the second quarter of 1995, management determined to market certain nonaccrual and other potential problem real estate loans held for bulk sale, and reclassified 73 real estate loans, with an aggregate balance of $23.4 million, as held for sale. In connection with this reclassification, the Company established valuation allowances of $8.3 million, comprised of $3.5 million in previously recognized specific loss allowances and $4.8 million of newly provided valuation allowances, to reduce the carrying value of these loans to their estimated market value. The Company sold these loans in the third quarter of 1995. These sales resulted in the Company receiving proceeds equal to the carrying value of the loans sold.

NONINTEREST EXPENSE

GENERAL AND ADMINISTRATIVE EXPENSE

          General and administrative expense totaled $13.1 million, $15.3 million and $16.2 million in 1996, 1995 and 1994, respectively.

1996 Compared to 1995

          General and administrative expense totaled $13.1 million in 1996 compared to $15.3 million in 1995, a decrease of $2.2 million or 14.2%. Compensation and benefits expense totaled $5.7 million in 1996 compared to $7.3 million in 1995, a decrease of $1.6 million or 21.7%. This decrease was due primarily to a reduction in the number of full-time equivalent employees ("FTE's"). The Company began 1995 with 158 FTE's. This number decreased throughout 1995 to a low of 108 in July 1996 before increasing to 141 FTE's at December 31, 1996. This reduction was due to several strategic initiatives executed by management in late 1995 and 1996, including the centralization of all loan operations, the sale of substantially all of the automobile finance contracts portfolio and the realignment of various departments throughout the organization. Occupancy and equipment expense totaled $1.9 million in 1996 compared to $2.2 million in 1995, a decline of $0.3 million or 13.5%, due primarily to the expiration of leases for the Burbank and Fresno facilities which were not renewed. The Company consolidated the Fresno retail branch with its San Jose branch, while the Burbank location had been unused and was being subleased since 1994. FDIC assessment expense totaled $0.2 million in 1996 compared to $0.9 million in 1995, a decrease of $0.7 million or 71.9%. The increased regulatory assessments resulting from the increased average balance of deposit accounts was fully offset by reduced deposit assessment rates as Imperial improved its designation to "well capitalized" in 1996 from "adequately capitalized" in 1995. Institutions designated "well capitalized" have significantly lower FDIC assessments than institutions with other designations. Other general and administrative expenses totaled $5.2 million in 1996 compared to $4.8 million in 1995, an increase of $0.4 million or 7.1%.

1995 Compared to 1994

          General and administrative expense totaled $15.3 million in 1995 compared to $16.2 million in 1994, a decrease of $0.9 million or 5.9%. Compensation and benefits expense totaled $7.3 million in 1995 compared to $7.0 million in 1994, a slight increase due primarily to normal annual salary adjustments. Occupancy and equipment expense totaled $2.2 million in 1995 compared to $2.6 million in 1994, a decrease of $0.4 million or 14.3%, due primarily to the cost savings from the relocation of Imperial's corporate headquarters office to lower cost office space in Glendale, California. FDIC assessment expense totaled $0.9 million in 1995 compared to $1.1 million in 1994, a decrease of $0.2 million or 21.4%. Other general and administrative expenses totaled $4.8 million in 1995 compared to $5.5 million in 1994, a decrease of $0.7 million or 11.4%.

REAL ESTATE OPERATIONS, NET

          Real estate operations, net, totaled $1.0 million, $5.1 million and $4.4 million in 1996, 1995 and 1994, respectively.

1996 Compared to 1995

          Real estate operations, net, totaled $1.0 million in 1996 compared to $5.1 million in 1995, a decrease of $4.1 million or 79.3%. This decrease was due primarily to a decrease in provision for estimated losses on OREO, which totaled $1.0 million in 1996 compared to $4.2 million in 1995. The reduced provision for estimated losses on OREO in 1996 compared to 1995 was due primarily to management's decision to more aggressively market these assets by recording larger provisions for estimated losses on OREO in 1995 to allow for the disposition of OREO properties within three to six months of foreclosure, and thus the potential realization of lower sales prices than were expected to be obtained as a result of longer marketing periods. This decision in 1995 to decrease the holding periods and incur potentially higher costs associated with that strategy was due to a change in asset management philosophy from prior periods, which was based in part on a belief that the short term costs of the strategy may be offset by a reduction in the various carrying costs associated with nonearning assets. As management successfully disposed of the inventory of OREO properties that were marketed in this more aggressive manner in 1995, and as the Company sold $23.4 million of nonperforming and potential problem real estate loans in 1995 before the loans became OREO (see "Results of Operations - Provision for Estimated Credit Losses"), the Company was able to substantially reduce the amount of provision for estimated losses on OREO in 1996. Management believed this strategy was more cost effective in the long term than holding these assets for extended periods of time.

1995 Compared to 1994

          Real estate operations, net, totaled $5.1 million in 1995 compared to $4.4 million in 1994, an increase of $0.7 million or 15.7%. This increase was due primarily to an increase in provision for estimated losses on OREO, which totaled $4.2 million in 1995 compared to $3.1 million in 1994. As previously discussed, this $1.1 million increase was attributable to the Company's shift in marketing strategy for OREO properties, whereby the Company determined to decrease marketing periods by lowering asking prices and recording larger provisions for estimated losses on OREO.

INCOME TAXES

1996 Compared to 1995

          Provision for income taxes totaled $6.4 million in 1996 compared to a benefit of $2.0 million in 1995. The effective tax rate in 1996 was 39.0% compared to a benefit of 44.9% in 1995. The effective rates differed from the applicable statutory federal tax rate due to state income taxes and state income tax credits from nontaxable income on loans located in designated redevelopment and enterprise zones.

          At December 31, 1996, the Company had a net deferred tax asset of $3.6 million. This deferred tax asset related primarily to loss provisions recognized on the Company's financial statements which have not yet been recognized on the Company's income tax returns. The Company does not have any deferred tax assets relating to net operating loss carryforward deductions. The deferred tax asset is considered fully realizable, as when the temporary differences associated with the deferred tax asset are recognized for income tax purposes, those deductions are expected to be fully offset by future taxable income. Accordingly, the Company has not established a valuation allowance on the deferred tax asset.

          The Company is in the process of evaluating certain tax aspects of the deconsolidation between Imperial and its former parent company. No assertions have been made and management has not reached any conclusions at this time regarding these matters. As a result, the potential liability related to these matters, if any, which may be material, has not been reflected in the consolidated financial statements.

1995 Compared to 1994

          The Company recognized a benefit for income taxes totaling $2.0 million in 1995 compared to income tax expense of $2.7 million in 1994 due to the operating losses realized during 1995. The 1995 benefit rate was 44.9% compared to an effective tax rate of 40.5% in 1994. The effective rates differed from the applicable statutory federal tax rate due to state taxes, state income tax credits from nontaxable income on loans located in designated redevelopment and enterprise zones and higher income tax rates in carry back years.


FINANCIAL CONDITION

GENERAL

          Total assets increased $289.0 million to $810.4 million at December 31, 1996 from $521.4 million at December 31, 1994, an increase of 55.4%. The increase in assets during this two year period was funded primarily by a growth of $221.8 million in deposits, $30.8 million in FHLB advances and $45.6 million in additional shareholders' equity, primarily as a result of two public offerings. During this period, the Company increased its efforts to originate real estate loans and discontinued the purchase of automobile finance contracts.

          Total net loans receivable increased by $183.4 million to $661.9 million at December 31, 1996 from $478.4 million at December 31, 1994, an increase of 38.3%. Cash and investment securities increased by $72.7 million to $99.2 million at December 31, 1996 from $26.5 million at December 31, 1994. Additionally, the Company held $8.3 million and $3.0 million in FHLB stock at December 31, 1996 and 1994, respectively, and $31.9 million in mortgage-backed securities at December 31, 1996. There were no mortgage-backed securities at December 31, 1994.

At December 31, 1996 Compared with December 31, 1995

          Total assets increased $199.8 million, or 32.7%, to $810.4 million at December 31, 1996 from $610.7 million at December 31, 1995. This increase included increases of $155.3 million in net loans receivable, or 31.3%, to $651.0 million at December 31, 1996 from $495.7 million at December 31, 1995. Asset growth also included increases in cash and investment securities of $59.0 million. These increases were marginally offset by reductions in OREO to $5.4 million from $6.1 million, FHLB stock to $8.3 million from $12.4 million, and mortgage-backed securities to $31.9 million from $42.3 million at December 31, 1996 and 1995, respectively. The growth in assets was funded by increases in deposits and shareholders' equity of $175.5 million and $32.6 million, respectively, from December 31, 1995 to December 31, 1996. Deposit growth was concentrated in term certificates, which increased from $459.8 million at December 31, 1995 to $608.5 million at December 31, 1996, as well as money market savings and passbook accounts, which increased from $35.0 million at December 31, 1995 to $61.8 million at December 31, 1996. Shareholders' equity increased by $32.6 million, primarily as a result of $22.6 million in net proceeds generated by the Company's public offering of 1.8 million shares of common stock and the retention of $10.0 million of net income for the year.

At December 31, 1995 Compared with December 31, 1994

          Total assets increased $89.3 million, or 17.1%, to $610.7 million at December 31, 1995 from $521.4 million at December 31, 1994. This increase reflected a $28.3 million increase in net loans receivable, a $13.6 million increase in cash and investment securities, a $42.3 million increase in mortgage-backed securities and a $9.4 million increase in FHLB stock offset by a $4.4 million decrease in OREO. Deposit growth of $46.2 million over this period and an increase of $31.3 million in FHLB advances and other borrowings were sufficient to fund the growth in assets. Deposit growth was concentrated in term certificates, which increased from $412.5 million at December 31, 1994 to $459.8 million at December 31, 1995, with passbook accounts declining from $36.1 million at December 31, 1994 to $35.0 million at December 31, 1995. Management believes that this shift in deposits reflects primarily the preference of customers to obtain the higher yields associated with term certificates. Shareholders' equity increased by $13.0 million, primarily as a result of $15.4 million in net proceeds raised by the Company's initial public offering and offset by the operating loss in 1995.

LOANS RECEIVABLE

          The following table shows the comparison of the Company's loan and automobile finance contract portfolio by major categories as of the dates indicated.

                                                   DECEMBER 31
                                  ------------------------------------------------
                                    1996      1995      1994      1993      1992
                                  --------  --------   -------  --------  --------
                                                  (IN THOUSANDS)
Loans receivable:
  Real estate                     $644,079  $439,778  $413,856  $375,521  $304,563
  Construction                      22,498    14,396    12,398    10,400    26,270
  Automobile finance contracts,
    gross                            1,291    68,034    74,183    72,249    67,132
  Equipment lease contracts             44        63       319     1,426    22,966
                                  --------  --------  --------  --------  --------
Gross loans receivable             667,912   522,271   500,756   459,596   420,931

Less:
  Unearned income on
   automobile finance
   contracts                           205    12,285    15,641    14,763    16,473
  Deferred loan fees                 5,856     6,189     6,696     6,634     5,409
                                  --------  --------  --------  --------  --------
Total net loans receivable         661,851   503,797   478,419   438,199   399,049

Less:
  Allowance for credit losses       10,885     8,105    11,076     8,800     8,000
                                  --------  --------  --------  --------  --------

Net loans receivable              $650,966  $495,692  $467,343  $429,399  $391,049
                                  ========  ========  ========  ========  ========

          The following table sets forth certain information regarding the real property collateral securing the Company's real estate and construction loans.

                                                       DECEMBER 31, 1996
                                        ---------------------------------------------------
                                                             AVERAGE    PERCENT     NON-
                                                   GROSS       LOAN        OF      ACCRUAL
                                        NUMBER    AMOUNT     BALANCE     TOTAL      LOANS
                                        ------    -------    -------     ------    --------
                                                        (DOLLARS IN THOUSANDS)
Residential:
          One to four units                140    $ 13,265   $   94.7       2.0%    $1,078
          Five or more units               171     124,054      725.5      18.6         61
                                         -----    --------                -----     ------
               Total residential           311     137,319      441.5      20.6      1,139
Commercial:
          Office                           124      94,461      761.8      14.2      2,808
          Retail                           233     184,487      791.8      27.7        256
          Industrial / warehouse           124      70,705      570.2      10.6        369
          Special purpose - hotel           45      41,519      922.6       6.2        183
          Mixed-use                        120      57,065      475.5       8.5        236
          Mobile home parks                 25      11,194      447.8       1.7          -
          Mini-storage                      16       9,407      587.9       1.4          -
          Other                            124      34,423      277.6       5.2          -
                                         -----    --------                -----     ------
               Total commercial            811     503,261      620.5      75.5      3,852

Land                                        20       3,499      175.0       0.5          -
Construction                                18      22,498    1,249.9       3.4      1,431
                                         -----    --------                -----     ------

Total loans secured by real estate       1,160    $666,577   $  574.6     100.0%    $6,422
                                         =====    ========                =====     ======

          The following table sets forth the geographic location of the underlying collateral for the Company's loans secured by real estate at December 31, 1996.

                                                                       GROSS
                                                                    OUTSTANDING     PERCENT TO
                                                           NUMBER    BALANCE AT     TOTAL REAL
                                                             OF     DECEMBER 31,   ESTATE LOANS
                                                           LOANS        1996        OUTSTANDING
                                                           -------  -------------  ------------
                                                                 (DOLLARS IN THOUSANDS)
Southern California:
          Los Angeles County                                  377       $206,891         31.0%
          Orange County                                        71         45,765          6.9
          San Diego County                                     63         39,600          5.9
          San Bernardino County                                41         13,487          2.0
          All other Southern California Counties               77         44,001          6.6
                                                            -----       --------        -----
               Total Southern California                      629        349,744         52.4
                                                            -----       --------        -----
Northern California:
          Contra Costa County                                  42         34,502          5.2
          Sacramento County                                    69         40,790          6.1
          Alameda County                                       47         18,723          2.8
          San Francisco County                                 34         27,991          4.2
          Fresno County                                        84         27,860          4.2
          Santa Clara                                          51         31,384          4.7
          All other Northern California Counties              162         75,572         11.2
                                                            -----       --------        -----
               Total Northern California                      489        256,822         38.4
                                                            -----       --------        -----
Arizona                                                        15         11,691          1.8
Colorado                                                        3          6,481          1.0
Idaho                                                           1          1,299          0.2
Nevada                                                         19         31,002          4.7
New Mexico                                                      1            494          0.1
Oregon                                                          2          7,100          1.1
Washington                                                      1          1,944          0.3
                                                            -----       --------        -----
Total Loans Secured by Real Estate                          1,160       $666,577        100.0%
                                                            =====       ========        =====

          Although the Company generally seeks to limit risks associated with its portfolio of real estate and construction loans through a geographic dispersion within California and by varying the types of underlying collateral, significant risk concentrations still remain. Concentrations of loans in certain geographic regions, for example, cause the Company's risk associated with these loans to be closely associated with the general economic and social environment of the region. Thus, localized economic and competitive conditions, natural disasters or social conditions all may impact the values of collateral located within a particular geographic area. In addition, certain types of collateral properties may be more or less susceptible to changes in prevailing economic, competitive or social conditions.

          The following table sets forth certain information with respect to the Company's originations and loans receivable.

                                                AS OF AND FOR THE YEARS ENDED
                                                        DECEMBER 31
                                           -----------------------------------------
                                              1996           1995             1994
                                           -----------    ---------         --------
                                                    (DOLLARS IN THOUSANDS)
Gross real estate loans originated          $303,091         $156,525         $148,647
Gross real estate loans purchased           $ 62,093         $ 18,282         $      -

Gross real estate loans, end of period      $666,577         $454,174         $426,254

Weighted-average portfolio yield               11.13%           11.55%           10.97%

Average size of loans originated            $  1,493         $    776         $    533


INVESTMENT AND MORTGAGE-BACKED SECURITIES

          The following table shows the carrying amounts and approximate market value of investment securities and mortgage-backed securities at the dates indicated.

                                                                       DECEMBER 31
                                       ------------------------------------------------------------------------
                                                1996                      1995                    1994
                                       ---------------------    ---------------------    ----------------------
                                       AMORTIZED      MARKET    AMORTIZED      MARKET    AMORTIZED      MARKET
                                         COST         VALUE        COST        VALUE        COST        VALUE
                                       --------       ------    ---------      -------   ----------     -------
Available-for-sale:
    U.S. government agency
        securities                      $49,233        $49,233    $     -       $     -   $     -        $     -
    Certificates of deposit               1,059          1,059          -             -         -              -
                                        -------        -------    -------       -------   -------        -------
        Total available-for-sale         50,292         50,292          -             -         -              -
                                        -------        -------    -------       -------   -------        -------

Held-to-maturity:
    U.S. Treasury securities                  -              -      2,980         2,984     9,878          9,868
    U.S. government agency
        securities                            -              -      3,989         3,988         -              -
    Certificates of deposit                   -              -     11,080        11,080     3,268          3,265
                                        -------        -------    -------       -------   -------        -------
                                              -              -     18,049        18,052    13,146         13,133

    Mortgage-backed securities           31,870         31,319     42,275        42,039         -              -
                                        -------        -------    -------       -------   -------        -------
        Total held-to-maturity           31,870         31,319     60,324        60,091    13,146         13,133
                                        -------        -------    -------       -------   -------        -------
Total investment and

    mortgage-backed securities          $82,162        $81,611    $60,324       $60,091   $13,146        $13,133
                                        =======        =======    =======       =======   =======        =======


          At December 31, 1996, investment securities available-for-sale consisted of $21.7 million of securities that mature in one year or less with an average yield of 5.37% and $28.5 million that mature from one to two years with an average yield of 6.08%, and investment securities held to maturity, consisting solely of mortgage-backed securities, with an estimated weighted-average life of 4.7 years and an average yield of 5.76%.

LIQUIDITY AND DEPOSIT ACCOUNTS

          Liquidity refers to the Company's ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loan receivables. The Company maintains a cash and investment securities portfolio designed to satisfy operating and regulatory liquidity requirements while preserving capital and maximizing yield. As of December 31, 1996, the Company held approximately $50.3 million of investment securities classified as available for sale. All investment securities available for sale held by the Company were fixed income instruments which were rated "AAA" or better by applicable rating agencies. As of December 31, 1996 and 1995, the Association's liquidity ratios were 13.3 percent and 8.1 percent, respectively, exceeding the regulatory requirement of 1.5 percent. In addition, the Company's liquidity position is supported by a credit facility with the FHLB of San Francisco. As of December 31, 1996, the Company had available borrowing capacity under this credit facility of $84.7 million, plus $30.0 million of unused federal funds credit facilities under established lines of credit with two banks.

          Total deposit accounts increased to $670.3 million at December 31, 1996 from $494.8 million at December 31, 1995, an increase of $175.5 million or 35.5%. The funds provided from the increase in deposits were used to fund the growth in the Company's loan portfolio. The Company purchased $31.9 million of deposits in the second quarter and $28.0 million of deposits in the third quarter of 1996 at a total premium of $0.5 million. The Company retained 75% and 76% of the funds from maturing investment certificates through rollover of the certificates in 1996 and 1995, respectively. Although the Company competes for deposits primarily on the basis of rates, based on its historical experience regarding retention of deposits, management believes that a significant portion of deposits will remain with the Company upon maturity on an ongoing basis.

          The Company's deposits have increased from $448.6 million at December 31, 1994 to $670.3 million at December 31, 1996. The following table sets forth information concerning deposits outstanding at the dates indicated.

                                                      DECEMBER 31
                                           --------------------------------
                                             1996        1995        1994
                                           --------    --------    --------
                                                    (IN THOUSANDS)
Passbook accounts                           $ 61,797    $ 34,968    $ 36,075
Time deposits under $100,000                 511,908     424,277     394,077
Time deposits over $100,000                   96,631      35,548      18,405
                                            --------    --------    --------
        Total interest-bearing deposits     $670,336    $494,793    $448,557
                                            ========    ========    ========

CAPITAL RESOURCES

          In April 1996, the Company completed a public offering of 1,840,000 shares of its common stock. The proceeds of this offering, which included the exercise of the entire underwriters' overallotment option, totaled $22.6 million after the underwriting discount and estimated expenses

          As of December 31, 1996, the Association's Leverage (Core), Tier I and Total Risk-Based capital ratios were 10.64%, 12.00% and 13.25%, respectively. These ratios were 10.14%, 10.71% and 11.97% as of December 31, 1995, respectively. The minimum regulatory requirement for Leverage (Core), Tier I and Risk-Based capital are 4.0 percent, 4.0 percent and 8.0 percent, respectively. As of December 31, 1996, the Association's capital position was designated as "well capitalized" for regulatory purposes.

          The Company's shareholders' equity increased $32.6 million during 1996. The increase in shareholders' equity at December 31, 1996 from December 31, 1995 was primarily due to the April 1996 common stock offering of $22.6 million and the accumulation of $10.0 million of net income as retained earnings for the year. There were no dividends declared or paid to shareholders during 1996.

ASSET / LIABILITY MANAGEMENT AND INTEREST RATE SENSITIVITY

          The principal objective of asset/liability management is to manage the Company's asset and liability portfolios to minimize any adverse impact on net interest income caused by fluctuating interest rates. To achieve this objective, the Company's strategy is to manage the rate sensitivity and maturity balance of its interest-earning assets and interest-bearing liabilities within a limited range. The Company emphasizes the origination of variable rate loans with contractual floors typically equal to the initial interest rate, matched with short and intermediate term investment certificates.

          In evaluating the Company's exposure to changes in interest rates, certain risks inherent in the method of analysis presented in the table on the following page must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees and at different times to changes in market rates. Additionally, loan prepayments and early withdrawals of time deposit accounts could cause interest sensitivities to vary from those that appear in the following table. Further, certain assets, such as variable rate real estate loans, have features that restrict changes in interest rates on a short term basis and over the life of the asset. The majority of the Company's variable rate real estate loans may not adjust downward below their initial rate (the "floor interest rate"), with increases generally limited to maximum adjustments of 2% per year and 5% over the life of the loan. At December 31, 1996, the weighted-average floor interest rate for the Company's variable rate loan portfolio was 9.61%. The Company considers the anticipated effects of these various factors in implementing its interest rate risk management activities.

          The following table presents an estimate of the Company's sensitivity to interest rate changes.

                                                                     AS OF DECEMBER 31, 1996
                                --------------------------------------------------------------------------------------------
                                                                     MATURING OR REPRICING IN
                                --------------------------------------------------------------------------------------------
                                                 AFTER 3
                                                MONTHS BUT      AFTER 1 YEAR
                                 3 MONTHS         WITHIN        BUT WITHIN 5                        NONINTEREST
                                  OR LESS         1 YEAR           YEARS          AFTER 5 YEARS      SENSITIVE       TOTAL
                                 ---------      -----------    --------------     -------------     -----------     --------
                                                                   (DOLLARS IN THOUSANDS)
ASSETS:
Loans receivable (1)             $387,046         $ 198,574     $ 69,456           $12,836                    -      $667,912
Mortgage-backed
     securities                     3,531             8,981       11,924             7,434                    -        31,870
Cash and other
     investments                   63,286             7,333       28,554                 -                    -        99,173
Noninterest-earning assets
     less allowance for
     credit losses and
     unearned loan fees                                   -            -                 -               11,488        11,488
                                 --------         ---------     --------           -------              -------      --------
        TOTAL                    $453,863         $ 214,888     $109,934           $20,270              $11,488      $810,443
                                 ========         =========     ========           =======              =======      ========

LIABILITIES AND
 SHAREHOLDERS' EQUITY:
Term certificates
    under $100,000               $185,566         $ 228,390     $ 97,952                 -                    -      $511,908
Term certificates over
    $100,000                       25,240            62,725        8,666                 -                    -        96,631
Passbook accounts                  61,797                                                                              61,797
Federal Home Loan Bank
    advances                        4,000            33,500        6,000                 -                    -        43,500
Other liabilities                       -                 -            -                 -                7,289         7,289
Shareholders' Equity                    -                 -            -                 -               89,318        89,318
                                 --------         ---------     --------           -------              -------      --------
        TOTAL                    $276,603         $ 324,615     $112,618           $     -              $96,607      $810,443
                                 ========         =========     ========           =======              =======      ========
Net repricing assets
    over (under)
    repricing
    liabilities equals
    interest rate
    sensitivity GAP              $177,260         $(109,727)    $ (2,684)          $20,270             $(85,119)
                                 ========         =========     ========           =======             ========

Cumulative interest
    rate sensitivity
    GAP                          $177,260         $  67,533     $ 64,849           $85,119             $      -
                                 ========         =========     ========           =======             ========

Cumulative GAP as a
    percentage of total
    assets                           22.0%              8.4%         8.0%            10.5%                    -%

----------
(1) Variable rate loans consist principally of real estate secured loans with a maximum term of 30 years. Approximately 91% of such loans are generally adjustable quarterly based on changes in various indexes, principally the London Interbank Offered Rate ("Libor"), the Bank of America Reference Rate or the FHLB 11th District Cost of Funds Index ("COFI"), subject generally to a maximum increase of 2% annually and 5% over the life of the loan. Nonaccrual loans of approximately $7.2 million are assumed to reprice after 5 years. All loans that were held for sale at December 31, 1996 are assumed to reprice within 3 months.

RISK ELEMENTS

ALLOWANCE FOR CREDIT LOSSES AND NONPERFORMING ASSETS

          The following table provides certain information with respect to the Company's allowance for credit losses including charge-offs, recoveries, and certain ratios for the periods indicated.

                                                                                 DECEMBER 31
                                                      ----------------------------------------------------------------
                                                        1996          1995          1994          1993          1992
                                                      --------      --------      --------      --------      --------
                                                                          (DOLLARS IN THOUSANDS)
Balance at beginning of period                         $  8,105    $ 11,076       $  8,800     $  8,000       $  5,606
Provision for estimated credit losses                     4,871      13,098          6,731        5,905          9,544
Charge-offs:
 Loans secured by real estate                            (2,237)     (9,448)        (2,676)      (2,879)        (5,268)
 Construction loans                                           -         (43)           (27)        (295)          (458)
 Automobile finance contracts                                 -      (7,212)        (1,870)      (1,089)          (806)
 Equipment lease contracts                                    -         (82)          (432)      (1,340)          (940)
                                                       --------    --------       --------     --------       --------
Total charge-offs                                        (2,237)    (16,785)        (5,005)      (5,603)        (7,472)
                                                       --------    --------       --------     --------       --------
Recoveries:
 Loans secured by real estate                               146          45            132           66             14
 Construction loans                                           -           -              -            -              -
 Automobile finance contracts                                 -         632            297          230            207
 Equipment lease contracts                                    -          39            121          202            101
                                                       --------    --------       --------     --------       --------
Total recoveries                                            146         716            550          498            322
                                                       --------    --------       --------     --------       --------
Net charge-offs                                          (2,091)    (16,069)        (4,455)      (5,105)        (7,150)
                                                       --------    --------       --------     --------       --------
Balance at end of period                               $ 10,885    $  8,105       $ 11,076     $  8,800       $  8,000
                                                       ========    ========       ========     ========       ========
Loans:
Average loans outstanding during period                $559,275    $490,826       $459,332     $418,981       $396,978
Loans receivable, net (1) at end of period             $660,721    $447,985       $478,419     $438,199       $399,049

Ratios:
  Net charge-offs to average loans                         0.37%       3.27%           .97%        1.22%          1.80%
  Net charge-offs to loans held for investment, net
   at end of period (1)                                    0.32%       3.59%           .93%        1.16%          1.79%
  Net charge-offs to allowance for credit
   losses at end of period                                19.21%     198.26%         40.22%       58.01%         89.38%
  Net charge-offs to provision for estimated credit
   losses                                                 42.93%     122.68%         66.19%       86.45%         74.92%
  Allowance for credit losses to loans held for
   investment, net at end of period (1)                    1.65%       1.81%          2.32%        2.01%          2.00%
  Allowance for credit losses to
   nonaccrual loans (2)                                  169.50%     122.45%         58.98%      108.19%         87.64%

----------
(1) Loans held for investment, before allowance for credit losses and net of unearned finance charges and loan fees.
(2)  Excludes nonaccrual loans held for sale.

     The allowance for credit losses increased to $10.9 million at December 31, 1996 from $8.1 million at December 31, 1995. The increase resulted from the growth in the Company's loan portfolio as the level of nonaccrual loans remained relatively constant. Net charge-offs decreased significantly to $2.1 million in 1996 from $16.1 million in 1995, permitting the Company to record a provision for estimated credit losses of $4.9 million as compared to $13.1 million in 1995.

     The allowance for credit losses declined to $8.1 million at December 31, 1995 from $11.1 million at December 31, 1994 despite a $6.4 million increase in the provision for estimated credit losses. The increase in the provision for estimated credit losses in 1995 to $13.1 million from $6.7 million in 1994 was attributable principally to increased charge-offs resulting from the application during 1995 of more aggressive strategies, as compared to 1994, to resolve and dispose of nonaccrual and other potential problem real estate loans, an increase in the level of general loss allowances deemed appropriate in connection with such strategies and increases in delinquencies and charge-offs related to the automobile finance contracts. During 1995 the Company adopted a strategy based in part on a belief that the potential high costs of earlier resolution of problem real estate assets may be offset by a reduction of the direct and opportunity costs associated with carrying nonearning assets, including general and administrative expenses and funding and capital costs. This approach represented a change from the prior period in asset management philosophy, in terms of the time frames the Company was willing to entertain for the resolution and disposition of problem loans. The accelerated resolution strategy involved the Company pursuing foreclosure on a greater proportion of problem real estate loans rather than seeking workouts or restructurings. In addition, the Company decided to shorten the time frames for marketing new OREO to 3-6 months. This new strategy resulted in an increase in the number of foreclosures, lower fair values being assigned to real estate properties upon foreclosure and a corresponding increase in loan charge-offs for which increased provisions for estimated credit losses were deemed appropriate. In addition, the bulk sale of $23.4 million of nonaccrual and other potential problem loans resulted in the charge-off of $3.5 million in previously provided specific credit loss allowances. These real estate loan charge-offs aggregating $9.4 million in combination with the $7.2 million of automobile finance contract charge-offs, discussed below, resulted in charge-offs exceeding the beginning balance in the allowance for credit losses. Although the bulk sale and increase in foreclosures resulted in nonacccrual loans declining to $7.0 million at December 31, 1995 as compared to $ 18.8 million at December 31, 1994, provisions for estimated credit losses were also increased due to declines identified in 1995 in the values of certain properties securing the Company's real estate loans. Lastly, credit loss provisions related to the Company's automobile finance contract portfolio were increased as a result of the Company's decision in late 1995 to discontinue its automobile finance activities as both the average delinquency in the portfolio and charge-offs increased in 1995 as compared to 1994.

     The allowance for credit losses increased steadily to $11.1 million at December 31, 1994 from $5.6 million at December 31, 1991 reflecting a deteriorating economic environment in California resulting in, management believes, declines in real estate values into at least mid-1994. Provisions for estimated credit losses were $6.7 million, $5.9 million and $9.5 million for the years ended December 31, 1994, 1993 and 1992. respectively. The allowance for credit losses substantially increased during 1994 due to the increase in the provision for estimated credit losses in 1994 from 1993 due principally to a $10.7 million increase in nonaccrual loans as compared with 1993, as well as management's determination that the level of total loss allowances should be increased. The allowance for credit losses increased to $8.8 million at December 31, 1993 as the level of loan charge-offs stabilized permitting a reduction in the provision for estimated credit losses. The decrease in the provision for estimated credit losses in 1993 from 1992 was also the result of a relatively stable level of nonaccrual loans. Both the allowance and the provision for estimated credit losses increased in 1992 as the Company experienced a higher level of charge-offs in 1992 and, with the addition of new management in 1992. management's determination that significant additional general loss allowances would be required as a result of its initial assessment of the loan portfolio. Management estimates that approximately $1.5 million of the provisions for estimated credit losses in each of years 1993 and 1992 were made as a result of regulatory examinations.

          The following table sets forth management's historical allocation of the allowance for credit losses by loan category and the percentage of loan in each category to total at the dates indicated.

                                                                       DECEMBER 31
                               -------------------------------------------------------------------------------------
                                           1996                          1995                         1994
                               --------------------------      ------------------------       ------------------------
                                ALLOWANCE                       ALLOWANCE                     ALLOWANCE
                                FOR CREDIT        % OF          FOR CREDIT      % OF          FOR CREDIT       % OF
                                  LOSSES         LOANS(1)         LOSSES       LOANS(1)          LOSSES      LOANS(1)
                               -----------       --------      -------------   --------       ----------     --------
                                                                 (DOLLARS IN THOUSANDS)
Loan or Contract
Categories:

Secured by real
  estate                         $10,885            99.8%         $8,096         86.8%          $ 9,306         85.1%
Automobile
  finance (2)                          -             0.2               -         13.1             1,750         14.8
Equipment lease                        -               -               9           .1                20           .1
                                 -------           -----          ------        -----           -------        -----
  Total                          $10,885           100.0%         $8,105        100.0%          $11,076        100.0%
                                 =======           =====          ======        =====           =======        =====

                                                       DECEMBER 31
                                  ------------------------------------------------------
                                             1993                          1992
                                  ALLOWANCE                     ALLOWANCE
                                  FOR CREDIT       % OF         FOR CREDIT       % OF
                                    LOSSES       LOANS(1)         LOSSES       LOANS(1)
                                  ----------     ---------      -----------    ---------
                                                   (DOLLARS IN THOUSANDS)
Loan or Contract
Categories:

Secured by real
  estate                            $7,806          84.0%         $6,719          78.6%
Automobile
  finance (2)                          864          15.7             612          15.9
  Equipment lease                      130            .3             669           5.5
                                    ------         -----          ------         -----
  Total                             $8,800         100.0%         $8,000         100.0%
                                    ======         =====          ======         =====

------------
(1) Percentage represents the percent of gross loans in category to total gross loans.
(2) No allocation to automobile loans was provided at December 31, 1996 and 1995 as these loans were held for sale, at estimated fair market value.

          Management periodically assesses the adequacy of the allowance for credit losses by reference to many factors which may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements, general portfolio trends relative to asset and portfolio size, asset categories, potential credit concentrations, nonaccrual loan levels, historical loss experience and risks associated with changes in economic, social and business conditions. Accordingly, the calculation of the adequacy of the allowance for credit losses is not based solely on the level of nonperforming assets. Management believes that the Company's allowance for credit losses as of December 31, 1996 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company's financial condition and results of operations. In addition, the determination of the amount of the allowance for credit losses is subject to review by the Association's regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

          The table below sets forth the delinquency status of the Company's real estate loan portfolio at each of the dates indicated.

                                                            AS OF DECEMBER 31
                                  ---------------------------------------------------------------------
                                        1996                     1995                     1994
                                  --------------------     -------------------      -------------------
                                            PERCENT                  PERCENT                  PERCENT
                                            OF GROSS                 OF GROSS                 OF GROSS
                                  AMOUNT    PORTFOLIO      AMOUNT    PORTFOLIO      AMOUNT    PORTFOLIO
                                  -------   ----------     ------    ---------      ------    ---------
                                                        (DOLLARS IN THOUSANDS)
PERIOD OF DELINQUENCY:
30-59 days                        $ 3,614      .54%        $ 5,923     1.30%        $14,018      3.29%
60-89 days                          5,016      .75           3,904      .86           6,058      1.42
90 days or more                     4,601      .69           5,642     1.24          18,168      4.26
                                  -------     ----         -------     ----         -------      ----
    Total loans delinquent        $13,231     1.98%        $15,469     3.40%        $38,244      8.97%
                                  =======     ====         =======     ====         =======      ====

          The Company's loan administration, underwriting and asset management departments all participate in various aspects of the Company's program to monitor real estate loan performance. The loan administration department monitors payment performance and borrower adherence to other contractual obligations. The Company, in addition to reviewing the quality of newly originated loans, also performs annual reviews of all real estate loans of $1,000,000 or greater. In addition, the Company periodically engages independent outside consultants to review the Company's real estate loan portfolio and report findings to management and the Audit Committee of the Board of Directors. Loans considered by any initial review source to warrant special attention are referred to the asset management department for its analysis and action recommendations. The asset management department may further recommend classification of loans to Imperial's Review and Reserve Committee, which is comprised of the Chief Financial Officer, the Senior Vice President - Retail Lending, and the Chief Credit Officer. This committee meets at least monthly to review the status of classified loans, consider new classifications or declassifications, determine the need for and amount of any specific loan loss allowances, and recommend to Imperial's Executive Committee of the Board of Directors the level of allowance for credit losses to be maintained. If collection of the full amount of principal is believed by management to be unlikely and the value of the collateral securing the obligation is insufficient, the Company generally takes steps to protect and liquidate the collateral. Losses resulting from the difference between the loan balance and the fair market value of the collateral are recognized by a partial charge-off of the loan balance to the collateral's fair market value. While real property collateral is held for sale, it is subject to periodic evaluation and/or appraisal. If an evaluation or appraisal indicates that the property will ultimately sell for less than its recorded value, the Company recognizes the loss by a charge to provision for estimated losses on other real estate owned.

          The Company's policy requires that the accrual of income shall cease if either principal or interest payments are past due in excess of 90 days or if full collection of interest or principal becomes uncertain, regardless of the time period involved, unless the loan is both well secured and in the process of collection.

          The following table sets forth the Company's nonperforming assets by category as of the dates indicated.

                                                           AS OF DECEMBER 31
                                  ----------------------------------------------------------------------
                                     1996           1995           1994           1993           1992
                                  ----------     ----------     ----------     ----------     ----------
                                                        (DOLLARS IN THOUSANDS)
Nonaccrual loans (1):
 Loans secured by real
  estate, net                      $ 6,422 (3)    $ 6,619        $18,168        $ 7,767       $ 8,962
 Other                                 783            366            611            367           166
                                   -------        -------        -------        -------       -------
    Total nonaccrual loans           7,205          6,985         18,779          8,134         9,128
Other real estate owned, net         5,416          6,103         10,544         13,058        15,293
                                   -------        -------        -------        -------       -------
 Total nonperforming assets        $12,621        $13,088        $29,323        $21,192       $24,421
                                   =======        =======        =======        =======       =======

Troubled debt restructurings (2)   $ 2,106        $ 6,182        $15,206        $16,846       $ 5,937
Nonaccrual loans held for
 investment to total gross
  loans held for investment           0.96%          1.46%          3.87%          1.83%         2.26%
Allowance for credit losses as
 a % of nonaccrual loans (4)        169.50%        122.45%         58.98%        108.18%        87.64%
Nonperforming assets to
 total assets                         1.56%          2.14%          5.62%          4.48%         5.72%
Nonperforming assets held
 for investment to
 total assets                         1.46%          2.08%          5.62%          4.48%         5.72%

---------
(1) Gross interest income that would have been recorded on nonaccrual loans had they been current in accordance with original terms was $641,000 for the year ended December 31, 1996. The amount of interest income on such nonaccrual loans included in net income for year ended December 31, 1996 was $275,000.
(2) $1,059,000 of the restructured loans were accruing at December 31, 1996. Gross interest income that would have been recorded on restructured loans under their original terms was $394,000 for 1996. The amount of interest income on such restructured loans for the year ended December 31, 1996 was $328,000.
(3) In addition to the above, management has concerns as to the borrowers' ability to comply with present repayment terms on $13,801,000 of accruing loans as of December 31, 1996.
(4)  Excludes nonaccrual loans held for sale.

     Nonaccrual loans held for investment totaled $6.4 million at December 31, 1996, consisting of 24 nonaccrual real estate loans. Three of these loans had an outstanding balance greater than $500,000, and one loan had an outstanding balance greater than $1.0 million. The following is a brief discussion of the Company's nonaccrual loan where the remaining principal balance at December 31, 1996 was greater than $1.0 million.

     LOAN COLLATERALIZED BY THREE OFFICE BUILDINGS, NORTHERN CALIFORNIA. This loan was originated in September 1991 in the amount of $1,201,000, and matured in September 1996. The current balance is $1,172,000. Due to incapacity of the borrower, take-out financing was not arranged prior to the loan's maturity, and the loan has since become an obligation of the borrower's estate. An appraisal of the office buildings collateralizing the loan, dated December 1996, estimated the value of the collateral at $1,580,000.

     In 1996, $7.3 million of new OREO was acquired, $7.0 million of OREO was sold, and $1.0 million of write downs were taken, resulting in net OREO at December 31, 1996 of $5.4 million. OREO at December 31, 1996 consisted of 29 properties with an average balance of approximately $187,000. Only three properties had a net balance of greater than $500,000, with book values of $818,000, $662,000 and $594,000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              PAGE
Report of Independent Certified Public Accountants on consolidated financial
 statements as of and for the period ended December 31, 1996                                   42
Report of Independent Certified Public Accountants on financial statements as
 of December 31, 1995 and for the two years then ended                                         43
Consolidated Balance Sheets as of December 31, 1996 and 1995                                   44
Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994     45
Consolidated Statements of Changes in Shareholders' Equity for the period January 1, 1994 to
 December 31, 1996                                                                             46
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994     47
Notes to Consolidated Financial Statements                                                     48

                              ARTHUR ANDERSEN LLP

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Shareholders and the Board of Directors of ITLA Capital Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheet of ITLA Capital Corporation and subsidiaries (the Company) as of December 31, 1996, and the related statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ITLA Capital Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                              /s/ Arthur Andersen LLP

Los Angeles, California
February 19, 1997

                        [LETTERHEAD OF GRANT THRONTON]

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Imperial Thrift and Loan Association

        We have audited the accompanying balance sheet of Imperial Thrift and Loan Association as of December 31, 1995 and the related statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1995. These financial statements are the responsibility of the Association's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Imperial Thrift and Loan Association as of December 31, 1995 and the results of its operations and its cash flows for the each of the years in the two-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP

Los Angeles, California
February 23, 1996 (except for the sixth paragraph of Note 13, as to which the date is March 11, 1996)

                           ITLA CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31
                                                                               --------------------------
                                                                                 1996              1995
                                                                               --------          --------
                                                                                 (DOLLARS IN THOUSANDS)
                            ASSETS
  Cash and cash equivalents                                                    $ 48,881          $ 22,106
  Investment securities available for sale, at approximate market value          50,292                 -
  Investment securities held to maturity, at amortized cost (market
    value $18,052 for 1995)                                                           -            18,049
  Stock in Federal Home Loan Bank                                                 8,349            12,362
  Mortgage-backed securities held to maturity, at amortized cost
    (market value $31,319 and $42,039 for 1996 and 1995, respectively)           31,870            42,275
  Loans receivable:
    Loans held for investment at cost, net                                      660,721           447,985
    Loans held for sale, at market value                                          1,130            55,812
                                                                               --------          --------
                                                                                661,851           503,797
    Less allowance for credit losses                                             10,885             8,105
                                                                               --------          --------
      Net loans receivable                                                      650,966           495,692
  Interest receivable                                                             4,411             3,865
  Other real estate owned, net                                                    5,416             6,103
  Income taxes receivable                                                         2,007             2,223
  Premises and equipment, net                                                     2,610             3,008
  Deferred income taxes                                                           3,613             3,309
  Other assets                                                                    2,028             1,681
                                                                               --------          --------
                                                                               $810,443          $610,673
                                                                               ========          ========

               LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
  Deposit accounts                                                             $670,336          $494,793
  Federal Home Loan Bank advances                                                43,500            54,000
  Accounts payable and other liabilities                                          7,289             5,188
                                                                               --------          --------
    Total liabilities                                                           721,125           553,981
                                                                               --------          --------
  Commitments and contingencies                                                       -                 -

  Shareholders' equity:
  Preferred stock, 5,000,000 shares authorized, none issued                           -                 -
  Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 7,824,000 and 5,980,000 issued and outstanding in 1996
   and 1995, respectively                                                        53,345            30,743
  Retained earnings                                                              35,973            25,949
                                                                               --------          --------
    Total shareholders' equity                                                   89,318            56,692
                                                                               --------          --------
                                                                               $810,443          $610,673
                                                                               ========          ========

       See accompanying notes to the consolidated financial statements.

                           ITLA CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEARS ENDED DECEMBER 31
                                                               -----------------------------------------
                                                                   1996           1995           1994
                                                               ------------   ------------   -----------
                                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
 Interest income:
   Loans receivable, including fees                               $62,748        $59,483        $53,061
   Investment securities                                            4,571          2,286          1,245
   Mortgage-backed securities                                       2,177            103              -
                                                                  -------        -------        -------
     Total interest income                                         69,496         61,872         54,306
                                                                  -------        -------        -------
 Interest expense:
   Deposit accounts                                                31,441         29,049         21,643
   Federal Home Loan Bank advances                                  2,958            294             89
                                                                  -------        -------        -------
     Total interest expense                                        34,399         29,343         21,732
                                                                  -------        -------        -------
       Net interest income before provisions for valuation
       allowance and estimated credit losses                       35,097         32,529         32,574

 Provision for estimated credit losses                              4,871         13,098          6,731
 Provision for valuation allowance on loans held for sale             700          4,774              -
                                                                  -------        -------        -------
       Net interest income after provisions for valuation
       allowance and estimated credit losses                       29,526         14,657         25,843
                                                                  -------        -------        -------
 Noninterest income                                                 1,053          1,310          1,491

 Noninterest expense:
   Compensation and benefits                                        5,723          7,313          7,044
   Occupancy and equipment                                          1,929          2,230          2,601
   FDIC assessment                                                    244            869          1,106
   Other                                                            5,190          4,848          5,469
                                                                  -------        -------        -------
     Total general and administrative                              13,086         15,260         16,220
                                                                  -------        -------        -------
   Real estate operations, net                                        435          1,293          1,151
   Provision for estimated losses on other real estate owned        1,038          4,169          3,074
   (Gain) loss on sale of other real estate owned, net               (424)          (392)           156
                                                                  -------        -------        -------
     Total real estate operations, net                              1,049          5,070          4,381
                                                                  -------        -------        -------
       Total noninterest expense                                   14,135         20,330         20,601
                                                                  -------        -------        -------
 Income (loss) before provision (benefit) for income taxes         16,444         (4,363)         6,733
   Provision (benefit) for income taxes                             6,420         (1,960)         2,729
                                                                  -------        -------        -------
 NET INCOME (LOSS)                                                $10,024        $(2,403)       $ 4,004
                                                                  =======        =======        =======
 EARNINGS (LOSS) PER SHARE                                        $  1.36        $ (0.52)       $  0.93
                                                                  =======        =======        =======


       See accompanying notes to the consolidated financial statements.

                           ITLA CAPITAL CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE PERIOD JANUARY 1, 1994 TO DECEMBER 31, 1996

                                  NUMBER OF      CONTRIBUTED     RETAINED
                                   SHARES          CAPITAL       EARNINGS      TOTAL
                                  ---------      -----------     --------     -------
                                                       (IN THOUSANDS)
 Balance at January 1, 1994         4,320          $15,351        $24,348     $39,699
   Net income                           -                -          4,004       4,004
                                    -----          -------        -------     -------
 Balance at December 31, 1994       4,320           15,351         28,352      43,703
   Issuance of common stock         1,660           15,392              -      15,392
   Net loss                             -                -         (2,403)     (2,403)
                                    -----          -------        -------     -------
 Balance at December 31, 1995       5,980           30,743         25,949      56,692
   Issuance of common stock         1,844           22,602              -      22,602
   Net income                           -                -         10,024      10,024
                                    -----          -------        -------     -------
 Balance at December 31, 1996       7,824          $53,345        $35,973     $89,318
                                    =====          =======        =======     =======

       See accompanying notes to the consolidated financial statements.

                           ITLA CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEARS ENDED DECEMBER 31
                                                                              -----------------------------------------
                                                                                  1996           1995           1994
                                                                              ------------   ------------   -----------
                                                                                            (IN THOUSANDS)
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                          $  10,024     $  (2,403)     $   4,004
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                                  601           795            642
       Provision for estimated credit losses                                        4,871        13,098          6,731
       Provision for valuation allowance on loans held for sale                       700         4,774              -
       Provision for estimated losses on other real estate owned                    1,038         4,169          3,074
       (Gain) loss on sale of premises and equipment                                   (4)          (11)           118
       (Gain) loss on sales of other real estate owned                               (424)         (392)           156
       Loss on sale of real estate loans                                                -           105              -
       Loss on sale of investments                                                      -             -            190
       Increase in interest receivable                                               (546)         (615)          (436)
       Decrease (increase) in income taxes receivable                                 216        (1,285)          (132)
       (Increase) decrease in deferred income taxes                                  (304)        1,099          1,209
       Decrease (increase) in other assets                                           (417)          149         (1,158)
       Increase (decrease) in accounts payable and other liabilities                2,101        (1,258)             4
                                                                                ---------     ---------      ---------
         Net cash provided by operating activities                                 17,856        18,225         14,402
                                                                                ---------     ---------      ---------
   CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in net loans receivable                                            (219,532)      (77,232)       (54,054)
     Purchases of investment securities available for sale                       (222,365)            -              -
     Proceeds from the maturity of investment securities available for sale       172,463             -              -
     Purchases of investment securities held to maturity                         (364,029)     (451,985)       (89,226)
     Proceeds from the maturity of investment securities held to maturity         382,078       447,082         77,883
     Decrease (increase) in stock in Federal Home Loan Bank                         4,013        (9,362)        (3,000)
     Purchases of mortgage-backed securities                                            -       (42,280)             -
     Repayment of principal on mortgage-backed securities                          10,199             -              -
     Proceeds from sale of other real estate owned                                  7,385        12,565          8,284
     Proceeds from sale of real estate loans                                        1,324        19,005              -
     Proceeds from sale of automobile finance contracts                            50,050             -              -
     Cash paid for capital expenditures                                              (329)         (317)        (3,107)
     Other                                                                             17           116             32
                                                                                ---------     ---------      ---------
         Net cash used in investing activities                                   (178,726)     (102,408)       (63,188)
                                                                                ---------     ---------      ---------
   CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock issued                                                           22,602        15,392              -
     Net increase in deposit accounts                                             175,543        46,236         22,446
     Federal funds purchased                                                            -       (10,000)        10,000
     (Decrease) increase in Federal Home Loan Bank advances                       (10,500)       41,300         12,700
                                                                                ---------     ---------      ---------
         Net cash provided by financing activities                                187,645        92,928         45,146
                                                                                ---------     ---------      ---------
           Net increase in cash and cash equivalents                               26,775         8,745         (3,640)
           Cash and cash equivalents at beginning of period                        22,106        13,361         17,001
                                                                                ---------     ---------      ---------
           Cash and cash equivalents at end of period                           $  48,881     $  22,106      $  13,361
                                                                                =========     =========      =========
   Supplemental Cash Flow Information:
     Cash paid during the period for interest                                   $  34,082     $  29,089      $  21,711
     Cash paid during the period for income taxes                               $   6,509     $      42      $   1,750
   Noncash Investing Transactions:
     Loans transferred to other real estate owned                               $   7,313     $  11,901      $   9,698
     Loans to facilitate the sale of other real estate owned                    $   3,570     $  10,101      $   3,880


        See accompanying notes to the consolidated financial statements

                           ITLA CAPITAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 AND 1994


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION - ITLA Capital Corporation ("the Company") is primarily engaged in the origination of loans secured by income producing real estate, located historically in California. Through its wholly-owned subsidiary, Imperial Thrift and Loan Association ("Imperial" or "the Association"), the Company accepts Federal Deposit Insurance Corporation ("FDIC") insured deposits which are used primarily to fund the investment in variable rate commercial real estate loans. Through its other wholly-owned subsidiary, ITLA Funding Corporation ("Funding"), the Company originates income producing real estate loans for placement with third party investors.

     The Company was organized in 1996 and became the sole shareholder of Imperial as a result of a transaction that occurred on October 1, 1996. On that date, a nonoperating subsidiary of the Company was merged with and into Imperial, and all outstanding shares of Imperial common stock were converted into an equal number of shares of Company common stock. This transaction has been accounted for as a reorganization of entities under common control.

     Imperial has operated as a California thrift and loan association since 1974, and became a publicly traded company in October 1995, when its shares were sold in an initial public offering. Imperial operates six loan production offices in California and one loan production office in Nevada, and has nine savings branches in California. Substantially all results of operations of the Company for the year ended December 31, 1996 are those of Imperial.

     Funding was formed in October 1996 and was limited to start-up activities in 1996, including establishing a network of regional loan production offices in New York, Chicago, Tampa, Houston and Encino (Los Angeles).

     FINANCIAL STATEMENT PRESENTATION - The accounting and reporting policies of the Company conform to generally accepted accounting principles ("GAAP") and to prevailing practices within the financial services industry. The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. Certain amounts in prior periods have been reclassified to conform with the presentation in the current period. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

     INVESTMENT AND MORTGAGE-BACKED SECURITIES - Investment securities and mortgage-backed securities held to maturity are carried at cost, adjusted for premium amortization or discount accretion computed on the effective interest method. The Company has the intent and ability to hold these securities to their maturities. Investment securities available for sale are carried at fair value with unrealized gains or losses reported net of taxes, as a separate component of shareholders' equity, until realized.

                           ITLA CAPITAL CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994



NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     LOANS RECEIVABLE - Loans receivable are generally carried at principal amounts outstanding less deferred loan fees and other unearned income. Deferred loan fees and other unearned income include deferred unamortized fees net of direct incremental loan origination costs as required by Statement of Financial Accounting Standards ("SFAS") No. 91. Interest income is accrued as earned.
Net deferred fees are recognized as interest income using the interest method. Loans held for sale are recorded at the lower of cost or fair market value.

     Loans are placed on nonaccrual status when they become 90 days or more contractually delinquent, or earlier if the collection of interest is considered by management to be unlikely. When a loan is placed on nonaccrual status, all previously accrued but uncollected interest is reversed against current period operating results. Subsequent cash collections on nonaccrual loans are either recognized as interest income on a cash basis, if the loan is well secured and in management's judgment the net book value is fully collectible, or recorded entirely as a reduction of principal.

     The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement on a timely basis. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, or by using the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

     When the measurement of the impaired loan is less than the recorded amount of the loan, an impairment is recognized by creating a valuation allowance with a corresponding charge to the provision for estimated credit losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for estimated credit losses.

       The Company's policy for recognizing interest income on impaired loans is the same as that for nonaccrual loans.

     ALLOWANCE FOR CREDIT LOSSES - The Company maintains an allowance for credit losses at a level considered adequate to cover probable losses on loans and leases. In evaluating the adequacy of the allowance for credit losses, management estimates the amount of the potential risk of loss for each loan that has been identified as having more than standard credit risk. Those estimates give consideration to economic and social conditions, estimated real estate collateral value and cash flow, and the financial strength and commitment of the borrower or guarantors, where appropriate. Additionally, an estimate for potential credit loss is calculated for the remaining portion of the portfolio giving consideration to the Company's historical loss experience in the portfolio, adjusted, as appropriate, for the estimated effects of current economic conditions and changes in the composition of the loan portfolio over time. Accounts which are considered uncollectible by management are charged off, unless secured by real estate.

     OTHER REAL ESTATE OWNED - Other real estate owned ("OREO"), which represents real estate acquired through foreclosure, is carried at the lower of cost or estimated fair value less costs of disposition. The net operating results from OREO are recognized in the current period as noninterest expense.

                           ITLA CAPITAL CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     PREMISES AND EQUIPMENT - Premises and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line method over the estimated useful lives of the assets.

     INCOME TAXES - Provision (benefit) for income taxes is the amount of estimated tax due (or refundable) reported on the Company's tax returns and the change in the amount of deferred tax assets and liabilities. Deferred income taxes represent the estimated net income tax expense payable (or benefits receivable) for temporary differences between the accounting basis and tax basis of the Company's assets and liabilities.

     EARNINGS (LOSS) PER SHARE - Earnings (loss) per share is computed on the basis of the average number of common shares outstanding during each period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method. The weighted-average number of common shares outstanding, including common stock equivalents, during 1996, 1995 and 1994 was 7,393,549, 4,646,192 and 4,320,000,
respectively.


NOTE 2---INVESTMENT AND MORTGAGE-BACKED SECURITIES

     The amortized cost and estimated fair value of investment securities and mortgage-backed securities as of December 31, 1996 and 1995 are as follows:

                                                                           GROSS UNREALIZED   ESTIMATED
                                                           AMORTIZED      ------------------    FAIR
                                                              COST        GAINS      LOSSES     VALUE
                                                           ---------      -----     --------  ---------
                                                                          (IN THOUSANDS)
1996:
        Available for sale:
                Investment securities:
                  U.S. government agency                    $49,233        $ -        $  -      $49,233
                  Certificates of deposit                     1,059          -           -        1,059
                                                            -------        ---        ----      -------

                           Total available for sale         $50,292        $ -        $  -      $50,292
                                                            =======        ===        ====      =======
            Held to maturity:
                Mortgage-backed securities                  $31,870        $11        $562      $31,319
                                                            -------        ---        ----      -------

                           Total held to maturity           $31,870        $11        $562      $31,319
                                                            =======        ===        ====      =======

                           ITLA CAPITAL CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994


NOTE 2---INVESTMENT AND MORTGAGE-BACKED SECURITIES (CONTINUED)

1995:
     Held to maturity:
               Investment securities:
                       U.S. Treasury securities        $ 2,980    $ 4   $   -    $ 2,984
                       U.S. government agency            3,989              1      3,988
                       Certificates of deposit          11,080      -       -     11,080
                                                       -------    ---    ----    -------
                                                        18,049      4       1     18,052
               Mortgage-backed securities               42,275     28     264     42,039
                                                       -------    ---    ----    -------
                           Total held to maturity      $60,324    $32    $265    $60,091
                                                       =======    ===    ====    =======

          The amortized cost and fair value of investment securities available for sale, by contractual maturity, at December 31, 1996 are shown below:

                                 AMORTIZED          FAIR
                                    COST           VALUE
                                  -------         -------
                                     (IN THOUSANDS)
Due in one year or less           $21,755         $21,755
Due from one to five years         28,537          28,537
                                  -------         -------
                                  $50,292         $50,292
                                  =======         =======

     The remaining contractual maturity and estimated weighted-average life of the mortgage-backed securities was approximately 20.1 and 4.7 years, respectively, at December 31, 1996. The weighted-average life of mortgage-backed securities differs from the contractual maturity due to anticipated principal prepayments.

     At December 31, 1996, approximately $81,094,000 of securities are pledged to secure a line of credit at the Federal Home Loan Bank of San Francisco ("FHLB"). See Note 8 to the consolidated financial statements.

     During 1996 and 1995, there were no transfers from the held to maturity portfolio and no securities were sold prior to their maturity or call date.

                           ITLA CAPITAL CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994


NOTE 3--LOANS RECEIVABLE

   Loans receivable consist of the following:

                                                                                DECEMBER 31
                                                                           -----------------------
                                                                             1996           1995
                                                                           --------       --------
                                                                               (IN THOUSANDS)
     Loans receivable held for investment:
       Loans secured by real estate                                        $644,079       $439,778
       Construction loans                                                    22,498         14,396

     Loans receivable held for sale:
       Automobile finance contracts - at approximate market value             1,291         68,034
       Direct financing leases - at approximate market value                     44             63
                                                                           --------       --------
     Loans receivable before deferred fees and unearned income              667,912        522,271

     Unearned finance income on automobile finance contracts
       held for sale                                                           (205)       (12,285)
     Deferred loan fees and other unearned income                            (5,856)        (6,189)
                                                                           --------       --------
                                                                           $661,851       $503,797
                                                                           ========       ========

     At December 31, 1996, approximately 94.6%, 3.4% and 2.0% of the Company's loans collateralized by real estate are secured by income producing properties, properties under development, and residential 1-4 properties, respectively. Approximately 91.0% of the Company's loans secured by real estate were collateralized by properties located in California.

     At December 31, 1996, approximately $114,145,000 of loans receivable were pledged to secure a line of credit at the FHLB. See Note 8 to the consolidated financial statements.

                           ITLA CAPITAL CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994


NOTE 3--LOANS RECEIVABLE (CONTINUED)

     The approximate contractual maturities of loans receivable at December 31, 1996 are as follows:

                                                        LOANS MATURING IN
                                       ---------------------------------------------------
                                                       BETWEEN       GREATER
                                        LESS THAN      ONE AND      THAN FIVE
                                         ONE YEAR    FIVE YEARS       YEARS         TOTAL
                                       -----------   ----------     ----------     -------
                                                   (DOLLARS IN THOUSANDS)
Secured by real estate                    $32,026       $89,130      $522,923     $644,079
Construction                               14,139         5,159         3,200       22,498
Other                                         312         1,021             2        1,335
                                          -------       -------      --------     --------
            Total                         $46,477       $95,310      $526,125     $667,912
                                          =======       =======      ========     ========

Loans with fixed interest rates           $22,512       $29,906      $  9,442     $ 61,860
Loans with variable interest rates         23,965        65,404       516,683      606,052
                                          -------       -------      --------     --------
            Total                         $46,477       $95,310      $526,125     $667,912
                                          =======       =======      ========     ========

Percentage with variable rates               51.6%         68.6%         98.2%        90.7%

     The foregoing tabulation should not be regarded as a forecast of future cash collections because a substantial portion of loan receivables may be renewed or repaid prior to contractual maturity.

                           ITLA CAPITAL CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994


NOTE 3--LOANS RECEIVABLE (CONTINUED)

     The following is the activity in the allowance for credit losses for the years ended December 31:

                                                                   1996       1995         1994
                                                                 -------    --------     -------
                                                                         (IN THOUSANDS)
     Balance at beginning of year                                $ 8,105    $ 11,076     $ 8,800

     Provision for estimated credit losses                         4,871      13,098       6,731

     Gross charge-offs:
                 Loans secured by real estate                     (2,237)     (9,491)     (2,703)
                 Automobile finance contracts, direct
                    financing leases and other                         -      (7,294)     (2,302)
                                                                 -------    --------     -------
                 Total gross charge-offs                          (2,237)    (16,785)     (5,005)
                                                                 -------    --------     -------
     Recoveries:
                 Loans secured by real estate                        146          45         132
                 Automobile finance contracts, direct
                    financing leases and other                         -         671         418
                                                                 -------    --------     -------
                 Total gross recoveries                              146         716         550
                                                                 -------    --------     -------
                    Net charge-offs                               (2,091)    (16,069)     (4,455)
                                                                 -------    --------     -------
     Balance at end of year                                      $10,885    $  8,105     $11,076
                                                                 =======    ========     =======

     As of December 31, 1996, the accrual of income was suspended on approximately $7,205,000 of loans and leases, which included approximately $6,422,000 of loans secured by real estate and $783,000 of other loans. At December 31, 1995, the accrual of income was suspended on approximately $6,619,000 of loans secured by real estate and $366,000 of other loans. The interest income that was contractually due on loans that were on nonaccrual status that was not recognized during the years ended December 31, 1996, 1995 and 1994 was approximately $366,000, $501,000 and $910,000, respectively.

     As of December 31, 1996 and 1995, restructured loans totaled $2,106,000 and $6,182,000, respectively. There were no related commitments to lend additional funds on restructured loans. For the years ended December 31, 1996, 1995 and 1994, $394,000, $800,000 and $1,460,000, respectively, of gross interest income would have been recorded had the loans been current in accordance with their original terms compared to $328,000, $667,000 and $1,200,000, respectively, of interest income which was included in net income for the same periods. The average yield on restructured loans was 11.46% at December 31, 1996.

                           ITLA CAPITAL CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994


NOTE 3--LOANS RECEIVABLE (CONTINUED)

          The Company's recorded investment in impaired loans, all of which were nonaccrual loans, and the related valuation allowance, were as follows as of December 31:

                                            RECORDED      VALUATION
                                           INVESTMENT     ALLOWANCE
                                           ----------     ---------
                                                (IN THOUSANDS)
1996:
            Valuation allowance required     $3,627         $  778
            No valuation allowance
             required                           699              -
                                             ------         ------
               Total impaired loans          $4,326         $  778
                                             ======         ======

1995:
            Valuation allowance required     $6,985         $1,015
            No valuation allowance
             required                             -              -
                                             ------         ------
               Total impaired loans          $6,985         $1,015
                                             ======         ======

     The average recorded investment in impaired loans for the years ended December 31, 1996 and 1995 was $3,808,000 and $12,926,000, respectively.
Interest income recognized on impaired loans for the years ended December 31, 1996 and 1995 was $413,000 and $551,000, respectively.

     Loans having carrying values of $7,313,000 and $11,901,000 were transferred to OREO in 1996 and 1995, respectively.


NOTE 4--OTHER REAL ESTATE OWNED

     Other real estate owned was stated as follows:

                                      DECEMBER 31
                               ------------------------
                                 1996             1995
                               -------          -------
                                   (IN THOUSANDS)
Real estate held for sale      $ 6,532          $ 8,716
Less valuation allowance        (1,116)          (2,613)
                               -------          -------
                               $ 5,416          $ 6,103
                               =======          =======

                           ITLA CAPITAL CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994


NOTE 4--OTHER REAL ESTATE OWNED (CONTINUED)

     The activity in the valuation allowance for other real estate owned was as follows:

                                                       FOR THE YEARS ENDED DECEMBER 31
                                                      ---------------------------------
                                                        1996        1995         1994
                                                      -------      -------      -------
                                                               (IN THOUSANDS)
Balance at beginning of year                          $ 2,613      $ 3,603      $ 4,173
Provision for estimated losses                          1,038        4,169        3,074
Charges upon sale of other real estate owned           (2,535)      (5,159)      (3,644)
                                                      -------      -------      -------
                                                      $ 1,116      $ 2,613      $ 3,603
                                                      =======      =======      =======

NOTE 5--PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization and consist of the following:

                                                  DECEMBER 31
                                           ------------------------
                                             1996             1995
                                           -------          -------
                                                (IN THOUSANDS)
Furniture, fixtures and equipment          $ 3,772          $ 3,642
Leasehold improvements                       2,427            2,302
Automobiles                                     98              131
                                           -------          -------
                                             6,297            6,075
Less accumulated depreciation and           (3,687)          (3,067)
 amortization                              -------          -------
                                           $ 2,610          $ 3,008
                                           =======          =======

                           ITLA CAPITAL CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994



NOTE 6--DEPOSIT ACCOUNTS

     Deposit accounts consist of the following:

                                                                   DECEMBER 31
                                                           ------------------------
                                                              1996           1995
                                                           ---------       --------
                                                                (IN THOUSANDS)
          Money market savings and passbook accounts        $ 61,797       $ 34,968
          Time certificates under $100,000                   511,908        424,277
          Time certificates over $100,000                     96,631         35,548
                                                            --------       --------
                                                            $670,336       $494,793
                                                            ========       ========

     Money market savings and passbook accounts have no contractual maturity and pay interest at rates ranging from 1.00% to 5.165% per annum. Additionally, money market savings accounts allow three check withdrawals per month. Time certificates have maturities ranging from 90 days to five years and bear interest at varying rates based on market conditions, ranging from 3.50% to 8.87% per annum.

     There were no broker deposits outstanding at December 31, 1996 or 1995. Interest expense on time certificates over $100,000 for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $1,881,000, $1,193,000 and
$847,000, respectively.

     The Association is subject to the provisions of the California Industrial Loan Law, which limits the amount of deposits which the Association may have outstanding to 20 times its shareholder's equity. At December 31, 1996, the Association's deposits are 7.8 times its shareholder's equity.

     The Association is a member of the Federal Deposit Insurance Corporation ("FDIC") and its deposits are insured up to $100,000 each per insured depositor.

     As of December 31, 1996, the contractual maturities of time certificate accounts were as follows:

                               YEAR OF
                              MATURITY        AMOUNT
                              --------       --------
                                  (IN THOUSANDS)
                                1997         $501,921
                                1998           84,993
                                1999           16,398
                                2000            3,967
                                2001            1,260
                                             --------
                                             $608,539
                                             ========

                           ITLA CAPITAL CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994


NOTE 7--LINES OF CREDIT

     The Association has uncommitted, unsecured lines of credit with two banks renewable daily in the amount of $30,000,000. There were no borrowings against these lines at December 31, 1996.


NOTE 8--FHLB ADVANCES

          FHLB advances represent collateralized obligations with the FHLB of San Francisco. The outstanding balance of these advances were $43,500,000 and $54,000,000 at December 31, 1996 and 1995, respectively.

     The contractual maturities of FHLB advances are as follows:

                          YEAR OF      DECEMBER 31,
                         MATURITY          1996
                         --------     --------------
                                      (IN THOUSANDS)
                           1997           $37,500
                           1998             6,000
                                          -------
                                          $43,500
                                          =======

     The Company has pledged loans receivable secured by real estate with a carrying value of $114,145,000, investment securities available for sale with a carrying value of $49,224,000 and mortgage-backed securities with a carrying value of $31,870,000, for a total of $195,239,000 of assets pledged as collateral for this borrowing facility. The total borrowing capacity available from the collateral that has been pledged is approximately $128,249,000, of which $43,500,000 has been utilized as of December 31, 1996.

     The following table represents the maximum month-end balance outstanding, weighted-average daily balance outstanding, average rates paid during the year, and the average rates on the balance at year-end for FHLB advances:

                                                            DECEMBER 31
                                                      ----------------------
                                                        1996           1995
                                                      --------       -------
                                                      (DOLLARS IN THOUSANDS)
          Maximum month-end balance                    $54,000       $54,000
          Weighted-average daily balance               $53,604       $ 4,426
          Average rates paid                              5.52%         6.64%
          Average rates on balance at year-end            5.52%         5.49%
          Balance at year-end                          $43,500       $54,000

                           ITLA CAPITAL CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994


NOTE 9--BENEFIT PLANS

     The Company has a salary savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to 14% of their compensation. The Company matches 50% of each employee's contribution, up to a maximum 6% of the employee's salary. Employees vest in employer contributions and their earnings thereon over a five year period. The Company's matching contributions to the Savings Plan were $101,456, $127,998 and $135,669 in 1996, 1995 and 1994, respectively.

     The Company also has two deferred compensation plans designated to provide additional retirement benefits for certain officers and key employees who cannot take full advantage of the Savings Plan. Costs associated with these deferred compensation plans amounted to $7,416 and $24,766 in 1996 and 1995, respectively.

     The Company adopted an employee stock incentive plan and stock option plan for nonemployee directors (collectively, "the Stock Plan") which provides for the award of up to 1 million shares of common stock to officers, directors and key employees as compensation for future services, not to exceed a combined 550,000 shares during 1995, the first year of the Stock Plan, with annual awards thereafter limited to 100,000 additional shares. As of December 31, 1996, the Company granted an aggregate of 496,500 options under the Stock Plan at exercise prices ranging from $10.00 to $14.63 per share, which generally vest over three years from the date of grant.

     The number of options for each of the following groups of options in 1996 and 1995, respectively, are as follows: options outstanding at the beginning of the year, 509,500 and 0; options outstanding at the end of the year, 496,500 and 509,500; options exercisable at end of year, 154,917 and 0; options granted during the year, 91,000 and 513,500; options exercised during the year, 4,000 and 0; and options forfeited during the year, 100,000 and 4,000.

     The weighted average exercise prices of options for each of the following groups of options in 1996 and 1995, respectively, are as follows: options outstanding at the beginning of the year $10.04 and $0; options outstanding at the end of the year, $10.08 and $10.04; options exercisable at the end of the year, $10.13 and $0; and options forfeited during the year, $10.13 and $10.04.

     The fair value of each option grant was estimated on the date of grant using an option pricing model with the following weighted-average assumptions for grants; dividend yield of 0%, expected volatility of 27.5% and 27.6% in 1996 and 1995, respectively, risk-free interest rates of 6.32% to 6.83% and 5.65% to 6.01% in 1996 and 1995, respectively, and expected lives of seven years. The weighted-average fair value of options granted during 1996 and 1995 was $6.61 and $4.45, respectively. The Company accounts for the Stock Plan under Accounting Principles Board Opinion No. 25 and accordingly, no compensation costs have been recognized in the accompanying consolidated statements of operations for 1996 or 1995. If compensation costs for the Stock Plan had been determined under SFAS No. 123, pro forma net income and earnings per share would have been $9,543,000 and $1.29, respectively, for 1996 and pro forma net loss and loss per share would have been $(2,485,000) and $(.53), respectively, for 1995.

                           ITLA CAPITAL CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994


NOTE 10--INCOME TAXES

     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Association's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                                                   1996         1995
                                                                 -------       ------
                                                                    (IN THOUSANDS)
Components of the deferred tax asset:
            Allowance for credit losses                          $3,383        $2,742
            Accrued vacation                                        585           224
            California franchise taxes                              342             1
            Nondeductible other real estate owned expenses          249           301
            Provision for estimated losses on other
             real estate owned                                      165           844
                                                                 ------        ------
            Total deferred tax assets                             4,724         4,112
                                                                 ------        ------
Components of the deferred tax liability:
            Deferred loan origination costs                         568           568
            FHLB stock dividends                                    308            27
            Deferred California franchise taxes                       -           208
            Other                                                   235             -
                                                                 ------        ------
            Total deferred tax liabilities                        1,111           803
                                                                 ------        ------
                  Net deferred tax asset                         $3,613        $3,309
                                                                 ======        ======

     The deferred tax asset is considered fully realizable, as when the temporary differences associated with the deferred tax asset are recognized for income tax purposes, those deductions are expected to be fully offset by future taxable income. Accordingly, the Company has not established a valuation allowance on the deferred tax asset.

                           ITLA CAPITAL CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994

NOTE 10--INCOME TAXES (CONTINUED)

     A summary of the provision (benefit) for income taxes for the years ended December 31 follows:

                     1996        1995        1994
                    -------     -------     ------
                           (IN THOUSANDS)
 Current:
     Federal        $ 6,043     $(2,813)    $1,023
     State              681        (246)       497
                    -------     -------     ------
                      6,724      (3,059)     1,520
                    -------     -------     ------
 Deferred:
     Federal         (1,036)      1,589        956
     State              732        (490)       253
                    -------     -------     ------
                       (304)      1,099      1,209
                    -------     -------     ------
                    $ 6,420     $(1,960)    $2,729
                    =======     =======     ======

  A reconciliation of the federal statutory income tax (benefit) rate to the effective income tax (benefit) rate is as follows:

                                                               Year Ended December 31
                                                             --------------------------
                                                             1996      1995       1994
                                                             -----     -----      -----
Statutory, federal tax rate                                   35.0%    (34.0)%     34.0%
State franchise tax, net of federal income tax benefit         7.5      (7.5)       7.2
State franchise tax LARZ credits and other benefits           (3.5)     (3.4)      (0.7)
                                                             -----     -----      -----
                                                              39.0%    (44.9)%     40.5%
                                                             =====     =====      =====

NOTE 11--FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

  The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit. These instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

  The Company has exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit. This exposure is represented by the contractual amount of those instruments as the Company uses the same lending policies for these instruments as it does for the loan portfolio. The Company has outstanding unfunded loan commitments of approximately $34,572,000 and $16,964,000 at December 31, 1996 and 1995,
respectively.

                           ITLA CAPITAL CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994

NOTE 12--COMMITMENTS AND CONTINGENCIES

COMMITMENTS

  The Company leases office facilities under noncancelable operating leases. Future minimum lease payments required under leases with initial or remaining noncancelable terms in excess of one year at December 31, 1996 are approximately as follows:

                  (IN THOUSANDS)

1997                  $1,007
1998                     862
1999                     816
2000                     752
2001                     812
Thereafter             4,062
                      ------
                      $8,311
                      ======

  Certain leases contain rental escalation clauses based on increases in the Consumer Price Index, and renewal options of up to ten years which may be exercised by the Company. The Company incurred rent expense of $1,134,000, $1,373,000 and $1,884,000 in 1996, 1995 and 1994, respectively. The Company received sublease income of $78,000, $116,000 and $48,000 in 1996, 1995 and 1994, respectively. There are no subleases remaining at December 31, 1996.

  The Company has committed to invest $500,000 in a limited partnership, organized to invest in various limited partnerships that will engage in low-income housing improvement projects in California. The commitment is being paid in installments on demand but no installments during any calendar year shall exceed $125,000. At December 31, 1996, the Company had made cumulative payments of $90,000 towards this commitment. The unpaid portion is due and payable no later than April 30, 2002 or the date on which the partnership or the interest therein is liquidated, whichever occurs first.

CONTINGENCIES

  The Company is in the process of evaluating certain tax aspects of the deconsolidation between Imperial and its former parent company. No assertions have been made and management has not reached any conclusions at this time regarding these matters. As a result, the potential liability related to these matters, if any, which may be material, has not been reflected in the consolidated financial statements.

  The Company is subject to various pending legal actions which arise in the normal course of business. The Company maintains reserves for losses from legal actions which are both probable and estimable. Although the amount of the ultimate exposure, if any, cannot be determined at this time, in management's opinion, based upon advice of counsel, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position and results of operations.

                           ITLA CAPITAL CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 13--REGULATORY REQUIREMENTS

  The Association is subject to supervision and regulation by the Federal Deposit Insurance Corporation ("FDIC") and the Department of Corporations ("DOC") of the State of California under the provisions of the California Industrial Loan Law. These provisions authorize the Association's issuance of thrift certificates, place limits on the size and type of loans the Association can make, and specify that the Association's allowance for credit losses be maintained at certain minimum levels.

  The Association is also subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Association's financial statements and ultimately the consolidated financial statements of the Company. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital to risk-weighted assets, and of Tier I capital to average total assets (leverage ratio). Management believes, as of December 31, 1996, that the Association meets all applicable capital adequacy requirements.

  As of December 31, 1996, the most recent notification from the FDIC categorized the Association as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Association must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Association's category.

                           ITLA CAPITAL CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994

NOTE 13--REGULATORY REQUIREMENTS (CONTINUED)

  The Association's actual regulatory capital amounts and ratios are presented in the following table:

                                                                                                        CAPITAL REQUIRED TO
                                                                               MINIMUM REQUIREMENT        MAINTAIN "WELL
                                                                                   FOR CAPITAL             CAPITALIZED"
                                                        ACTUAL                  ADEQUACY PURPOSES          DESIGNATION
                                               -----------------------         --------------------     -------------------
                                                AMOUNT          RATIO            AMOUNT      RATIO        AMOUNT     RATIO
                                               --------        -------         ---------    -------     ---------  --------
                                                                           (DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 1996
-----------------------
Total capital
  (to risk-weighted assets)                     $94,791          13.25%          $57,236      8.0%        $71,545    10.0%
Tier I capital
  (to risk-weighted assets)                     $85,843          12.00%          $28,618      4.0%        $42,927     6.0%
Core capital
  (to average total assets)                     $85,843          10.64%          $32,260      4.0%        $40,325     5.0%

AS OF DECEMBER 31, 1995
-----------------------
Total capital
  (to risk-weighted assets)                     $63,366          11.97%          $42,367      8.0%        $52,959    10.0%
Tier I capital
  (to risk-weighted assets)                     $56,692          10.71%          $21,183      4.0%        $31,775     6.0%
Core capital
  (to average total assets)                     $56,692          10.14%          $22,364      4.0%        $27,955     5.0%

   Imperial operated under a Memorandum of Understanding ("MOU") with the FDIC and DOC, which required a reduction in classified assets, prior written approval of dividends and a minimum leverage ratio of 7.5% from the first quarter of 1994 until the first quarter of 1996, when the MOU was terminated.

NOTE 14--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate. Such instruments include securities, loans receivable, time deposits, accrued interest receivable and accrued interest payable. Because no market exists for a significant portion of the Company's loan portfolio, fair value estimates are based on judgments regarding credit risk, investor expectations of future economic conditions, normal cost of administration of these instruments and other risk characteristics, including interest rate risk and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. The fair value estimates presented do not include the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

                            ITLA CAPITAL CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 14--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

  The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate value:

    Cash and Cash Equivalents - The carrying values reported in the balance sheet approximate fair values due to the short-term nature of the assets.

    Investment and Mortgage-Backed Securities - Fair values are based on bid prices and quotations published and/or received from securities dealers.

    FHLB Stock - Fair values are based on bid prices quoted from the FHLB.

    Loans Receivable - The fair value of net loans receivable has been estimated using the present value of future cash flows, discounted using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities and giving consideration to estimated prepayment risk and credit risk.

    Deposit Accounts - The fair value of passbook accounts is estimated to be the amount payable on demand. The fair values for certificates of deposit, both over and under $100,000, are estimated by discounting the expected cash flows at current market rates over expected maturities.

    FHLB Advances - The fair value of FHLB advances is estimated by discounting the expected cash flows at current market rates over contractual maturities.

  The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                                  1996
                                                          ----------------------
                                                          CARRYING    ESTIMATED
                                                           AMOUNT     FAIR VALUE
                                                          --------    ----------
                                                             (IN THOUSANDS)
Financial assets:
  Cash and cash equivalents                               $ 48,881     $ 48,881
  Investment securities                                     50,292       50,292
  Stock in FHLB                                              8,349        8,349
  Mortgage-backed securities                                31,870       31,319
  Loans held for sale, net                                   1,130        1,130
  Loans receivable held for investment                     666,577      671,366
     Deferred loan fees and other unearned income           (5,856)           -
     Allowance for credit losses                           (10,885)           -
                                                          --------     --------
        Net loans receivable                               650,966      672,496
                                                          --------     --------
                                                          $790,358     $811,337
                                                          ========     ========
Financial liabilities:
  Deposits                                                $670,336     $671,040
  FHLB advances                                             43,500       43,500
                                                          --------     --------
                                                          $713,836     $714,540
                                                          ========     ========


                           ITLA CAPITAL CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994

NOTE 15--PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS


CONDENSED BALANCE SHEET
-----------------------

                                                           DECEMBER 31,
                                                               1996
                                                           ------------
                                                          (IN THOUSANDS)
                         ASSETS
Cash and cash equivalents                                     $ 1,363
Investment in Imperial Thrift and Loan Association             86,286
Investment in ITLA Funding Corporation                          1,506
Other assets                                                      163
                                                              -------
   Total assets                                               $89,318
                                                              =======
               LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities                                                   $     -
Shareholders' equity                                           89,318
                                                              -------

   Total liabilities and shareholders' equity                 $89,318
                                                              =======

CONDENSED STATEMENT OF INCOME
-----------------------------

                                                            YEAR ENDED
                                                            DECEMBER 31,
                                                               1996
                                                            -----------
                                                           (IN THOUSANDS)
Interest income:                                              $     9
                                                              -------
    Total income                                                    9
                                                              -------

General and administrative expenses                                29
                                                              -------
    Total expenses                                                 29
                                                              -------
Loss before income tax benefit and equity in undistributed
  income of subsidiaries                                          (20)
Income tax benefit                                                 (8)
                                                              -------
Loss before equity in undistributed income of subsidiaries        (12)
Equity in undistributed income of subsidiaries                 10,036
                                                              -------
    Net income                                                $10,024
                                                              =======

                            ITLA CAPITAL CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 15--PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENT OF CASH FLOWS
---------------------------------

                                                                 YEAR ENDED
                                                                 DECEMBER 31,
                                                                    1996
                                                                 ------------
                                                                (IN THOUSANDS)
Cash Flows From Operating Activities:
 Net income                                                        $ 10,024
 Adjustments to net income:
  Equity in undistributed income of subsidiaries                    (10,036)
  Income tax benefit                                                     (8)
  Increase in other assets                                             (155)
                                                                   --------
    Net cash provided by operating activities                          (175)
                                                                   --------
Cash Flows From Investing Activities:
 Dividend received from Imperial Thrift and Loan Association          3,000
 Capital contribution to ITLA Funding Corporation                    (1,500)
                                                                   --------
    Net cash provided from investing activities                       1,500
                                                                   --------
Cash Flows From Financing Activities:
 Common stock issued through exercise of employee stock options          38
                                                                   --------
    Net cash provided from financing activities                          38
                                                                   --------

      Net change in cash and cash equivalents                         1,363
      Cash and cash equivalents at beginning of period                    -
                                                                   --------
      Cash and cash equivalents at end of period                   $  1,363
                                                                   ========

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 31, 1996, the Company dismissed the firm of Grant Thornton ("Grant") as independent certified public accountants for the Company.

     The authority to change independent certified public accountants was provided to the Audit Committee by the Board of Directors.

     Grant performed an audit of the financial statements for the past two fiscal years. Their report did not contain an adverse opinion or a disclaimer of opinion and did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     During the past two fiscal years and from December 31, 1995 through the effective date of the Grant termination, there have been no disagreements between the Company and Grant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements would have caused Grant to make reference to the subject matter of such disagreements in connection with its report.

     During the two most recent fiscal years and through July 31, 1996, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)) with Grant. Grant has furnished a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements.

     On July 31, 1996, the Company engaged the firm of Arthur Andersen as independent certified public accountants for the Company.

     During the fiscal year ended December 31, 1995 and from December 31, 1995 through the engagement on July 31, 1996 of Arthur Andersen as the Company's independent certified public accountant, neither the Company nor anyone on its behalf had consulted Arthur Andersen with respect to any accounting or auditing issues involving the Company other than discussions with regard to the engagement. In particular, there were no discussions with the Company regarding the application of accounting principles to a specific transaction, the type of audit opinion that might be rendered on the financial statements or any related item.

     The Company reported the information above on a Form 8-K filed on August 6, 1996.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The executive officers of the Company are identified below.


       Name             Age                        Position
       ----             ---                        --------
George W. Haligowski    42         Chairman of the Board, President and Chief
                                   Executive Officer of ITLA Capital and
                                   Imperial; Chairman of the Board of ITLA
                                   Funding.

Michael A. Sicuro       38         Managing Director and Chief Financial Officer
                                   of ITLA Capital; Senior Vice President and
                                   Chief Financial Officer of Imperial;
                                   Director and Chief Financial Officer of
                                   ITLA Funding.

Timothy M. Doyle        40         Managing Director and Chief Administrative
                                   Officer of ITLA Capital; Senior Vice
                                   President and Chief Administrative Officer of Imperial.

Norval L. Bruce         55         Director, Executive Vice President and Chief
                                   Credit Officer of Imperial; Director of
                                   ITLA Funding.

George J. Guarini       43         Director, President and Chief Executive
                                   Officer of ITLA Funding; Senior Vice
                                   President and Chief Lending Officer of
                                   Imperial.

Steven C. Romelt        47         Senior Vice President - Director of Bank
                                   Lending of Imperial.

Michael L. Mayer        39         First Vice President, General Counsel and
                                   Corporate Secretary of ITLA Capital and
                                   Imperial; Corporate Secretary of ITLA
                                   Funding.

     GEORGE W. HALIGOWSKI has served as Chairman of the Board, President and Chief Executive Officer of Imperial since July 1992 and of the Company since inception. From 1990 to the present, he has also served as President, Chief Executive Officer and Principal of Halivest International, Ltd., an international finance and asset management company. He was previously employed as a Vice President by Shearson Lehman Hutton, (1988-1990) and Prudential-Bache Securities (1983-1988), and by Avco Financial Services as Regional Director of its Japanese branch operations in 1976 to 1981, as Training Coordinator for Avco Thrift and Loan in 1976 and as a Branch Manager from 1974 to 1976.

     MICHAEL A. SICURO has served as Managing Director and Chief Financial Offcer of the Company since inception and Senior Vice President and Chief Financial Off1cer of Imperial since June 1996. From 1994 to June 1996, Mr. Sicuro was employed by Blue Cross of California most recently as Vice President and Chief Financial Officer. Mr. Sicuro was previously employed by U.S. Bancorp Mortgage Company as Senior Vice President and Chief Financial Officer from 1993 to 1994; Western Federal Savings and Loan Association as Senior Vice President and Controller from 1992 to 1993; and First Interstate Bancorp as Vice President and Deputy Controller from 1990 to 1992. Mr. Sicuro was an Audit Manager with Deloitte and Touche from 1984 to 1990.

     TIMOTHY M. DOYLE has served as Managing Director and Chief Administrative Officer of the Company and Imperial since January 1997 and previously was First Vice President and Director of Management Audit of the Company since October 1996 and of Imperial since May 1996. Before joining Imperial, Mr. Doyle was the Controller and Director of Operations at Northeastern Plastics from 1995 to 1996; Assistant Controller of Alpha Wire Corporation from 1992 to 1994; and Vice President and Chief Financial Offcer of Halivest International, Ltd. from 1989 to 1991. From 1982 to 1988, Mr. Doyle was the Corporate Controller of the Shepaug Corporation.

     NORVAL L. BRUCE has served as Executive Vice President and Chief Credit Officer of Imperial since 1990 and became a director of Imperial in January 1997. From 1988 to 1989, Mr. Bruce served as Executive Vice President and Chief Credit Officer of Security Pacific Bank, Nevada. Mr. Bruce was previously employed by Security Pacific Bank from 1965 to 1988 in a variety of positions including management positions in which he was responsible for both loan origination and credit quality.

     GEORGE J. GUARINI has served as President of Funding since inception. He has also served as the Senior Vice President and Chief Lending Officer of Imperial since May 1996, and previously held other senior level lending positions with Imperial form June 1994 to May 1996. From 1991 to 1994, Mr. Guarini served as Senior Vice President - Special Assets of California Republic Bank. Mr. Guarini was employed from 1989 to 1991 by Security Pacific National Bank as a Senior Lending Officer. Mr. Guarini was previously employed from 1981 to 1989 by City Savings Bank, FSB located in Somerset, New Jersey, in a variety of management positions.

     STEVEN C. ROMELT has served as Senior Vice President - Director of Bank Lending for Imperial since November 1996. Previously, he was Vice President and Regional Manager for Southern Pacific Thrift and Loan Association from March 1995 to November 1996. Mr. Romelt also held various senior level lending positions for Imperial from December 1990 to March 1995 and held various lending positions with a number of other financial institutions from 1979 to December 1990.

     MICHAEL L. MAYER has served as First Vice President, General Counsel and Corporate Secretary of the Company since inception and of Imperial since April 1996 and previously served as Vice President and Corporate Counsel of Imperial from August 1994 to April 1996. Prior to joining Imperial, Mr. Mayer was a Senior Attorney with California Federal Bank from 1987 to 1994 and before that was an Attorney with Security Pacific National Bank from 1984 to 1987.

     The directors of the registrant, excluding Mr. Haligowski, are identified below.

     JEFFREY L. LIPSCOMB, age 43, is an Investment Advisory Associate with EQ Financial Consultants, Inc. and formerly was a Registered Principal and Assistant Manager of the San Diego office of Equitable Financial Companies since 1986, handling corporate group benefits and personal financial planning.

     SANDOR X. MAYUGA, age 48, is a member of the state bar of California, has been a member of the law firm of Tisdale & Nicholson since 1994, and previously conducted his own private law practice from 1985 to 1995. Mr. Mayuga previously served as a Director of Imperial and Lake America from December 1983 to June 1993.

     HIROTAKA ORIBE, age 62, is a licensed architect with international experience in real estate development and urban planning. Since 1993, Mr. Oribe has served as an advisor to Kajima Development Resources, Inc. From 1979 to 1993, Mr. Oribe was Executive Vice President, Chief Operating Officer, and a Director of Kajima Development Corporation, a firm engaged in development and construction of single-family and multifamily housing, office buildings and retail space, and land development. Mr. Oribe previously held other positions with affiliates of Kajima Corporation of Japan from 1973 to 1979 and was a practicing architect from 1962 to 1973.

     ROBERT R. REED, age 60, is retired from Household International where he was employed in various positions from 1960 to 1992. Mr. Reed served as Vice President of Household Bank from 1980 to 1992. Mr. Reed was previously employed in management positions with Household Financial Corporation from 1962 to 1980. Mr. Reed previously served as a director of Imperial from September 1994 to August 1995, when all directors appointed by the Company's former parent resigned as part of the Company's initial public offering.

EMPLOYEES

     As of December 31, 1996, the Company had approximately 141 full-time equivalent employees. Management believes that its relations with employees are satisfactory. The Company is not subject to any collective bargaining agreements.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation of the Chief Executive Officer and the named executive officers of the Company with salary and bonus greater than $100,000 for the year ended December 31, 1996.

                                                                                          Long Term
                                                        Annual Compensation              Compensation
                                                  ------------------------------         ------------          All Other
                                                             Salary        Bonus            Options          Compensation
   Name and Principal Position                    Year        ($)           ($)              (#)(2)               ($)
   ---------------------------                    ----        ---           ---              ------               ---
George W. Haligowski                              1996      293,316         81,545 (1)            -              65,904 (3)
 Chairman of the Board, President and             1995      174,058        136,888          285,000              70,572 (3)
 Chief Executive Officer                          1994      150,000        194,174 (1)            -              39,766 (3)

Norval L. Bruce                                   1996      123,500              -                -               8,277 (4)
 Executive Vice President,                        1995      108,125         13,500           40,000              15,168 (4)
 Chief Credit Officer and Director                1994      102,917         20,000                -              10,395 (4)
 of Imperial

George J. Guarini                                 1996      119,334              -                -              11,495 (5)
 President and Chief Executive Officer of         1995       89,796          8,500           40,000              12,445 (5)
 ITLA Funding; Senior Vice President and          1994       40,667              -                -              14,116 (5)
 Chief Lending Officer of Imperial


(1) $55,000 of the 1996 bonus and the entire 1994 bonus was deferred at the election of the named officer under the Company's Nonqualified Deferred Compensation Plan.

(2) Granted in October 1995 and vests one-third on each of the three subsequent anniversary dates of issuance.

(3) Consists of (a) $21,000 in auto related benefits, (b) $22,850 in supplemental housing payments, (c) $6,950 in life insurance premiums, (d) $4,500 in employer contributions to the Company's 401(k) plan and (e) $10,604 in preferential interest on employee savings accounts in 1996. The respective amounts were $19,321, $22,850, $7,154, $6,682, and $14,565 in
    1995 and $7,855, $15,797, $7,154, $4,125, and $4,835 in 1994.

(4) Consists of (a) $3,448 in auto related benefits, (b) $576 in life insurance premiums, (c) $3,705 in employer contributions to the Company's 401(k) plan and (d) $548 in preferential interest on employee savings accounts in 1996. The respective amounts were $8,750, $576, $5,492, and $350 in 1995 and $5,452, $576, $3,925 and $442 in 1994.

(5) Consists of (a) $10,200 of auto related benefits and (b) $1,295 in employer contributions to the Company's 401(k) plan in 1996, $9,600 of auto related benefits and $2,845 of employer contributions to the Company's 401(k) plan in 1995, and (a) $5,250 in auto related benefits and (b) $705 in employer contributions to the Company's 401(k) plan and (c) $8,161 in supplemental housing payments in 1994.

EMPLOYMENT AGREEMENT AND CHANGE OF CONTROL AGREEMENTS

     The Company has entered into an employment agreement with Mr. Haligowski, and change of control agreements with Messrs. Bruce and Guarini. The employment agreement provides for an initial employment term of three years, with the agreement automatically annually extending for an additional one-year period unless either party provides the other with at least 90 days notice of the nonextension or termination. The employment agreement provides that the Company may terminate the officer "for cause," as defined in the employment agreement, and that in the event the Company terminates the officer without cause including as a result of a change of control, the officer will be entitled to receive his base salary for the remaining term of the agreement and a pro rata portion of his bonus, if any, for the year in which his employment is terminated as well as a continuation of all employment related benefits through the remaining term of the agreement and the immediate vesting of any stock options previously granted and outstanding. The annual base salary for Mr. Haligowski under the employment agreement is currently $299,250 (which may be increased from time to time by the Board of Directors). The employment agreement also provides for, among other things, annual incentive compensation, disability pay, participation in stock benefit plans, and other fringe benefits, including a supplemental housing payment of not less than $2,500 per month, an automobile allowance of not less than $1,750 per month, and life insurance coverage in an amount not less than four times Mr. Haligowski's annual salary. Under the employment agreement, Mr. Haligowski received an initial option grant of 285,000 shares of common stock. See "Benefits - Stock Plans."

     The change in control agreements have initial terms of one year and shall automatically extend for additional one-year periods upon a change of control, as defined in the agreement, or upon their anniversary date, unless either party provides the other with at least 90 days notice of termination. These agreements provide that in the event the officer is terminated within twelve months following a change of control, as defined in the agreement, the officer shall be entitled to receive upon such termination an amount equal to the greater of the annualized salary as in effect on the date of the change of control or the date of termination and a pro rata portion of his bonus, if any, for the year in which his employment is terminated. The annual base salary for Messrs. Bruce and Guarini is currently $131,670 and $175,000 respectively.

     Change of control, in both the employment agreement and the change in control agreements, is defined to include (i) the sale of substantially all of the stock or assets of the Company, whether by merger, consolidation, sale of assets or sale or exchange of Common Stock or the complete liquidation of the Company, (ii) the sale by the Company or the acquisition by any person in any single transaction (or series of related transactions) of more than 30% of the then outstanding Common Stock of the Company (on a fully diluted basis) or (iii) any date upon which the directors of the Company nominated by the Board cease to constitute a majority of the Board. Both the employment agreement and the change of control agreements will provide that no payments may be made thereunder in connection with the termination of the officers covered by such agreements if, at the time such payments would otherwise be made, the Company is prohibited from making such payments by any applicable federal or state law or regulation governing its operations, unless the Company has obtained prior approval for such otherwise prohibited payments from the appropriate regulatory authorities.

BENEFITS

      INSURANCE PLANS. All full-time employees, after approximately three months employment with the Company, are covered under group plans providing major medical, dental, and vision benefits, and long-term disability, travel accident, accidental death and dismemberment insurance and group term life insurance.

     SALARY SAVINGS PLAN. The Company Salary Savings Plan is a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code (the "Code") designed to provide employees with the opportunity to accumulate retirement funds (the "401(k) Plan"). Permanent employees aged 21 or more are eligible to participate in the 401(k) Plan as of January 1 or July 1 first following their hire date. Under the 401(k) Plan subject to limitations imposed under Section 401(k) and Section 415 of the Code, a participant may elect to defer on a monthly basis from 2% to 14% of his compensation by directing the Company to contribute such amount to the 401(k) Plan on such employee's behalf. The Company currently makes matching contributions to the 401(k) Plan equal to 50% of the first 6% of the participant's monthly contribution. The Board reviews the match on an annual basis, and the Company may also make discretionary contributions to the 401(k) Plan. "Compensation" for purposes of the 401(k) plan is defined as a participant's compensation from the Company as reported annually on Form W-2, including contributions to the 401(k) Plan by the employee, and contributions by the Company in the employee's behalf to any other pension, insurance, welfare or other employee benefit plan. Under the 401(k) Plan, a separate account is established for each participant. Participants are always 100% vested in their contributions and the earnings thereon. Participants become vested in employer contributions and the earnings thereon at the rate of 20% per year commencing with the first full year of service (defined as completion of 12 consecutive months of work). Participants become fully vested in employer contributions and the earnings thereon on their fifth anniversary of employment, or in the event of death, permanent disability or attainment of age 65 while employed by the Company. The 401(k) Plan provides for in-service hardship distributions of elective deferrals, as well as loans of a portion of vested account balances. Distributions from the 401(k) Plan are made upon termination of service in a lump sum or in annual installments over a period of years at the election of the participant with the right to take a lump sum payment at any time during such period.

     NONQUALIFIED DEFERRED COMPENSATION PLANS. The ITLA Capital Corporation Supplemental Salary Savings Plan (the "Supplemental Plan") and Nonqualified Deferred Compensation Plan (the "Deferral Plan") are designed to provide additional retirement benefits for certain officers and highly compensated employees. The Supplemental Plan provides participating employees with an opportunity to make up benefits not available under the 401(k) Plan due to any application of limitations on compensation and maximum benefits under the 401(k) Plan. Benefits under the Supplemental Plan are provided at the same time and in the same form as benefits under the 401(k) Plan, and become taxable to the participant at that point. The Deferral Plan allows a participant to defer receipt of, and current taxation upon, designated portions of his direct cash compensation until a future date specified by the participants. Both of these plans are unfunded plans, meaning that all benefits payable thereunder are payable from the Company's general assets, and funds available to pay benefits are subject to the claims of the Company's general creditors. The Company may establish an irrevocable grantor trust in connection with the Supplemental Plan. This trust would be funded with contributions from the Company for the purpose of providing the benefits promised under the terms of the Supplemental Plan, and the earnings on any trust assets would be taxable to the Company. Supplemental Plan participants would also only have the rights of unsecured creditors with respect to the trust's assets.

     STOCK PLANS. The Company has adopted the 1995 Employee Stock Incentive Plan and the 1995 Stock Option Plan for Nonemployee Directors (collectively, the "Stock Option Plan") pursuant to which officers, directors and employees of the Company are eligible to receive options to purchase Common Stock. The purpose of the Stock Option Plan is to enable the Company to attract, retain and motivate employees by providing for or increasing their proprietary interests in the Company, and in the case of nonemployee directors, to attract such directors and further align their interest with those of the Company. Every employee of the Company is eligible to be considered for the grant of awards under the Stock Option Plan. The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the Stock Option Plan is 1,000,000 shares of which a maximum of 550,000 shares may be awarded during the first year of the Stock Option Plan, with annual awards thereafter limited to 100,000 additional shares during each of the next five years of the Stock Option Plan (with the shares subject to the Stock Option Plan and all grants thereunder being subject to adjustments to prevent dilution).

     The Stock Option Plan is administered by the Compensation Committee of the Board, except that grants to nonemployee directors are made by the Board of Directors pursuant to a predetermined formula. The Committee will consist of two or more nonemployee directors of Imperial, and has full and final authority to select the employees to receive awards and to grant such awards. Subject to provisions of the Stock Option Plan, the Committee has a wide degree of flexibility in determining the terms and conditions of awards and the number of shares to be issued pursuant thereto. The expenses of administering the Stock Option Plan will be borne by the Company.

     The Stock Option Plan authorizes the Committee to enter into any type of arrangement with an eligible employee that, by its terms, involves or might involve the issuance of Common Stock or any other security or benefit with a value derived from the value of Common Stock. Awards to employees are not restricted to any specified form or structure. Stock options to purchase 5,000 shares of Common Stock were automatically granted to the nonemployee directors upon the completion of the Company's initial public offering and upon their election to the Board of Directors, and options to purchase an additional 1,000 shares will be granted annually thereafter, provided such individuals continue to serve as directors.

     Awards may not be granted under the Stock Option Plan after the tenth anniversary of the adoption of the Stock Option Plan. The Company has granted an aggregate of 620,250 options under the Stock Option Plan, of which 305,000 have been granted to Mr. Haligowski, 45,000 and 40,000 have been granted to Messrs. Bruce and Guarini, respectively, 24,000 have been granted to non-employee directors, and 206,250 have been granted to other employees of which 8,750 have been exercised. The exercise price per share of the options so granted ranges from $10.00 to $14.63 per share and will generally vest 33 1/3% per year, beginning with the first anniversary of the date of the grant.

     RECOGNITION AND RETENTION PLAN. The Company has adopted the Recognition and Retention Plan ("RRP"), the purpose of which is to promote the long term interests of the Company and its shareholders by providing a means for attracting and retaining officers and employees of the Company and its affiliates. Under the RRP, awards of restricted shares of the Company's common stock may be made to employees as additional long term incentive compensation. Every employee of the Company is eligible to be considered for the grant of awards under the RRP. The maximum number of shares of common stock which may be issued pursuant to the RRP is 300,000 shares over the ten year life of the plan. No RRP shares may be granted in any fiscal year in which the Company fails to achieve a return on average assets of 50 basis points for the fiscal year and Imperial is treated as adequately capitalized under the FDIC regulations. The RRP is administered by the Compensation Committee of the Board which has a wide degree of flexibility, within the provisions of the RRP, in determining the terms and conditions of awards and the number of shares to be issued pursuant thereto. No awards were made under the RRP in 1996.

DIRECTORS COMPENSATION

     DIRECTORS FEES. Each non-employee director was paid a monthly fee during 1996 of $1,250 for serving on the Company's Board of Directors. Each non-employee director is paid $500 for each board committee meeting attended for service on such committee.

     VOLUNTARY RETAINER STOCK AND DEFERRED COMPENSATION PLAN. In 1996, the Company adopted the Voluntary Retainer Stock and Deferred Compensation plan for Outside Directors (the "Outside Director Plan"). The Outside Director Plan provides for the deferral of compensation earned by non-employee directors in the form of Stock Units ("Stock Units") in a Stock Unit account ("Stock Unit Account"). Directors may elect to have up to 100% of their fees converted into stock units.

     For dividends paid with respect to the Company's common stock, each non-employee director has credited to his or her Stock Unit Account an additional number of Stock Units in an amount determined under the Outside Director Plan. Each non-employee director's Stock Unit Account shall be settled by delivering to the non-employee director (or his beneficiary) the number of shares of Company common stock equal to the number of whole Stock Units then credited to the non-employee director's Stock Unit Account, in either (i) a lump sum or (ii) substantially equal annual installments over a period not to exceed ten years.

     DIRECTORS STOCK OPTION PLANS. Directors are also eligible to receive stock option grants as described above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1996, the Compensation Committee, which acts as the compensation committee of the Company and Imperial, was comprised of Directors Lipscomb and Oribe.

OPTION GRANTS FOR 1996

     No stock option were granted pursuant to the Stock Option Plan to the named executive officers in 1996.

     The following table sets forth certain information concerning the number and value of stock options at December 31, 1996 held by the named executive officers.

                      OPTION VALUES AT DECEMBER 31, 1996

                                                                                                   Value of Unexercised
                                                                Number of Unexercised              In-the-Money Options
                        Shares Acquired            Value          Options at FY-End                     at FY-End(1)
                         on Exercise             Realized                (#)                                ($)
       Name                  (#)                   ($)       Exercisable    Unexercisable     Exercisable       Unexercisable
       ----              --------------          --------    -----------    -------------     -----------       -------------
George W. Haligowski          -                   N/A          95,000          190,000          $475,000           $950,000
Norval L. Bruce               -                   N/A          13,333           26,667          $ 66,665           $133,335
George Guarini                -                   N/A          13,333           26,667          $ 66,665           $133,335
--------------------

(1) The difference between the aggregate option exercise price and the closing price of $15.00 of the underlying shares at December 31, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     At December 31, 1996, the Company had 7,824,000 shares of common stock outstanding.

     The following table sets forth, as of March 25, 1997, certain information as to those persons who were known by management to be beneficial owners of more than five percent of Company common stock outstanding.

                                            Shares              Percent
         Beneficial Owner              Beneficially Owned       of Class
         ----------------              ------------------       --------
Wellington Management Company
75 State Street
Boston, Massachusetts 02109...........     750,000/1/            9.58%

Thomson Horstmann & Bryant, Inc.
Park 80 West, Plaza Two
Saddle Brook, New Jersey 07663........     746,200/2/            9.54%

Kramer Spellman L.P.
2050 Center Avenue, Suite 300
Fort Lee, New Jersey 07024............     677,800/3/            8.66%


--------------

/1/ As reported by Wellington Management Company ("Wellington") on a Schedule 13G dated on or about February 10, 1997, and filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Wellington reported sole voting and investment power as to no shares, shared voting power as to 354,400 shares and shared investment power as to 750,000 of the 750,000 shares covered by the report.
/2/ As reported by Thomson Horstmann & Bryant, Inc. ("Thomson") on a Schedule 13G dated on or about January 9, 1997, and filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Thomson reported sole voting power as to 473,400, sole investment power as to 746,200, shared voting power as to 10,400 and shared investment power as to none of the 746,200 shares covered by Thomson's report.
/3/ As reported by Kramer Spellman L.P. ("Kramer-Spellman") on a Schedule 13D dated on or about March 20, 1996 and on a Schedule 13D dated on or about April 22, 1996. Messrs. Orin s. Kramer and Jay Spellman, the general partners of Kramer-Spellman reported shared voting and dispositive power as to all of the 677,800 shares covered by the report.

     The following table sets forth, as of December 31, 1996, certain information as to the shares of common stock beneficially owned by the directors and named executive officers and by all directors and executive officers of the Company as a group.


                                     Shares
                                  Beneficially         Percent
               Name                  Owned             of Class
       --------------------       ------------         --------
       George W. Haligowski            120,000 (1)        1.52%

       Norval L. Bruce                  14,333 (1)         .18%

       George J. Guarini                13,833 (1)         .18%

       Jeffrey L. Lipscomb               5,000 (1)         .06%

       Sandor X. Mayuga                  5,800 (1)         .07%

       Hirotaka Oribe                    5,200 (1)         .07%

       Robert R. Reed                      200             -



       All Directors and Executive
         Officers as a Group
         (10 Persons)                  165,366 (1)        2.08%

--------------

(1) Includes shares held directly, as well as an aggregate of 137,666 shares which are subject to immediately exercisable options and options exercisable within 60 days of December 31, 1996, under the Company's Stock Option Plans, shares held in retirement accounts or by certain members of the named individual's families or corporations for which an individual is an officer or director or held by trust of which an individual is trustee or a substantial beneficiary, over which shares the individual may be deemed to have sole or shared voting and/or investment power. The above named individuals held exercisable options and options exercisable within 60 days of December 31, 1996 as follows: Chairman Haligowski - 95,000 shares; Director Lipscomb - 5,000 shares; Director Mayuga - 5,000 shares; and Director Oribe - 5,000 shares; Norval L. Bruce - 13,333 shares and George J. Guarini - 13,333 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year, the Company utilized the services of various law firms, including the law firm of Tisdale & Nicholson. Sandor X. Mayuga, a director of the Company, is a partner in that law firm. During 1996, Mr. Mayuga's firm received approximately $844 in legal fees from the Company, which amount was not in excess of 5% of such firm's revenues during 1996.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1996, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS:

     The Company's consolidated financial statements, and auditors' reports thereon, are included in this Form 10-K at the pages listed below:


                                                                                    PAGE
                                                                                    ----

Report of Independent Certified Public Accountants                                 42,43
Consolidated Balance Sheets as of December 31, 1996 and 1995                          44
Consolidated Statements of Operations for the years ended December 31, 1996,
  1995 and 1994                                                                       45
Consolidated Statement of Changes in Shareholders' Equity for the period
  January 1, 1994 to December 31, 1996                                                46
Consolidated Statements of Cash Flows for the years ended December 31, 1996,
  1995 and 1994                                                                       47
Notes to Consolidated Financial Statements                                            48

     (a)(2) FINANCIAL STATEMENT SCHEDULES:

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

     (a)(3) EXHIBITS

                                                                                 Reference to
   Regulation S-K                                                               prior filing or
       Exhibit                                                                  Exhibit Number    Sequential Page
       Number           Document                                                Attached Hereto       Number
   --------------       --------                                                ---------------   ---------------
          2             Certificate of Incorporation, as amended                      **          Not applicable
          3             Bylaws, as amended                                            **          Not applicable
          4             Instruments defining the rights of security holders,
                          including indentures                                       None         Not applicable
          9             Voting trust agreement                                       None         Not applicable
         10             Material contracts                                           None         Not applicable
        10.1            1995 Stock Option Plan for Nonemployee Directors               *          Not applicable
        10.2            1995 Employee Stock Incentive Plan                             *          Not applicable
        10.3            Nonqualified Deferred Compensation Plan                        *          Not applicable
        10.4            Supplemental Salary Savings Plan                               *          Not applicable
        10.5            Glendale Headquarters Lease Agreement                          *          Not applicable
        10.6            Data Processing Agreement                                      *          Not applicable
        10.7            Employment Agreement with George W. Haligowski                 *          Not applicable
        10.8            Change of Control Agreements                                   *          Not applicable
        10.9            Recognition and retention plan                                **          Not applicable
        10.10           Voluntary Retainer Stock and Deferred Compensation
                          Plan for Outside Directors                                  **          Not applicable
         11             Statement re computation of per share earnings               None         Not applicable
         12             Statement re computation of ratios                           None         Not applicable
         13             Annual report to Security Holders                        Not required     Not applicable
         18             Letter re change in accounting principles                    None         Not applicable
         21             Subsidiaries of the registrant                                21          Page 79

         22             Published report regarding matters submitted to vote
                          of security holders                                        None         Not applicable
         23             Consent of Independent Certified Public Accountants          None         Not applicable
         24             Power of attorney                                        Not required     Not applicable
         27             Financial Data Schedule                                  Not required     Not applicable
         28             Information from reports furnished to state insurance
                          regulatory authorities                                     None         Not applicable

-------------
*   Filed as exhibits to Imperial's Registration Statement on Form S-1
    (File No. 33-96518) filed with the Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.
** Filed as exhibits to the Company's Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on May 10, 1996, pursuant to
    Section 5 of the Securities Act of 1933.

    (b) REPORTS ON FORM 8-K

        None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         ITLA CAPITAL CORPORATION

Date: March 27, 1997                     By:    /s/ George W. Haligowski
                                            -----------------------------------
                                                    George W. Haligowski
                                              Chairman of the Board, President
                                                and Chief Executive Officer
                                              (Duly Authorized Representative)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.


            SIGNATURE                                  TITLE                          DATE
            ---------                                  -----                          ----

/s/ George W. Haligowski             Chairman of the Board, President and         March 27, 1997
----------------------------------   Chief Executive Officer
George W. Haligowski                 (Principal Executive Officer)


/s/ Michael A. Sicuro                Managing Director, Chief Financial Officer   March 27, 1997
----------------------------------   (Principal Financial and Accounting
Michael A. Sicuro                    Officer)

/s/ Sandor X. Mayuga                 Director                                     March 27, 1997
----------------------------------
Sandor X. Mayuga

/s/ Robert R. Reed                   Director                                     March 27, 1997
----------------------------------
Robert R. Reed


/s/ Hirotaka Oribe                   Director                                     March 27, 1997
----------------------------------
Hirotaka Oribe

/s/ Jeffrey L. Lipscomb              Director                                     March 27, 1997
----------------------------------
Jeffrey L. Lipscomb

                                  EXHIBIT 21

                        SUBSIDIARIES OF THE REGISTRANT


                                                                                            State of
                                                                                         Incorporation
                                                                Percentage of                 or
       Parent                     Subsidiary                      Ownership               Organization
       ------                     ----------                    -------------            ---------------
ITLA Capital Corporation          Imperial Thrift and Loan           100%                  California
                                       Association

ITLA Capital Corporation          ITLA Funding Corporation           100%                  Delaware