Form 10-Q
period 1997-03-31
ITLA CAPITAL CORP
filed 1997-05-15
CIK 1000234

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended March 31, 1997
                                                --------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  ----------------

                         Commission File Number 0-26960
                         ------------------------------

                           ITLA CAPITAL CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          95-4596322
----------------------------                                ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
  incorporation or organization)

7979 Ivanhoe Ave., Suite 100, La Jolla, California              92037
--------------------------------------------------              -----
  (Address of Principal Executive Offices)                   (Zip Code)

               (818)  551-0600
--------------------------------------------------
 (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]    No  [_]

Number of shares of common stock of the registrant: 7,829,250 outstanding as of April 30, 1997.

                           ITLA CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                           March 31,
                                                                             1997             December 31,
                                                                          (Unaudited)             1996
                                                                         ------------        -------------
                                                                        (in thousands except share amounts)

                                   Assets
  Cash and cash equivalents                                                 $40,503             $48,881
  Investment securities available for sale, at approximate market value      60,180              50,292
  Stock in Federal Home Loan Bank                                             8,483               8,349
  Mortgage-backed securities held to maturity, at amortized cost
    (market value $29,121 and $31,319 for 1997 and 1996, respectively)       29,871              31,870
  Loans held for investment, net (net of allowance for credit losses of
    $10,847 and $10,885 in 1997 and 1996, respecitvely)                     653,142             649,836
  Loans held for sale, at market value                                          933               1,130
  Interest receivable                                                         4,834               4,411
  Other real estate owned, net                                                3,656               5,416
  Income taxes receivable                                                       420               2,007
  Premises and equipment, net                                                 2,808               2,610
  Deferred income taxes                                                       3,871               3,613
  Other assets                                                                1,793               2,028
                                                                         ------------        -------------

                                                                           $810,494            $810,443
                                                                         ============        =============

                      Liabilities and Shareholders' Equity
  Liabilities:
    Deposit accounts                                                       $669,582            $670,336
    Federal Home Loan Bank advances                                          39,500              43,500
    Accounts payable and other liabilities                                    9,235               7,289
                                                                         ------------        -------------

        Total liabilities                                                   718,317             721,125
                                                                         ------------        -------------

  Commitments and contingencies                                                   -                   -

  Shareholders' equity:
    Preferred stock, 5,000,000 shares authorized, none issued                     -                   -
    Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 7,829,250 and 7,824,000 issued and outstanding in 1997
      and 1996, respectively                                                 53,398              53,345
    Retained earnings                                                        38,879              35,973
    Unrealized loss on investment securities available for sale, net           (100)                  -
                                                                         ------------        -------------

        Total shareholders' equity                                           92,177              89,318
                                                                         ------------        -------------

                                                                           $810,494            $810,443
                                                                         ============        =============

  See accompanying notes to the unaudited consolidated financial statements.

                           ITLA CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                        For the Three Months Ended
                                                                        --------------------------
                                                                                March 31,
                                                                        --------------------------
                                                                            1997         1996
                                                                        ------------  ------------
                                                                         (in thousands except per
                                                                               share amounts)
 Interest income:
   Loans receivable, including fees                                      $   17,795    $   15,109
   Investment securities                                                      1,504           945
   Mortgage-backed securities                                                   457           627
                                                                        ------------  ------------

     Total interest income                                                   19,756        16,681
                                                                        ------------  ------------

 Interest expense:
   Deposit accounts                                                           9,480         7,472
   Federal Home Loan Bank advances                                              589           747
                                                                        ------------  ------------

     Total interest expense                                                  10,069         8,219
                                                                        ------------  ------------

       Net interest income before provision for estimated credit losses       9,687         8,462

 Provision for estimated credit losses                                          600         1,721
                                                                        ------------  ------------

       Net interest income after provision for estimated credit losses        9,087         6,741
                                                                        ------------  ------------

 Noninterest income                                                             348           237

 Noninterest expense:
   Compensation and benefits                                                  2,080         1,135
   Occupancy and equipment                                                      563           474
   FDIC assessment                                                              144           121
   Other                                                                      1,724         1,009
                                                                        ------------  ------------

     Total general and administrative                                         4,511         2,739
                                                                        ------------  ------------

   Real estate operations, net                                                    8            87
   Provision for estimated losses on other real estate owned                      -           592
   Loss (gain) on sale of other real estate owned, net                            7           (65)
                                                                        ------------  ------------

     Total real estate operations, net                                           15           614
                                                                        ------------  ------------

       Total noninterest expense                                              4,526         3,353
                                                                        ------------  ------------

 Income before provision for income taxes                                     4,909         3,625

   Provision for income taxes                                                 2,003         1,385
                                                                        ------------  ------------

 NET INCOME                                                              $    2,906    $    2,240
                                                                        ============  ============

 EARNINGS PER SHARE                                                       $    0.36    $     0.37
                                                                        ============  ============

  See accompnaying notes to the unaudited consolidated financial statements.

                           ITLA CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                              --------------------------
                                                                                 1997             1996
                                                                              ---------         --------
                                                                                    (in thousands)
 Cash Flows From Operating Activities:
   Net income                                                                 $  2,906          $  2,240
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                 162               218
     Provision for estimated credit losses                                         600             1,721
     Provision for estimated losses on other real estate owned                       -               592
     Loss (gain) on sales of other real estate owned                                 7               (65)
     Increase in interest receivable                                              (423)             (676)
     Decrease in income taxes receivable                                         1,587             1,383
     Increase in deferred income taxes                                            (188)                -
     Decrease (increase) in other assets                                           201              (429)
     Increase in accounts payable and other liabilities                          1,946               676
                                                                              --------          --------

       Net cash provided by operating activities                                 6,798             5,660
                                                                              --------          --------

 Cash Flows From Investing Activities:
     Increase in net loans receivable                                           (4,369)          (57,188)
     Purchases of investment securities available for sale                    (102,610)                -
     Proceeds from the maturity of investment securities available for sale     92,627                 -
     Purchases of investment securities held to maturity                             -          (170,495)
     Proceeds from the maturity of investment securities held to maturity            -           143,462
     (Increase) decrease in stock in Federal Home Loan Bank                       (134)            4,404
     Repayment of principal on mortgage-backed securities                        1,965             1,645
     Proceeds from sale of other real estate owned                               1,753             2,186
     Proceeds from sale of real estate loans                                       660                 -
     Proceeds from sale of automobile finance contracts                              -            50,050
     Cash paid for capital expenditures                                           (376)              (27)
     Other, net                                                                      9                (1)
                                                                              --------          --------

       Net cash used in investing activities                                   (10,475)          (25,964)
                                                                              --------          --------

 Cash Flows From Financing Activities:
     Common stock options exercised                                                 53                 5
     (Decrease) increase in deposit accounts                                      (754)           41,931
     Decrease in Federal Home Loan Bank advances                                (4,000)                -
                                                                              --------          --------

       Net cash (used in) provided by financing activities                      (4,701)           41,936
                                                                              --------          --------

          Net (decrease) increase in cash and cash equivalents                  (8,378)           21,632

          Cash and cash equivalents at beginning of period                      48,881            22,106
                                                                              --------          --------

          Cash and cash equivalents at end of period                          $ 40,503          $ 43,738
                                                                              ========          ========

 Supplemental Cash Flow Information:
     Cash paid during the period for interest                                 $  9,672          $  7,706
     Cash paid during the period for income taxes                             $    900          $      2
 Noncash Investing Transactions:
     Loans transferred to other real estate owned                             $    140          $  3,159
     Loans to facilitate the sale of other real estate owned                  $    435          $  1,036


  See accompanying notes to the unaudited consolidated financial statements.

                           ITLA CAPITAL CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997



NOTE 1 - BASIS OF PRESENTATION

     The unaudited consolidated financial statements of ITLA Capital Corporation (the "Company") included herein reflect all normal recurring adjustments, which are in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. The unaudited consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, Imperial Thrift and Loan Association ("Imperial" or "the Association") and ITLA Funding Corporation ("ITLA Funding"). All material intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the financial statements for 1996 to conform to the 1997 presentation. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

     These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


NOTE 2 - EARNINGS PER SHARE

     Earnings per share is calculated on the basis of weighted average number of shares of common stock and common stock equivalents outstanding during the period, which was 7,975,442 and 6,124,610 for the three month period ended
March 31, 1997 and 1996, respectively. Fully diluted earnings per share has not been reported in these interim financial statements as the dilutive effect of common stock equivalents for outstanding options is less than three percent.

     Statement of Financial Accounting Standards Number 128 ("SFAS 128"), "Earnings Per Share", which will supersede APB Opinion 15, becomes effective for periods ending after December 15, 1997. Under SFAS 128, primary earnings per share will be replaced with basic earnings per share. Basic earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. The impact of SFAS 128 on the Company's earnings per share has not been determined.


NOTE 3 - IMPAIRED LOANS RECEIVABLE

     As of March 31, 1997, the recorded investment in loans receivable that were considered impaired under Statement of Financial Accounting Standards No. 114 was $3.8 million. The average recorded investment in these loans during the three month period ended March 31, 1997 was $5.1 million. Interest income recognized on impaired loans on a cash basis was $.1 million during both of the three month periods ended March 31, 1997 and 1996.

                           ITLA CAPITAL CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997


NOTE 4 - SUBSEQUENT EVENT

     On April 14, 1997, the Company announced that it has approved a stock repurchase program of up to 5 percent of its outstanding shares, not to exceed $10 million over the next 18 months. Under this program, the Company may acquire, at its discretion, shares of its outstanding common stock through purchases in the open market.

                            ITLA CAPITAL CORPORATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis is intended to identify the major components that influenced the financial condition and results of operations of the Company as of and for the three month period ended March 31, 1997.

     Certain statements may be used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer. Such words may include "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake, and specifically disclaims any obligation, to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

NET INCOME

   Net income totaled $2.9 million for the three months ended March 31, 1997 compared to $2.2 million for the first quarter of 1996. The increase in net earnings was primarily due to an increase in net interest income, a reduced provision for estimated credit losses and lower other real estate owned expenses, offset by an increase in general and administrative expenses and an increase in the provision for income taxes. Earnings per share was $.36 for the first quarter of 1997 compared to $.37 per share for the same period in 1996, as the average number of shares outstanding was higher in the first quarter of 1997 compared to the same period in 1996 as a result of the April 1996 stock offering.

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

                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                                       1997 VERSUS 1996
                                                ----------------------------------------------------------------
                                                       VOLUME                 RATE                TOTAL
                                                -------------------   --------------------   -------------------
                                                                         (in thousands)
Increase (decrease) in net interest
  income:
    Loans receivable, net                                   $ 4,364               $ (1,678)              $ 2,686
    Cash and investment securities                              463                     96                   559
    Mortgage-backed securities                                 (178)                     8                  (170)
                                                -------------------   --------------------   -------------------
        Total increase (decrease)                             4,649                 (1,574)                3,075

Deposit accounts                                              2,063                    (55)                2,008
FHLB Advances                                                  (158)                     -                  (158)
                                                -------------------   --------------------   -------------------
       Total increase (decrease)                              1,905                    (55)                1,850
            Increase (decrease) in net
            interest income                                 $ 2,744               $ (1,519)              $ 1,225
                                                            =======               ========               =======

   Total interest income increased by $3.1 million in the 1997 first quarter compared to the same period in 1996 due to increases in the average balances of loans and investments, offset by lower overall yields on loans receivable and the lower average balance of mortgage-backed securities compared to the first quarter of 1996. The average balance of loans receivable increased $154.8 million, or 30.3 percent, due to growth in the Company's real estate loan portfolio. The weighted average yield on loans receivable declined to 10.85 percent for the 1997 first quarter compared to 12.00 percent for the same period in 1996 primarily as a result of the sale of higher yielding automobile loans in the first quarter of 1996. This sale and the origination of lower yielding real estate loans is expected to result in the Company achieving lower average yields in future operating periods.

   Total interest expense increased by $1.9 million in the 1997 first quarter compared to the same period in 1996 due to an increase in the average balance of deposit accounts, offset by a decline in the average balance of FHLB advances and a decline in the average rate paid on deposit accounts. The average balance of deposit accounts increased $151.9 million during the first quarter of 1997 as compared to the 1996 first quarter. The average rate paid on these accounts declined to 5.71 percent in the 1997 first quarter from 5.81 percent during the same period in 1996.

PROVISION FOR ESTIMATED CREDIT LOSSES

   Management periodically assesses the adequacy of the allowance for credit losses by reference to many factors which may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements, general portfolio trends relative to asset and portfolio size, asset categories, potential credit concentrations, nonaccrual loan levels, historical loss experience and risks associated with changes in economic, social and business conditions. Accordingly, the calculation of the adequacy of the allowance for credit losses is not based solely on the level of nonperforming assets. Management believes that the Company's allowance for credit losses as of March 31, 1997 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company's financial condition and results of operations. In addition, the determination of the amount of the allowance for credit losses is subject to review by the Association's regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

   The provision for estimated credit losses declined to $.6 million in the 1997 first quarter from $1.7 million in the same period in 1996, reflecting both the decline in nonperforming loans and net charge-offs as compared to previous periods. Nonperforming assets to total assets declined to 1.5 percent as of March 31, 1997 from 1.6 percent as of December 31, 1996. The aggregate amount of nonperforming assets declined to $12.3 million as of March 31, 1997 from $12.6 million at December 31, 1996. At March 31, 1997, the total allowance for credit losses was $10.8 million or 1.6 percent of total loans receivable held for investment. See also "Financial Condition - Nonperforming Assets and Allowance for Credit Losses."

NONINTEREST EXPENSE

   Noninterest expense totaled $4.5 million for the three months ended March 31, 1997 compared to $3.4 million for the same period in 1996. The increase in noninterest expense in 1997 was due primarily to an increase in compensation and benefits expense of $.9 million, an increase in occupancy and equipment expense of $.1 million and an increase in other expenses of $.7 million, offset by a reduction in the costs associated with other real estate owned ("OREO"), which totaled $15,000 in 1997, compared to $.6 million in 1996. Compensation and benefits expense increased in 1997 due to an increase in the number of full time equivalent employees ("FTE's") to 151 at March 31, 1997 compared to 130 in the prior year, as well as due to a non recurring benefit in the prior year which reduced the amount of expense recognized by $.4 million. The increase in FTE's in 1997 compared to 1996 was due primarily to the additional staffing at ITLA Funding. The increase in other expense was due primarily to an increase in advertising expense totaling approximately $.2 million, costs associated with the commencement of operations of ITLA Funding of $.2 million, and increases in
other miscellaneous general and administrative costs of $.3 million.   The
reduction in OREO expense was commensurate with the reduction in the number of OREO properties held by the Company. At March 31, 1997, the Company held 20 OREO properties, compared to 36 at March 31, 1996.

   For the quarter ended March 31, 1997, the Company's consolidated ratio of general and administrative expense to average assets was 2.2 percent, compared to 1.7 percent in the prior year, however, the ratio excluding the costs of ITLA Funding was 1.9 percent in the first quarter of 1997.

FINANCIAL CONDITION

NONPERFORMING ASSETS AND ALLOWANCE FOR CREDIT LOSSES

     The following table sets forth the Company's nonperforming assets by category at the dates indicated.

                                                                       MARCH 31,        DECEMBER 31,
                                                                         1997               1996
                                                                      -----------       -------------
                                                                          (DOLLARS IN THOUSANDS)
Nonaccrual Loans:
 Loans secured by real estate, net                                       $ 8,193             $ 6,422
 Other                                                                       495                 783
                                                                         -------             -------
 Total nonaccrual loans                                                    8,688               7,205
Real estate owned                                                          3,656               5,416
                                                                         -------             -------
   Total nonperforming assets                                            $12,344             $12,621
                                                                         =======             =======

Troubled debt restructurings                                             $ 2,102             $ 2,106

Nonaccrual loans held for investment to
  total gross loans held for investment                                     1.23%               0.96%

Nonperforming assets to total assets                                        1.52%               1.56%

The following table provides certain information regarding the Company's allowance for credit losses.


                                                                 THREE MONTHS ENDED      YEAR ENDED
                                                                       MARCH 31,         DECEMBER 31,
                                                                     ----------         ------------
                                                                         1997               1996
                                                                         ----               ----
                                                                              (IN THOUSANDS)

 ALLOWANCE FOR CREDIT LOSSES:

    Balance, beginning of period                                         $10,885             $ 8,105

    Provision for estimated credit losses                                    600               4,871

    Less net charge-offs on real estate loans                                638               2,091
                                                                         -------             -------

    Balance, end of period                                               $10,847             $10,885
                                                                         =======             =======


LIQUIDITY AND DEPOSIT ACCOUNTS

     Liquidity refers to the Company's ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loan receivables. The Company maintains a cash and investment securities portfolio designed to satisfy operating and regulatory liquidity requirements while preserving capital and maximizing yield. As of March 31, 1997, the Company held approximately $60.2 million of investment securities classified as available for sale. All investment securities held by the Company were fixed income instruments which were rated "AAA" or better by nationally recognized rating agencies. As of March 31, 1997 and December 31, 1996, the Association's liquidity ratios were 13.7 percent and 13.3 percent, respectively, exceeding the regulatory requirement of 1.5 percent. In addition, the Company's liquidity position is supported by a credit facility with the FHLB of San Francisco. As of March 31, 1997, the Company had available borrowing capacity under this credit facility of 102.0 million.

     Total deposit accounts declined to $669.6 million at March 31, 1997, from $670.3 million at December 31, 1996. The Company retained 83 percent and 74 percent of the funds from maturing investment certificates through rollover of the certificates in the first quarter of 1997 and 1996, respectively. Although the Company competes for deposits primarily on the basis of rates, based on its historical experience regarding retention of deposits, management believes that a significant portion of deposits will remain with the Company upon maturity on an ongoing basis.

CAPITAL RESOURCES

  At March 31, 1997, the Association's Leverage (Core), Tier I and Total Risk-Based capital ratios were 11.5 percent, 13.0 percent and 14.2 percent, respectively. At December 31, 1996 Leverage (Core), Tier I and Total Risk-Based capital ratios were 10.6 percent, 12.0 percent and 13.3 percent, respectively. The minimum regulatory requirement for Leverage (Core), Tier I and Risk-Based capital are 4.0 percent, 4.0 percent and 8.0 percent, respectively. As of March 31, 1997, the Association's capital position was designated as "well capitalized" for regulatory purposes.

  The Company's shareholders' equity increased $2.9 million from December 31, 1996 to March 31, 1997 due to the accumulation of $2.9 million in net income as retained earnings and a $.1 million increase from the exercise of employee stock options, offset by a $.1 million reduction due to a decline in the fair market value of investment securities available for sale, net of the applicable income tax benefit. There were no dividends declared or paid during the first three months of 1997.

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

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibit 27 - Financial Data Schedule.

(b) A report was filed on April 14, 1997 announcing that the Company had approved a stock repurchase plan. No financial statements were filed as part of this report.

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            ITLA CAPITAL CORPORATION



Date:  May 14, 1997                      /s/ George W. Haligowski
       ------------                      ---------------------------
                                             George W. Haligowski
                                             Chairman of the Board, President
                                             and Chief Executive Officer



Date:  May 14, 1997                      /s/ Michael A. Sicuro
       ------------                      ---------------------------
                                             Michael A. Sicuro
                                             Managing Director and Chief
                                             Financial Officer