Form 10-Q
period 1997-06-30
ITLA CAPITAL CORP
filed 1997-08-13
CIK 1000234

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended June 30, 1997
                                                -------------


                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________


                        Commission File Number 0-26960
                        ------------------------------

                           ITLA CAPITAL CORPORATION
                           ------------------------
            (Exact name of registrant as specified in its charter)

                      Delaware                                        95-4596322
-----------------------------------------------------                 ----------
   (State or other jurisdiction of incorporation            (IRS Employer Identification No.)
              or organization)

       888 Prospect St., La Jolla, California                           92037
-----------------------------------------------------                   -----
     (Address of Principal Executive Offices)                         (Zip Code)

                  (619)  551-0511
-----------------------------------------------------
(Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X      No
                                                 -----        -----

     Number of shares of common stock of the registrant: 7,845,484 outstanding as of July 31, 1997.


                           ITLA CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                                                            June 30,
                                                                             1997             December 31,
                                                                          (Unaudited)             1996
                                                                         ---------------     ---------------
                                                                         (in thousands except share amounts)
                              ASSETS
Cash and cash equivalents                                                  $ 56,332             $ 48,881
Investment securities available for sale, at approximate market value        38,226               50,292
Stock in Federal Home Loan Bank                                              11,582                8,349
Mortgage-backed securities held to maturity, at amortized cost
  (market value $27,991 and $31,319 for 1997 and 1996, respectively)         28,446               31,870
Loans held for investment, net (net of allowance for credit losses of
  $10,539 and $10,885 in 1997 and 1996, respectively)                       694,074              649,836
Loans held for sale, at approximate market value                                299                1,130
Interest receivable                                                           4,886                4,411
Other real estate owned, net                                                  4,813                5,416
Income taxes receivable                                                       3,110                2,007
Premises and equipment, net                                                   3,122                2,610
Deferred income taxes                                                         3,813                3,613
Other assets                                                                  1,498                2,028
                                                                           --------             --------

                                                                           $850,201             $810,443
                                                                           ========             ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposit accounts                                                         $689,021             $670,336
  Federal Home Loan Bank advances                                            61,500               43,500
  Accounts payable and other liabilities                                      6,246                7,289
                                                                           --------             --------

      Total liabilities                                                     756,767              721,125
                                                                           --------             --------

Commitments and contingencies                                                     -                    -

Shareholders' equity:
  Preferred stock, 5,000,000 shares authorized, none issued                       -                    -
  Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 7,836,318 and 7,824,000 issued and outstanding in 1997
    and 1996, respectively                                                   53,496               53,345
  Retained earnings                                                          41,891               35,973
  Unrealized loss on investment securities available for sale, net              (18)                   -
                                                                           --------             --------
                                                                             95,369               89,318
  Less 132,500 shares of treasury stock, at cost                             (1,935)                   -
                                                                           --------             --------

      Total shareholders' equity                                             93,434               89,318
                                                                           --------             --------

                                                                           $850,201             $810,443
                                                                           ========             ========

  See accompanying notes to the unaudited consolidated financial statements.

                           ITLA CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  For the Three Months Ended           For the Six Months Ended
                                                                ------------------------------     -------------------------------
                                                                         June 30,                             June 30,
                                                                ------------------------------     -------------------------------
                                                                     1997              1996            1997            1996
                                                                ------------     -------------     ------------    ---------------
                                                                            (in thousands except per share amounts)
 Interest income:
    Loans receivable, including fees                         $     18,182     $      14,603         $     35,977    $       29,845
    Investment securities                                           1,106             1,354                2,610             2,300
    Mortgage-backed securities                                        470               566                  927             1,191
                                                             ------------     -------------         ------------      ------------
    Total interest income                                          19,758            16,523               39,514            33,336
                                                             ------------     -------------         ------------      ------------
Interest expense:
    Deposit accounts                                                9,255             7,371               18,735            14,843
    Federal Home Loan Bank advances                                   685               737                1,274             1,482
                                                             ------------     -------------         ------------      ------------
    Total interest expense                                          9,940             8,108               20,009            16,325
                                                             ------------     -------------         ------------      ------------
       Net interest income before provisions for valuation
        allowance and estimated credit losses                       9,818             8,415               19,505            17,011

 Provision for valuation allowance on loans held for sale             350                 -                  350                -
 Provision for estimated credit losses                                250             1,100                  850             2,821
                                                             ------------     -------------         ------------     -------------
       Net interest income after provisions for valuation
        allowance and estimated credit losses                       9,218             7,315               18,305            14,190
                                                             ------------     -------------         ------------      ------------
Noninterest income:
    Late and collection fees                                           66               166                  167               326
    Fee income from mortgage banking activities                       233                 -                  402                 -
    Other                                                              45               162                  123               105
                                                             ------------     -------------         ------------      ------------
    Total noninterest income                                          344               328                  692               431
                                                             ------------     -------------         ------------      ------------
 Noninterest expense:
    Compensation and benefits                                       2,065             1,585                4,145             2,719
    Occupancy and equipment                                           541               528                1,104             1,001
    FDIC assessment                                                    21               123                  165               244
    Other                                                           1,771             1,261                3,495             2,271
                                                             ------------      ------------         ------------      ------------

    Total general and administrative                                4,398             3,497                8,909             6,235
                                                             ------------      ------------         ------------      ------------
    Real estate operations, net                                        39               240                   47               327
    Provision for estimated losses on other real
     estate owned                                                       -               296                    -               888
    Loss (gain) on sales of other real estate owned, net               24              (186)                  31              (250)
                                                             ------------      ------------         ------------      ------------
    Total real estate operations, net                                  63               350                   78               965
                                                             ------------      ------------         ------------      ------------
       Total noninterest expense                                    4,461             3,847                8,987             7,200
                                                             ------------      ------------         ------------      ------------

    Income before provision for income taxes                        5,101             3,796               10,010             7,421

    Provision for income taxes                                      2,087             1,427                4,090             2,812
                                                             ------------      ------------         ------------      ------------
 NET INCOME                                                  $      3,014      $      2,369         $      5,920      $      4,609
                                                             ============      ============         ============      ============
 EARNINGS PER SHARE                                          $       0.38      $       0.32         $       0.74      $       0.69
                                                             ============      ============         ============      ============

      See accompanying notes to the unaudited consolidated financial statements.

                           ITLA CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  For the Six Months
                                                                                    Ended June 30,
                                                                            ---------------------------------
                                                                                 1997              1996
                                                                            ---------------   ---------------
                                                                                     (in thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $   5,920         $   4,609
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                   273               445
     Provisions for estimated credit losses and valuation allowance on
      loans held for sale                                                          1,200             2,821
     Provision for estimated losses on other real estate owned                         -               888
     Loss (gain) on sales of other real estate owned                                  31              (251)
     Increase in interest receivable                                                (475)             (116)
     Increase in income taxes receivable                                          (1,103)             (529)
     (Provision) benefit for deferred income taxes                                  (188)              138
     Decrease (increase) in other assets                                             496              (406)
     Decrease in accounts payable and other liabilities                           (1,245)             (556)
                                                                              -----------        ----------

       Net cash provided by operating activities                                   4,909             7,043
                                                                              -----------        ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in net loans receivable                                              (48,251)         (109,075)
   Purchases of investment securities available for sale                        (146,500)                -
   Proceeds from the maturity of investment securities available for sale        158,721                 -
   Purchases of investment securities held to maturity                                 -          (491,625)
   Proceeds from the maturity of investment securities held to maturity                -           476,292
   (Increase) decrease in stock in Federal Home Loan Bank                         (3,233)            4,266
   Repayment of principal on mortgage-backed securities                            3,365             4,290
   Proceeds from sale of other real estate owned                                   2,405             3,760
   Proceeds from sale of real estate loans                                         1,812                 -
   Proceeds from sale of automobile finance contracts                                  -            50,051
   Cash paid for capital expenditures                                               (686)             (169)
   Other, net                                                                          9                37
                                                                              -----------        ----------

       Net cash used in investing activities                                     (32,358)          (62,173)
                                                                              -----------        ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued                                                               151            22,566
   Purchase of treasury stock                                                     (1,935)                -
   Increase in deposit accounts                                                   18,685            32,242
   Increase in Federal Home Loan Bank advances                                    18,000                 -
                                                                              -----------        ----------

       Net cash provided by financing activities                                  34,901            54,808
                                                                              -----------        ----------

         Net increase (decrease) in cash and cash equivalents                      7,452              (322)

         Cash and cash equivalents at beginning of period                         48,881            22,106
                                                                              -----------       -----------

         Cash and cash equivalents at end of period                            $  56,333         $  21,784
                                                                              ===========       ===========



 Supplemental Cash Flow Information:
   Cash paid during the period for interest                                    $  20,144         $  16,329
   Cash paid during the period for income taxes                                $   4,400         $   3,202
 Noncash Investing Transactions:
   Loans transferred to other real estate owned                                $   1,833         $   4,517
   Loans to facilitate the sale of other real estate owned                     $     635         $   1,835

  See accompanying notes to the unaudited consolidated financial statements.

                           ITLA CAPITAL CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997



NOTE 1 - BASIS OF PRESENTATION

     The unaudited consolidated financial statements of ITLA Capital Corporation (the "Company") included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. The unaudited consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, Imperial Thrift and Loan Association ("Imperial" or "the Association") and ITLA Funding Corporation ("ITLA Funding"). All material intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the financial statements for 1996 to conform to the 1997 presentation. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

     These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


NOTE 2 - EARNINGS PER SHARE

     Earnings per share is calculated on the basis of weighted-average number of shares of common stock and common stock equivalents outstanding, which was 7,886,081 and 7,518,663 and 7,936,751 and 6,688,071, respectively, during the three and six month periods ended June 30, 1997 and 1996. Fully diluted earnings per share has not been reported in these interim financial statements as the dilutive effect of common stock equivalents for outstanding options is less than three percent.

     Statement of Financial Accounting Standards No. 128 ("SFAS 128"),
"Earnings Per Share", which will supersede APB Opinion 15, becomes effective for periods ending after December 15, 1997. Under SFAS 128, primary earnings per share will be replaced with basic earnings per share. Basic earnings per share is computed by dividing reported earnings available to common shareholders by weighted-average shares outstanding. No dilution for any potentially dilutive securities is included. The impact of SFAS 128 is not expected to be material on the Company's earnings per share.


NOTE 3 - IMPAIRED LOANS RECEIVABLE

     As of June 30, 1997, the recorded investment in loans receivable that were considered impaired under Statement of Financial Accounting Standards No. 114 was $3.9 million. The average recorded investment in impaired loans during the three and six month periods ended June 30, 1997 was $4.6 million and $4.9 million, respectively. Interest income recognized on impaired

                           ITLA CAPITAL CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997



loans on a cash basis was $.1 million and $.2 million, respectively, during the three and six month periods ended June 30, 1997, and $.1 million and $.2 million, respectively, during the three and six month periods ended June 30, 1996.

NOTE 4 - STOCK REPURCHASE PROGRAM

     In April 1997, the Company commenced a stock repurchase program under which it may reacquire up to 5 percent of its outstanding shares, not to exceed $10 million over an 18 month period. Under this program, the Company may acquire, at its discretion, shares of its outstanding common stock through purchases in the open market. The Company acquired 132,500 shares of stock for a total cost of $1.9 million under this program through June 30, 1997.

                            ITLA CAPITAL CORPORATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis is intended to identify the major components that influenced the financial condition and results of operations of the Company as of and for the three and six month periods ended June 30, 1997.

     Certain statements may be used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer. Such statements may include "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," or similar expressions. These statements are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake, and specifically disclaims any obligation, to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

NET INCOME

     Net income totaled $3.0 million for the three months ended June 30, 1997 compared to $2.4 million for the same period in 1996, an increase of 27 percent. The increase in net earnings was primarily due to an increase in net interest income, a reduced provision for estimated credit losses and lower other real estate owned expenses, offset by increases in general and administrative expenses, the provision for valuation allowance on loans held for sale and the provision for income taxes. Earnings per share was $.38 for the three months ended June 30, 1997 compared to $.32 per share for the same period in 1996.

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

                                                 FOR THE THREE MONTHS ENDED JUNE 30,
                                                         1997 VERSUS 1996
                                            -------------------------------------------
                                            VOLUME              RATE              TOTAL
                                            ------              ----              -----
                                                           (IN THOUSANDS)
Interest earned on:
  Loans receivable, net                     $3,951            $ (372)            $3,579
  Cash and investment securities              (294)               46               (248)
  Mortgage-backed securities                  (156)               60                (96)
                                            ------            ------             ------
    Total increase (decrease)                3,501              (266)             3,235
Interest paid on:
  Deposit accounts                           1,610               274              1,884
  FHLB Advances                                (83)               31                (52)
                                            ------            ------             ------
    Total increase (decrease)                1,527               305              1,832
      Increase (decrease) in net
       interest income                      $1,974            $ (571)            $1,403
                                            ======            ======             ======

     Total interest income increased by $3.2 million in the 1997 second quarter compared to the same period in 1996 due primarily to increases in the average balances of loans, offset by lower overall yields on loans receivable and the lower average balance of cash, investment securities and mortgage-backed securities compared to the second quarter of 1996. The average balance of loans receivable increased $159.5 million, or 31.0 percent, due to growth in the Company's real estate loan portfolio. The weighted-average yield on loans receivable declined to 10.82 percent for the 1997 second quarter compared to
11.41 percent for the same period in 1996 primarily as a result of a decline in yields of real estate loans due to the pricing of loans in response to competitive factors and the Company's emphasis on attempting to minimize credit risk. The origination of lower yielding real estate loans is expected to result in the Company achieving lower average yields in future operating periods.

     Total interest expense increased by $1.8 million in the 1997 second quarter compared to the same period in 1996 due primarily to an increase in the average balance of deposit accounts and to an increase in the average rate paid for deposit accounts, offset by a decline in the average balance of FHLB advances. The average balance of deposit accounts increased $23.6 million during the second quarter of 1997 as compared to the 1996 second quarter. The average rate paid on these accounts increased to 5.76 percent in the 1997 second quarter from
5.57 percent during the same period in 1996. The increase in deposit rates was consistent with market conditions.

PROVISION FOR ESTIMATED CREDIT LOSSES

     Management periodically assesses the adequacy of the allowance for credit losses by reference to many factors which may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements, general portfolio trends relative to asset and portfolio size, asset categories, potential credit concentrations, nonaccrual loan levels, historical loss experience and risks associated with changes in economic, social and business conditions. Accordingly, the calculation of the adequacy of the allowance for credit losses is not based solely on the level of nonperforming assets. Management believes that the Company's allowance for credit losses as of June 30, 1997 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company's financial condition and results of operations. In addition, the determination of the amount of the allowance for credit losses is subject to review by the Association's regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

     The provision for estimated credit losses declined to $.3 million in the 1997 second quarter from $1.1 million in the same period in 1996, reflecting both the decline in nonperforming loans and net charge-offs as compared to previous periods. Nonperforming assets to total assets declined to 1.3 percent as of June 30, 1997 from 1.6 percent as of December 31, 1996. The aggregate amount of nonperforming assets declined to $11.1 million as of June 30, 1997 from $12.6 million at December 31, 1996. At June 30, 1997, the total allowance for credit losses was $10.5 million or 1.5 percent of total loans receivable held for investment. See also "Financial Condition - Nonperforming Assets and Allowance for Credit Losses."

PROVISION FOR VALUATION ALLOWANCE ON LOANS HELD FOR SALE

     During the second quarter of 1997, the Company recorded a $.4 million provision for valuation allowance on loans held for sale. No such provision was recorded during the second quarter of 1996. Loans held for sale consist of the remaining unsold automobile finance contracts that the Company designated as held for sale in the fourth quarter of 1995. After selling $54.0 million of these automobile finance contracts in the first quarter of 1996, the Company has continued to collect on the remaining unsold automobile finance contracts and continues to account for these contracts at the lower of cost or fair market value. At June 30, 1997, the carrying amount of the remaining unsold automobile finance contracts, net of market valuation writedowns and unearned discount, was $.3 million.

NONINTEREST EXPENSE

     Noninterest expense totaled $4.5 million for the three months ended June 30, 1997 compared to $3.8 million for the same period in 1996. The increase in noninterest expense in 1997 was due primarily to an increase in compensation and benefits expense of $.5 million and an increase in other expenses of $.5 million, partially offset by reductions in the costs associated with other real estate owned ("OREO") of $.3 million and in FDIC assessments of $.1 million. Compensation and benefits expense increased in 1997 due to an increase in the number of full time equivalent employees ("FTE's") to 141 at June 30, 1997 compared to 110 at June 30, 1996. The increase in FTE's in 1997 compared to 1996 was due primarily to the additional staffing at ITLA Funding. The increase in other expense was due primarily to an increase in advertising expense totaling approximately $.1 million, costs associated with the commencement of operations of ITLA Funding of $.2 million, and increases in other miscellaneous general and administrative costs of $.2 million. The reduction in OREO expense was commensurate with the reduction in the number of OREO properties held by the Company. At June 30, 1997, the Company held 22 OREO properties, compared to 33 at June 30, 1996.

     For the quarter ended June 30, 1997, the Company's consolidated ratio of general and administrative expense to average assets, on an annualized basis, was 2.2 percent, compared to 2.1 percent in the prior year. The ratio excluding the costs of ITLA Funding was 2.0 percent in the second quarter of 1997.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

NET INCOME

     Net income totaled $5.9 million for the six months ended June 30, 1997 compared to $4.6 million for the same period in 1996, an increase of 28 percent. The increase in net earnings was primarily due to an increase in net interest income, a reduced provision for estimated credit losses, lower other real estate owned expenses and an increase in noninterest income, offset by increases in general and administrative expenses, provision for valuation allowance on loans held for sale and the provision for income taxes. Earnings per share was $.74 for the six months ended June 1997 compared to $.69 per share for the same period in 1996.

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

                                                FOR THE SIX MONTHS ENDED JUNE 30,
                                                        1997 VERSUS 1996
                                            ----------------------------------------
                                             VOLUME             RATE           TOTAL
                                            -------             ----           -----
                                                          (IN THOUSANDS)
Interest earned on:
   Loans receivable, net                    $8,275           $(2,143)         $6,132
   Cash and investment securities              169               141             310
   Mortgage-backed securities                 (330)               66            (264)
                                            ------           -------          ------
      Total increase (decrease)              8,114            (1,936)          6,178
Interest paid on:
   Deposit accounts                          3,676               216           3,892
   FHLB advances                              (237)               29            (208)
                                            ------           -------          ------
      Total increase (decrease)              3,439               245           3,684
        Increase (decrease) in net
        interest income                     $4,675           $(2,181)         $2,494
                                            ======           =======          ======

     Total interest income increased by $6.2 million for the six month period ended June 30, 1997 compared to the same period in 1996 due primarily to increases in the average balances of loans, offset by lower overall yields on loans receivable and the lower average balance of mortgage-backed securities compared to the prior year. The average balance of loans receivable increased $157.0 million, or 30.6 percent, due to growth in the Company's real estate loan portfolio. The weighted-average yield on loans receivable declined to 10.83 percent compared to 11.71 percent for the same period in 1996 as a result of the sale of higher yielding automobile loans in the first quarter of 1996 and the origination of lower yielding real estate loans due the pricing of loans in response to competitive factors and the Company's emphasis on attempting to minimize credit risk. The sale of the automobile loan portfolio and the origination of lower yielding real estate loans is expected to result in the Company achieving lower average yields in future operating periods.

     Total interest expense increased by $3.7 million for the six month period ended June 30, 1997 compared to the same period in 1996 due primarily to an increase in the average balance of deposit accounts and an increase in the average rates paid for deposit accounts. The average balance of deposit accounts increased $132.4 million during the six month period ended June 30, 1997 compared to the prior year. The average rate paid on these accounts increased to 5.73 percent in the 1997 first quarter from 5.67 percent during the same period in 1996. The increase in deposit rates was consistent with market conditions.

PROVISIONS FOR ESTIMATED CREDIT LOSSES AND VALUATION ALLOWANCE ON LOANS HELD FOR SALE

     The provision for estimated credit losses declined to $.9 million during the six month period ended June 30, 1997 from $2.8 million in the same period in 1996, reflecting both the decline in nonperforming loans and net charge-offs as compared to previous periods. The provision for valuation allowance on loans held for sale totaled $.4 million for the six month period ended June 30, 1997. No such provision was recorded in the same period in the prior year. See also "Financial Condition - Nonperforming Assets and Allowance for Credit Losses."

NONINTEREST EXPENSE

     Noninterest expense totaled $9.0 million for the six months ended June 30, 1997 compared to $7.2 million for the same period in 1996. The increase in noninterest expense in 1997 was due primarily to an increase in compensation and benefits expense of $1.4 million, an increase in occupancy and equipment expense of $.1 million and an increase in other expenses of $1.2 million, partially offset by a $.9 million reduction in the costs associated with OREO. Compensation and benefits expense increased in 1997 due to an increase in the number of FTE's to 141 at June 30, 1997 compared to 110 in the prior year, as well as due to a non recurring benefit in the prior year which reduced the amount of expense recognized by $.4 million. The increase in FTE's in 1997 compared to 1996 was due primarily to the additional staffing at ITLA Funding. The increase in other expense was due primarily to an increase in advertising expense totaling approximately $.4 million, costs associated with the commencement of operations of ITLA Funding of $.5 million, and increases in other miscellaneous general and administrative costs of $.3 million. The reduction in OREO expense was commensurate with the reduction in the number of OREO properties held by the Company. At June 30, 1997, the Company held 22 OREO properties, compared to 33 at June 30, 1996.

     For the six months ended June 30, 1997, the Company's consolidated ratio of general and administrative expense to average assets was 2.2 percent, compared to 1.9 percent in the prior year. The ratio excluding the costs of ITLA Funding was 1.9 percent during the first six months of 1997.

FINANCIAL CONDITION

Nonperforming Assets and Allowance for Credit Losses

     The following table sets forth the Company's nonperforming assets by category at the dates indicated.

                                                                               JUNE 30,         DECEMBER 31,
                                                                                 1997               1996
                                                                                 ----               ----
                                                                                  (DOLLARS IN THOUSANDS)
  Nonaccrual loans:
    Loans secured by real estate, net                                           $ 6,026           $ 6,422
    Other                                                                           276               783
                                                                                -------           -------
      Total nonaccrual loans                                                      6,302             7,205
  Real estate owned                                                               4,813             5,416
                                                                                -------           -------
      Total nonperforming assets                                                $11,115           $12,621
                                                                                =======           =======

  Troubled debt restructurings                                                  $ 1,402           $ 2,106

  Nonaccrual loans held for investment to
    total gross loans held for investment                                          0.86%             0.96%

  Nonperforming assets to total assets                                             1.31%             1.56%

     The following table provides certain information regarding the Company's allowance for credit losses.

                                                                           SIX MONTHS ENDED       YEAR ENDED
                                                                               JUNE 30,           DECEMBER 31,
                                                                           ----------------       ------------
                                                                                 1997                 1996
                                                                                 ----                 ----
                                                                                        (IN THOUSANDS)
    ALLOWANCE FOR CREDIT LOSSES:
      Balance, beginning of period                                              $10,885            $ 8,105
      Provision for estimated credit losses                                         850              4,871
      Less net charge-offs on real estate loans                                  (1,196)            (2,091)
                                                                                -------            -------
      Balance, end of period                                                    $10,539            $10,885
                                                                                =======            =======

LIQUIDITY AND DEPOSIT ACCOUNTS

     Liquidity refers to the Company's ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loan receivables. The Company maintains a cash and investment securities portfolio designed to satisfy operating and regulatory liquidity requirements while preserving capital and maximizing yield. As of June 30, 1997, the Company held approximately $38.2 million of investment securities classified as available for sale. All investment securities held by the Company were fixed income instruments which were rated "AAA" or better by nationally recognized rating agencies. As of June 30, 1997 and December 31, 1996, the Association's liquidity ratios were 13.4 percent and 13.3 percent, respectively, exceeding the regulatory requirement of 1.5 percent. In addition, the Company's liquidity position is supported by a credit facility with the FHLB of San Francisco. As of June 30, 1997, the Company had available borrowing capacity under this credit facility of $61.9 million.

     Total deposit accounts increased to $689.0 million at June 30, 1997 from $670.3 million at December 31, 1996. The Company retained 74 percent and 70 percent of the funds from maturing investment certificates through rollover of the certificates in the six months ended June 30, 1997 and 1996, respectively. Although the Company competes for deposits primarily on the basis of rates, based on its historical experience regarding retention of deposits, management believes that a significant portion of deposits will remain with the Company upon maturity on an ongoing basis.

CAPITAL RESOURCES

     At June 30, 1997, the Association's Leverage (Core), Tier I and Total Risk-Based capital ratios were 10.6 percent, 12.2 percent and 13.4 percent, respectively. At December 31, 1996, Leverage (Core), Tier I and Total Risk-Based capital ratios were 10.6 percent, 12.0 percent and 13.3 percent, respectively. The minimum regulatory requirement for Leverage (Core), Tier I and Risk-Based capital are 4.0 percent, 4.0 percent and 8.0 percent, respectively. As of June 30, 1997, the Association's capital position was designated as "well capitalized" for regulatory purposes.

     The Company's shareholders' equity increased $4.1 million from December 31, 1996 to June 30, 1997 due to the accumulation of $5.9 million in net income as retained earnings and a $.1 million increase from the exercise of employee stock options, offset by a $1.9 million reduction due to the repurchase of 132,500 shares of the Company's stock currently held as treasury stock. There were no dividends declared or paid during the first six months of 1997.

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



                           ITLA CAPITAL CORPORATION



Date:  August 13, 1997                    /s/ George W. Haligowski
       ---------------                  -----------------------------
                                          George W. Haligowski
                                          Chairman of the Board, President and
                                          Chief Executive Officer



Date:  August 13, 1997                    /s/ Michael A. Sicuro
       ---------------                  -----------------------------
                                          Michael A. Sicuro
                                          Managing Director and Chief
                                          Financial Officer