Form 10-Q
period 1997-09-30
ITLA CAPITAL CORP
filed 1997-11-13
CIK 1000234

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended September 30, 1997
                                              ------------------


                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to __________________


                         Commission File Number 0-26960
                         ------------------------------

                           ITLA CAPITAL CORPORATION
                           -------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                      95-4596322
               --------                                      ----------
(State or other jurisdiction of incorporation              (IRS Employer
           or organization)                             Identification No.)

   888 Prospect St., La Jolla, California                 92037
   --------------------------------------                 -----
  (Address of Principal Executive Offices)              (Zip Code)

               (619) 551-0511
   ---------------------------------------
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

     Number of shares of common stock of the registrant: 7,849,484 outstanding as of October 31, 1997.

                           ITLA CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS



                                                                            September 30,
                                                                                1997          December 31,
                                                                            (Unaudited)          1996
                                                                              --------         --------
                                                                        (in thousands except share amounts)

                        ASSETS
  Cash and cash equivalents                                                   $ 26,785         $ 48,881
  Investment securities available for sale, at approximate market value         68,223           50,292
  Stock in Federal Home Loan Bank                                               11,730            8,349
  Mortgage-backed securities held to maturity, at amortized cost
    (market value $26,869 and $31,319 for 1997 and 1996, respectively)          27,031           31,870
  Loans held for investment, net (net of allowance for credit losses of
    $11,034 and $10,885 in 1997 and 1996, respectively)                        749,098          649,836
  Loans held for sale, at approximate market value                                   -            1,130
  Interest receivable                                                            5,269            4,411
  Other real estate owned, net                                                   5,190            5,416
  Income taxes receivable                                                            -            2,007
  Premises and equipment, net                                                    2,964            2,610
  Deferred income taxes                                                          3,794            3,613
  Other assets                                                                   1,471            2,028
                                                                              --------         --------

                                                                              $901,555         $810,443
                                                                              ========         ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
    Deposit accounts                                                          $736,398         $670,336
    Federal Home Loan Bank advances                                             61,500           43,500
    Accounts payable and other liabilities                                       7,021            7,289
                                                                              --------         --------

        Total liabilities                                                      804,919          721,125
                                                                              --------         --------

  Commitments and contingencies                                                      -                -

  Shareholders' equity:
    Preferred stock, 5,000,000 shares authorized, none issued                        -                -
    Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 7,846,984 and 7,824,000 issued and outstanding in 1997
      and 1996, respectively                                                    53,635           53,345
    Retained earnings                                                           45,081           35,973
    Unrealized gain on investment securities available for sale, net                10                -
                                                                              --------         --------

                                                                                98,726           89,318
    Less 141,500 shares of treasury stock, at cost                              (2,090)               -
                                                                              --------         --------

        Total shareholders' equity                                              96,636           89,318
                                                                              --------         --------

                                                                              $901,555         $810,443
                                                                              ========         ========

    See accompanying notes to the unaudited consolidated financial statements

                           ITLA CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                            For the Three Months Ended  For the Nine Months Ended
                                                                    September 30,               September 30,
                                                             ------------ ------------   ------------ ------------
                                                                1997         1996           1997         1996
                                                             ------------ ------------   ------------ ------------
                                                                     (in thousands except per share amounts)

 Interest income:
   Loans receivable, including fees                              $19,897      $15,820        $55,874      $45,666
   Investment securities                                           1,868          898          4,478        3,198
   Mortgage-backed securities                                        458          529          1,385        1,721
                                                             ------------ ------------   ------------ ------------

     Total interest income                                        22,223       17,247         61,737       50,585
                                                             ------------ ------------   ------------ ------------
 Interest expense:
   Deposit accounts                                               10,567        7,669         29,302       22,512
   Federal Home Loan Bank advances                                   876          745          2,150        2,229
                                                             ------------ ------------   ------------ ------------

     Total interest expense                                       11,443        8,414         31,452       24,741
                                                             ------------ ------------   ------------ ------------

       Net interest income before provisions for valuation
           allowance and estimated credit losses                  10,780        8,833         30,285       25,844

 Provision for valuation allowance on loans held for sale              -            -            350            -
 Provision for estimated credit losses                             1,050          950          1,900        3,771
                                                             ------------ ------------   ------------ ------------

       Net interest income after provisions for valuation
           allowance and estimated credit losses                   9,730        7,883         28,035       22,073
                                                             ------------ ------------   ------------ ------------

 Noninterest income:
   Late and collection fees                                           62          116            229          441
   Fee income from mortgage banking activities                       154            -            556            -
   Other                                                              12            8            135          114
                                                             ------------ ------------   ------------ ------------

     Total noninterest income                                        228          124            920          555
                                                             ------------ ------------   ------------ ------------

 Noninterest expense:
   Compensation and benefits                                       2,058        1,508          6,203        4,228
   Occupancy and equipment                                           685          457          1,789        1,459
   FDIC assessment                                                    21            -            186          244
   Other                                                           1,740        1,656          5,235        3,926
                                                             ------------ ------------   ------------ ------------

     Total general and administrative                              4,504        3,621         13,413        9,857
                                                             ------------ ------------   ------------ ------------

   Real estate operations, net                                        47          175             94          502
   Provision for estimated losses on other real estate owned          25            -             25          888
   Loss (gain) on sales of other real estate owned, net              (27)        (113)             4         (364)
                                                             ------------ ------------   ------------ ------------

     Total real estate operations, net                                45           62            123        1,026
                                                             ------------ ------------   ------------ ------------

       Total noninterest expense                                   4,549        3,683         13,536       10,883
                                                             ------------ ------------   ------------ ------------

 Income before provision for income taxes                          5,409        4,324         15,419       11,745

   Provision for income taxes                                      2,221        1,729          6,311        4,541
                                                             ------------ ------------   ------------ ------------

 NET INCOME                                                      $ 3,188      $ 2,595        $ 9,108      $ 7,204
                                                             ============ ============   ============ ============

 EARNINGS PER SHARE                                              $  0.40      $  0.33        $  1.15      $  1.00
                                                             ============ ============   ============ ============


   See accompanying notes to the unaudited consolidated financial statements.

                           ITLA CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    For the Nine Months
                                                                                     Ended September 30,
                                                                                 -------------------------
                                                                                   1997             1996
                                                                                 --------         --------
                                                                                     (in thousands)
 Cash Flows From Operating Activities:
   Net income                                                                    $  9,108         $  7,204
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                    355              714
     Provisions for estimated credit losses and loans held for sale                 2,250            3,771
     Provision for estimated losses on other real estate owned                         25              888
     Gain on sales of other real estate owned                                         (27)            (364)
     Increase in interest receivable                                                 (858)            (381)
     Decrease (increase) in income taxes receivable                                 2,007              (56)
     Provision (benefit) for deferred income taxes                                   (188)             164
     Decrease in other assets                                                         389              260
     (Decrease) increase in accounts payable and other liabilities                   (268)           1,574
                                                                                 --------         --------

       Net cash provided by operating activities                                   12,793           13,774
                                                                                 --------         --------

 Cash Flows From Investing Activities:
   Increase in loans receivable, net                                             (105,246)        (170,610)
   Purchases of investment securities available for sale                         (318,244)        (167,395)
   Proceeds from the maturity of investment securities available for sale         300,927          129,623
   Purchases of investment securities held to maturity                                  -         (364,029)
   Proceeds from the maturity of investment securities held to maturity                 -          381,789
   (Increase) decrease in stock in Federal Home Loan Bank                          (3,381)           4,144
   Repayment of principal on mortgage-backed securities                             4,764            6,704
   Proceeds from sale of other real estate owned                                    3,045            5,170
   Proceeds from sale of real estate loans                                          2,047            1,051
   Proceeds from sale of automobile finance contracts                                   -           50,050
   Cash paid for capital expenditures                                              (1,072)            (169)
   Other, net                                                                           9              (29)
                                                                                 --------         --------

       Net cash used in investing activities                                     (117,151)        (123,701)
                                                                                 --------         --------

 Cash Flows From Financing Activities:
   Common stock issued                                                                290           22,566
   Shares acquired under stock repurchase program                                  (2,090)               -
   Increase in deposit accounts                                                    66,062           93,489
   Increase in Federal Home Loan Bank advances                                     18,000                -
                                                                                 --------         --------

       Net cash provided by financing activities                                   82,262          116,055
                                                                                 --------         --------

         Net increase (decrease) in cash and cash equivalents                     (22,096)           6,128

         Cash and cash equivalents at beginning of period                          48,881           22,106
                                                                                 --------         --------

         Cash and cash equivalents at end of period                              $ 26,785         $ 28,234
                                                                                 ========         ========

 Supplemental Cash Flow Information:
   Cash paid during the period for interest                                      $ 30,707         $ 22,077
   Cash paid during the period for income taxes                                  $  5,500         $  4,432
 Noncash Investing Transactions:
   Loans transferred to other real estate owned                                  $  2,817         $  6,045
   Loans to facilitate the sale of other real estate owned                       $    715         $  2,312

   See accompanying notes to the unaudited consolidated financial statements.

                           ITLA CAPITAL CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997



NOTE 1 - BASIS OF PRESENTATION

     The unaudited consolidated financial statements of ITLA Capital Corporation (the "Company") included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. The unaudited consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, Imperial Thrift and Loan Association ("Imperial" or "the Association") and ITLA Funding Corporation ("ITLA Funding"). All material intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the financial statements for 1996 to conform to the 1997 presentation. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results of operations for the remainder of the year.

     These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


NOTE 2 - EARNINGS PER SHARE

     Earnings per share is calculated on the basis of weighted-average number of shares of common stock and common stock equivalents outstanding. The weighted-average number of shares utilized in the determination of earnings per share was 7,918,679 and 7,923,440 for the three months ended September 30, 1997 and 1996, respectively, and 7,922,663 and 7,175,215 for the nine months ended September 30, 1997 and 1996, respectively. Fully diluted earnings per share has not been reported in these interim financial statements as the dilutive effect of common stock equivalents for outstanding options is less than three percent.

     Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", which will supersede APB Opinion 15, becomes effective for periods ending after December 15, 1997. Under SFAS 128, primary earnings per share will be replaced with basic earnings per share. Basic earnings per share is computed by dividing reported earnings available to common shareholders by weighted-average shares outstanding. No dilution for any potentially dilutive securities is included. The adoption of SFAS 128 is not expected to have a material impact on the Company's earnings per share.


NOTE 3 - IMPAIRED LOANS RECEIVABLE

     As of September 30, 1997, the recorded investment in loans receivable that were considered impaired under Statement of Financial Accounting Standards No. 114 was $2.1 million. The average recorded investment in impaired loans during the three and nine month

                           ITLA CAPITAL CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

periods ended September 30, 1997 was $2.2 million and $4.0 million, respectively. Interest income recognized on impaired loans on a cash basis was $0 and $.1 million, respectively, during the three and nine month periods ended September 30, 1997, and $.1 million and $.3 million, respectively, during the three and nine month periods ended September 30, 1996.


NOTE 4 - STOCK REPURCHASE PROGRAM

     In April 1997, the Company commenced a stock repurchase program under which it may acquire up to 5 percent of its outstanding shares, not to exceed $10 million over an 18 month period. Under this program, the Company may acquire, at its discretion, shares of its outstanding common stock through purchases in the open market. The Company acquired 141,500 shares of stock for a total cost of $2.1 million under this program through September 30, 1997.

                            ITLA CAPITAL CORPORATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis is intended to identify the major components that influenced the financial condition and results of operations of the Company as of and for the three and nine month periods ended September 30, 1997.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Net Income

     Net income totaled $3.2 million for the three months ended September 30, 1997 compared to $2.6 million for the same period in 1996, an increase of 22.9 percent. The increase in net income was primarily due to increases in net interest income and noninterest income, partially offset by increases in general and administrative expenses, the provision for estimated credit losses and the provision for income taxes. Earnings per share was $.40 for the three months ended September 30, 1997 compared to $.33 per share for the same period in 1996.

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

                                             For the Three Months Ended September 30,
                                                         1997 Versus 1996
                                      ----------------------------------------------------------
                                         Volume                  Rate/1/               Total
                                      ---------------        --------------        -------------
                                                             (in thousands)
Interest and fees earned on:
    Loans receivable, net                      $3,946                  $131               $4,077
    Investment securities                         943                    27                  970
    Mortgage-backed securities                   (141)                   70                  (71)
                                       --------------        --------------        -------------
        Total increase (decrease)               4,748                   228                4,976
                                       --------------        --------------        -------------

Interest paid on:
    Deposit accounts                            2,624                   274                2,898
    FHLB advances                                 108                    23                  131
                                       --------------        --------------        -------------
        Total increase                          2,732                   297                3,029
                                       --------------        --------------        -------------
            Increase
             (decrease) in net
                interest income                $2,016                  $(69)              $1,947
                                       ==============         =============         ============


     Total interest income increased by $5.0 million in the 1997 third quarter compared to the same period in 1996 due primarily to increases in the average balances of loans and investment securities and increased yields on loans, investment securities and mortgage-backed securities, partially offset by the lower average balance of mortgage-backed securities compared to the third quarter of 1996. The average balance of loans receivable increased $140.8 million, or 24.4 percent, due to growth in the Company's real estate loan portfolio. The weighted-average yield on loans receivable increased to 11.01 percent for the 1997 third quarter compared to 10.92 percent/1/ for the same period in 1996 primarily as a result of additional income received from prepayments and the collection of interest on past due loans, some of which were previously classified as nonaccrual. Excluding this additional income, the yield on loans receivable declined to 10.78 percent due to the pricing of real estate loans in response to competitive factors and the Company's emphasis on attempting to manage credit risk. The origination of lower yielding real estate loans is expected to result in the Company achieving lower average yields in future operating periods.

     Total interest expense increased by $3.0 million in the 1997 third quarter compared to the same period in 1996 due primarily to an increase in the average balance of deposit accounts and FHLB advances and, to a lesser extent, to an increase in the cost of funds. The average balance of deposit accounts increased $178.7 million during the third quarter of 1997 as compared to the 1996 third quarter. The average rate paid on these accounts increased to 5.80 percent in the 1997 third quarter from 5.61 percent during the same period in 1996. The increase in deposit rates was consistent with market conditions.

Provision For Estimated Credit Losses

     Management periodically assesses the adequacy of the allowance for credit losses by reference to many factors which may be weighted differently at various times depending on

----------------------------
/1/ The yield on loans receivable differs from the amount disclosed in previous periods due to reclassifications made in 1996 to conform to the 1997 presentation.

prevailing conditions. These factors include, among other elements, general portfolio trends relative to asset and portfolio size, asset categories, potential credit concentrations, nonaccrual loan levels, historical loss experience and risks associated with changes in economic, social and business conditions. Accordingly, the calculation of the adequacy of the allowance for credit losses is not based solely on the level of nonperforming assets. Management believes that the Company's allowance for credit losses as of September 30, 1997 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company's financial condition and results of operations. In addition, the determination of the amount of the allowance for credit losses is subject to review by the Association's regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

     The provision for estimated credit losses increased to $1.1 million in the 1997 third quarter from $1.0 million in the same period in 1996, primarily due to the establishment of reserves relating to growth in the loan portfolio. Nonperforming assets to total assets declined to 1.4 percent as of September 30, 1997 from 1.6 percent as of December 31, 1996. The aggregate amount of nonperforming assets decreased to $12.5 million as of September 30, 1997 from $12.6 million at December 31, 1996. At September 30, 1997, the total allowance for credit losses was $11.0 million or 1.5 percent of total loans receivable held for investment. See also "Financial Condition - Nonperforming Assets and Allowance for Credit Losses."

Noninterest Income

     Noninterest income totaled $.2 million for the three months ended September 30, 1997 compared to $.1 million for the same period in 1996. The increase in noninterest income was due primarily to mortgage banking fee income earned by ITLA Funding, which commenced operations in 1997.

Noninterest Expense

     Noninterest expense totaled $4.5 million for the three months ended September 30, 1997 compared to $3.7 million for the same period in 1996. The increase in noninterest expense was due primarily to increases in compensation and benefits and occupancy and equipment expenses incurred at the Company's mortgage banking subsidiary, ITLA Funding. Compensation and benefits expense increased due to an increase in the number of full-time equivalent employees ("FTE's") to 149 at September 30, 1997 compared to 130 at September 30, 1996. The increase in occupancy and equipment expense was due primarily to increases from ITLA Funding's new offices in Seattle, Portland, Phoenix, Denver, Houston, Chicago, New York, Tampa, and Palm Beach, Florida.

     For the three months ended September 30, 1997, the Company's consolidated ratio of general and administrative expense to average assets, on an annualized basis, was 2.0 percent, compared to 2.1 percent for the same period in 1996. The ratio excluding the costs of ITLA Funding was 1.8 percent in the third quarter of 1997.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Net Income

     Net income totaled $9.1 million for the nine months ended September 30, 1997 compared to $7.2 million for the same period in 1996, an increase of 26.4 percent. The increase in net income was primarily due to an increase in net interest income, a reduced provision for estimated credit losses, lower other real estate owned ("OREO") expenses and an increase in noninterest income, partially offset by increases in general and administrative expenses, the provision for valuation allowance on loans held for sale and the provision for income taxes. Earnings per share was $1.15 for the nine months ended September 30, 1997 compared to $1.00 per share for the same period in 1996.

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

                                              For the Nine Months Ended September 30,
                                                          1997 Versus 1996
                                     ------------------------------------------------------------
                                         Volume                 Rate/2/               Total
                                     ---------------      -----------------      ----------------
                                                           (in thousands)
Interest and fees earned on:
    Loans receivable, net                    $13,758                $(3,550)              $10,208
    Investment securities                      1,012                    268                 1,280
    Mortgage-backed securities                  (456)                   120                  (336)
                                     ---------------      -----------------      ----------------
        Total increase (decrease)             14,314                 (3,162)               11,152
                                     ---------------      -----------------      ----------------


Interest paid on:
    Deposit accounts                           6,352                    438                 6,790
    FHLB advances                               (130)                    51                   (79)
                                     ---------------      -----------------      ----------------
        Total increase
          (decrease)                           6,222                    489                 6,711
                                     ---------------      -----------------      ----------------
            Increase
             (decrease) in net
                interest income              $ 8,092                $(3,651)              $ 4,441
                                     ===============      =================      ================

     Total interest income increased by $11.2 million for the nine month period ended September 30, 1997 compared to the same period in 1996 due primarily to increases in the average balances of loans and investment securities, offset by lower overall yields on loans receivable and the lower average balance of mortgage-backed securities compared to the same period in 1996. The average balance of loans receivable increased $151.6 million, or 28.4 percent, due to growth in the Company's real estate loan portfolio. The weighted-average yield

---------------------------------
/2/ The yield on loans receivable differs from the amount disclosed in previous periods due to reclassifications made in 1996 to conform to the 1997 presentation.

on loans receivable declined to 10.89 percent compared to 11.42 percent/3/ for the same period in 1996 as a result of the sale of higher yielding automobile loans in the first quarter of 1996 and the origination of lower yielding real estate loans. The sale of the automobile loan portfolio and the origination of lower yielding real estate loans is expected to result in the Company achieving lower average yields in future operating periods.

     Total interest expense increased by $6.7 million for the nine month period ended September 30, 1997 compared to the same period in 1996 due primarily to an increase in the average balance of deposit accounts and an increase in the average rates paid for deposit accounts. The average balance of deposit accounts increased $149.8 million during the nine month period ended September 30, 1997 compared to the prior period. The average rate paid on these accounts increased to 5.76 percent in 1997 from 5.67 percent during the same period in 1996. The increase in deposit rates was consistent with market conditions.

Provisions For Estimated Credit Losses And Valuation Allowance On Loans Held For Sale

     The provision for estimated credit losses declined to $1.9 million during the nine month period ended September 30, 1997 from $3.8 million in the same period in 1996, reflecting both the decline in nonperforming loans and improved economic conditions in the Company's market area as compared to previous periods. The provision for valuation allowance on loans held for sale totaled $.4 million for the nine month period ended September 30, 1997. No such provision was recorded in the same period of 1996. See also "Financial Condition -Nonperforming Assets and Allowance for Credit Losses."

Noninterest Income

     Noninterest income totaled $.9 million for the nine months ended September 30, 1997 compared to $.6 million for the same period in 1996. The increase in noninterest income was due primarily to mortgage banking fee income earned by ITLA Funding, which commenced operations in 1997, partially offset by a reduction in fee income from the automobile loan portfolio, which was substantially disposed of in the first quarter of 1996.

Noninterest Expense

     Noninterest expense totaled $13.5 million for the nine months ended September 30, 1997 compared to $10.9 million for the same period in 1996. The increase in noninterest expense in 1997 was due primarily to increases in compensation and benefits expense, occupancy and equipment expense and other expenses, incurred at ITLA Funding. These increases were partially offset by a reduction in the costs associated with OREO. Compensation and benefits expense increased in 1997 due to an increase in the number of FTE's to 149 at September 30, 1997 compared to 130 in the prior year, as well as due to a non-recurring benefit in the prior year which reduced the amount of expense recognized by $.4 million. The increase in occupancy and equipment expense was due primarily to increases from ITLA Funding's new offices in Seattle, Portland, Phoenix, Denver, Houston, Chicago, New York, Tampa, and Palm Beach, Florida. The reduction in OREO expense was commensurate
-------------------------------
/3/ The yield on loans receivable differs from the amount disclosed in previous periods due to reclassifications made in 1996 to conform to the 1997 presentation.

with the reduction in the number of OREO properties held by the Company. At September 30, 1997, the Company held 20 OREO properties, compared to 33 at September 30, 1996.

     For the nine months ended September 30, 1997, the Company's consolidated ratio of general and administrative expense to average assets was 2.2 percent, compared to 2.0 percent for the same period in 1996. The ratio excluding the costs of ITLA Funding was 1.9 percent during the first nine months of 1997.

FINANCIAL CONDITION

Nonperforming Assets and Allowance for Credit Losses

     The following table sets forth the Company's nonperforming assets by category at the dates indicated.

                                                                               September 30,    December 31,
                                                                                   1997             1996
                                                                                   ----             ----
                                                                                   (dollars in thousands)
      Nonaccrual loans:                                                         $   7,276        $  6,422
          Loans secured by real estate, net                                             -             783
          Other                                                                 ---------        --------
                                                                                    7,276           7,205
              Total nonaccrual loans                                                5,190           5,416
      Real estate owned                                                         ---------        --------
                                                                                $  12,466        $ 12,621
              Total nonperforming assets                                        =========        ========

      Troubled debt restructurings                                              $   1,389        $  2,106

      Nonaccrual loans held for investment to
           total gross loans held for investment                                     0.96%           0.96%

      Nonperforming assets to total assets                                           1.38%           1.56%

     The following table provides certain information regarding the Company's allowance for credit losses.

                                                                           Nine Months Ended     Year Ended
                                                                              September 30,     December 31,
                                                                                1997               1996
                                                                                ----               ----
                                                                                    (in thousands)
      Allowance for credit losses:
       Balance, beginning of period                                             $  10,885        $  8,105

       Provision for estimated credit losses                                        1,900           4,871

       Less charge-offs on real estate loans, net                                  (1,751)         (2,091)
                                                                                ---------        --------


       Balance, end of period                                                   $  11,034        $ 10,885
                                                                                =========        ========

Liquidity and Deposit Accounts

     Liquidity refers to the Company's ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loan receivables. The Company maintains an investment securities portfolio designed to satisfy operating and regulatory liquidity requirements while preserving capital and maximizing yield. As of September 30, 1997, the Company held approximately $68.2 million of investment securities classified as available for sale. All investment securities held by the Company were fixed income instruments which were rated "AAA" or better by nationally recognized rating agencies. As of September 30, 1997 and December 31, 1996, the Association's liquidity ratios were 15.7 percent and 13.3 percent, respectively, exceeding the regulatory requirement of 1.5 percent. In addition, the Company's liquidity position is supported by a credit facility with the FHLB of San Francisco with an available borrowing capacity of $45.6 million, and by federal funds lines of credit with two major banks with an available borrowing capacity of $30.0 million.

     Total deposit accounts increased to $736.4 million at September 30, 1997 from $670.3 million at December 31, 1996. The Company retained a significant amount of the funds which matured through rollover of the certificates in the nine months ended September 30, 1997 and 1996, respectively. Although the Company competes for deposits primarily on the basis of rates, based on its historical experience regarding retention of deposits, management believes that a significant portion of deposits will remain with the Company upon maturity on an ongoing basis.

Capital Resources

     At September 30, 1997, the Association's Leverage (Core), Tier I and Total Risk-Based capital ratios were 10.4 percent, 11.8 percent and 13.0 percent, respectively. At December 31, 1996, Leverage (Core), Tier I and Total Risk-Based capital ratios were 10.6 percent, 12.0 percent and 13.3 percent, respectively. The minimum regulatory requirement for Leverage (Core), Tier I and Risk-Based capital are 4.0 percent, 4.0 percent and 8.0 percent, respectively. As of September 30, 1997, the Association's capital position was designated as "well capitalized" for regulatory purposes.

     The Company's shareholders' equity increased $7.3 million from December 31, 1996 to September 30, 1997 due to the accumulation of $9.1 million in net income as retained earnings and a $.3 million increase from the exercise of employee stock options and issuance of Company stock as compensation to certain officers, partially offset by a $2.1 million reduction due to the repurchase of 141,500 shares of the Company's stock currently held as treasury stock. There were no dividends declared or paid during the first nine months of 1997.

PART II - OTHER INFORMATION

Item 1    Legal Proceedings

          The Company is party to certain legal proceedings incidental to its business. Management believes that the outcome of such proceedings, in the aggregate, will not have a material effect on the Company's financial condition.

Item 2    Changes In Securities

          Not applicable.

Item 3    Defaults Upon Senior Securities

          Not applicable.

Item 4    Submission Of Matters Of Security Holders

          (a) On July 24, 1997, the Company held its Annual Meeting of Shareholders.

          (b) Stockholders voted on the following matters:

              (i) The election of Jeffrey L. Lipscomb as director for a term to expire in 2000:

              Votes      For      Against   Withheld
              -----      ---      -------   --------

                       6,776,735     0       3,200

               (ii) The ratification of Arthur Andersen L.L.P. as independent auditors for the Company for the fiscal year ending December 31, 1997:

              Votes      For      Against   Abstain
              -----      ---      -------   -------

                      6,770,435    6,800     2,700

Item 5    Other Information

          Not applicable.

Item 6    Exhibits And Reports On Form 8-K

          Exhibit 27 - Financial Data Schedule

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            ITLA CAPITAL CORPORATION



Date:  November 12, 1997                         /s/ George W. Haligowski
       -----------------                       --------------------------
                                               George W. Haligowski
                                               Chairman of the Board, President
                                               and Chief Executive Officer



Date:  November 12, 1997                         /s/ Michael A. Sicuro
       -----------------                       --------------------------
                                               Michael A. Sicuro
                                               Managing Director and Chief
                                               Financial Officer