Form 10-K405
period 1997-12-31
ITLA CAPITAL CORP
filed 1998-03-31
CIK 1000234

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     FOR THE TRANSITION PERIOD FROM __________________ TO __________________

                         COMMISSION FILE NUMBER 0-26960

                            ITLA CAPITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       DELAWARE                                  95-4596322
   (STATE OR OTHER JURISDICTION OF INCORPORATION OR           (I.R.S. EMPLOYER
                    ORGANIZATION)                             IDENTIFICATION NO.)

  888 PROSPECT STREET, SUITE 110, LA JOLLA, CALIFORNIA                92037
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       Registrant's telephone number, including area code: (619) 551-0511

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]    NO [ ].

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 24, 1998, there were issued and outstanding 7,697,984 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of March 24, 1998, was $162.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        ITLA Capital Corporation ("ITLA Capital" and with its subsidiaries the "Company") became the holding company of Imperial Thrift and Loan Association ("Imperial" or the "Association"), a 24 year old California thrift and loan company, on October 1, 1996. The Company's principal operating subsidiaries are Imperial and, to a much lesser extent, ITLA Funding Corporation ("Funding"). Unless the context otherwise requires, all references herein to the Company include ITLA Capital, Imperial and Funding on a consolidated basis. All references to the Company prior to October 1, 1996 refer only to Imperial.

        Imperial is engaged in originating real estate loans secured primarily by income producing properties for retention in its portfolio, funded primarily by deposits insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits. Imperial's business is conducted through seven offices in California, one office in Nevada, one office in Colorado, and through loan correspondents located in the western United States. Real estate loans are originated throughout the state of California; loans outside of California are originated through Imperial's Las Vegas and Denver offices or through other wholesale loan origination arrangements. Deposit gathering activities are concentrated in Los Angeles and Orange Counties, the San Francisco Bay Area, and the San Diego area. Imperial also accepts out-of-state deposits.

        In 1996, ITLA Capital established Funding, a Delaware corporation, formed to originate commercial real estate loans for sale in the secondary market. See "Other Business Activities." Funding has entered into real estate loan sale agreements with third parties to sell loan originations as a part of their securitization offerings. Funding operates a national network of sales representatives from its Encino, California headquarters.

FORWARD-LOOKING STATEMENTS

        When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in domestic or foreign business markets, financial or legal conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

        The Company does not undertake, and specifically disclaims any obligation, to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

LOAN PORTFOLIO

        Imperial concentrates its lending activities on originating loans secured by income producing real estate, both commercial and residential (including apartments). The interest rates charged on loans generally vary based on a number of factors, including the degree of credit risk, size and maturity of the loan or contract, whether the loan has a fixed or a variable rate, and prevailing market rates for similar types of loans or contracts. In prior years, Imperial was also involved in purchasing automobile finance contracts. During 1996, Imperial sold substantially all of this portfolio. At December 31, 1997, the Company's gross loan portfolio held for investment and held for sale totaled $817.9 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of

Operations - Financial Condition - Loans Receivable" for additional information regarding the composition of the loan portfolio at December 31, 1997.

REAL ESTATE LENDING

        General. While Imperial has been a real estate lender since its inception, the nature of its real estate lending activities has changed significantly since 1992. Under former managements, Imperial emphasized collateral value ratios in its lending process but approved many real estate loans with limited credit underwriting, including limited analysis of the borrower's ability to repay the loan. The repayment of many of these loans depended primarily on a stable or increasing value for the loan's collateral. Weaknesses in this strategy became apparent in the early 1990's as California's pronounced recession severely reduced the repayment abilities of certain borrowers and, in many cases, property values in California declined to levels which were inadequate to repay, either through refinancing or foreclosure and subsequent sale, loans secured by such properties. These developments contributed to high levels of nonperforming real estate assets and loss provisions. Since late 1992, Imperial has revised its real estate underwriting standards to make the borrower's financial resources and ability to repay and the amount and stability of cash flow, if any, from the underlying collateral comparable in importance to the loan-to-value ratio as a repayment source. Management believes that, in recent years, the California economy has exhibited positive trends in selected areas, which has contributed to Imperial's improved asset quality. A worsening of economic conditions in the state could have an adverse effect on Imperial's real estate lending business, including reducing the demand for new loans, limiting the ability of borrowers to pay financed amounts, and impairing the value of Imperial's real estate collateral.

        Imperial originates loans secured primarily by first trust deeds on income producing properties, such as retail centers, small office and light industrial buildings, apartments, mobile home parks, mini-storage facilities, and other mixed use or special commercial purpose properties. At December 31, 1997, 88 real estate loans in the aggregate amount of $11.3 million were secured by second trust deeds and three real estate loans in the aggregate amount of $0.9 million were secured by third trust deeds, for a total of $12.2 million, or 1.5% of total loans, secured by junior liens. Of these loans collateralized by junior liens, 88% were secured by income producing properties and 12% were secured by one-to-four family residential properties. Of the real estate loans outstanding at December 31, 1997, $16.5 million represented loans to facilitate the sale of other real estate owned ("OREO"). Most of Imperial's real estate borrowers are business owners, individual investors or investment partnerships. The income producing property lending that Imperial engages in typically involves larger loans to a single obligor and is generally viewed as exposing the lender to a greater risk of loss than residential one-to-four family lending. Income producing property values are also generally subject to greater volatility than residential property values. The liquidation values of income producing properties may be adversely affected by risks generally incident to interests in real property, including changes or continued weakness in general or local economic conditions and/or specific industry segments; declines in real estate values; declines in rental, room or occupancy rates; increases in interest rates, real estate and personal property tax rates and other operating expenses (including energy costs); the availability of refinancing; changes in governmental rules, regulations and fiscal policies, including rent control ordinances, environmental legislation and taxation; and other factors beyond the control of the borrower or the lender.

        Construction Loans. Imperial also originates construction loans for income producing properties, as well as for single-family home construction, other than large scale tract developments. At December 31, 1997, Imperial had $39.7 million of construction loans outstanding. In addition to the lending risks previously discussed, construction loans also present risks associated with the accuracy of the initial estimate of the property's value upon completion and its actual value, as well as timely completion of construction activities for their allotted costs. These risks can be affected by a variety of factors, including the oversight of the project, localized costs for labor and materials, and the weather.

        Loan Purchases. During 1997, Imperial purchased two loans totaling $3.7 million. Imperial generally applies underwriting criteria to loans purchased similar to those applied to loans originated except that current appraisals and borrower credit reports are not obtained. In its loan purchases, Imperial generally reserves the right to reject particular loans from a loan package being purchased and does so for loans in a package that do not meet its underwriting criteria. In determining whether to purchase a loan, Imperial assesses the borrower's financial resources and ability to repay and the amount and stability of cash flow, if any, from the underlying collateral. On purchases, Imperial reviews the appraisal and credit report obtained by the loan seller or originator and arranges for a staff member or an outside consultant to perform an analysis of the loan and the value of the underlying collateral, including on-site inspection, before purchasing the loan. Similar to its loan originations, on loan purchases, Imperial reviews information concerning the income, financial condition, employment and credit history of the applicant. In addition, Imperial generally obtains an updated title search separate from that provided by the loan seller.

        Lending, Origination and Underwriting. Although Imperial's lending and collection policy permits loan to value ratios of up to 80% in some cases, real estate loans are generally made in amounts up to 70% of the appraised value of commercial properties, and generally up to 75% of the appraised value of apartment properties. Loans are generally made for terms up to ten years, with amortization periods of up to 30 years. Depending on market conditions at the time the loan was originated, certain loan agreements may include prepayment penalties. Most loans are subject to a quarterly adjustment of their interest rate based on one of several interest rate indexes. Imperial's gross real estate loan portfolio (including real estate loans held for sale) of $817.9 million at December 31, 1997 included 19.4% indexed to the Reference Rate charged by Bank of America (essentially equivalent to the prime rate); 14.1% indexed to the Federal Home Loan Bank 11th District Cost of Funds Index ("COFI"); 58.2% indexed to the six-month London Interbank Offered Rate ("LIBOR"); 3.2% indexed to either the U.S. Treasury security indexes or the Federal Home Loan Bank of San Francisco ("FHLB") advance rate; and the balance of 5.1% was fixed rate. Most variable rate loans may not adjust downward below their initial rate (the "floor interest rate"), with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan. The floor interest rate feature of Imperial's loans can contribute to increased income in periods of declining interest rates, and also assists Imperial in its efforts to limit the risks to earnings and equity value resulting from changes in interest rates. At December 31, 1997, the weighted-average floor interest rate for Imperial's variable rate loans portfolio was 9.67% and the weighted-average lifetime interest rate cap on such portfolio was 14.86%.

        The maximum size of a single real estate loan made by Imperial is limited by California law to 20% of Imperial's equity capital. At December 31, 1997, that limit was approximately $19.5 million. Imperial's largest combined credit extension to related borrowers was $13.5 million at December 31, 1997. At December 31, 1997, Imperial had a total of 104 combined extensions of credit to related borrowers of over $2.0 million, and all such loans were performing in accordance with their repayment terms. At December 31, 1997, Imperial had 1,202 secured real estate loans outstanding, with an average balance per loan of approximately $680,500.

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

        Marketing and Originations. Imperial originates real estate loans through branch offices located in San Francisco, Costa Mesa, Glendale and La Jolla, and loan production offices in San Jose, Sacramento, Fresno, Las Vegas and Denver. These offices are staffed by a total of approximately 25 loan officers. Loan officers solicit mortgage loan brokers for loan applications that meet Imperial's underwriting criteria, and also accept applications directly from borrowers. In 1997, 1996 and 1995, approximately 43%, 65% and 43%, respectively, of the loans funded by Imperial were originated through mortgage brokers, with the balance resulting from direct applications from borrowers. Mortgage loan brokers act as intermediaries between property owners and Imperial in arranging real estate loans and earn a fee based upon the principal amount of each loan funded. Since a large portion of Imperial's marketing effort in its branches and loan production offices is through the contact of loan officers with mortgage brokers, Imperial does not incur significant expenses in the form of advertising its lending services to the general public. Also, since the

Company provides only limited deposit products and not a full range of banking services, it generally does not market its lending services to, or receive loan applications from, its depositors, and hence may be characterized more as a transaction lender than a relationship lender.

        In an effort to expand its origination capabilities, the Company has established relationships with real estate lending correspondents, typically larger mortgage brokerage firms pursuant to which such firms would agree to originate, subject to the Company's underwriting criteria, various types of income property secured loans and residential property secured loans to be funded or brokered by the Company. The Company believes that such relationships have diversified its geographic base by permitting it to originate loans throughout the United States. A total of $118.6 million of loans were originated through the Company's network of loan origination correspondents in 1997, including $86.4 million originated for outside investors and $32.2 million retained for the Association's loan portfolio.

        Loan Approval Process. Imperial's loan officers prepare a written presentation on every loan application submitted to loan committee (comprised of Imperial's Chief Executive, President and Chief Operating Officer, Chief Lending and Chief Credit Officers, the Vice President of Real Estate Lending and the Assistant Vice President of Credit Management) for approval. This presentation includes a description of the prospective borrower and any guarantors, the collateral, and the proposed use(s) of loan proceeds, as well as borrower and property financial statements and analysis. Each application is evaluated from a number of underwriting perspectives, including borrower liquidity, net worth, cash investment, income, credit history and operating experience, as well as property appraised value, remaining economic life, use, condition and level of debt service coverage. Imperial's real estate loans are both nonrecourse and full recourse and Imperial generally seeks to obtain personal guarantees from the principals of borrowers which are single or limited asset entities, such as partnerships, corporations or trusts, on full recourse loans. Loans up to $750,000 in amount may be approved by any loan committee member. Loans of $750,000 or more require approval by Imperial's loan committee, which generally meets at least weekly. Variable rate loans over $500,000 must generally satisfy an interest rate sensitivity test to be approved; that is, the current actual income of real property security must be adequate to achieve a minimum debt service coverage ratio of 90% if the interest rate on the loan was at the maximum amount allowed under the terms of the note (generally the fully indexed start rate plus 500 basis points).

        At least one loan committee member or designee must personally conduct on-site inspections of any property involved in loan recommendations of $1.0 million or more. All loans over $1.0 million require the signature of the Chief Credit Officer or the President, while loans over $2.0 million must have the President's approval. Loans over $4.0 million require both the Chief Credit Officer and the President's approval. All loans greater than $6.5 million, or an aggregate exposure of $7.5 million to one borrower, must be approved by the Executive Committee of the Board. Imperial's loan officers are responsible for initial reviews of borrowers, properties, loan terms, and submission of loans to the loan committee. Following loan approval and prior to funding, Imperial's underwriting and processing departments assure that all loan approval terms have been satisfied, that they conform with lending policies (including authorized exceptions), and all required documentation is present and in proper form.

        Servicing and Collections. Imperial's loan servicing operations are designed to provide prompt customer service and accurate and timely information for account followup, financial reporting and management review. Imperial's loans are serviced through the loan administration department located in Imperial's headquarters in Glendale, California. Following the funding of an approved loan, all pertinent loan data is entered into Imperial's data processing system, which provides monthly billing statements, tracks payment performance, and processes contractual interest rate adjustments on variable rate loans. Regular loan service efforts include payment processing and collection followup, as well as tracking the performance of additional borrower obligations with respect to the maintenance of casualty insurance coverage, payment of property taxes and senior liens, if any, and periodically requesting required information, including current borrower and property financial and operating statements. When payments are not received by their contractual due date, collection efforts begin on the 5th day of delinquency with a telephone contact, and proceed to written notices that progress from reminders of the borrower's payment obligation to an advice that a notice of default may be forthcoming. Accounts delinquent for more than 30 days are generally transferred to Imperial's asset management department which, following a review of the account and management approval, implements a collection or restructure plan or a foreclosure or note sale strategy, and evaluates any potential loss exposure on the asset. Given the levels of delinquent and nonperforming real estate secured loans Imperial has serviced and disposed of in the past three years, management believes that Imperial has developed significant expertise in resolving problem loans.

NONPERFORMING ASSETS AND OTHER LOANS OF CONCERN

        At December 31, 1997, nonperforming assets, consisting of nonaccrual loans and OREO, totaled $12.3 million, or 1.21% of total assets. Nonaccrual loans totaled $8.3 million, consisting of 22 loans. Four of these loans had an outstanding balance greater than $0.5 million, and two loans had an outstanding balance greater than $1.0 million. For additional information regarding nonperforming assets, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Risk Elements." In addition to nonperforming loans, as of December 31, 1997, Imperial had 25 loans with an aggregate outstanding loan balance of $10.2 million with respect to which known information about the possible credit problems of the borrowers or the cash flows of the properties securing the loans have caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonperforming loan category. At December 31, 1997, eight of these loans had a book value in excess of $500,000, of which two loans had a book value in excess of $1.0 million.

        The following is a brief discussion of the Company's nonaccrual loans where the remaining principal balance of the loan at December 31, 1997 exceeded $1.0 million.

        Loan Secured by an Apartment Complex (Rancho Cordova, California). This loan originated in 1996 with an original loan amount of $2.9 million and currently has a balance of $2.6 million. The loan was placed on nonaccrual status in June 1997 because of delinquent monthly payments. In November of 1997, the Association received payment of all delinquent principal and interest; however, the loan remains on nonaccrual status pursuant to the Association's policy requiring a period of sustained performance prior to returning a loan to performing status.

        Loan Secured by Three Office Buildings (Northern California, California). This loan originated in 1991 and matured in 1996. The original and current loan amount is $1.2 million. Due to incapacity of the borrower, take-out financing was not arranged prior to the loan's maturity, and the loan has since become an obligation of the borrower's estate. The Company has extended a forbearance agreement, whereby the borrower's estate made a lump-sum payment of $50,000 and is required to make monthly payments of $15,000 until June 1998. The borrower is performing in accordance with the forbearance agreement.

        The following is a brief discussion of the Company's "other loans of concern" where the remaining principal balance of the loan at December 31, 1997 exceeded $1.0 million.

        Loan Secured by an Office Building (Fresno, California). This loan originated in 1995 with an original loan amount of $1.4 million and currently has a balance of $1.3 million. Imperial is monitoring the loan because the borrower filed for bankruptcy due to matters unrelated to the operation of the loan's collateral, as well as delinquent property taxes in the amount of $22,000. The loan is performing in accordance with its repayment terms.

        Loan Secured by a School Facility (Los Angeles, California). This loan originated in 1989 and was renewed in 1992. The original loan amount was $1.5 million and currently has a balance of $1.4 million. Imperial is monitoring the loan because of delinquent taxes in the amount of $133,000, as well as periodic delinquent monthly payments. The loan is performing in accordance with its repayment terms.

CLASSIFIED ASSETS

        Management also uses a loan classification system to help it evaluate the risks inherent in its real estate loan portfolio. Loans are identified as satisfactory, special mention, substandard, doubtful or loss based upon consideration of all sources of repayment, underlying collateral values, current and anticipated economic conditions, trends and uncertainties, and historical experience. Underlying collateral values for real estate dependent loans are supported by property appraisals or evaluations. Imperial reviews its loan classifications on at least a monthly basis. At December 31, 1997, Imperial classified $0.4 million of loans as doubtful, $14.5 million as substandard, and $3.6 million as special mention. Of the 41 loans comprising the $14.9 million in substandard and doubtful loans, 22 loans totaling $8.3 million were included in the nonperforming table in "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Credit Risk Elements", and the balance was included in the $10.2 million of "other loans of concern," discussed above.

FUNDING SOURCES

        The primary source of funding for Imperial's lending operations and investments are investment certificates, which are functionally equivalent to deposits at banks and savings and loan associations and are hereinafter referred to as "deposits." Imperial's deposits are federally insured by the FDIC to the extent permitted by law. Imperial's deposits are substantially all in the form of term investment certificates that pay fixed rates of interest for periods ranging from 90 days to five years. Imperial also offers variable rate passbook accounts and a variable rate money market account with limited checking features. As with many other thrift and loans in California, Imperial's strategy with all deposit accounts is to offer rates significantly above those customarily offered by other financial institutions in its market. Imperial has generally accumulated deposits by relying on renewals of term accounts by existing depositors, participating in deposit rate surveys which list Imperial among the higher rate paying insured institutions, and periodically advertising in various local market newspapers and other media. Imperial is able to pursue this strategy by operating a savings branch system offering fewer products and services than many institutions. Because Imperial does not provide demand checking accounts, safe deposit boxes, money orders, trust services, and various other retail banking services, management believes its staffing and overhead costs are significantly lower than banks and savings institutions. Management further believes that its deposits are a reliable funding source and that the cost of funds resulting from Imperial's deposit gathering strategy is comparable to those of other thrift and loan companies pursuing a similar strategy. However, because Imperial competes for deposits primarily on the basis of rates, Imperial could experience difficulties in attracting deposits if it could not continue to offer deposit rates at levels above those of banks and savings institutions. Management also believes that any efforts to significantly increase the size of its deposit base may require greater marketing efforts and/or increases in deposit rates to the higher levels of the deposit rate surveys in which Imperial participates or to acquire additional brokered deposits. At December 31, 1997, brokered deposits totaled $67.0 million or 7.9% of total deposits. For information concerning overall deposits outstanding during the periods indicated and the rates paid thereon, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Interest Income."

        Imperial has also used advances from the FHLB as a funding source. Imperial became a member of the FHLB in 1994 and was subsequently approved for a credit line of up to 25% of its total assets. FHLB advances are collateralized by pledges of qualifying investment securities, mortgage-backed securities and whole loan collateral. At December 31, 1997, FHLB advances outstanding totaled $61.5 million, and the remaining available borrowing capacity, based on the loans and securities pledged as collateral, totaled $38.3 million. Additionally, Imperial also has uncommitted, unsecured lines of credit with two banks renewable daily in the amount of $30.0 million. These lines of credit were not utilized during 1997. See "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Notes 2, 3 and 8."

OTHER BUSINESS ACTIVITIES

        ITLA Funding Corporation. In October 1996, the Company established Funding, a Delaware corporation, formed to originate commercial real estate loans for sale in the secondary market. Funding has entered into real estate loan sale agreements with third parties to sell loan originations as part of their securitization offerings. Funding has established a national sales platform of 17 locations operating from its Encino, California headquarters. During 1997, Funding originated $86.4 million of loans which were placed with brokerage firms to be pooled into commercial mortgage-backed securities, and originated $32.2 million of loans on behalf of Imperial.

        Automobile Finance Contracts. Prior to 1996, Imperial was in the business of purchasing automobile finance contracts. During late 1995, Imperial decided to discontinue this activity and in 1996 Imperial sold substantially all its automobile finance contract portfolio. Management has no current plans to reenter this business.

        Management intends to evaluate the feasibility of the Company entering other financial related businesses. There can be no assurance, however, that the Company will elect to enter such additional businesses or, if it does, that it will achieve favorable results in any such activities.

REGULATION

        Imperial is subject to supervision and regulation by the Department of Financial Institutions of the State of California ("DFI") and, as an insured institution, by the FDIC. ITLA Capital is not a bank holding company and is not directly regulated or supervised by the DFI, the FDIC, the Federal Reserve Board or any other bank regulatory authority, except with respect to the general regulatory and enforcement authority of the DFI and the FDIC over transactions and dealings between ITLA Capital and Imperial, and except with respect to both the specific limitations regarding ownership of the capital stock of the parent corporation of any thrift and loan, and the specific limitations regarding the payment of dividends from Imperial. Prior to July 1, 1997, Imperial was regulated by the California Department of Corporations ("CDOC").

        CALIFORNIA LAW

        The thrift and loan business conducted by Imperial is governed by the California Industrial Loan Law and the rules and regulations of the DFI which, among other things, regulate the issuance of certain thrift deposits as well as the collateral requirements and maximum maturities of the various type of loans that are permitted to be made by California-chartered industrial loan companies ("thrift and loan companies").

        Subject to restrictions imposed by applicable California law, Imperial is permitted to make secured and unsecured consumer and nonconsumer loans. The maximum term for repayment for loans made by thrift and loan companies ranges up to 40 years and 30 days depending upon the type of collateral and priority of secured position, if any. Although nonconsumer secured loans of fewer than ten years may generally be repaid in unequal periodic payments, consumer loans must generally be repaid in substantially equal periodic payments. California law limits lending activities outside of California by thrift and loan companies to no more than 20% of total assets. Such amount may be increased to 40% with the approval of the DFI. At December 31, 1997, 13.7% of Imperial's total assets consisted of loans or obligations made outside the state of California.

        California law contains extensive requirements for the diversification of the loan portfolios of thrift and loan companies. A thrift and loan with outstanding investment certificates may not, among other things, place more than 25% of its loans or other obligations in loans or obligations which are secured only partially, but not primarily, by real property; may not make any one loan secured primarily by improved real property which exceeds 20% of its paid-up and unimpaired capital stock and surplus not available for dividends (10% for unimproved property); may not lend an amount in excess of 5% of its paid-up and unimpaired capital stock and surplus not available for dividends upon the security of the stock of any one corporation (and that stock may not exceed 10% of outstanding stock of the corporation); may not make loans to, or hold the obligations of, any one person as primary obligor in an aggregate principal amount exceeding 20% of its paid-up and unimpaired capital stock and surplus not available for dividends (5% if the loans are unsecured); may not have outstanding leases which exceed 20% of its aggregate net loans and obligations including direct lease obligations; and may have no more than 70% of its total assets in loans which have remaining terms to maturity in excess of seven years and are secured solely or primarily by real property. At December 31, 1997, Imperial satisfied all of these requirements. Based on the existing loans in Imperial's portfolio at December 31, 1997, Imperial's ratio of loans secured solely or primarily by real property with terms in excess of seven years to assets was approximately 50.5%. Management believes that Imperial can maintain compliance with such regulatory requirements by managing the mix of its assets and loans without any material adverse impact on earnings or liquidity.

        A thrift and loan generally may not make any loan to, or hold an obligation of, any of its directors or officers or any director or officer of its holding company or affiliates, except in specified cases and subject to regulation by the DFI. A thrift and loan also may not make any loan to, or hold any obligation of, any of its shareholders or any shareholder of its holding company or affiliates, except that this prohibition does not apply to persons who own less than 10% of the stock of a holding company or affiliates which are listed on a national securities exchange. Any person who wishes to acquire 10% or more of the capital stock or capital of a California thrift and loan company or 10% or more of the voting capital stock or other securities giving control over management of its parent company must obtain the prior written approval of the DFI.

        A thrift and loan is subject to certain leverage limitations which are not generally applicable to commercial banks or savings and loan associations. In particular, thrift and loans may not have outstanding at any time investment certificates that exceed 20 times paid-up and unimpaired capital and surplus. Under California law, thrift and loans that desire to increase their leverage must meet specified minimum standards for liquidity reserves in cash, loan loss reserves, minimum capital stock levels and minimum unimpaired paid-in surplus levels. For example, in order for a thrift and loan to increase its deposits to more than 15 times the aggregate amount of its paid-up and unimpaired capital and unimpaired surplus not available for dividends, the thrift must among other things maintain a liquidity reserve in cash or cash equivalents equal to 1.5% of its total investment certificates outstanding, maintain its capital stock not less than $1.25 million, and maintain its unimpaired paid-in surplus not less than $750,000. At December 31, 1997, Imperial's total deposits were 8.7 times its paid-up and unimpaired capital and unimpaired surplus not available for dividends. In addition, at December 31, 1997, Imperial maintained a liquidity reserve in cash or cash equivalents equal to 18.8% of its total deposits outstanding and its allowance for credit losses was $12.2 million.

        Thrift and loan companies are not permitted to borrow, except by the sale of investment or thrift certificates, in an amount exceeding 300% of its outstanding capital stock, surplus and undivided profits, without the DFI's prior consent. All amounts borrowed in excess of 150% of its outstanding capital stock, surplus and undivided profits must be unsecured borrowings or, if secured, approved in advance by the DFI, and be included as investment or thrift certificates for purposes of computing the maximum amount of certificates a thrift and loan may issue. However, collateralized FHLB advances are excluded for this test of secured borrowings and are not specifically limited by California law. Imperial had $61.5 million of outstanding borrowings at December 31, 1997, consisting solely of collateralized FHLB advances.

        Thrift and loan companies are generally limited to investments, other than loans, that are legal investments for commercial banks. California commercial banks are prohibited from investing an amount exceeding 15% of shareholders' equity in the securities of any one issuer, except for specified obligations of the United States, California, and local governments and agencies thereof. A thrift and loan company may acquire real property only in satisfaction of debts previously contracted, pursuant to certain foreclosure transactions or as may be necessary for the transaction of its business, in which case such investment is limited to one-third of a thrift and loan's paid-up capital stock and surplus not available for dividends. Imperial complied with these requirements at December 31, 1997.

        Although investment authority and other activities that may be engaged in by Imperial generally are prescribed under the California Industrial Loan Law, certain provisions of the Federal Deposit Insurance Act ("FDIA") may limit Imperial's ability to engage in certain activities that otherwise are authorized under the California Industrial Loan Law. See "Federal Law - Restrictions on Imperial's Activities and Investments."

        A thrift and loan is not permitted to declare dividends on its capital stock unless it has at least $750,000 of unimpaired capital plus additional capital of $50,000 for each branch office maintained. In addition, no distribution of dividends is permitted unless: (i) such distribution would not exceed a thrift and loan's retained earnings, or (ii) in the alternative, after giving effect to the distributions the sum of a thrift and loan's assets (net of goodwill, capitalized research and development expenses and deferred charges) would not be less than 125% of its liabilities (net of deferred taxes, income and other credits). See "Federal Law - Prompt Corrective Action Requirements".

        A thrift and loan is likewise prohibited from paying dividends from that portion of capital that has been restricted for dividend payment purposes by its bylaws or by resolution of its board of directors. The amount of restricted capital maintained by a thrift and loan provides the basis for establishing the maximum amount that a thrift and loan may lend to one single borrower. Accordingly, a thrift and loan typically restricts as much capital as necessary to achieve its desired loan to one borrower limit, which in turn restricts the funds available for the payment of dividends. Imperial's Board has passed a resolution requiring Imperial to maintain a Tier 2 capital ratio of not less than 10%.

        FEDERAL LAW

        Imperial's deposits are insured by the Bank Insurance Fund ("BIF") of the FDIC to the full extent permissible by law. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports, and generally supervises the operations of institutions to which it provides deposit insurance. The FDIC is also the federal agency charged with regulating state-chartered banks that are not members of the Federal Reserve System. For this purpose, Imperial is considered to be a state-chartered nonmember bank. Imperial is subject to the rules and regulations of the FDIC to the same extent as FDIC-insured state-chartered commercial banks. In addition to the approval of the DFI, the approval of the FDIC is required prior to any merger, consolidation or acquisition of control of Imperial, and prior to the establishment or relocation of a branch office facility of Imperial. Any person who wishes to acquire control of Imperial must obtain the consent of both the FDIC and the DFI.

        Regulatory Capital Requirements. Federally-insured, state-chartered banks, including thrift and loans, such as Imperial, are required to maintain minimum levels of regulatory capital. The FDIC also is authorized to impose capital requirements in excess of these standards on individual banks on a case-by-case basis.

        Imperial is required to comply with three separate minimum capital requirements: a "Tier 1 capital ratio" or Leverage Ratio and two "risk-based" capital requirements. "Tier 1 capital" generally includes common shareholders' equity (including retained earnings), qualifying noncumulative perpetual preferred stock and any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries, less intangible assets, other than properly valued purchased mortgage servicing rights up to certain specified limits and less net deferred tax assets in excess of certain specified limits. At December 31, 1997, Imperial did not have any net deferred tax assets in excess of the specified limits.

        Tier 1 Capital Ratio (Leverage Ratio). FDIC regulations establish a minimum 3.0% ratio of Tier 1 capital to total average assets for the most highly-rated state-chartered, FDIC-supervised banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, FDIC-supervised banks, which effectively imposes a minimum Tier 1 capital ratio for such other banks of between 4.0% to 5.0%. Under FDIC regulations, highly-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. At December 31, 1997, Imperial's required Leverage Ratio was 4.0% and its actual Leverage Ratio was 9.61%.

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

        For purposes of the risk-based capital requirements, "total capital" means Tier 1 capital plus supplementary or Tier 2 capital, so long as the amount of supplementary or Tier 2 capital that is used to satisfy the requirement does not exceed the amount of Tier 1 capital. Supplementary or Tier 2 capital includes, among other things, so-called permanent capital instruments (cumulative or other perpetual preferred stock, mandatory convertible subordinated debt and perpetual subordinated debt), so-called maturing capital instruments (mandatory redeemable preferred stock, intermediate-term preferred stock, mandatory convertible subordinated debt and subordinated debt), and the allowance for credit losses up to a maximum of 1.25% of risk-weighted assets. At December 31, 1997, Imperial's Total Capital Ratio was 12.67%.

        The federal banking agencies also adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The FDIC and the other federal banking agencies have also promulgated final amendments to their respective risk-based capital requirements which would explicitly identify concentration of credit risk and certain risks arising from nontraditional activities, and the management of such risk, as important factors to consider in assessing an institution's overall capital adequacy. The FDIC may now require higher minimum capital ratios based on certain circumstances, including where the institution has significant risks from concentration of credit or certain risks arising from nontraditional activities.

        For regulatory purposes, the federal banking agencies have adopted Statement of Financial Accounting Standards ("SFAS") No. 115, which, among other things, generally adds a new element to shareholders' equity under generally accepted accounting principles ("GAAP") by including net unrealized gains and losses on certain securities. In December 1994, the FDIC issued final amendments to its regulatory capital requirements which require that the net amount of unrealized losses from available for sale equity securities with readily determinable fair values be deducted for purposes of calculating the Tier 1 capital ratio. All other net unrealized holding gains (losses) on available for sale securities are excluded from the definition of Tier 1 capital. At December 31, 1997, Imperial had no available for sale equity securities in its investment portfolio.

        Prompt Corrective Action Requirements. The FDIC has implemented a system requiring regulatory sanctions against state-chartered banks (which, for this purpose, includes Imperial) that are not adequately capitalized, with the sanctions growing more severe the lower the institution's capital. The FDIC has established specific capital ratios for five separate capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized".

        An institution is treated as "well capitalized" if its Total Capital Ratio is 10.0% or more, its Tier 1 Risk-Based Ratio is 6.0% or more, its Leverage Ratio is 5.0% or greater, and it is not subject to any order or directive by the FDIC to meet a specific capital level. An institution will be "undercapitalized" if its Total Capital Ratio is less than 8.0%, its Tier 1 Risk-Based Ratio is less than 4.0%, or if its Leverage Ratio is less than 4.0% (3.0% if the institution receives the highest rating on the composite financial institutions rating system). An institution whose capital falls between the "well capitalized" and "undercapitalized" levels will be treated as "adequately capitalized". An institution will be treated as "significantly undercapitalized" if the above capital ratios are less than 6.0%, 3.0%, or 3.0%, respectively. An institution will be treated as "critically undercapitalized" if its ratio of tangible equity (Tier 1 capital plus cumulative preferred stock minus intangible assets other than purchased mortgage servicing rights) to adjusted total assets is equal to or less than 2.0%. At December 31, 1997, Imperial's capital qualified it for the "well capitalized" category, as its Total Capital, Tier 1 Risk-Based and Leverage Ratios were 12.67%, 11.41% and 9.61%, respectively.

        The FDIC is authorized and, under certain circumstances, required to take certain actions against institutions that fail to meet their capital requirements. The FDIC is generally required to take action to restrict the activities of an "undercapitalized" institution. Any such institution must submit a capital restoration plan and, until such plan is approved by the FDIC, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The FDIC is authorized to impose the additional restrictions that are applicable to "significantly undercapitalized" institutions.

        As a condition to the approval of the capital restoration plan, any company controlling an "undercapitalized" institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

        Any institution that fails to comply with its capital plan or is "significantly undercapitalized" must be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the institution. A "critically undercapitalized" institution is subject to further mandatory restrictions on its activities in addition to those applicable to "significantly undercapitalized" associations. In addition, the FDIC must appoint a receiver or conservator for an institution, with certain limited exceptions, within 90 days after it becomes "critically undercapitalized". Any "undercapitalized" institution is also subject to the general enforcement authority of the FDIC, including the appointment of a conservator or a receiver.

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

        New Safety and Soundness Standards. The federal banking agencies adopted final guidelines establishing standards for safety and soundness. The guidelines set forth operational and managerial standards relating to, for example, internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, fees and benefits. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

        FDIC Insurance Assessments. The FDIC assesses deposit insurance premiums under a risk-based assessment system, which is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. Under the risk-based assessment system, a BIF member institution such as Imperial is categorized into one of three capital categories ("well capitalized", "adequately capitalized", and "undercapitalized") and one of three categories based on supervisory evaluations by its primary federal regulator (in Imperial's case, the FDIC). The FDIC's assessment rates for BIF-insured institutions range from zero to 27 basis points per $100 of domestic deposits. For the fiscal year ended December 31, 1997, Imperial paid no BIF assessment to the FDIC.

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

        Memorandum of Understanding. From March 1, 1993 until March 11, 1996, Imperial had operated under a Memorandum of Understanding ("MOU") between Imperial, the FDIC and CDOC. A MOU is an informal administrative action designed to address and correct weaknesses identified by supervisory agencies. MOUs are utilized with institutions considered to be of supervisory concern but which have not deteriorated to the point where formal administrative action is warranted. The FDIC utilizes MOUs where it believes that the problems have been adequately identified and that the institution will, in good faith, move to correct the problems. Although a MOU is not a legally enforceable agreement, an institution's failure to comply with the provisions of a MOU, or a continued deterioration of the areas addressed in the MOU, may lead to more formal administrative action. The MOU required, among other things, that Imperial: (a) continue to maintain a Leverage Ratio of at least 7.5%; (b) increase its allowance for credit losses; (c) maintain management acceptable to the FDIC and CDOC; (d) not pay cash dividends without prior approval of the FDIC and CDOC;
(e) establish a plan for the further reduction of assets classified in the examination; (f) reduce its dependence on volatile liabilities; and (g) effect further revisions and enhancements to a variety of policies and procedures, including internal loan review, funds management, and interest rate risk policies and procedures. Because Imperial was subjected to the MOU, additions of new directors or senior officers were subject to notice of nondisapproval by the FDIC. In November 1995, the FDIC and CDOC conducted another examination of Imperial as of October 31, 1995. The FDIC's and CDOC's report of this examination did not cite any material deviations from the MOU. Management requested termination of the MOU at the earliest practicable date, which request was granted on March 11, 1996.

        Potential Enforcement Actions. Insured depository institutions, such as Imperial, and their institution-affiliated parties, may be subject to potential enforcement actions by the FDIC and the DFI for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties, and the imposition of restrictions and sanctions under the FDIC's prompt corrective action provisions. Management knows of no pending or threatened enforcement actions against Imperial.

DATA PROCESSING AGREEMENT

        The Company has entered into an agreement with a third party to provide data processing services to the Company, including loan portfolio accounting and transaction processing, deposit account processing and general ledger accounting. The fees under the agreement consist of a base monthly fee which may vary based on the number of accounts processed, as well as other charges based on usage. The initial term of this agreement, entered into in 1994, is for five years, with annual renewals thereafter unless either party gives 180 days prior written notice of intent to terminate. In the event that the Company elects to terminate the contract prior to the expiration of the initial term, a termination fee of approximately 50% of the estimated remaining payments due under the contract would be payable, unless the third party had committed significant events of default under the agreement. Charges under the agreement totaled approximately $275,000 for 1997. As of December 31, 1997, the estimated remaining payments due under the contract, at current portfolio and service levels, were approximately $420,000.


ITEM 2.  PROPERTIES

        The Company leases all of its operating facilities. The Company's only material lease obligation is for Imperial's headquarters office in Glendale, California. This lease extends until 2006 with base annual rental expense of $479,000 for the entire term, plus common area expenses that are subject to annual increases. The following table sets forth certain information regarding the Company's facilities.



                                                                                                 YEAR CURRENT
                                                                                       SQUARE     LEASE TERM
        LOCATIONS                             OFFICE USES                              FOOTAGE      EXPIRES
        ---------                             -----------                              -------   ------------
 La Jolla, CA                Headquarters                                              5,807        2003
 La Jolla, CA                Real estate lending, savings                              4,551        1999
 Glendale, CA                Imperial's headquarters, real estate lending, savings    23,498        2006
 Beverly Hills, CA           Savings                                                   2,218        1998
 Costa Mesa, CA              Real estate lending, savings                              3,493        2000
 Encino, CA                  Funding's headquarters, savings                           5,298        2004
 Las Vegas, NV               Real estate lending                                         800        1998
 Citrus Heights, CA          Real estate lending                                         545        1998
 San Francisco, CA           Real estate lending, savings                              5,005        2002
 San Jose, CA                Real estate lending                                         962        1999


        The Company's other out-of-state operations are conducted from executive suite facilities. For additional information regarding the Company's premises, see "Item 8. Financial Statement and Supplementary Data - Notes to Consolidated Financial Statements - Note 12."

        Management believes that the Company's present facilities are adequate for its current needs, and that alternative or additional space, if necessary, will be available on reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     The Company is party to certain legal proceedings incidental to its business. Management believes that the outcome of such proceedings, in the aggregate, will not have a material effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Nasdaq national market system under the symbol "ITLA". At December 31, 1997, there were approximately 12 holders of record of Company common stock and 7,697,984 shares outstanding.

     The following table sets forth, for the periods indicated, the range of high and low trade prices for Company common stock quoted on Nasdaq. Stock price data on Nasdaq reflects interdealer prices, without retail mark-up, mark-down or commission.

------------------------------------------------------------
                        MARKET PRICE
------------------------------------------------------------
                                               AVERAGE DAILY
                  HIGH       LOW      CLOSE    CLOSING PRICE
------------------------------------------------------------
1997
  4th Quarter    $ 21.25   $ 17.38   $ 19.25      $ 19.24
  3rd Quarter    $ 20.25   $ 15.75   $ 20.25      $ 17.87
  2nd Quarter    $ 16.25   $ 14.00   $ 16.25      $ 14.80
  1st Quarter    $ 17.25   $ 14.00   $ 14.88      $ 15.45

1996
  4th Quarter    $ 15.00   $ 13.38   $ 15.00      $ 14.42
  3rd Quarter    $ 14.50   $ 12.63   $ 13.63      $ 13.40
  2nd Quarter    $ 15.25   $ 13.25   $ 14.75      $ 14.25
  1st Quarter    $ 14.00   $ 11.75   $ 14.00      $ 13.04

QUARTERLY OPERATIONS (UNAUDITED)

     The following table includes supplementary quarterly operating results and per share information for the past two years. The data presented should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with "Item 8. Financial Statements and Supplementary Data" included elsewhere in this report.

----------------------------------------------------------------------------------------------------------------------
                                                                               FOR THE QUARTER ENDED
----------------------------------------------------------------------------------------------------------------------
                                                              MARCH 31      JUNE 30      SEPTEMBER 30      DECEMBER 31
----------------------------------------------------------------------------------------------------------------------
                                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1997
  Net interest income                                         $ 9,687       $9,818         $ 10,780         $ 11,522
  Provision for estimated credit losses                           600          250            1,050            1,400
  Provision for valuation allowance                                 -          350                -                -
  Total noninterest income                                        348          344              228              720
  General and administrative expense                            4,511        4,398            4,504            4,819
  Real estate operations, net                                      15           63               45              310
  Provision for income taxes                                    2,003        2,087            2,221            2,344
  Net income                                                    2,906        3,014            3,188            3,369
  Basic earnings per share                                    $  0.37       $ 0.39         $   0.41         $   0.44
  Diluted earnings per share                                  $  0.36       $ 0.38         $   0.40         $   0.42

1996
  Net interest income(1)                                      $ 8,554       $8,456         $  8,834         $  9,655
  Provision for estimated credit losses                         1,721        1,100              950            1,100
  Provision for valuation allowance                                 -            -                -              700
  Total noninterest income(1)                                     218          287              123               23
  General and administrative expense                            2,739        3,497            3,621            3,229
  Real estate operations, net                                     687          350               62              (50)
  Provision for income taxes                                    1,385        1,427            1,729            1,879
  Net income                                                    2,240        2,369            2,595            2,820
  Basic earnings per share                                    $  0.37       $ 0.32         $   0.33         $   0.36
  Diluted earnings per share                                  $  0.37       $ 0.32         $   0.33         $   0.35

(1) Amounts differ from previously reported information because of reclassifications made to conform to the presentation in the current period.

ITEM 6. SELECTED FINANCIAL DATA

     The following condensed statements of operations and financial condition and selected performance ratios as of December 31, 1997, 1996, 1995, 1994 and 1993 and for the years then ended have been derived from the audited consolidated financial statements of the Company. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

-------------------------------------------------------------------------------------------------------------------------
                                                                       AS OF AND FOR THE YEARS ENDED DECEMBER 31
-------------------------------------------------------------------------------------------------------------------------
                                                                 1997         1996        1995        1994        1993
-------------------------------------------------------------------------------------------------------------------------
                                                                        (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
CONDENSED STATEMENTS OF OPERATIONS
Total interest income                                         $    85,117   $  69,898   $  62,107   $  54,306   $  50,673
Total interest expense                                             43,310      34,399      29,343      21,732      20,009
-------------------------------------------------------------------------------------------------------------------------
  Net interest income before provisions for valuation
    allowance and estimated credit losses                          41,807      35,499      32,764      32,574      30,664
Provision for estimated credit losses                               3,300       4,871      13,098       6,731       5,905
Provision for valuation allowance on loans held for sale              350         700       4,774           -           -
-------------------------------------------------------------------------------------------------------------------------
  Net interest income after provisions for valuation
    allowance and estimated credit losses                          38,157      29,928      14,892      25,843      24,759
-------------------------------------------------------------------------------------------------------------------------
Noninterest income                                                  1,640         651       1,075       1,491       2,751
-------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
  Compensation and benefits                                         8,511       5,723       7,313       7,044       6,860
  Occupancy and equipment                                           2,444       1,929       2,230       2,601       1,874
  Other general and administrative expenses                         7,277       5,434       5,717       6,575       5,628
  Real estate operations, net                                         433       1,049       5,070       4,381       5,076
-------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                      18,665      14,135      20,330      20,601      19,438
-------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision (benefit) for income taxes          21,132      16,444      (4,363)      6,733       8,072
Provision (benefit) for income taxes                                8,655       6,420      (1,960)      2,729       3,223
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                             $    12,477   $  10,024   $  (2,403)  $   4,004   $   4,849
=========================================================================================================================
Basic earnings (loss) per share(1)                            $      1.61   $    1.38   $   (0.52)  $    0.93   $    1.12
=========================================================================================================================
Diluted earnings (loss) per share(1)                          $      1.57   $    1.36   $   (0.52)  $    0.93   $    1.12
=========================================================================================================================
Dividends paid                                                $         -   $       -   $       -   $       -   $       -

CONDENSED STATEMENTS OF FINANCIAL CONDITION
Cash and cash equivalents                                     $   123,885   $  62,599   $  26,095   $  13,817   $  17,001
Investment securities available for sale                           35,281      36,574           -           -           -
Stock in Federal Home Loan Bank                                    11,919       8,349      12,362       3,000           -
Investment and mortgage-backed securities held to maturity         25,132      31,870      56,335      12,690       1,992
Loans held for investment, net(2)                                 750,853     649,836     439,880     467,343     429,399
Loans held for sale, at lower of cost or fair market value         50,544       1,130      55,812           -           -
Interest receivable                                                 4,916       4,411       3,865       3,250       2,814
Other real estate owned, net                                        3,946       5,416       6,103      10,544      13,058
Premises and equipment, net                                         3,169       2,610       3,008       3,586       1,271
Deferred income taxes                                               4,190       3,613       3,309       4,408       5,617
Other assets                                                        2,074       4,035       3,904       2,768       1,651
-------------------------------------------------------------------------------------------------------------------------
    Total assets                                              $ 1,015,909   $ 810,443   $ 610,673   $ 521,406   $ 472,803
=========================================================================================================================
Deposit accounts                                              $   843,813   $ 670,336   $ 494,793   $ 448,557   $ 426,111
Federal Home Loan Bank advances                                    61,500      43,500      54,000      22,700           -
Accounts payable and other liabilities(3)                          11,248       7,789       5,188       6,446       6,994
Shareholders' equity(3)                                            99,348      88,818      56,692      43,703      39,698
-------------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                $ 1,015,909   $ 810,443   $ 610,673   $ 521,406   $ 472,803
=========================================================================================================================
Book value per share(1)                                       $     12.91   $   11.42   $    9.48   $   10.12   $    9.19
=========================================================================================================================

(1) After an 86.4 for 1 stock split effective October 17, 1995.
(2) Loans, net of allowance for credit losses, unearned finance charges and deferred loan origination costs and fees.
(3) The balances of accounts payable and other liabilities and shareholders' equity in the 1995 and 1996 condensed statements of financial condition have been restated. See "Item 8 - Financial Statements and Supplementary
    Data - Notes to Consolidated Financial Statements - Note 15."

------------------------------------------------------------------------------------------------------------------
                                                                   AS OF AND FOR THE YEARS ENDED DECEMBER 31
------------------------------------------------------------------------------------------------------------------
                                                               1997       1996        1995       1994       1993
------------------------------------------------------------------------------------------------------------------
SELECTED PERFORMANCE RATIOS
Return on average assets                                         1.46%      1.44%      (0.44)%     0.79%      1.05%
Return on average shareholders' equity                          13.23      12.86       (5.26)      9.53      12.93
Net interest margin(1)                                           4.94       5.19        6.13       6.64       6.87
Average interest-earning assets to average interest-bearing
  liabilities                                                  112.15     112.14      108.19     107.20     107.47
Noninterest expense to average total assets                      2.19       2.04        3.70       4.06       4.21
Efficiency ratio(2)                                             42.96      39.10       60.08      60.48      58.17
Efficiency ratio excluding real estate operations, net          41.96      36.20       45.10      47.61      42.98
General and administrative expense to average total assets       2.14       1.88        2.78       3.20       3.11
Average shareholders' equity to average assets                  11.06      11.23        8.32       8.28       8.12
Nonperforming assets to total assets                             1.21       1.56        2.14       5.62       4.48
Nonperforming assets held for investment to total assets         1.21       1.46        2.08       5.62       4.48
Allowance for credit losses to loans held for investment,
  net(3)                                                         1.60       1.65        1.81       2.32       2.01
Allowance for credit losses to nonaccrual loans(4)             146.16     169.50      122.45      58.98     108.19
Net loan charge-offs to average loans                            0.28       0.37        3.27       0.97       1.22

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis reviews the financial condition and results of operations of ITLA Capital Corporation ("ITLA Capital" and with its subsidiaries the "Company") and its two wholly-owned subsidiaries, Imperial Thrift and Loan Association ("Imperial" or the "Association") and ITLA Funding Corporation ("Funding"). On October 1, 1996, ITLA Capital was formed and became the sole shareholder of Imperial. Funding was incorporated in September 1996 and commenced operations on January 1, 1997. All references to the Company prior to October 1, 1996 refer only to Imperial.

     The following discussion and analysis is intended to identify the major factors that influenced the financial condition as of December 31, 1997 and 1996 and results of operations of the Company for the years ended December 31, 1997, 1996 and 1995. The Company's principal business involves the origination of loans secured primarily by income producing real estate, located predominately in California. Prior to February 1996, Imperial also purchased automobile finance contracts. During 1996, Imperial sold substantially all of this portfolio. No gain or loss was recognized from this sale.

     Imperial operates mainly in the state of California, which experienced both a recession and a significant decline in property values during the period from 1992 to 1995. These external factors contributed to higher levels of nonperforming assets and associated costs (including provisions for estimated credits losses and other real estate owned ("OREO") expenses) during the period from 1994 to 1996.

     Consolidated net income was $12.5 million, or $1.57 per diluted share, in 1997 compared to $10.0 million, or $1.36 per diluted share, in 1996 and a net loss of $(2.4) million, or $(0.52) per diluted share, in 1995. The increase in net earnings in 1997 was due primarily to increased net interest income, $41.8 million in 1997 compared to $35.5 million in 1996, a reduction in provisions for estimated credit losses and valuation allowance on loans held for sale to an aggregate of $3.7 million in 1997 from $5.6 million in 1996, an increase in fee income from mortgage banking activities, $1.0 million in 1997 compared to zero in 1996, and a reduction in real estate operations, net, to $0.4 million in 1997 compared to $1.0 million in 1996, partially offset by an increase in general and administrative expenses, $18.2 million in 1997 compared to $13.1 million in 1996, and an increase in provision for income taxes, $8.7 million in 1997 compared to $6.4 million in 1996. The increase in net earnings in 1996 was due primarily to increased net interest income, $35.5 million in 1996 compared to $32.8 million in 1995, a reduction in provisions for estimated credit losses and valuation allowance on loans held for sale to an aggregate of $5.6 million in 1996 from $17.9 million in 1995, and a reduction in real estate operations, net, to $1.0 million in 1996 compared to $5.1 million in 1995. General and administrative expense was reduced to $13.1 million in 1996 compared to $15.3 million in 1995. As a result of the Company's profitability, income tax expense increased to $6.4 million in 1996 compared to a $2.0 million benefit in 1995.

     The return on average assets was 1.46% in 1997 compared to 1.44% in 1996 and a negative .44% in 1995. The return on average equity was 13.23% in 1997 compared to 12.86% in 1996 and a negative 5.26% in 1995.

     Average assets totaled $852.6 million in 1997 compared to $694.3 million in 1996, an increase of $158.3 million or 22.8%, largely due to an increase in average loans of $149.2 million or 26.7% and an increase in cash, investments and mortgage-backed securities of $21.9 million or 25.3%. Average assets totaled $694.3 million in 1996 compared to $549.1 million in 1995, an increase of $145.2 million or 26.4%, largely due to an increase in average loans of $68.4 million or 13.9% and an increase in cash, investments and mortgage-backed securities of $81.2 million or 186.7%. The average balance of mortgage-backed securities was $37.8 million in 1996 compared to $1.7 million in 1995, as these securities were purchased late in the fourth quarter of 1995 and therefore had a minimal impact on the Company's average balances in 1995. Total loan production (including the unfunded portion of construction loans) was $442.0 million for the year ended December 31, 1997, consisting of $355.6 million originated or purchased for the portfolio and $86.4 million originated by Funding and sold to third-party investors, compared to $365.2 million and $174.8 million for the years ended December 31, 1996 and 1995, respectively. Average customer deposit accounts totaled $696.5 million in 1997 compared to $556.3 million in 1996, an increase of $140.2 million or 25.2%. This increase was primarily utilized to fund the increase in the loan portfolio. Federal Home Loan Bank ("FHLB") advances averaged $53.7 million in 1997, a slight increase over the average balance of $53.6 million in 1996.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     The following table presents, for the periods indicated, condensed average balance sheet information for the Company, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances for 1997 and 1996 and monthly average balances, which management believes do not differ materially from daily average balances, for 1995. Nonaccrual loans are included in loans receivable.

---------------------------------------------------------------------------------------------------------------------------------
                                                                      YEARS ENDED DECEMBER 31
---------------------------------------------------------------------------------------------------------------------------------
                                              1997                             1996                             1995
---------------------------------------------------------------------------------------------------------------------------------
                                                                                 (4)       (4)                    (4)       (4)
                                   AVERAGE    INCOME/    YIELD/     AVERAGE    INCOME/    YIELD/     AVERAGE    INCOME/    YIELD/
                                   BALANCE    EXPENSE     RATE      BALANCE    EXPENSE     RATE      BALANCE    EXPENSE     RATE
---------------------------------------------------------------------------------------------------------------------------------
                                                                      (DOLLARS IN THOUSANDS)
ASSETS
Cash and investments              $ 108,796   $  5,971    5.49%    $  86,862   $  4,571    5.26%    $  41,790   $  2,286    5.47%
Mortgage-backed securities           28,565      1,836    6.43%       37,813      2,177    5.76%        1,698        103    6.07%
Loans receivable(1):
  Secured by real estate            708,134     77,257   10.91%      548,471     61,423   11.20%      429,494     49,851   11.61%
  Other                                 313         53   16.93%       10,804      1,727   15.98%       61,332      9,867   16.09%
---------------------------------------------------------------------------------------------------------------------------------
        Total loans receivable      708,447     77,310   10.91%      559,275     63,150   11.29%      490,826     59,718   12.17%
---------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning
          assets                    845,808   $ 85,117   10.06%      683,950   $ 69,898   10.22%      534,314   $ 62,107   11.62%
                                              =================                =================                =================
Noninterest-earning assets           17,678                           20,179                           25,328
Allowance for credit losses         (10,847)                          (9,816)                         (10,519)
---------------------------------------------------------------------------------------------------------------------------------
        Total                     $ 852,639                        $ 694,313                        $ 549,123
=================================================================================================================================
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Deposits:
  Savings and passbook accounts   $  67,708   $  3,508    5.18%    $  48,713   $  2,386    4.90%    $  32,611   $  1,477    4.53%
  Time certificates                 628,759     36,698    5.84%      507,598     29,055    5.72%      456,847     27,572    6.04%
---------------------------------------------------------------------------------------------------------------------------------
        Total deposit accounts      696,467     40,206    5.77%      556,311     31,441    5.65%      489,458     29,049    5.93%
FHLB advances                        53,714      3,104    5.78%       53,604      2,958    5.52%        4,426        294    6.64%
---------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing
          liabilities               750,181   $ 43,310    5.77%      609,915   $ 34,399    5.64%      493,884   $ 29,343    5.94%
                                              =================                =================                =================
Noninterest-bearing liabilities       8,144                            6,421                            9,550
Shareholders' equity                 94,314                           77,977                           45,689
---------------------------------------------------------------------------------------------------------------------------------
        Total                     $ 852,639                        $ 694,313                        $ 549,123
=================================================================================================================================
Net interest spread(2)                                    4.29%                            4.58%                            5.68%
=================================================================================================================================
Net interest income before
  provisions for estimated
  credit losses and valuation
  allowance                                   $ 41,807                         $ 35,499                         $ 32,764
=================================================================================================================================
Net interest margin(3)                                    4.94%                            5.19%                            6.13%
=================================================================================================================================

(1) Before allowance for credit losses and net of deferred loan fees and other unearned income. Net loan fee amortization of $2.2 million, $2.1 million and $2.3 million was included in net interest income for 1997, 1996 and 1995, respectively.
(2) Average yield on interest-earning assets minus average rate paid on interest-bearing liabilities.
(3) Net interest income divided by total average earning assets.
(4) The yield on loans receivable for 1996 and 1995 differs from amounts previously disclosed due to reclassifications made to conform to the 1997 presentation.

     The Company's primary source of revenue is net interest income. The Company's net interest income is affected by (i) the difference between the yields recognized on interest-earning assets, such as loans and investments, and the interest rates paid on interest-bearing liabilities (referred to as "net interest spread"), which consist of deposits and FHLB advances, and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive net interest spread will generate net interest income; if interest-bearing liabilities exceed interest-earning assets, the Company may incur a decline in net interest income even when the net interest spread is positive. For 1997, 1996 and 1995, the Company's ratio of average interest-earning assets to average interest-bearing liabilities was 112.7%, 112.1% and 108.2%, respectively.

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

---------------------------------------------------------------------------------------------------------------------------
                                                                  1997 VS. 1996                      1996 VS. 1995
---------------------------------------------------------------------------------------------------------------------------
                                                         INCREASE (DECREASE)                 INCREASE (DECREASE)
                                                               DUE TO:                             DUE TO:
---------------------------------------------------------------------------------------------------------------------------
                                                          VOLUME       RATE       TOTAL      VOLUME       RATE       TOTAL
---------------------------------------------------------------------------------------------------------------------------
                                                                                   (IN THOUSANDS)
Interest earned on:
  Loans receivable, net                                  $ 15,888    $ (1,728)   $ 14,160    $ 8,758    $ (5,326)   $ 3,432
  Investment securities                                     1,224         176       1,400      2,456        (171)     2,285
  Mortgage-backed securities                                 (495)        154        (341)     2,295        (221)     2,074
---------------------------------------------------------------------------------------------------------------------------
    Total increase (decrease)                              16,617      (1,398)     15,219     13,509      (5,718)     7,791
---------------------------------------------------------------------------------------------------------------------------
Interest paid on:
  Deposit accounts                                          8,159         606       8,765      3,897      (1,505)     2,392
  FHLB advances                                                 4         142         146      3,263        (599)     2,664
---------------------------------------------------------------------------------------------------------------------------
    Total increase (decrease)                               8,163         748       8,911      7,160      (2,104)     5,056
---------------------------------------------------------------------------------------------------------------------------
    Increase (decrease) in net interest income           $  8,454    $ (2,146)   $  6,308    $ 6,349    $ (3,614)   $ 2,735
===========================================================================================================================

1997 Compared to 1996

     Net interest income totaled $41.8 million in 1997 compared to $35.5 million in 1996, an increase of $6.3 million or 17.8%. The increase in net interest income was due primarily to growth in average earning assets, which increased from $683.9 million in 1996 to $845.8 million in 1997, partially offset by a decline in the average yield earned on loans.

     Interest income totaled $85.1 million in 1997 compared to $69.9 million in 1996, an increase of $15.2 million or 21.8%. Interest and fee income from loans receivable totaled $77.3 million in 1997 compared to $63.2 million in 1996, an increase of $14.2 million or 22.4%. Interest and fee income from loans increased due to higher loan volume in 1997 partially offset by a decline in loan yield. The average balance of loans receivable was $708.4 million in 1997 compared to $559.3 million in 1996, an increase of $149.2 million or 26.7%. The average yield on loans receivable was 10.91% in 1997 compared to 11.29% in 1996. The decline in loan yield is due to the pricing of real estate loans in response to competitive factors and the Company's emphasis on attempting to manage credit risk. The continued origination of lower yielding real estate loans could result in the Company achieving lower average yields in future operating periods. Interest income from mortgage-backed securities totaled $1.8 million in 1997 compared to $2.2 million in 1996, a decrease of $0.4 million, due to a decline in the average outstanding balance partially offset by an increase in yield. The average balance of mortgage-backed securities declined to $28.6 million in 1997 from $37.8 million in 1996, due to principal repayments received. The yield on the mortgage-backed securities was 6.43% in 1997 compared to 5.76% in 1996, due to increased yields from the underlying adjustable rate mortgages and reduced amortization of purchase premiums due to lower prepayments in 1997 compared to 1996. Interest income from cash and investments totaled $6.0 million in 1997 compared to $4.6 million in 1996, an increase of $1.4 million or 30.6%, due primarily to an increased average outstanding balance and an increase in yield. The average balance of cash and investment securities was $108.8 million in 1997 compared to $86.9 million in 1996, an increase of $21.9 million or 25.3%. The average yield on cash and investment securities was 5.49% in 1997 compared to 5.26% in 1996.

     Interest expense totaled $43.3 million in 1997 compared to $34.4 million in 1996, an increase of $8.9 million or 25.9%. Interest expense from deposit accounts totaled $40.2 million in 1997 compared to $31.4 million in 1996, an increase of $8.8 million or 27.9%, due to increases in both the volume of deposit accounts and in the average rate paid on deposits. The average balance of deposits was $696.5 million in 1997 compared to $556.3 million in 1996, an increase of $140.2 million or 25.2%, as the Company increased deposits to fund growth in the loan portfolio. The average rate paid on deposits was 5.77% in 1997 compared to 5.65% in 1996. Interest expense from FHLB advances totaled $3.1 million in 1997 compared to $3.0 million in 1996, due primarily to an increase in the average rate from 5.52% in 1996 to 5.78% in 1997.

1996 Compared to 1995

     Net interest income totaled $35.5 million in 1996 compared to $32.8 million in 1995, an increase of $2.7 million or 8.3%. The increase in net interest income was due to growth in average earning assets, which increased from $534.3 million in 1995 to $683.9 million in 1996, offset by a decline in the net interest margin from 6.13% in 1995 to 5.19% in 1996. This decline in the net interest margin was primarily due to the sale of the higher yielding automobile finance contracts in 1996 and the amortization of higher yielding loans originated in prior years.

     Interest income totaled $69.9 million in 1996 compared to $62.1 million in 1995, an increase of $7.8 million or 12.5%. Interest and fee income from loans receivable totaled $63.2 million in 1996 compared to $59.7 million in 1995, an increase of $3.4 million or 5.7%. Interest and fee income from loans increased due to higher loan volume in 1996 partially offset by a decline in loan yield. The average balance of loans receivable was $559.3 million in 1996 compared to $490.8 million in 1995, an increase of $68.4 million or 13.9%. The average yield on loans receivable was 11.29% in 1996 compared to 12.17% in 1995. The decline in loan yield was due to the sale of approximately $54.0 million of higher yielding automobile loans during the first quarter of 1996, as well as a decline in yields on real estate loans originated in 1996 compared to prior years. Interest income from mortgage-backed securities totaled $2.2 million in 1996 compared to $0.1 million in 1995, an increase of $2.1 million, due to an increase in the average outstanding balance partially offset by a reduction in yield. The average balance of mortgage-backed securities was $37.8 million in 1996 compared to $1.7 million in 1995, as these securities were purchased late in the fourth quarter of 1995 and therefore had a minimal impact in 1995. The yield on the mortgage-backed securities was 5.76% in 1996 compared to 6.07% in 1995, as higher than anticipated principal prepayments on the underlying pools of mortgages resulted in the Company accelerating premium amortization in 1996. Interest income from cash and investments totaled $4.6 million in 1996 compared to $2.3 million in 1995, an increase of $2.3 million or 100%, due to an increased average outstanding balance partially offset by a reduction in yield. The average balance of cash and investment securities was $86.9 million in 1996 compared to $41.8 million in 1995, an increase of $45.1 million or 107.9%. The average yield on cash and investment securities was 5.26% in 1996 compared to 5.47% in 1995.

     Interest expense totaled $34.4 million in 1996 compared to $29.3 million in 1995, an increase of $5.1 million or 17.2%. Interest expense from deposit accounts totaled $31.4 million in 1996 compared to $29.0 million in 1995, an increase of $2.4 million or 8.2%, due to an increase in volume of deposit accounts offset by a decrease in the average rate paid on deposits. The average balance of deposits was $556.3 million in 1996 compared to $489.5 million in 1995, an increase of $66.8 million or 13.7%, as the Company increased deposits to fund growth in the loan portfolio. The average rate paid on deposits was 5.65% in 1996 compared to 5.93% in 1995. Interest expense from FHLB advances totaled $3.0 million in 1996 compared to $0.3 million in 1995, as the average balance of these advances increased to $53.6 million in 1996 compared to $4.4 million in 1995, while the interest rate paid on FHLB advances declined to 5.52% in 1996 compared to 6.64% in 1995. These advances were acquired in December 1995 to fund the acquisition of the mortgage-backed securities.

PROVISION FOR ESTIMATED CREDIT LOSSES

1997 Compared to 1996

     Provision for estimated credit losses totaled $3.3 million in 1997 compared to $4.9 million in 1996, a reduction of $1.6 million or 32.3%. The reduction in the provision in 1997 reflects the amount of the Company's nonperforming assets and improved economic conditions in the Company's marketplace. Nonperforming assets to total assets declined to 1.2% as of December 31, 1997 from 1.6% as of December 31, 1996. The aggregate amount of nonperforming assets decreased to $12.3 million as of December 31, 1997 from $12.6 million at December 31, 1996. At December 31, 1997, the total allowance for credit losses was $12.2 million or 1.6% of total loans receivable held for investment. See also "Credit Risk Elements -- Allowance for Credit Losses and Nonperforming Assets."

1996 Compared to 1995

     Provision for estimated credit losses totaled $4.9 million in 1996 compared to $13.1 million in 1995, a reduction of $8.2 million or 62.8%. The reduction in the provision in 1996 was due primarily to improved asset quality in the Company's loan portfolio, as the Company disposed of approximately $23.4 million of nonperforming and other potential problem real estate loans in the third quarter of 1995 and approximately $54.0 million of automobile finance contracts held for sale in the first quarter of 1996. As a result of these transactions and improved economic conditions in the Company's marketplace, the asset quality of the remaining loan portfolio, as evidenced by the Company's level of nonperforming loans and delinquency data, improved during 1996 compared to 1995.

PROVISION FOR VALUATION ALLOWANCE ON LOANS HELD FOR SALE

1997 Compared to 1996

     Provision for valuation allowance on loans held for sale totaled $0.4 million in 1997 compared to $0.7 million in 1996, a decrease of $0.3 million or 50.0%. These adjustments represent additional write-downs taken to adjust the carrying value of the remaining unsold automobile finance contracts to their estimated fair market value.

1996 Compared to 1995

     Provision for valuation allowance on loans held for sale totaled $0.7 million in 1996 compared to $4.8 million in 1995, a decrease of $4.1 million or 85.3%. In the fourth quarter of 1995, management marketed the automobile finance contracts via a bulk sale. In connection with this decision, the Company established a valuation allowance of $3.9 million, comprising entirely of previously recognized specific loss allowances, to reduce the carrying value of these loans to their estimated fair market value. After the sale of approximately $54.0 million of these contracts in the first quarter of 1996, the Company recorded a provision for valuation allowance on loans held for sale of $0.7 million to adjust the carrying value of the remaining unsold automobile finance contracts to their estimated fair market value. At December 31, 1996, the carrying amount of the remaining unsold automobile finance contracts, net of market valuation write-downs and unearned discount, was $1.1 million at the lower of cost or estimated fair market value.

NONINTEREST INCOME

     Noninterest income totaled $1.6 million in 1997 compared to $0.7 million in 1996, an increase of $0.9 million or 151.9%. The increase in noninterest income in 1997 was due to the fee income earned by Funding from its initial year of operations. In 1997, Funding originated $86.4 million in loans and recognized $1.0 million of fee income from loans originated on behalf of third-party investors. Funding also originated $32.2 million of loans on behalf of Imperial. No revenues were recognized from these intercompany originations. Noninterest income totaled $0.7 million in 1996 compared to $1.1 million in 1995, a decline of $0.4 million or 27.9%. The decline in noninterest income in 1996 compared to 1995 is due to the decline in late charges and other fees arising from Imperial's portfolio of automobile finance contracts, as this portfolio was substantially disposed of in the first quarter of 1996.

NONINTEREST EXPENSE

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense totaled $18.2 million, $13.1 million and $15.3 million in 1997, 1996 and 1995, respectively.

1997 Compared to 1996

     General and administrative expense totaled $18.2 million in 1997 compared to $13.1 million in 1996, an increase of $5.1 million or 39.3%. Compensation and benefits expense totaled $8.5 million in 1997 compared to $5.7 million in 1996, an increase of $2.8 million or 48.7%. The increase in compensation and benefits expense was due primarily to an increase in staffing, as the number of average full-time equivalent employees ("FTE's") totaled 151 during 1997 compared to 123 during 1996. This increase in FTE's was due primarily to the increase in staff at Funding, which commenced operations in 1997. Compensation and benefits expense also increased in 1997 compared to 1996 due to a nonrecurring benefit in the prior year which reduced the amount of expense recognized by $0.4 million. Occupancy and equipment expense totaled $2.4 million in 1997 compared to $1.9 million in 1996, an increase of $0.5 million or 26.7%. The increase in occupancy and equipment expense was due primarily to the cost of the added facilities occupied by Funding, which totaled $0.3 million in 1997. Other general and administrative expenses totaled $7.1 million in 1997 compared to $5.2 million in 1996, an increase of $1.9 million or 36.2%, due primarily to the general and administrative costs incurred by Funding during its initial year of operations, which totaled $0.9 million, and to an increase in advertising expense incurred as a result of the Company's business expansion activities in 1997, which totaled $0.5 million.

1996 Compared to 1995

     General and administrative expense totaled $13.1 million in 1996 compared to $15.3 million in 1995, a decrease of $2.2 million or 14.2%. Compensation and benefits expense totaled $5.7 million in 1996 compared to $7.3 million in 1995, a decrease of $1.6 million or 21.7%. This decrease was due primarily to a reduction in the number of FTE's. The Company began 1995 with 158 FTE's. This number decreased throughout 1995 to a low of 108 in July 1996 before increasing to 141 FTE's at December 31, 1996. This reduction was due to several strategic initiatives executed by management in late 1995 and 1996, including the centralization of all loan operations, the sale of substantially all of the automobile finance contracts portfolio and the realignment of various departments throughout the organization. Occupancy and equipment expense totaled $1.9 million in 1996 compared to $2.2 million in 1995, a decline of $0.3 million or 13.5%, due primarily to the expiration of leases for the Burbank and Fresno facilities which were not renewed. The Company consolidated the Fresno retail branch with its San Jose branch, while the Burbank location had been unused and was being subleased. FDIC assessment expense totaled $0.2 million in 1996 compared to $0.9 million in 1995, a decrease of $0.7 million or 71.9%. The increased regulatory assessments resulting from the increased average balance of deposit accounts was fully offset by reduced deposit assessment rates as Imperial improved its designation to "well capitalized" in 1996 from "adequately capitalized" in 1995. Institutions designated "well capitalized" have significantly lower FDIC assessments than institutions with other designations. Other general and administrative expenses totaled $5.2 million in 1996 compared to $4.8 million in 1995, an increase of $0.4 million or 7.1%.

YEAR 2000

     The Company is currently in the process of conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" potential issue. The Year 2000 potential issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations. Management anticipates that the enhancements necessary to prepare its systems for the year 2000 will be completed in a timely manner.

     The Company is also aware of the risks to third parties, including vendors (and to the extent appropriate, depositors and borrowers) and the potential adverse impact on the company resulting from failures by these parties to adequately address these risks. The Company has been communicating with its outside data processing service bureau, as well as other third-party service providers (and to the extent appropriate, depositors and borrowers), to assess their progress in evaluating their systems and implementing any corrective measures required by them to be prepared for the year 2000. To date, the Company has not been advised by any of its primary vendors that there are any unmitigated risks regarding potential issues related to the Year 2000. However, no assurance can be given as to the adequacy of any plans or to the timeliness of their implementation.

     The Company anticipates that it may incur internal staff costs as well as consulting and other expenses related to the enhancements necessary to prepare the systems for the Year 2000. Based on the Company's current knowledge and investigations, any expense relating to the Year 2000 potential issues is not expected to have a material impact on the Company's financial position or results of operations.

REAL ESTATE OPERATIONS, NET

     Real estate operations, net, totaled $0.4 million, $1.0 million, and $5.1 million in 1997, 1996 and 1995, respectively.

1997 Compared to 1996

     Real estate operations, net, totaled $0.4 million in 1997 compared to $1.0 million in 1996, a decrease of $0.6 million or 60.0%. The decline in OREO expenses in 1997 compared to 1996 is consistent with the decline in the amount of OREO held during the two periods. The average balance of OREO was $4.2 million in 1997 compared to $6.5 million in 1996. Provision for estimated losses on OREO totaled $0.2 million in 1997 compared to $1.0 million in 1996 and OREO expenses totaled $0.2 million in 1997 compared to $0.4 million in 1996. There was substantially no gain or loss from sales of OREO in 1997 compared to a net gain of $0.4 million in 1996.

1996 Compared to 1995

     Real estate operations, net, totaled $1.0 million in 1996 compared to $5.1 million in 1995, a decrease of $4.1 million or 79.3%. This decrease was due primarily to a decrease in provision for estimated losses on OREO, which totaled $1.0 million in 1996 compared to $4.2 million in 1995. The reduced provision for estimated losses on OREO in 1996 compared to 1995 was due primarily to management's decision to more aggressively market these assets by recording larger provisions for estimated losses on OREO in 1995 to allow for the disposition of OREO properties within three to six months of foreclosure, and thus the potential realization of lower sales prices than were expected to be obtained as a result of longer marketing periods. This decision in 1995 to decrease the holding periods and incur potentially higher costs associated with that strategy was due to a change in asset management philosophy from prior periods, which was based in part on a belief that the short term costs of the strategy may be offset by a reduction in the various carrying costs associated with nonearning assets. As management successfully disposed of the inventory of OREO properties that were marketed in this more aggressive manner in 1995, and as the Company sold $23.4 million of nonperforming and potential problem real estate loans in 1995 before the loans became OREO (see "Results of Operations -- Provision for Estimated Credit Losses"), the Company was able to substantially reduce the amount of provision for estimated losses on OREO in 1996. Management believed this strategy was more cost effective in the long term than holding these assets for extended periods of time.

INCOME TAXES

1997 Compared to 1996

     Provision for income taxes totaled $8.7 million in 1997 compared to $6.4 million in 1996. The effective tax rate was 41.0% in 1997 compared to 39.0% in 1996. The effective rates differed from the applicable statutory federal tax rate due to state income taxes and state income tax credits from nontaxable income on loans located in designated redevelopment and enterprise zones. The effective tax rate increased in 1997 compared to 1996 due to the reduced state tax benefit realized from nontaxable income from redevelopment and enterprise zone loans.

     At December 31, 1997, the Company had net deferred tax assets of $4.2 million. These deferred tax assets related primarily to loss provisions recognized on the Company's financial statements which have not yet been recognized on the Company's income tax returns. The Company has no deferred tax assets relating to net operating loss carryforward deductions. The deferred tax assets are considered fully realizable, as when the temporary differences associated with the deferred tax assets are recognized for income tax purposes, those deductions are expected to be fully offset by future taxable income. Accordingly, the Company has not established a valuation allowance on the deferred tax assets.

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

FINANCIAL CONDITION

GENERAL

     Total assets increased $405.2 million to $1.0 billion at December 31, 1997 from $610.7 million at December 31, 1995, an increase of 66.4%. The increase in assets during this two year period was funded primarily by growth of $349.0 million in deposits, an increase of $43.2 million in shareholders' equity, resulting from the retention of earnings from 1996 and 1997 and the April 1996 public offering resulting in net proceeds of $22.6 million, a $7.5 million increase in FHLB advances and a $5.6 million increase in accounts payable and other liabilities. During this period, the Company increased its efforts to originate real estate loans and discontinued the purchase of automobile finance contracts.

     Total net loans receivable secured by real estate, including loans held for sale, increased by $361.5 million to $801.4 million at December 31, 1997 from $439.9 million at December 31, 1995, an increase of 82.2%, while automobile finance contracts held for sale declined to zero at December 31, 1997 from $50.5 million at December 31, 1995. Cash and investment securities increased by $119.0 million to $159.2 million at December 31, 1997 from $40.2 million at December 31, 1995. Additionally, the Company held $25.1 million and $42.3 million in mortgage-backed securities at December 31, 1997 and 1995, respectively.

At December 31, 1997 Compared with December 31, 1996

     Total assets increased $205.5 million, or 25.4%, to $1.0 billion at December 31, 1997 from $810.4 million at December 31, 1996. This increase was primarily due to a $151.6 million, or 23.3%, increase in net real estate loans receivable, including real estate loans held for sale, to $801.4 million at December 31, 1997 from $649.8 million at December 31, 1996. Asset growth also included increases in cash and investment securities of $59.9 million and in FHLB stock of $3.6 million. These increases were marginally offset by reductions in mortgage-backed securities to $25.1 million from $31.9 million, in OREO to $3.9 million from $5.4 million, and in automobile finance contracts held for sale to zero from $1.1 million, at December 31, 1997 and 1996, respectively. The growth in assets was funded primarily by increases in deposits and FHLB advances of $173.4 million and $18.0 million, respectively, from December 31, 1996 to December 31, 1997. Deposit growth was concentrated in term certificates, which increased from $608.5 million at December 31, 1996 to $767.0 million at December 31, 1997, as well as money market savings and passbook accounts, which increased from $61.8 million at December 31, 1996 to $76.8 million at December 31, 1997. Shareholders' equity increased by $10.5 million, due primarily to the retention of $12.5 million of net income for the year and the issuance of $0.3 million of common stock through exercise of employee stock options and payment of stock bonuses, partially offset by the purchase of $2.3 million of treasury stock.

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

LOANS RECEIVABLE

      The following table shows the comparison of the Company's loan portfolio held for investment and held for sale by major categories as of the dates indicated.

--------------------------------------------------------------------------------------------------------------------------
                                                                                      DECEMBER 31
--------------------------------------------------------------------------------------------------------------------------
                                                               1997         1996         1995         1994         1993
--------------------------------------------------------------------------------------------------------------------------
                                                                                    (IN THOUSANDS)
LOANS HELD FOR INVESTMENT:
    Real estate                                              $ 727,479    $ 644,079    $ 439,778    $ 413,856    $ 375,521
    Construction                                                39,668       22,498       14,396       12,398       10,400
    Automobile finance contracts                                     -            -            -       74,183       72,249
    Direct financing leases                                          -            -            -          319        1,426
--------------------------------------------------------------------------------------------------------------------------
                                                               767,147      666,577      454,174      500,756      459,596
Less:
    Unearned income on automobile finance contracts                  -            -            -      (15,641)     (14,763)
    Deferred loan origination fees and other unearned
      income                                                    (4,116)      (5,856)      (6,189)      (6,696)      (6,634)
--------------------------------------------------------------------------------------------------------------------------
                                                               763,031      660,721      447,985      478,419      438,199
Allowance for credit losses                                    (12,178)     (10,885)      (8,105)     (11,076)      (8,800)
--------------------------------------------------------------------------------------------------------------------------
                                                             $ 750,853    $ 649,836    $ 439,880    $ 467,343    $ 429,399
==========================================================================================================================

LOANS HELD FOR SALE -- AT LOWER OF COST OR FAIR MARKET
  VALUE:
    Real estate                                              $  50,786    $       -    $       -    $       -    $       -
    Automobile finance contracts                                     -        1,291       68,034            -            -
    Direct financing leases                                          -           44           63            -            -
--------------------------------------------------------------------------------------------------------------------------
                                                                50,786        1,335       68,097            -            -
Less:
    Unearned income on automobile finance contracts                  -         (205)     (12,285)           -            -
    Deferred loan origination fees and other unearned
      income                                                      (242)           -            -            -            -
--------------------------------------------------------------------------------------------------------------------------
                                                             $  50,544    $   1,130    $  55,812    $       -    $       -
==========================================================================================================================

     The approximate contractual maturities of loans receivable at December 31, 1997 are as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                                    LOANS MATURING IN
--------------------------------------------------------------------------------------------------------------------------
                                                                                  BETWEEN          GREATER
                                                                LESS THAN         ONE AND         THAN FIVE
                                                                ONE YEAR        FIVE YEARS          YEARS          TOTAL
--------------------------------------------------------------------------------------------------------------------------
                                                                                  (DOLLARS IN THOUSANDS)
Real estate                                                     $ 20,300         $  98,881        $ 659,084      $ 778,265
Construction                                                      33,139             6,529                -         39,668
--------------------------------------------------------------------------------------------------------------------------
                                                                $ 53,439         $ 105,410        $ 659,084      $ 817,933
==========================================================================================================================
Loans with fixed interest rates                                 $ 15,714         $  18,081        $   9,448      $  43,243
Loans with variable interest rates                                37,725            87,329          649,636        774,690
--------------------------------------------------------------------------------------------------------------------------
                                                                $ 53,439         $ 105,410        $ 659,084      $ 817,933
==========================================================================================================================
Percentage with variable rates                                        71%               83%              99%            95%
==========================================================================================================================

     The foregoing tabulation should not be regarded as a forecast of future cash collections because a substantial portion of loans receivable may be renewed or repaid prior to contractual maturity.

      The following table sets forth certain information regarding the real property collateral securing the Company's real estate and construction loans held for investment and held for sale.

------------------------------------------------------------------------------------------------------------------------
                                                                            DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------------------------
                                                  NUMBER                          AVERAGE         PERCENT         NON-
                                                    OF            GROSS            LOAN             OF           ACCRUAL
                                                  LOANS          AMOUNT           BALANCE          TOTAL          LOANS
------------------------------------------------------------------------------------------------------------------------
                                                                          (DOLLARS IN THOUSANDS)
Residential:
  One to four units                                 109         $   7,156        $    65.7           0.9%        $   470
  Five or more units                                185           134,949            729.5          16.5           2,709
-------------------------------------------------------------------------                          ---------------------
    Total residential                               294           142,105            483.4          17.4           3,179
-------------------------------------------------------------------------                          ---------------------
Commercial:
  Office                                            147           134,313            913.7          16.4               -
  Retail                                            286           256,205            895.8          31.3             615
  Industrial / warehouse                            114            62,103            544.8           7.6           1,913
  Special purpose - hotel                            58            66,375          1,144.4           8.1               -
  Mixed-use                                          91            32,834            360.8           4.0             475
  Mobile home parks                                  27            12,882            477.1           1.6               -
  Other                                             148            68,777            464.7           8.4           2,050
-------------------------------------------------------------------------                          ---------------------
    Total commercial                                871           633,489            727.3          77.4           5,053
-------------------------------------------------------------------------                          ---------------------
Land                                                 16             2,671            166.9           0.3             100
Construction                                         21            39,668          1,889.0           4.9               -
-------------------------------------------------------------------------                          ---------------------
    Total land and construction                      37            42,339          1,144.3           5.2             100
-------------------------------------------------------------------------                          ---------------------
  Total loans secured by real estate              1,202         $ 817,933        $   680.5         100.0%        $ 8,332
=========================================================================                          =====================

     The following table sets forth the geographic location of the underlying collateral for the Company's loans secured by real estate held for investment and held for sale.


--------------------------------------------------------------------------------------------------------------
                                                                                DECEMBER 31, 1997
--------------------------------------------------------------------------------------------------------------
                                                                    NUMBER                             PERCENT
                                                                      OF              GROSS              OF
                                                                    LOANS            AMOUNT             TOTAL
--------------------------------------------------------------------------------------------------------------
                                                                              (DOLLARS IN THOUSANDS)
Southern California:
  Los Angeles County                                                  369           $ 224,828            27.5%
  Orange County                                                        69              54,913             6.7
  San Diego County                                                     57              41,053             5.0
  Riverside County                                                     38              24,954             3.1
  All other Southern California Counties                              101              52,254             6.4
--------------------------------------------------------------------------------------------------------------
    Total Southern California                                         634             398,002            48.7
--------------------------------------------------------------------------------------------------------------
Northern California:
  Sacramento County                                                    59              40,804             5.0
  Santa Clara County                                                   47              36,675             4.5
  San Francisco County                                                 38              34,187             4.2
  Fresno County                                                        80              28,408             3.5
  Alameda County                                                       50              27,632             3.4
  Contra Costa County                                                  29              26,951             3.3
  All other Northern California Counties                              168              86,177            10.4
--------------------------------------------------------------------------------------------------------------
    Total Northern California                                         471             280,834            34.3
--------------------------------------------------------------------------------------------------------------
Outside California:
  Arizona                                                              39              47,097             5.8
  Nevada                                                               34              49,657             5.9
  Colorado                                                              6              11,177             1.4
  Oregon                                                                5               9,755             1.2
  Washington                                                            5              12,845             1.6
  Texas                                                                 3               3,065             0.4
  All other Outside California                                          5               5,501             0.7
--------------------------------------------------------------------------------------------------------------
    Total Outside California                                           97             139,097            17.0
--------------------------------------------------------------------------------------------------------------
    Total loans secured by real estate                              1,202           $ 817,933           100.0%
==============================================================================================================

     Although the Company generally seeks to limit risks associated with its portfolio of real estate and construction loans through a geographic dispersion and by varying the types of underlying collateral, significant risk concentrations still remain. Concentrations of loans in certain geographic regions, for example, cause the Company's risk associated with these loans to be closely associated with the general economic and social environment of the region. Thus, localized economic and competitive conditions, natural disasters or social conditions all may affect the values of collateral located within a particular geographic area. In addition, certain types of collateral properties may be more or less susceptible to changes in prevailing economic, competitive or social conditions.

     The following table sets forth certain information with respect to the Company's originations and loans receivable.

---------------------------------------------------------------------------------------------------------------------
                                                                       AS OF AND FOR THE YEARS ENDED DECEMBER 31
---------------------------------------------------------------------------------------------------------------------
                                                                      1997                1996                1995
---------------------------------------------------------------------------------------------------------------------
                                                                                 (DOLLARS IN THOUSANDS)
Gross real estate loans originated by Funding on behalf of
  third-party investors                                             $  86,389           $       -           $       -
Gross real estate loans originated and retained in the
  Company's portfolio                                               $ 351,832           $ 303,091           $ 156,525
Gross real estate loans purchased                                   $   3,736           $  62,093           $  18,282
Gross real estate loans, end of period                              $ 817,933           $ 666,577           $ 454,174
Weighted-average portfolio yield                                        10.91%              11.20%(1)           11.61%(1)
Average size of loans originated and retained in the
  Company's portfolio                                               $   1,530           $   1,493           $     776
---------------------------------------------------------------------------------------------------------------------

(1) The yield on loans receivable for 1996 and 1995 differs from amounts previously disclosed due to reclassifications made to conform to the 1997 presentation.

INVESTMENT AND MORTGAGE-BACKED SECURITIES

     The following table shows the carrying amounts and approximate fair value of investment securities and mortgage-backed securities at the dates indicated.

-------------------------------------------------------------------------------------------------------------------------
                                                                              DECEMBER 31
-------------------------------------------------------------------------------------------------------------------------
                                                       1997                      1996                      1995
-------------------------------------------------------------------------------------------------------------------------
                                              AMORTIZED   APPROXIMATE   AMORTIZED   APPROXIMATE   AMORTIZED   APPROXIMATE
                                                COST      FAIR VALUE      COST      FAIR VALUE      COST      FAIR VALUE
-------------------------------------------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
Available-for-sale:
  U.S. government agency securities           $ 35,056     $ 35,087     $ 35,515     $ 35,515     $      -     $      -
  Certificates of deposit                          194          194        1,059        1,059            -            -
-------------------------------------------------------------------------------------------------------------------------
    Total available-for-sale                    35,250       35,281       36,574       36,574            -            -
-------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
  U.S. Treasury securities                           -            -            -            -        2,980        2,984
  Certificates of deposit                            -            -            -            -       11,080       11,080
  Mortgage-backed securities                    25,132       25,063       31,870       31,319       42,275       42,039
-------------------------------------------------------------------------------------------------------------------------
    Total held-to-maturity                      25,132       25,063       31,870       31,319       56,335       56,103
-------------------------------------------------------------------------------------------------------------------------
Total investment and mortgage-backed
  securities                                  $ 60,382     $ 60,344     $ 68,444     $ 67,893     $ 56,335     $ 56,103
=========================================================================================================================

     At December 31, 1997, investment securities available-for-sale consisted of $10.2 million of securities that mature in one year or less with an average yield of 5.99% and $25.0 million that mature from one to two years with an average yield of 6.28%, and investment securities held to maturity, consisting solely of mortgage-backed securities, with an estimated weighted-average life of
3.6 years and an average yield of 6.59%.

LIQUIDITY AND DEPOSIT ACCOUNTS

     Liquidity refers to the Company's ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loan receivables. The Company maintains a cash and investment securities portfolio designed to satisfy operating and regulatory liquidity requirements while preserving capital and maximizing yield. As of December 31, 1997, the Company held approximately $35.3 million of investment securities classified as available for sale. All investment securities available for sale held by the Company were fixed income instruments which were rated "AAA" or equivalent by applicable rating agencies. As of December 31, 1997 and 1996, the Association's liquidity ratios were 14.1% and 13.3%, respectively, exceeding the regulatory requirement of 1.5%. In addition, the Company's liquidity position is supported by a credit facility with the FHLB of San Francisco. As of December 31, 1997, the Company had borrowing capacity under this credit facility of $111.7 million, plus $30.0 million of unused federal funds credit facilities under established lines of credit with two banks.

     Total deposit accounts increased to $843.8 million at December 31, 1997 from $670.3 million at December 31, 1996, an increase of $173.5 million or 25.9%. The funds provided from the increase in deposits were used primarily to fund the growth in the Company's loan portfolio. Total deposit accounts increased to $670.3 million at December 31, 1996 from $494.8 million at December 31, 1995, an increase of $175.5 million or 35.5%. The funds provided from the increase in deposits were used to fund the growth in the Company's loan portfolio. The Company purchased $31.9 million of deposits in the second quarter and $28.0 million of deposits in the third quarter of 1996 at a total premium of $0.5 million. The Company retained 76% and 75% of the funds from maturing investment certificates through rollover of the certificates in 1997 and 1996, respectively. Although the Company competes for deposits primarily on the basis of rates, based on its historical experience regarding retention of deposits, management believes that a significant portion of deposits will remain with the Company upon maturity on an ongoing basis.

     The Company's deposits have increased from $494.8 million at December 31, 1995 to $843.8 million at December 31, 1997. The following table sets forth information regarding deposits outstanding at the dates indicated.

-----------------------------------------------------------------------------------------------------
                                                                            DECEMBER 31
-----------------------------------------------------------------------------------------------------
                                                                1997           1996           1995
-----------------------------------------------------------------------------------------------------
                                                                          (IN THOUSANDS)
Passbook accounts                                             $  76,786      $  61,797      $  34,968
Time deposits under $100,000                                    522,014        511,908        424,277
Time deposits over $100,000                                     245,013         96,631         35,548
-----------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                           $ 843,813      $ 670,336      $ 494,793
=====================================================================================================

CAPITAL RESOURCES

     As of December 31, 1997, the Association's Leverage (Core), Tier I and Total Risk-Based capital ratios were 9.61%, 11.41% and 12.67%, respectively. These ratios were 10.64%, 12.00% and 13.25% as of December 31, 1996, respectively. The minimum regulatory requirement for Leverage (Core), Tier I and Risk-Based capital are 4.0%, 4.0% and 8.0%, respectively. As of December 31, 1997, the Association's capital position was designated as "well capitalized' for regulatory purposes.

     The Company's shareholders' equity increased $10.5 million from December 31, 1996 to December 31, 1997 due primarily to the accumulation of $12.5 million in net income as retained earnings and a $0.3 million increase from the exercise of employee stock options and issuance of Company stock as compensation to certain officers, offset by a $2.3 million reduction due to the repurchase of 152,500 shares of the Company's stock currently held as treasury stock. There were no dividends declared or paid during 1997.

CREDIT RISK ELEMENTS

ALLOWANCE FOR CREDIT LOSSES AND NONPERFORMING ASSETS

     The following table provides certain information with respect to the Company's allowance for credit losses including charge-offs, recoveries, and selected ratios for the periods indicated.

-----------------------------------------------------------------------------------------------------------------------
                                                                                     DECEMBER 31
-----------------------------------------------------------------------------------------------------------------------
                                                                1997        1996        1995         1994        1993
-----------------------------------------------------------------------------------------------------------------------
                                                                               (DOLLARS IN THOUSANDS)
Balance at beginning of year                                  $ 10,885    $  8,105    $  11,076    $  8,800    $  8,000
Provision for estimated credit losses                            3,300       4,871       13,098       6,731       5,905
Charge-offs:
  Loans secured by real estate                                  (2,124)     (2,237)      (9,448)     (2,676)     (2,879)
  Construction loans                                                 -           -          (43)        (27)       (295)
  Automobile finance contracts                                       -           -       (7,212)     (1,870)     (1,089)
  Direct financing leases                                            -           -          (82)       (432)     (1,340)
-----------------------------------------------------------------------------------------------------------------------
    Total charge-offs                                           (2,124)     (2,237)     (16,785)     (5,005)     (5,603)
-----------------------------------------------------------------------------------------------------------------------
Recoveries:
  Loans secured by real estate                                     117         146           45         132          66
  Automobile finance contracts                                       -           -          632         297         230
  Direct financing leases                                            -           -           39         121         202
-----------------------------------------------------------------------------------------------------------------------
    Total recoveries                                               117         146          716         550         498
-----------------------------------------------------------------------------------------------------------------------
        Net charge-offs                                         (2,007)     (2,091)     (16,069)     (4,455)     (5,105)
-----------------------------------------------------------------------------------------------------------------------
Balance at end of year                                        $ 12,178    $ 10,885    $   8,105    $ 11,076    $  8,800
=======================================================================================================================
Loans:
  Average loans outstanding during year                       $708,447    $559,275    $ 490,826    $459,332    $418,981
  Loans receivable, net, at end of year(1)                    $767,147    $660,721    $ 447,985    $478,419    $438,199
Ratios:
  Net charge-offs to average loans                                0.28%       0.37%        3.27%       0.97%       1.22%
  Net charge-offs to loans held for investment, net, at end
    of year(1)                                                    0.26%       0.32%        3.59%       0.93%       1.16%
  Allowance for credit losses to loans held for investment,
    net, at end of year(1)                                        1.60%       1.65%        1.81%       2.32%       2.01%
  Allowance for credit losses to nonaccrual loans(2)            146.16%     169.50%      122.45%      58.98%     108.19%
-----------------------------------------------------------------------------------------------------------------------

(1) Loans held for investment, before allowance for credit losses and net of unearned finance charges and loan fees.
(2) Excludes nonaccrual loans held for sale.

     The allowance for credit losses increased to $12.2 million at December 31, 1997 from $10.9 million at December 31, 1996. The Company recorded a provision for estimated credit losses of $3.3 million in 1997 compared to $4.9 million in 1996, due primarily to the improved economic conditions in the Company's marketplace. Net charge-offs totaled $2.0 million in 1997 compared to $2.1 million in 1996.

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

     The allowance for credit losses declined to $8.1 million at December 31, 1995 from $11.1 million at December 31, 1994 despite a $6.4 million increase in the provision for estimated credit losses. The increase in the provision for estimated credit losses in 1995 to $13.1 million from $6.7 million in 1994 was attributable principally to increased charge-offs resulting from the application during 1995 of more aggressive strategies, as compared to 1994, to resolve and dispose of nonaccrual and other potential problem real estate loans, an increase in the level of general loss allowances deemed appropriate in connection with such strategies and increases in delinquencies and charge-offs related to the automobile finance contracts. During 1995 the Company adopted a strategy based in part on a belief that the potential high costs of earlier resolution of problem real estate assets may be offset by a reduction of the direct and opportunity costs associated with carrying nonearning assets, including general and administrative expenses and funding and capital costs. This approach represented a change from the prior period in asset management philosophy, in terms of the time frames the Company was willing to entertain for the resolution and disposition of problem loans. The accelerated resolution strategy involved the Company pursuing bulk sales and/or foreclosure on a greater proportion of problem real estate loans rather than seeking workouts or restructurings. In addition, the Company decided to shorten the marketing period to more quickly dispose of its OREO. This new strategy resulted in an increase in the number of foreclosures, lower fair values being assigned to real estate properties upon foreclosure and a corresponding increase in loan charge-offs for which increased provisions for estimated credit losses were deemed appropriate. In addition, the bulk sale of $23.4 million of nonaccrual and other potential problem loans resulted in the charge-off of $3.5 million in previously provided specific credit loss allowances. These real estate loan charge-offs aggregating $9.4 million in combination with the $7.2 million of automobile finance contract charge-offs, discussed below, resulted in charge-offs exceeding the beginning balance in the allowance for credit losses. Although the bulk sale and increase in foreclosures resulted in nonaccrual loans declining to $7.0 million at December 31, 1995 as compared to $18.8 million at December 31, 1994, provisions for estimated credit losses were also increased due to declines identified in 1995 in the values of certain properties securing the Company's real estate loans. Lastly, credit loss provisions related to the Company's automobile finance contract portfolio were increased as a result of the Company's decision in late 1995 to discontinue its automobile finance activities as both the average delinquency in the portfolio and charge-offs increased in 1995 as compared to 1994.

     The following table sets forth management's historical allocation of the allowance for credit losses by loan category and the percentage of loan in each category to total at the dates indicated.

-----------------------------------------------------------------------------------------
                                                    DECEMBER 31
-----------------------------------------------------------------------------------------
                                 1997                  1996                  1995
-----------------------------------------------------------------------------------------
                           ALLOWANCE    % OF     ALLOWANCE    % OF     ALLOWANCE    % OF
                          FOR CREDIT    LOANS   FOR CREDIT    LOANS   FOR CREDIT    LOANS
                            LOSSES       (1)      LOSSES       (1)      LOSSES       (1)
-----------------------------------------------------------------------------------------
                                              (DOLLARS IN THOUSANDS)
LOAN OR CONTRACT
  CATEGORIES:
  Secured by real estate   $ 12,178     100.0%   $ 10,885      99.8%    $ 8,096     85.1%
  Automobile finance(2)           -       0.0%          -       0.2%          -     14.8%
  Direct financing
    leases                        -       0.0%          -       0.0%          9      0.1%
-----------------------------------------------------------------------------------------
        Total              $ 12,178     100.0%   $ 10,885     100.0%    $ 8,105    100.0%
=========================================================================================

-------------------------------------------------------------------
                                         DECEMBER 31
-------------------------------------------------------------------
                                 1994                  1993
-------------------------------------------------------------------
                           ALLOWANCE    % OF     ALLOWANCE    % OF
                          FOR CREDIT    LOANS   FOR CREDIT    LOANS
                            LOSSES       (1)      LOSSES       (1)
-------------------------------------------------------------------
                                   (DOLLARS IN THOUSANDS)
LOAN OR CONTRACT
  CATEGORIES:
  Secured by real estate   $  9,306     85.1%     $ 7,806      84.0%
  Automobile finance(2)       1,750     14.8%         864      15.7%
  Direct financing
    leases                       20      0.1%         130       0.3%
--------------------------------------------------------------------
        Total              $ 11,076    100.0%     $ 8,800     100.0%
====================================================================

(1) Percentage represents the percent of gross loans in category to total gross loans.
(2) No allocation to automobile loans was provided at December 31, 1997, 1996 and 1995 as these loans were held for sale, at estimated fair market value.

     Management periodically assesses the adequacy of the allowance for credit losses by reference to many factors which may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements, general portfolio trends relative to asset and portfolio size, asset categories, potential credit concentrations, nonaccrual loan levels, historical loss experience and risks associated with changes in economic, social and business conditions. Accordingly, the calculation of the adequacy of the allowance for credit losses is not based solely on the level of nonperforming assets. Management believes that the Company's allowance for credit losses as of December 31, 1997 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company's financial condition and results of operations. In addition, the determination of the amount of the allowance for credit losses is subject to review by the Association's regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

     The table below sets forth the delinquency status of the Company's real estate loan portfolio at each of the dates indicated.

-------------------------------------------------------------------------------------------------------------------------
                                                                                  DECEMBER 31
-------------------------------------------------------------------------------------------------------------------------
                                                               1997                   1996                   1995
-------------------------------------------------------------------------------------------------------------------------
                                                                   PERCENT                PERCENT                PERCENT
                                                                  OF GROSS               OF GROSS               OF GROSS
                                                        AMOUNT    PORTFOLIO    AMOUNT    PORTFOLIO    AMOUNT    PORTFOLIO
-------------------------------------------------------------------------------------------------------------------------
                                                                             (DOLLARS IN THOUSANDS)
PERIOD OF DELINQUENCY:
30 - 59 days                                           $  3,654     0.45%     $  3,614     0.54%     $  5,923     1.30%
60 - 89 days                                              2,833     0.35%        5,016     0.75%        3,904     0.86%
90 days or more                                           4,491     0.54%        4,601     0.69%        5,642     1.24%
-------------------------------------------------------------------------------------------------------------------------
    Total loans delinquent                             $ 10,978     1.34%     $ 13,231     1.98%     $ 15,469     3.40%
=========================================================================================================================

     The Company's loan administration, underwriting and asset management departments all participate in various aspects of the Company's program to monitor real estate loan performance. The loan administration department monitors payment performance and borrower adherence to other contractual obligations. The Company, in addition to reviewing the quality of newly originated loans, also performs annual reviews of all real estate loans of $1.5 million or greater. In addition, the Company periodically engages independent outside consultants to review the Company's real estate loan portfolio and report findings to management and the Audit Committee of the Board of Directors. Loans considered by any initial review source to warrant special attention are referred to the asset management department for its analysis and action recommendations. The asset management department may further recommend classification of loans to Imperial's Review and Reserve Committee, which consists of Imperial's President and Chief Operating Officer, Chief Credit Officer, Chief Lending Officer and Chief Financial Officer, and ITLA Capital's Managing Director and Chief Financial Officer. This committee meets at least monthly to review the status of classified loans, consider new classifications or declassifications, determine the need for and amount of any specific loan loss allowances, and recommend to Imperial's Executive Committee of the Board of Directors the level of allowance for credit losses to be maintained. If management believes that the collection of the full amount of principal is unlikely and the value of the collateral securing the obligation is insufficient, the Company generally takes steps to protect and liquidate the collateral. Losses resulting from the difference between the loan balance and the fair market value of the collateral are recognized by a partial charge-off of the loan balance to the collateral's fair market value. While real property collateral is held for sale, it is subject to periodic evaluation and/or appraisal. If an evaluation or appraisal indicates that the property will ultimately sell for less than its recorded value, the Company recognizes the loss by a charge to provision for estimated losses on other real estate owned.

     The Company's policy requires that loans are placed on nonaccrual status when they become 90 days or more contractually delinquent, or earlier if the collection of interest is considered by management to be unlikely. Subsequent cash collections on nonaccrual loans are either recognized as interest income on a cash basis, if the loan is well secured and in management's judgment the net book value is fully collectible, or recorded entirely as a reduction of principal.

     The following table sets forth the Company's nonperforming assets by category as of the dates indicated.

----------------------------------------------------------------------------------------------------------------------
                                                                                 AS OF DECEMBER 31
----------------------------------------------------------------------------------------------------------------------
                                                                1997        1996        1995        1994        1993
----------------------------------------------------------------------------------------------------------------------
                                                                               (DOLLARS IN THOUSANDS)
Nonaccrual loans(1):
  Loans secured by real estate, net                           $  8,332(3) $  6,422    $  6,619    $ 18,168    $  7,767
  Other                                                              -         783         366         611         367
----------------------------------------------------------------------------------------------------------------------
    Total nonaccrual loans                                       8,332       7,205       6,985      18,779       8,134
  Other real estate owned, net                                   3,946       5,416       6,103      10,544      13,058
----------------------------------------------------------------------------------------------------------------------
    Total nonperforming assets                                $ 12,278    $ 12,621    $ 13,088    $ 29,323    $ 21,192
======================================================================================================================
Troubled debt restructurings (2)                              $  1,574    $  2,106    $  6,182    $ 15,206    $ 16,846
Nonaccrual loans held for investment to total gross loans
  held for investment                                             1.09%       0.96%       1.46%       3.87%       1.83%
Allowance for credit losses as a % of nonaccrual loans(4)       146.16%     169.50%     122.45%      58.98%     108.18%
Nonperforming assets to total assets                              1.21%       1.56%       2.14%       5.62%       4.48%
Nonperforming assets held for investment to total assets          1.21%       1.46%       2.08%       5.62%       4.48%

(1) Gross interest income that would have been recorded on nonaccrual loans had they been current in accordance with original terms was $0.4 million for the year ended December 31, 1997. The amount of interest income on such nonaccrual loans included in net income for the year ended December 31, 1997 was $0.
(2) All of the restructured loans were accruing at December 31, 1997.
(3) In addition to the above, management has concerns as to the borrowers' ability to comply with present repayment terms on $10.2 million of accruing loans as of December 31, 1997.
(4) Excludes nonaccrual loans held for sale.

     Nonaccrual loans held for investment totaled $8.3 million at December 31, 1997, consisting of 22 nonaccrual real estate loans. Four of these loans had an outstanding balance greater than $500,000, and two loans, with a combined total of $3.8 million, had outstanding balances greater than $1.0 million.

     In 1997, $2.4 million of new OREO was acquired, $4.3 million of OREO was sold, and $0.2 million of write-downs were taken, resulting in net OREO at December 31, 1997 of $3.9 million. OREO at December 31, 1997 consisted of 13 properties with an average balance of approximately $300,000. Only four properties had a net balance of greater than $500,000, with book values of $750,000, $682,000, 602,000 and $594,000.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company realizes income principally from the differential or spread between the interest earned on loans, investments and other interest-earning assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of the Company's loan agreements and deposit accounts, a change in interest rates could also affect the duration of the loan portfolio and/or the deposit base, which could alter the Company's sensitivity to future changes in interest rates.

     The Company uses an internal earnings simulation model as a tool to identify and manage its interest rate risk profile. The model is based on actual cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on current volumes of applicable financial instruments, considering applicable interest rate floors and caps associated with each financial instrument. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

     Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits while taking into consideration, among other factors, the Company's overall credit, operating income, operating cost and capital profile. The Company's Asset/Liability Management Committee, which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates.

     The following table shows the Company's estimated earnings sensitivity profile as of December 31, 1997:

----------------------------------------
    CHANGES IN      PERCENTAGE CHANGE IN
  INTEREST RATES    NET INTEREST INCOME
  (BASIS POINTS)        (12 MONTHS)
----------------------------------------
+200 Over One Year          +14.90%
+100 Over One Year          + 7.45%
-100 Over One Year          + 5.15%
-200 Over One Year          +12.97%

     Another tool used to identify and manage the Company's interest rate risk profile is the static gap analysis. Interest sensitivity gap ("GAP") analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specific time horizons, which would generally imply a favorable impact on net interest income in periods of rising interest rates and a negative impact in periods of falling rates. A liability-sensitive position would generally imply a negative impact on net interest income in periods of rising rates and a positive impact in periods of falling rates.

     In evaluating the Company's exposure to changes in interest rates, certain risks inherent in the method of analysis presented in the table on the following page must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees and at different times to changes in market rates. Additionally, loan prepayments and early withdrawals of time deposit accounts could cause interest sensitivities to vary from those that appear in the table on the following page. Further, certain assets, such as variable rate real estate loans, have features that restrict changes in interest rates on a short term basis and over the life of the asset. The majority of the Company's variable rate real estate loans may not adjust downward below their initial rate (the "floor interest rate"), with increases generally limited to maximum adjustments of 2% per year and up to 5% over the life of the loan. These loans may also be subject to prepayment penalties. At December 31, 1997, the weighted-average floor interest rate for the Company's variable rate loan portfolio was 9.7%. The Company considers the anticipated effects of these various factors in implementing its interest rate risk management activities.

     The following table presents an estimate of the Company's sensitivity to interest rate changes.

---------------------------------------------------------------------------------------------------------------------------------
                                                                                 AS OF DECEMBER 31, 1997
---------------------------------------------------------------------------------------------------------------------------------
                                                                                 MATURING OR REPRICING IN
---------------------------------------------------------------------------------------------------------------------------------
                                                                      AFTER 3       AFTER
                                                                       MONTHS       1 YEAR                  NON-
                                                         3 MONTHS    BUT WITHIN   BUT WITHIN    AFTER     INTEREST
                                                          OR LESS      1 YEAR      5 YEARS     5 YEARS    SENSITIVE      TOTAL
---------------------------------------------------------------------------------------------------------------------------------
                                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Loans receivable (1)                                     $ 515,283   $ 242,664     $ 52,616    $  7,129   $       -   $   817,692
Mortgage-backed securities                                   2,375       6,111       10,254       6,392           -        25,132
Cash and other investments                                 123,895      10,244       25,027           -           -       159,166
Noninterest-earning assets less allowance for credit
  losses and unearned loan fees                                  -           -            -           -      13,919        13,919
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                $ 641,553   $ 259,019     $ 87,897    $ 13,521   $  13,919   $ 1,015,909
=================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Term certificates under $100,000                         $ 171,558   $ 303,597     $ 46,859    $      -   $       -   $   522,014
Term certificates over $100,000                            143,668      94,734        6,611           -           -       245,013
Passbook accounts                                           76,786           -            -           -           -        76,786
Federal Home Loan Bank advances                             25,500      32,000        4,000           -           -        61,500
Other liabilities                                                -           -            -           -      11,248        11,248
Shareholders' equity                                             -           -            -           -      99,348        99,348
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                $ 417,512   $ 430,331     $ 57,470    $      -   $ 110,596   $ 1,015,909
=================================================================================================================================
Net repricing assets over (under) repricing liabilities
  equals interest rate sensitivity GAP                   $ 224,041   $(171,312)    $ 30,427    $ 13,521   $ (96,677)
=================================================================================================================================
Cumulative interest rate sensitivity GAP                 $ 224,041   $  52,729     $ 83,156    $ 96,677   $       -
=================================================================================================================================
Cumulative GAP as a percentage of total assets                22.1%        5.2%         8.2%        9.5%        0.0%
=================================================================================================================================

(1) Variable rate loans consist principally of real estate secured loans with a maximum term of 30 years. Approximately 95% of such loans are generally adjustable quarterly based on changes in various indexes, principally LIBOR, the Bank of America Reference Rate or COFI, subject generally to a maximum increase of 2% annually and up to 5% over the life of the loan. Nonaccrual loans of approximately $8.3 million are assumed to reprice after five years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------
                                                                    PAGE

------------------------------------------------------------------------
Report of Independent Public Accountants on Consolidated
  Financial Statements as of December 31, 1997 and 1996 and
  for Each of the Three Years in the Period Ended December
  31, 1997                                                           34
Consolidated Balance Sheets as of December 31, 1997 and 1996         35
Consolidated Statements of Operations for the Years Ended
  December 31, 1997, 1996 and 1995                                   36
Consolidated Statements of Changes in Shareholders' Equity
  for the Period January 1, 1995 to December 31, 1997                37
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995                                   38
Notes to Consolidated Financial Statements                           39

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of ITLA Capital Corporation and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of ITLA Capital Corporation and subsidiaries (a Delaware corporation) (the Company) as of December 31, 1997 and 1996 (as restated -- see Note 15), and the related statements of operations, changes in shareholders' equity (as restated -- see
Note 15) and cash flows (as restated -- see Note 15) for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ITLA Capital Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

Los Angeles, California
January 29, 1998

                   ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------
                                                                          DECEMBER 31
----------------------------------------------------------------------------------------------
                                                                     1997              1996
----------------------------------------------------------------------------------------------
                                                           (IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                            ASSETS
Cash and cash equivalents                                         $   123,885        $  62,599
Investment securities available for sale, at approximate
  fair value                                                           35,281           36,574
Stock in Federal Home Loan Bank                                        11,919            8,349
Mortgage-backed securities held to maturity, at amortized
  cost (fair value $25,063 and $31,319 for 1997 and 1996,
  respectively)                                                        25,132           31,870
Loans held for investment, net (net of allowance for credit
  losses of $12,178 and $10,885 in 1997 and 1996,
  respectively)                                                       750,853          649,836
Loans held for sale, at lower of cost or fair market value             50,544            1,130
Interest receivable                                                     4,916            4,411
Other real estate owned, net                                            3,946            5,416
Premises and equipment, net                                             3,169            2,610
Deferred income taxes                                                   4,190            3,613
Other assets                                                            2,074            4,035
----------------------------------------------------------------------------------------------
        Total assets                                              $ 1,015,909        $ 810,443
==============================================================================================

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposit accounts                                                $   843,813        $ 670,336
  Federal Home Loan Bank advances                                      61,500           43,500
  Accounts payable and other liabilities                               11,248            7,789
----------------------------------------------------------------------------------------------
        Total liabilities                                             916,561          721,625
----------------------------------------------------------------------------------------------
Commitments and contingencies                                               -                -
Shareholders' equity:
  Preferred stock, 5,000,000 shares authorized, none issued                 -                -
  Contributed capital -- common stock, $.01 par value;
    20,000,000 shares authorized, 7,849,484 and 7,824,000
    issued and outstanding in 1997 and 1996, respectively              53,163           52,845
  Retained earnings                                                    48,450           35,973
  Unrealized gain on investment securities available for
    sale, net                                                              19                -
----------------------------------------------------------------------------------------------
                                                                      101,632           88,818
  Less 152,500 shares of treasury stock, at cost                       (2,284)               -
----------------------------------------------------------------------------------------------
        Total shareholders' equity                                     99,348           88,818
----------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                $ 1,015,909        $ 810,443
==============================================================================================

        See accompanying notes to the consolidated financial statements.

                   ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------
                                                                        YEARS ENDED DECEMBER 31
------------------------------------------------------------------------------------------------------
                                                                    1997          1996          1995
------------------------------------------------------------------------------------------------------
                                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Interest income:
  Loans receivable, including fees                                $ 77,310      $ 63,150      $ 59,718
  Investment securities                                              5,971         4,571         2,286
  Mortgage-backed securities                                         1,836         2,177           103
------------------------------------------------------------------------------------------------------
        Total interest income                                       85,117        69,898        62,107
------------------------------------------------------------------------------------------------------
Interest expense:
  Deposit accounts                                                  40,206        31,441        29,049
  Federal Home Loan Bank advances                                    3,104         2,958           294
------------------------------------------------------------------------------------------------------
        Total interest expense                                      43,310        34,399        29,343
------------------------------------------------------------------------------------------------------
      Net interest income before provisions for valuation
        allowance and estimated credit losses                       41,807        35,499        32,764
Provision for estimated credit losses                                3,300         4,871        13,098
Provision for valuation allowance on loans held for sale               350           700         4,774
------------------------------------------------------------------------------------------------------
      Net interest income after provisions for valuation
        allowance and estimated credit losses                       38,157        29,928        14,892
------------------------------------------------------------------------------------------------------
Noninterest income:
  Fee income from mortgage banking activities                        1,007             -             -
  Other                                                                633           651         1,075
------------------------------------------------------------------------------------------------------
        Total noninterest income                                     1,640           651         1,075
------------------------------------------------------------------------------------------------------
Noninterest expense:
  Compensation and benefits                                          8,511         5,723         7,313
  Occupancy and equipment                                            2,444         1,929         2,230
  FDIC assessment                                                      208           244           869
  Other                                                              7,069         5,190         4,848
------------------------------------------------------------------------------------------------------
        Total general and administrative                            18,232        13,086        15,260
------------------------------------------------------------------------------------------------------
  Real estate operations, net                                          226           435         1,293
  Provision for estimated losses on other real estate owned            216         1,038         4,169
  Gain on sale of other real estate owned, net                          (9)         (424)         (392)
------------------------------------------------------------------------------------------------------
        Total real estate operations, net                              433         1,049         5,070
------------------------------------------------------------------------------------------------------
        Total noninterest expense                                   18,665        14,135        20,330
------------------------------------------------------------------------------------------------------
Income (loss) before provision (benefit) for income taxes           21,132        16,444        (4,363)
  Provision (benefit) for income taxes                               8,655         6,420        (1,960)
------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                 $ 12,477      $ 10,024      $ (2,403)
======================================================================================================
BASIC EARNINGS (LOSS) PER SHARE                                   $   1.61      $   1.38      $  (0.52)
======================================================================================================
DILUTED EARNINGS (LOSS) PER SHARE                                 $   1.57      $   1.36      $  (0.52)
======================================================================================================

        See accompanying notes to the consolidated financial statements.

                   ITLA CAPITAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE PERIOD JANUARY 1, 1995 TO DECEMBER 31, 1997

---------------------------------------------------------------------------------------------------------------------------
                                                                                         UNREALIZED
                                                                                           GAIN ON
                                                                                         INVESTMENT
                                                      NUMBER                             SECURITIES
                                                        OF     CONTRIBUTED   RETAINED     AVAILABLE     TREASURY
                                                      SHARES     CAPITAL     EARNINGS   FOR SALE, NET    STOCK      TOTAL
---------------------------------------------------------------------------------------------------------------------------
                                                                                 (IN THOUSANDS)
Balance at January 1, 1995                            4,320     $ 15,351     $ 28,352       $  -        $      -   $ 43,703
  Issuance of common stock -- as restated (see Note
    15)                                               1,660       14,892            -          -               -     14,892
  Net loss                                                -            -       (2,403)         -               -     (2,403)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995 -- as restated (see
  Note 15)                                            5,980       30,243       25,949          -               -     56,192
  Issuance of common stock                            1,844       22,602            -          -               -     22,602
  Net income                                              -            -       10,024          -               -     10,024
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996 -- as restated (see
  Note 15)                                            7,824       52,845       35,973          -               -     88,818
  Issuance of common stock                               25          318            -          -               -        318
  Net income                                              -            -       12,477          -               -     12,477
  Unrealized gain on investment securities available
    for sale, net                                         -            -            -         19               -         19
  Common stock repurchased                             (152)           -            -          -          (2,284)    (2,284)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                          7,697     $ 53,163     $ 48,450       $ 19        $ (2,284)  $ 99,348
===========================================================================================================================

        See accompanying notes to the consolidated financial statements.

                   ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------
                                                                      YEARS ENDED DECEMBER 31
----------------------------------------------------------------------------------------------------
                                                                   1997          1996         1995
----------------------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $   12,477    $   10,024    $ (2,403)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                    1,163           601          86
    Provisions for estimated credit losses and valuation
     allowance                                                       3,650         5,571      17,872
    Provision for estimated losses on other real estate
     owned                                                             216         1,038       4,169
    Gain on sales of other real estate owned and real estate
     loans                                                              (9)         (424)       (287)
    Increase in interest receivable                                   (505)         (546)       (615)
    Provision (benefit) for deferred income taxes                     (590)         (304)      1,099
    Decrease (increase) in other assets                              1,690          (201)     (1,136)
    Increase (decrease) in accounts payable and other
     liabilities                                                     3,459         2,101        (758)
----------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                     21,551        17,860      18,027
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in loans receivable, net                               (158,555)     (219,532)    (77,232)
  Purchases of investment securities available for sale            (32,995)      (44,500)          -
  Proceeds from the maturity of investment securities
    available for sale                                              34,299         8,313           -
  Purchases of investment securities held to maturity                    -             -     (23,593)
  Proceeds from the maturity of investment securities held
    to maturity                                                          -        14,062      22,933
  (Increase) decrease in stock in Federal Home Loan Bank            (3,570)        4,013      (9,362)
  Purchase of mortgage-backed securities                                 -             -     (42,280)
  Repayment of principal on mortgage-backed securities               6,637        10,199           -
  Proceeds from sale of other real estate owned                      3,690         7,385      12,565
  Proceeds from sale of real estate loans                            2,047         1,324      19,005
  Proceeds from sale of automobile finance contracts                     -        50,050           -
  Cash paid for capital expenditures                                (1,338)         (329)       (317)
  Other, net                                                             9            13         105
----------------------------------------------------------------------------------------------------
      Net cash used in investing activities                       (149,776)     (169,002)    (98,176)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance                                  318        22,602      14,892
  Cash paid to acquire treasury stock                               (2,284)            -           -
  Net increase in deposit accounts                                 173,477       175,543      46,236
  Federal funds purchased                                                -             -     (10,000)
  Increase (decrease) in Federal Home Loan Bank advances            18,000       (10,500)     41,300
----------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                    189,511       187,645      92,428
----------------------------------------------------------------------------------------------------
        Net increase in cash and cash equivalents                   61,286        36,503      12,279
        Cash and cash equivalents at beginning of period            62,599        26,096      13,817
----------------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of period              $  123,885    $   62,599    $ 26,096
====================================================================================================
Supplemental Cash Flow Information:
  Cash paid during the period for interest                      $   42,768    $   34,082    $ 29,089
  Cash paid during the period for income taxes                  $    7,500    $    6,509    $     42
Noncash Investing Transactions:
  Loans transferred to other real estate owned                  $    2,427    $    7,313    $ 11,901
  Loans to facilitate the sale of other real estate owned       $    1,379    $    3,570    $ 10,101

        See accompanying notes to the consolidated financial statements.

                   ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION -- ITLA Capital Corporation and Subsidiaries ("the Company") is primarily engaged in the origination of loans secured by income producing real estate. Through its wholly-owned subsidiary, Imperial Thrift and Loan Association ("Imperial" or "the Association"), the Company accepts deposits insured by the Federal Deposit Insurance Corporation ("FDIC") which are used primarily to fund the investment in variable rate commercial real estate loans. Through its other wholly-owned subsidiary, ITLA Funding Corporation ("Funding"), the Company originates income-producing real estate loans for placement with third party investors.

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

      Imperial has operated as a California thrift and loan association since 1974, and became a publicly traded company in October 1995, when its shares were sold in an initial public offering. Imperial operates six savings branches and seven loan production offices in California, and one loan production office in both Nevada and Colorado.

      Funding was formed in October 1996 and commenced operations in 1997. Funding operates a national network of sales representatives from its Encino, California headquarters.

      FINANCIAL STATEMENT PRESENTATION -- The accounting and reporting policies of the Company conform to generally accepted accounting principles ("GAAP") and to prevailing practices within the financial services industry. The consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. Certain amounts in prior periods have been reclassified to conform to the presentation in the current period. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

      INVESTMENT AND MORTGAGE-BACKED SECURITIES -- Investment securities available for sale are carried at fair value with unrealized gains or losses reported net of taxes, as a separate component of shareholders' equity, until realized. Mortgage-backed securities held to maturity are carried at cost, adjusted for premium amortization or discount accretion computed on the effective-interest method. The Company has the intent and ability to hold these securities to maturity.

      LOANS RECEIVABLE -- Loans receivable are generally carried at principal amounts outstanding less deferred loan fees and other unearned income. Deferred loan fees and other unearned income include deferred unamortized fees net of direct incremental loan origination costs as required by Statement of Financial Accounting Standards ("SFAS") No. 91. Interest income is accrued as earned. Net deferred fees are recognized as interest income using the interest method. Loans held for sale are recorded at the lower of cost or fair market value.

      Loans are placed on nonaccrual status when they become 90 days or more contractually delinquent, or earlier if the collection of interest is considered by management to be unlikely. When a loan is placed on non-accrual status, all previously accrued but uncollected interest is reversed against current period operating results. Subsequent cash collections on non-accrual loans are either recognized as interest income on a cash basis, if the loan is well secured and in management's judgment the net book value is fully collectible, or recorded entirely as a reduction of principal.

      The Company considers a loan to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement on a timely basis. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, or by using the loan's most recent market price or the fair value of the collateral if the loan is collateral dependent.

      When the measurement of the impaired loan is less than the recorded amount of the loan, a valuation allowance is recognized with a corresponding charge to the provision for estimated credit losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for estimated credit losses.

      The Company's policy for recognizing interest income on impaired loans is the same as that for nonaccrual loans.

      ALLOWANCE FOR CREDIT LOSSES -- The Company maintains an allowance for credit losses at a level considered adequate to cover probable losses on loans and leases. In evaluating the adequacy of the allowance for credit losses, management estimates the amount of the potential risk of loss for each loan that has been identified as having more than standard credit risk. Those estimates give consideration to, among other factors, economic and social conditions, estimated real estate collateral value and cash flow, and the financial strength and commitment of the borrower or guarantors, where appropriate. Additionally, an estimate for credit loss is calculated for the remaining portion of the portfolio giving consideration to the Company's historical loss experience in the portfolio, adjusted, as appropriate, for the estimated effects of current economic conditions and changes in the composition of the loan portfolio over time. Accounts which are considered uncollectible by management are charged off, unless secured by real estate.

      OTHER REAL ESTATE OWNED -- Other real estate owned ("OREO"), which represents real estate acquired through foreclosure, is carried at the lower of cost or estimated fair value less costs of disposition. The net operating results from OREO are recognized in the current period as non-interest expense.

      PREMISES AND EQUIPMENT -- Premises and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line method over the estimated useful lives of the assets.

                   ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

     INCOME TAXES -- Provision (benefit) for income taxes is the amount of estimated tax due (or refundable) reported on the Company's tax returns and the change in the amount of deferred tax assets and liabilities. Deferred income taxes represent the estimated net income tax expense payable (or benefits receivable) for temporary differences between the accounting basis and tax basis of the Company's assets and liabilities.

     EARNINGS (LOSS) PER SHARE -- The Financial Accounting Standards Board ("FASB") has issued SFAS No. 128 -- "Earnings Per Share". This statement is effective for both interim and annual reporting periods ending after December 15, 1997. SFAS No. 128 replaces Primary Earnings Per Share ("Primary EPS") with Basic Earnings Per Share ("Basic EPS"), and Fully Diluted Earnings Per Share ("Fully Diluted EPS") with Diluted Earnings Per Share ("Diluted EPS"). Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed in a similar manner as Fully Diluted EPS, and reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. All periods presented in the accompanying consolidated financial statements have been restated to conform to SFAS No. 128.

     STOCK-BASED COMPENSATION -- The Company accounts for its stock-based compensation plan in accordance with Accounting Principles Board Opinion ("APB") No. 25 -- "Accounting for Stock Issued to Employees". Under APB No. 25, no compensation expense is recognized for a stock option grant if the exercise price of the stock option at measurement date is equal to or greater than the fair market value of the common stock on the date of grant. See Note 9 -- Benefit Plans.

     RECENT ACCOUNTING PRONOUNCEMENT -- In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. SFAS No. 130 requires that an entity classify other comprehensive income by its nature on the face of the statement of income, or disclose it in the notes to the financial statements, and display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet. SFAS No. 130 will become effective for financial statements of the Company in 1998. The adoption of this pronouncement will not be material to the presentation of the financial statements or the financial results of the Company.

NOTE 2 -- INVESTMENT AND MORTGAGE-BACKED SECURITIES

     The amortized cost and approximate fair value of investment securities and mortgage-backed securities as of December 31, 1997 and 1996 are as follows:

---------------------------------------------------------------------------------------------------------------
                                                                                              GROSS UNREALIZED
---------------------------------------------------------------------------------------------------------------
                                                              AMORTIZED      APPROXIMATE
                                                                COST         FAIR VALUE       GAINS      LOSSES
---------------------------------------------------------------------------------------------------------------
                                                                               (IN THOUSANDS)
DECEMBER 31, 1997:
  Investment securities available for sale:
    U.S. government agency securities                         $ 35,056        $ 35,087        $  31      $   -
    Certificates of deposit                                        194             194            -          -
---------------------------------------------------------------------------------------------------------------
        Total investment securities available for sale        $ 35,250        $ 35,281        $  31      $   -
===============================================================================================================
  Mortgage-backed securities held to maturity                 $ 25,132        $ 25,063        $  14      $  83
===============================================================================================================
DECEMBER 31, 1996:
  Investment securities available for sale:
    U.S. government agency securities                         $ 35,515        $ 35,515        $   -      $   -
    Certificates of deposit                                      1,059           1,059            -          -
---------------------------------------------------------------------------------------------------------------
        Total investment securities available for sale        $ 36,574        $ 36,574        $   -      $   -
===============================================================================================================
  Mortgage-backed securities held to maturity                 $ 31,870        $ 31,319        $  11      $ 562
===============================================================================================================

     The amortized cost and approximate fair value of investment securities available for sale, by contractual maturity, at December 31, 1997 are shown below:

----------------------------------------------------------------------------------------
                                                              AMORTIZED      APPROXIMATE
                                                                COST         FAIR VALUE
----------------------------------------------------------------------------------------
                                                                    (IN THOUSANDS)
Due in one year or less                                       $ 10,244        $ 10,244
Due from one to five years                                      25,006          25,037
----------------------------------------------------------------------------------------
                                                              $ 35,250        $ 35,281
========================================================================================

     The remaining contractual maturity and estimated weighted-average life of the mortgage-backed securities was approximately 19.0 and 3.6 years, respectively, at December 31, 1997. The weighted-average life of mortgage-backed securities differs from the contractual maturity due to anticipated principal prepayments.

                   ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

     At December 31, 1997, approximately $35,182,000 of securities are pledged to secure a line of credit at the Federal Home Loan Bank of San Francisco ("FHLB"). See Note 8 to the consolidated financial statements.

     During 1997 and 1996, there were no transfers from the held to maturity portfolio and no securities were sold prior to their maturity or call date.

NOTE 3 -- LOANS RECEIVABLE

     Loans receivable consist of the following:

--------------------------------------------------------------------------------------
                                                                    DECEMBER 31
--------------------------------------------------------------------------------------
                                                                1997           1996
--------------------------------------------------------------------------------------
                                                                   (IN THOUSANDS)
LOANS HELD FOR INVESTMENT:
  Real estate                                                 $ 727,479      $ 644,079
  Construction                                                   39,668         22,498
--------------------------------------------------------------------------------------
                                                                767,147        666,577
  Deferred loan origination fees and other unearned income       (4,116)        (5,856)
--------------------------------------------------------------------------------------
                                                                763,031        660,721
  Allowance for credit losses                                   (12,178)       (10,885)
--------------------------------------------------------------------------------------
                                                              $ 750,853      $ 649,836
======================================================================================
LOANS HELD FOR SALE -- AT LOWER OF COST OR FAIR MARKET
  VALUE:
  Real estate                                                 $  50,786      $       -
  Automobile finance contracts                                        -          1,291
  Direct financing leases                                             -             44
--------------------------------------------------------------------------------------
                                                                 50,786          1,335
  Deferred loan origination fees and other unearned income         (242)             -
  Unearned income on automobile finance contracts                     -           (205)
--------------------------------------------------------------------------------------
                                                              $  50,544      $   1,130
======================================================================================

     At December 31, 1997, approximately 94.2%, 4.9% and 0.9% of the Company's loans collateralized by real estate are secured by income producing properties, properties under development, and residential one-to-four properties, respectively. Approximately 83.0% of the Company's loans secured by real estate were collateralized by properties located in California.

     At December 31, 1997, approximately $178,020,000 of loans receivable were pledged to secure a line of credit at the FHLB. See Note 8 to the consolidated financial statements.

     The following is the activity in the allowance for credit losses for the years ended December 31:

--------------------------------------------------------------------------------------------------
                                                                1997          1996          1995
--------------------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
Balance at beginning of year                                  $ 10,885      $  8,105      $ 11,076
Provision for estimated credit losses                            3,300         4,871        13,098
Charge-offs:
  Loans secured by real estate                                  (2,124)       (2,237)       (9,491)
  Automobile finance contracts, direct financing leases and
    other                                                            -             -        (7,294)
--------------------------------------------------------------------------------------------------
        Total charge-offs                                       (2,124)       (2,237)      (16,785)
--------------------------------------------------------------------------------------------------
Recoveries:
  Loans secured by real estate                                     117           146            45
  Automobile finance contracts, direct financing leases and
    other                                                            -             -           671
--------------------------------------------------------------------------------------------------
        Total recoveries                                           117           146           716
--------------------------------------------------------------------------------------------------
        Net charge-offs                                         (2,007)       (2,091)      (16,069)
--------------------------------------------------------------------------------------------------
Balance at end of year                                        $ 12,178      $ 10,885      $  8,105
==================================================================================================

     As of December 31, 1997, the accrual of income had been suspended on approximately $8,332,000 of loans secured by real estate. At December 31, 1996, the accrual of income had been suspended on approximately $7,205,000 of loans secured by real estate and $783,000 of other loans. The interest income that was

                   ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

contractually due on loans that were on nonaccrual status that was not recognized during the years ended December 31, 1997, 1996 and 1995 was approximately $384,000, $366,000 and $501,000, respectively.

     As of December 31, 1997 and 1996, restructured loans totaled $1,574,000 and $2,106,000, respectively. There were no related commitments to lend additional funds on restructured loans. For the years ended December 31, 1997, 1996 and 1995, $192,000, $394,000 and $800,000, respectively, of gross interest income would have been recorded had the loans been current in accordance with their original terms compared to $156,000, $328,000 and $667,000, respectively, of interest income which was included in net income for the same periods. The average yield on restructured loans was 9.2% at December 31, 1997.

     The Company's recorded investment in impaired loans, all of which were nonaccrual loans, and the related valuation allowance, were as follows as of December 31:

----------------------------------------------------------------------------------------------------------------------
                                                                        1997                           1996
----------------------------------------------------------------------------------------------------------------------
                                                               RECORDED       VALUATION       RECORDED       VALUATION
                                                              INVESTMENT      ALLOWANCE      INVESTMENT      ALLOWANCE
----------------------------------------------------------------------------------------------------------------------
                                                                                   (IN THOUSANDS)
Valuation allowance required                                   $ 2,933          $ 629         $ 3,627          $ 778
No valuation allowance required                                      -              -             699              -
----------------------------------------------------------------------------------------------------------------------
        Total impaired loans                                   $ 2,933          $ 629         $ 4,326          $ 778
======================================================================================================================

     The average recorded investment in impaired loans for the years ended December 31, 1997, 1996 and 1995 was $3,656,000, $3,808,000 and $12,196,000,
respectively. Interest income recognized on impaired loans for the years ended December 31, 1997, 1996 and 1995 was $129,000, $413,000 and $551,000,
respectively.

     Loans having carrying values of $2,427,000 and $7,313,000 were transferred to OREO in 1997 and 1996, respectively.

NOTE 4 -- OTHER REAL ESTATE OWNED

     Other real estate owned was stated as follows:

----------------------------------------------------------------------------------
                                                                  DECEMBER 31
----------------------------------------------------------------------------------
                                                               1997         1996
----------------------------------------------------------------------------------
                                                                 (IN THOUSANDS)
Real estate held for sale                                     $ 4,678      $ 6,532
Less valuation allowance                                         (732)      (1,116)
----------------------------------------------------------------------------------
                                                              $ 3,946      $ 5,416
==================================================================================

     The activity in the valuation allowance for other real estate owned was as follows:

-----------------------------------------------------------------------------------------------
                                                               FOR THE YEARS ENDED DECEMBER 31
-----------------------------------------------------------------------------------------------
                                                               1997         1996         1995
-----------------------------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
Balance at beginning of year                                  $ 1,116      $ 2,613      $ 3,603
Provision for estimated losses                                    216        1,038        4,169
Charges upon sale of other real estate owned                     (600)      (2,535)      (5,159)
-----------------------------------------------------------------------------------------------
                                                              $   732      $ 1,116      $ 2,613
===============================================================================================

                   ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 5 -- PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization and consist of the following:

----------------------------------------------------------------------------------
                                                                  DECEMBER 31
----------------------------------------------------------------------------------
                                                               1997         1996
----------------------------------------------------------------------------------
                                                                 (IN THOUSANDS)
Furniture, fixtures and equipment                             $ 4,322      $ 3,772
Leasehold improvements                                          2,976        2,427
Automobiles                                                       267           98
----------------------------------------------------------------------------------
                                                                7,565        6,297
Less accumulated depreciation and amortization                 (4,396)      (3,687)
----------------------------------------------------------------------------------
                                                              $ 3,169      $ 2,610
==================================================================================

     Depreciation and amortization expense for the years ended December 31, 1997, 1996 and 1995 was $771,000, $715,000 and $789,000, respectively.

NOTE 6 -- DEPOSIT ACCOUNTS

     Deposit accounts consist of the following:

--------------------------------------------------------------------------------------
                                                                    DECEMBER 31
--------------------------------------------------------------------------------------
                                                                1997           1996
--------------------------------------------------------------------------------------
                                                                   (IN THOUSANDS)
Money market savings and passbook accounts                    $  76,786      $  61,797
Time certificates under $100,000                                522,014        511,908
Time certificates over $100,000                                 245,013         96,631
--------------------------------------------------------------------------------------
                                                              $ 843,813      $ 670,336
======================================================================================

     Money market savings and passbook accounts have no contractual maturity and pay interest at rates ranging from 1.00% to 7.59% per annum. Additionally, money market savings accounts allow three check withdrawals per month. Time certificates have maturities ranging from 90 days to five years and bear interest at varying rates based on market conditions, ranging from 3.50% to 8.04% per annum.

     Brokered deposits totaled $67,002,000 at December 31, 1997. There were no brokered deposits outstanding at December 31, 1996. Interest expense on time certificates over $100,000 for the years ended December 31, 1997, 1996 and 1995 amounted to approximately $3,775,000, $1,881,000 and $1,193,000, respectively.

     The Association is subject to the provisions of the California Industrial Loan Law, which limits the amount of deposits which the Association may have outstanding to 20 times its shareholder's equity. At December 31, 1997, the Association's deposits are 8.7 times its shareholder's equity.

     The Association is a member of the Federal Deposit Insurance Corporation ("FDIC") and its deposits are insured up to $100,000 each per insured depositor.

     As of December 31, 1997, the contractual maturities of time certificate accounts were as follows:

-------------------------
YEAR OF
MATURITY       AMOUNT
-------------------------
           (IN THOUSANDS)
  1998       $ 713,556
  1999          43,287
  2000           7,288
  2001           1,362
  2002           1,534
-------------------------
             $ 767,027
=========================

NOTE 7 -- LINES OF CREDIT

     The Association has uncommitted, unsecured lines of credit with two banks renewable daily in the amount of $30,000,000. There were no borrowings against these lines at December 31, 1997.

                   ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 8 -- FHLB ADVANCES

     FHLB advances represent collateralized obligations with the FHLB of San Francisco. The outstanding balance of these advances was $61,500,000 and $43,500,000 at December 31, 1997 and 1996, respectively. The FHLB advances will mature in 1998.

     The Company has pledged loans receivable secured by real estate with a carrying value of $178,020,000, investment securities available for sale with a carrying value of $10,050,000 and mortgage-backed securities with a carrying value of $25,132,000, for a total of $213,202,000 of assets pledged as collateral for this borrowing facility. The total borrowing capacity available from the collateral that has been pledged is approximately $99,783,000, of which $61,500,000 has been utilized as of December 31, 1997.

     The following table represents the maximum month-end balance outstanding, weighted-average daily balance outstanding, average rates paid during the year, and the average rates on the balance at year-end for FHLB advances:

------------------------------------------------------------------------------------
                                                                   DECEMBER 31
------------------------------------------------------------------------------------
                                                                1997          1996
------------------------------------------------------------------------------------
                                                              (DOLLARS IN THOUSANDS)
Maximum month-end balance                                     $ 61,500      $ 54,000
Weighted-average daily balance                                $ 53,714      $ 53,604
Average rates paid                                                5.78%         5.52%
Average rates on balance at year-end                              5.91%         5.52%
Balance at year-end                                           $ 61,500      $ 43,500

NOTE 9 -- BENEFIT PLANS

     The Company has a salary savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to 15% of their compensation. The Company matches 50% of each employee's contribution, up to a maximum 6% of the employee's salary. Employees vest in employer contributions and their earnings thereon over a five year period. The Company's matching contributions to the Savings Plan were $174,000, $101,000 and $128,000 in 1997, 1996 and 1995, respectively.

     The Company also has a deferred compensation plan designed to provide additional retirement benefits for certain officers and key employees who cannot take full advantage of the Savings Plan. Costs associated with this deferred compensation plans amounted to $34,000, $7,000 and $25,000 in 1997, 1996 and 1995, respectively.

     The Company adopted an employee stock incentive plan and stock option plan for nonemployee directors (collectively, "the Stock Plan") which provides for the award of up to 1 million shares of common stock to officers, directors and key employees as compensation for future services, not to exceed a combined 550,000 shares during 1995, the first year of the Stock Plan, with annual awards thereafter limited to 100,000 additional shares. As of December 31, 1997, the Company had granted an aggregate of 593,916 options under the Stock Plan, net of forfeitures totaling 135,084, at exercise prices ranging from $10.00 to $14.63 per share, which generally vest over three years from the date of grant.

     The number of options and weighted-average exercise prices of options for each of the following groups of options, for the periods indicated, are as follows:

----------------------------------------------------------------------------------------------------------------
                                                                                              WEIGHTED-AVERAGE
                                                                   NUMBER OF OPTIONS          EXERCISE PRICES
----------------------------------------------------------------------------------------------------------------
                                                                   1997         1996         1997         1996
----------------------------------------------------------------------------------------------------------------
Options Outstanding at the Beginning of the Year                  500,500      509,500      $ 10.08      $ 10.04
Options Outstanding at the End of the Year                        569,500      500,500      $ 11.39      $ 10.08
Options Exercisable at the End of Year                            301,917      154,917      $ 10.49      $ 10.13
Options Granted During the Year                                   120,500       95,000      $ 14.50      $ 14.26
Options Exercised During the Year                                  19,416        4,500      $ 11.79      $ 10.25
Options Forfeited During the Year                                  32,084       99,500      $ 14.07      $ 10.13

                   ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

     The fair value of each option grant was estimated on the date of grant using an option pricing model with the following weighted-average assumptions for grants:

---------------------------------------------------------------------------------------------------------------------------
                                                                       WEIGHTED-AVERAGE ASSUMPTIONS FOR OPTION GRANTS
---------------------------------------------------------------------------------------------------------------------------
                                                                       1997                 1996                 1995
---------------------------------------------------------------------------------------------------------------------------
Dividend Yield                                                          0%                   0%                   0%
Expected Volatility                                                    20.3%                27.5%                27.6%
Risk-Free Interest Rates                                          6.24% to 6.49%       6.32% to 6.83%       5.65% to 6.01%
Expected Lives                                                      Seven Years          Seven Years          Seven Years
Weighted-Average Fair Value of Options Granted                        $ 5.87               $ 6.61               $ 4.45

     The Company accounts for the Stock Plan under APB No. 25 and, accordingly, no compensation costs have been recognized in the accompanying consolidated statements of operations for 1997, 1996 or 1995. If compensation costs for the Stock Plan had been determined under SFAS No. 123, pro forma net income would have been $11,828,000 and $9,455,000 and Diluted Earnings Per Share would have been $1.49 and $1.28 for 1997 and 1996, respectively, and pro forma net loss and Diluted Loss Per Share would have been $(2,498,000) and $(.54), respectively, for 1995.

NOTE 10 -- INCOME TAXES

     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

----------------------------------------------------------------------------------
                                                               1997         1996
----------------------------------------------------------------------------------
                                                                 (IN THOUSANDS)
Components of the deferred tax asset:
  Allowance for credit losses                                 $ 4,671      $ 3,383
  Accrued expenses                                              1,285          585
  State income taxes                                              841          342
  Other real estate owned expenses                                198          249
  Allowance for losses on other real estate owned                 425          165
----------------------------------------------------------------------------------
      Total deferred tax assets                                 7,420        4,724
----------------------------------------------------------------------------------
Components of the deferred tax liability:
  Deferred loan origination costs                               2,522          568
  FHLB stock dividends                                            634          308
  Other                                                            74          235
----------------------------------------------------------------------------------
      Total deferred tax liabilities                            3,230        1,111
----------------------------------------------------------------------------------
      Net deferred tax asset                                  $ 4,190      $ 3,613
==================================================================================

     The deferred tax asset is considered fully realizable, as when the temporary differences associated with the deferred tax asset are recognized for income tax purposes, those deductions are expected to be fully offset by future taxable income. Accordingly, the Company has not established a valuation allowance on the deferred tax asset.

                   ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

     A summary of the provision (benefit) for income taxes for the years ended December 31 follows:

--------------------------------------------------------------------------------------------------
                                                                 1997         1996          1995
--------------------------------------------------------------------------------------------------
                                                                          (IN THOUSANDS)
Current:
  Federal                                                       $ 7,183      $ 6,043      $ (2,813)
  State                                                           2,062          681          (246)
--------------------------------------------------------------------------------------------------
                                                                  9,245        6,724        (3,059)
--------------------------------------------------------------------------------------------------
Deferred:
  Federal                                                          (437)      (1,036)        1,589
  State                                                            (153)         732          (490)
--------------------------------------------------------------------------------------------------
                                                                   (590)        (304)        1,099
--------------------------------------------------------------------------------------------------
                                                                $ 8,655      $ 6,420      $ (1,960)
==================================================================================================

     A reconciliation of the federal statutory income tax (benefit) rate to the effective income tax (benefit) rate is as follows:

----------------------------------------------------------------------------------------------
                                                                     YEAR ENDED DECEMBER 31
----------------------------------------------------------------------------------------------
                                                                  1997       1996        1995
----------------------------------------------------------------------------------------------
Statutory federal tax rate                                        35.0%      35.0%      (34.0%)
State income tax, net of federal income tax benefit                7.0%       7.5%       (7.5%)
State income tax LARZ credits and other benefits                  (1.0%)     (3.5%)      (3.4%)
----------------------------------------------------------------------------------------------
                                                                  41.0%      39.0%      (44.9%)
==============================================================================================

NOTE 11 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

     The Company has exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit. This exposure is represented by the contractual amount of those instruments as the Company uses the same lending policies for these instruments as it does for the loan portfolio. The Company has outstanding unfunded loan commitments of approximately $43,219,000 and $34,572,000 at December 31, 1997 and 1996,
respectively.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     The Company leases office facilities under noncancelable operating leases. Future minimum lease payments required under leases with initial or remaining noncancelable terms in excess of one year at December 31, 1997 are approximately as follows:

----------------------------------------------------------------------------
                                                              (IN THOUSANDS)
----------------------------------------------------------------------------
1998                                                             $ 1,068
1999                                                                 968
2000                                                                 919
2001                                                                 952
2002                                                                 858
Thereafter                                                         3,447
----------------------------------------------------------------------------
                                                                 $ 8,212
============================================================================

                   ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

     Certain leases contain rental escalation clauses based on increases in the Consumer Price Index, and renewal options of up to ten years which may be exercised by the Company. The Company incurred rent expense of $1,588,000, $1,134,000 and $1,373,000 in 1997, 1996 and 1995, respectively. The Company received sublease income of $78,000 and $116,000 in 1996 and 1995, respectively. There were no subleases in 1997.

CONTINGENCIES

     The Company is subject to various pending legal actions which arise in the normal course of business. The Company maintains reserves for losses from legal actions which are both probable and estimable. Although the amount of the ultimate exposure, if any, cannot be determined at this time, in management's opinion, based upon advice of counsel, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 13 -- REGULATORY REQUIREMENTS

     The Association is subject to supervision and regulation by the Federal Deposit Insurance Corporation ("FDIC") and the Department of Financial Institutions ("DFI") of the State of California under the provisions of the California Industrial Loan Law. These provisions authorize the Association's issuance of thrift certificates, place limits on the size and type of loans the Association can make, and specify that the Association's allowance for credit losses be maintained at certain minimum levels. Prior to July 1, 1997, the Association was regulated by the California Department of Corporations ("CDOC").

     The Association is also subject to various capital requirements administered by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Association's financial statements and ultimately the consolidated financial statements of the Company. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets (leverage ratio). Management believes, as of December 31, 1997, that the Association meets all applicable capital adequacy requirements.

     As of December 31, 1997, the most recent notification from the FDIC categorized the Association as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Association must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Association's category.

     The Association's actual regulatory capital amounts and ratios are presented in the following table:

----------------------------------------------------------------------------------------------------------------------------
                                                                                    MINIMUM              CAPITAL REQUIRED
                                                                                REQUIREMENT FOR             TO MAINTAIN
                                                                               CAPITAL ADEQUACY         "WELL CAPITALIZED"
                                                           ACTUAL                  PURPOSES                 DESIGNATION
----------------------------------------------------------------------------------------------------------------------------
                                                     AMOUNT        RATIO       AMOUNT       RATIO       AMOUNT        RATIO
----------------------------------------------------------------------------------------------------------------------------
                                                                             (DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 1997
Total capital (to risk-weighted assets)             $ 107,875      12.67%     $ 68,156      8.00%      $ 85,195       10.00%
Tier 1 capital (to risk-weighted assets)            $  97,207      11.41%     $ 34,078      4.00%      $ 51,117        6.00%
Core capital (to average total assets)              $  97,207       9.61%     $ 40,458      4.00%      $ 50,572        5.00%

AS OF DECEMBER 31, 1996
Total capital (to risk-weighted assets)             $  94,791      13.25%     $ 57,236      8.00%      $ 71,545       10.00%
Tier 1 capital (to risk-weighted assets)            $  85,843      12.00%     $ 28,618      4.00%      $ 42,927        6.00%
Core capital (to average total assets)              $  85,843      10.64%     $ 32,260      4.00%      $ 40,325        5.00%

     Imperial operated under a Memorandum of Understanding ("MOU") with the FDIC and CDOC, which required a reduction in classified assets, prior written approval of dividends and a minimum leverage ratio of 7.5% from the first quarter of 1993 until the first quarter of 1996, when the MOU was terminated.

                   ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 14 -- EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS and Diluted EPS.

-----------------------------------------------------------------------------------------------------------------
                                                                               YEARS ENDED DECEMBER 31
-----------------------------------------------------------------------------------------------------------------
                                                                                      WEIGHTED-
                                                                       NET             AVERAGE             PER
                                                                     INCOME             SHARES            SHARE
                                                                     (LOSS)          OUTSTANDING          AMOUNT
-----------------------------------------------------------------------------------------------------------------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
1997
  Basic Earnings Per Share                                          $ 12,477          7,747,788          $  1.61
  Effect of Dilutive Stock Options                                         -            193,132                -
-----------------------------------------------------------------------------------------------------------------
  Diluted Earnings Per Share                                        $ 12,477          7,940,920          $  1.57
=================================================================================================================
1996
  Basic Earnings Per Share                                          $ 10,024          7,257,714          $  1.38
  Effect of Dilutive Stock Options                                         -            135,655                -
-----------------------------------------------------------------------------------------------------------------
  Diluted Earnings Per Share                                        $ 10,024          7,393,369          $  1.36
=================================================================================================================
1995
  Basic Loss Per Share                                              $ (2,403)         4,629,260          $ (0.52)
  Effect of Dilutive Stock Options                                         -             16,932                -
-----------------------------------------------------------------------------------------------------------------
  Diluted Loss Per Share                                            $ (2,403)         4,646,192          $ (0.52)
=================================================================================================================

NOTE 15 -- RESTATEMENT OF PREVIOUSLY REPORTED INFORMATION

     During 1997, the Company discovered that certain offering costs related to the 1995 initial public offering should have been recorded during the year of the offering. Accordingly, the 1995 financial statements have been restated to include the effect of these costs, which reduced the previously reported increase in contributed capital in 1995, relating to the issuance of common stock in that year, by $500,000 from $15,392,000 to $14,892,000. The related balances in the Company's shareholders' equity for subsequent periods are accordingly restated by this same amount.

NOTE 16 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate. Such instruments include securities, loans receivable, time deposits, accrued interest receivable and accrued interest payable. Fair value estimates are based on judgments regarding credit risk, investor expectations of future economic conditions, normal cost of administration of these instruments and other risk characteristics, including interest rate risk and prepayment risk. These estimates are subjective in nature, involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. The fair value estimates presented do not include the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

     The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate value:

        Cash and Cash Equivalents -- The carrying values reported in the balance sheet approximate fair values due to the short-term nature of the assets.

        Investment and Mortgage-Backed Securities -- Fair values are based on bid prices and quotations published and/or received from established securities dealers.

        FHLB Stock -- Fair values are based on bid prices quoted from the FHLB.

        Loans Held for Investment -- The fair value of net loans receivable has been estimated using the present value of future cash flows, discounted using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities and giving consideration to estimated prepayment risk and credit risk.

        Loans Held for Sale -- The fair value is based on bid prices received from potential buyers.

        Deposit Accounts -- The fair value of money market savings and passbook accounts is estimated to be the amount payable on demand. The fair values for time certificates, both over and under $100,000, are estimated by discounting the expected cash flows at current market rates over expected maturities.

        FHLB Advances -- The fair value of FHLB advances is estimated by discounting the expected cash flows at current market rates over contractual maturities.

                   ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

      The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                                      DECEMBER 31
--------------------------------------------------------------------------------------------------------------------------
                                                                         1997                             1996
--------------------------------------------------------------------------------------------------------------------------
                                                              CARRYING        ESTIMATED        CARRYING        ESTIMATED
                                                               AMOUNT         FAIR VALUE        AMOUNT         FAIR VALUE
--------------------------------------------------------------------------------------------------------------------------
                                                                                     (IN THOUSANDS)
Financial assets:
  Cash and cash equivalents                                   $ 123,885      $   123,885       $  62,599       $  62,599
  Investment securities                                          35,281           35,281          36,574          36,574
  Stock in FHLB                                                  11,919           11,919           8,349           8,349
  Mortgage-backed securities                                     25,132           25,063          31,870          31,319
  Loans held for sale, net                                       50,544           51,294           1,130           1,130
  Loans held for investment                                     767,147          770,740         666,577         671,366
  Deferred loan fees and other unearned income                   (4,116)               -          (5,856)              -
  Allowance for credit losses                                   (12,178)               -         (10,885)              -
--------------------------------------------------------------------------------------------------------------------------
    Net loans receivable                                        801,397          822,034         650,966         672,496
--------------------------------------------------------------------------------------------------------------------------
                                                              $ 997,614      $ 1,018,182       $ 790,358       $ 811,337
==========================================================================================================================
Financial liabilities:
  Deposits                                                    $ 843,813      $   845,188       $ 670,336       $ 671,040
  FHLB advances                                                  61,500           61,532          43,500          43,500
--------------------------------------------------------------------------------------------------------------------------
                                                              $ 905,313      $   906,720       $ 713,836       $ 714,540
==========================================================================================================================

NOTE 17 -- PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

-------------------------------------------------------------------------------------
                                                                    DECEMBER 31
-------------------------------------------------------------------------------------
                                                                1997           1996
-------------------------------------------------------------------------------------
                                                                  (IN THOUSANDS)
ASSETS
Cash and cash equivalents                                     $     704      $  1,363
Investment in Imperial Thrift and Loan Association               97,561        86,286
Investment in ITLA Funding Corporation                              408         1,506
Other assets                                                      2,352           163
-------------------------------------------------------------------------------------
    Total assets                                              $ 101,025      $ 89,318
=====================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities                                                   $   1,677      $      -
Shareholders' equity                                             99,348        89,318
-------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                $ 101,025      $ 89,318
=====================================================================================

                   ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995

CONDENSED STATEMENTS OF INCOME

------------------------------------------------------------------------------------
                                                                   DECEMBER 31
------------------------------------------------------------------------------------
                                                                1997          1996
------------------------------------------------------------------------------------
                                                                  (IN THOUSANDS)
Interest income                                               $     95      $      9
General and administrative expenses                                706            29
------------------------------------------------------------------------------------
Loss before income tax benefit and equity in undistributed
  income of subsidiaries                                          (611)          (20)
Income tax benefit                                                (440)           (8)
------------------------------------------------------------------------------------
Loss before equity in undistributed net income of
  subsidiaries                                                    (171)          (12)
Equity in undistributed net income of subsidiaries              12,648        10,036
------------------------------------------------------------------------------------
  Net income                                                  $ 12,477      $ 10,024
====================================================================================

CONDENSED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------
                                                                        DECEMBER 31
-----------------------------------------------------------------------------------------
                                                                    1997          1996
-----------------------------------------------------------------------------------------
                                                                      (IN THOUSANDS)
Cash Flows From Operating Activities:
  Net income                                                      $ 12,477      $  10,024
  Adjustments to net income:
    Equity in undistributed net income of subsidiaries             (12,648)       (10,036)
    Increase in other assets                                        (3,089)          (163)
    Increase in liabilities                                          1,567              -
-----------------------------------------------------------------------------------------
      Net cash used in operating activities                         (1,693)          (175)
-----------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Dividend received from Imperial Thrift and Loan
    Association                                                      3,000          3,000
  Capital contribution to ITLA Funding Corporation                       -         (1,500)
-----------------------------------------------------------------------------------------
      Net cash provided by investing activities                      3,000          1,500
-----------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Proceeds from common stock issued through exercise of
    employee stock options                                             318             38
  Cash paid to acquire treasury stock                               (2,284)             -
-----------------------------------------------------------------------------------------
      Net cash (used in) provided by financing activities           (1,966)            38
-----------------------------------------------------------------------------------------
        Net increase (decrease) in cash and cash equivalents          (659)         1,363
        Cash and cash equivalents at beginning of period             1,363              -
-----------------------------------------------------------------------------------------
        Cash and cash equivalents at end of period                $    704      $   1,363
=========================================================================================

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

        The executive officers of the Company are identified below.

        NAME                    AGE                                POSITION
        ----                    ---                                --------
George W. Haligowski            43            Chairman of the Board, President and Chief Executive
                                              Officer of ITLA Capital; Chairman of the Board and Chief
                                              Executive Officer of Imperial; Chairman of the Board of Funding

Michael A. Sicuro               39            Managing Director and Chief Financial Officer of ITLA Capital;
                                              Director and Chief Financial Officer of Funding

Timothy M. Doyle                41            Managing Director and Chief Administrative Officer of ITLA Capital

Norval L. Bruce                 56            Director of ITLA Capital; Director, President and Chief Operating
                                              Officer of Imperial; Director of Funding

George J. Guarini               44            Director, President and Chief Executive Officer of Funding

Steven C. Romelt                48            Senior Vice President and Chief Lending Officer of Imperial

Anthony A. Rusnak               34            First Vice President, General Counsel and Corporate Secretary


        George W. Haligowski has served as Chairman of the Board and Chief Executive Officer of the Company since inception and of Imperial since 1992, and was President of Imperial from 1992 until October 1997. From 1990 to the present, he has also served as President, Chief Executive Officer and Principal of Halivest International, Ltd., an international finance and asset management company. He was previously employed as a Vice President by Shearson Lehman Hutton (1988 to 1990) and Prudential-Bache Securities (1983 to 1988), and by Avco Financial Services as Regional Director of its Japanese branch operations (1976 to 1981), as Training Coordinator for Avco Thrift and Loan (1976) and as a Branch Manager (1974 to 1976).

        Michael A. Sicuro has served as Managing Director and Chief Financial Officer of the Company since inception and Senior Vice President and Chief Financial Officer of Imperial from June 1996 through December 1997. From 1994 to June 1996, Mr. Sicuro was employed by Blue Cross of California most recently as Vice President and Chief Financial Officer. Mr. Sicuro was previously employed by U.S. Bancorp Mortgage Company as Senior Vice President and Chief Financial Officer from 1993 to 1994; Western Federal Savings and Loan Association as Senior Vice President and Controller from 1992 to 1993; and First Interstate Bancorp as Vice President and Deputy Controller from 1990 to 1992. Mr. Sicuro was an Audit Manager with Deloitte and Touche from 1984 to 1990.

        Timothy M. Doyle has served as Managing Director and Chief Administrative Officer of the Company since January 1997, and was also the Senior Vice President - Chief Administrative Officer of Imperial from January 1997 to December 1997 and the First Vice President - Director of Management Audit of Imperial from May 1996 to December 1996. Before joining Imperial, Mr. Doyle was the Controller and Director of Operations at Northeastern

Plastics from 1995 to 1996; Assistant Controller of Alpha Wire Corporation from 1992 to 1994; and Vice President and Chief Financial Officer of Halivest International, Ltd. from 1989 to 1991. From 1982 to 1988, Mr. Doyle was the Corporate Controller of the Shepaug Corporation.

        Norval L. Bruce has served as President and Chief Operating Officer of Imperial since October 1997, and previously was the Executive Vice President and Chief Credit Officer of Imperial since 1990. Mr. Bruce is also a director of the Company, Imperial and Funding. From 1988 to 1989, Mr. Bruce served as
Executive Vice President and Chief Credit Officer of Security Pacific Bank, Nevada. Mr. Bruce was previously employed by Security Pacific Bank from 1965 to 1988 in a variety of positions including management positions in which he was responsible for both loan origination and credit quality.

        George J. Guarini has served as President of Funding since inception. He has also served as the Senior Vice President and Chief Lending Officer of Imperial from May 1996 to January 1997, and previously held other lending positions with Imperial from June 1994 to May 1996. From 1991 to 1994, Mr. Guarini served as Senior Vice President Special Assets of California Republic Bank. Mr. Guarini was employed from 1989 to 1991 by Security Pacific National Bank as a Senior Lending Officer. Mr. Guarini was previously employed from 1981 to 1989 by City Savings Bank, FSB in a variety of management positions.

        Steven C. Romelt has served as Senior Vice President - Chief Lending Officer of Imperial since January 1997 and as Director of Bank Lending for Imperial since November 1996. Previously, he was Vice President and Regional Manager for Southern Pacific Thrift and Loan Association from March 1995 to November 1996. Mr. Romelt also held various senior level lending positions for Imperial from December 1990 to March 1995 and held various lending positions with a number of other financial institutions from 1979 to December 1990.

        Anthony A. Rusnak has served as First Vice President, General Counsel and Corporate Secretary of the Company since November 1997. Prior to joining the Company, Mr. Rusnak was in private practice for seven years representing financial institutions, business, corporations and individuals in business, and real estate transactions and litigation. Previously, Mr. Rusnak worked for law firms in the San Diego area, as well as San Diego Gas and Electric's in-house counsel.

        The directors of the registrant, excluding Mr. Haligowski and Mr. Bruce, are identified below.

        Jeffrey L. Lipscomb, age 43, is an Investment Advisory Associate with EQ Financial Consultants, Inc. and formerly was a Registered Principal and Assistant Manager of the San Diego office of Equitable Financial Companies since 1986, handling corporate group benefits and personal financial planning.

        Sandor X. Mayuga, age 49, is a member of the state bar of California, has been a member of the law firm of Tisdale & Nicholson since 1994, and previously conducted his own private law practice from 1985 to 1995. Mr. Mayuga previously served as a Director of Imperial and Lake America from December 1983 to June 1993.

        Hirotaka Oribe, age 63, is a licensed architect with international experience in real estate development and urban planning. Since 1993, Mr. Oribe has served as an advisor to Kajima Development Resources, Inc. From 1979 to 1993, Mr. Oribe was Executive Vice President, Chief Operating Officer and a Director of Kajima Development Corporation, a firm engaged in development and construction of single-family and multifamily housing, office buildings and retail space, and land development. Mr. Oribe previously held other positions with affiliates of Kajima Corporation of Japan from 1973 to 1979 and was a practicing architect from 1962 to 1973.

        Robert R. Reed, age 61, is retired from Household International where he was employed in various positions from 1960 to 1992. Mr. Reed served as Vice President of Household Bank from 1980 to 1992. Mr. Reed was previously employed in management positions with Household Financial Corporation from 1962 to 1980. Mr. Reed previously served as a director of Imperial from September 1994 to August 1995, when all directors appointed by the Company's former parent resigned as part of the Company's initial public offering.

EMPLOYEES

        As of December 31, 1997, the Company had approximately 165 full-time equivalent employees. Management believes that its relations with employees are satisfactory. The Company is not subject to any collective bargaining agreements.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

        The following table sets forth the cash compensation of the Chief Executive Officer and the named executive officers of the Company with salary and bonus greater than $100,000 for the year ended December 31, 1997.


                                                                                        LONG-TERM
                                                     ANNUAL COMPENSATION              COMPENSATION
                                          ------------------------------------------  ------------   ALL OTHER
                                                     SALARY           BONUS            OPTIONS      COMPENSATION
 NAME AND PRINCIPAL POSITION              YEAR         ($)           ($) (9)            (#) (2)          ($)
 --------------------------               -----     --------        -----------       ----------    ------------
George W. Haligowski                      1997      $299,250         $374,050           20,000      $ 59,716(3)
   Chairman of the Board, President       1996      $293,316         $ 81,545(1)          --        $ 65,904(3)
   and Chief Executive Officer            1995      $174,058         $136,888          285,000      $ 70,572(3)

George J. Guarini                         1997      $177,625         $ 88,200             --        $  6,386(4)
   President and Chief Executive          1996      $119,334         $   --               --        $ 11,495(4)
   Officer of Funding                     1995      $ 89,796         $  8,500           40,000      $ 12,445(4)

Michael A. Sicuro                         1997      $156,188         $ 62,327           15,000      $  5,933(5)
   Managing Director and Chief            1996      $ 68,521(8)      $   --             25,000      $  7,778(5)
   Financial Officer of ITLA Capital      1995      $   --           $   --               --        $   --

Norval L. Bruce                           1997      $131,670         $ 75,600            5,000      $  7,780(6)
   President and Chief Operating          1996      $123,500         $   --               --        $  8,277(6)
   Officer of Imperial                    1995      $108,125         $ 13,500           40,000      $ 15,168(6)

Steven C. Romelt                          1997      $114,583         $  9,508           25,000      $ 12,997(7)
   Senior Vice President and Chief        1996      $ 16,346(8)      $   --               --        $  1,558(7)
   Lending Officer of Imperial            1995      $ 17,010(8)      $ 10,000             --        $  1,875(7)


----------
(1) $55,000 of the 1996 bonus was deferred at the election of the named officer under the Company's Nonqualified Deferred Compensation Plan.

(2) Options were granted on various dates and vest one-third on each of the three subsequent anniversary dates of issuance.

(3) Consists of (a) $4,288 in auto related benefits, (b) $26,600 in supplemental housing payments, (c) $7,100 in life insurance premiums,
        (d) $4,800 in employer contributions to the Company's 401(k) plan and
        (e) $16,928 in preferential interest on employee savings accounts in 1997. The respective amounts were $21,000, $22,850, $6,950, $4,500 and
        $10,604 in 1996 and $19,321, $22,850, $7,154, $6,682 and $14,565 in
        1995.

(4) Consists of (a) $1,013 of auto related benefits, (b) $4,800 in employer contributions to the Company's 401(k) plan and (c) $573 of preferential interest on employee savings accounts in 1997. The respective amounts were $10,200, $1,295 and $0 in 1996 and $9,600, $2,845 and $0 in 1995.

(5) Consists of $1,133 of auto related benefits and $4,800 in employer contributions to the Company's 401(k) plan in 1997. Consists of (a) $5,600 of auto related benefits, (b) $2,046 in employer contributions to the Company's 401(k) plan and (c) $132 of life insurance benefits in 1996.

(6) Consists of (a) $2,296 in auto related benefits, (b) $144 in life insurance premiums, (c) $4,800 in employer contributions to the Company's 401(k) plan and (d) $540 in preferential interest on employee savings accounts in 1997. The respective amounts were $3,448, $576, $3,705 and $548 in 1996 and $8,750, $576, $5,492 and $350 in 1995.

(7) Consists of (a) $9,000 in auto related benefits, (b) $4 in life insurance premiums and (c) $3,993 in employer contributions to the Company's 401(k) plan in 1997. Consists of (a) $1,500 in auto related benefits and (b) $58 in life insurance premiums in 1996, and $1,875 of auto related benefits in 1995.

(8)     Partial year.

(9) Includes Company stock issued under the Recognition and Retention Plan in 1997 at a price of $14.50 per share.

EMPLOYMENT AGREEMENT AND CHANGE OF CONTROL AGREEMENTS

        The Company has entered into an employment agreement with Mr. Haligowski, and change of control agreements with Messrs. Bruce, Guarini and Sicuro. The employment agreement provides for an initial employment term of three years, with the agreement automatically annually extending for an additional one-year period unless either party provides the other with at least 90 days notice of the nonextension or termination. The employment agreement provides that the Company may terminate the officer "for cause," as defined in the employment agreement, and that in the event the Company terminates the officer without cause including as a result of a change of control, the officer will be entitled to receive his base salary for the remaining term of the agreement and a pro rata portion of his bonus, if any, for the year in which his employment is terminated as well as a continuation of all employment related benefits through the remaining term of the agreement and the immediate vesting of any stock options previously granted and outstanding. The annual base salary for Mr. Haligowski under the employment agreement is currently $350,000 (which may be increased from time to time by the Board of Directors). The employment agreement also provides for, among other things, annual incentive compensation, disability pay, participation in stock benefit plans, and other fringe benefits, including a supplemental housing payment of not less than $2,500 per month, an automobile allowance of not less than $1,750 per month, and life insurance coverage in an amount not less than four times Mr. Haligowski's annual salary. Under the employment agreement, Mr. Haligowski received an initial option grant of 285,000 shares of common stock. See "Benefits - Stock Plans."

        The change in control agreements have initial terms of one year and shall automatically extend for additional one-year periods upon a change of control, as defined in the agreement, or upon their anniversary date, unless either party provides the other with at least 90 days notice of termination. These agreements provide that in the event the officer is terminated within twelve months following a change of control, as defined in the agreement, the officer shall be entitled to receive upon such termination an amount equal to the greater of the annualized salary as in effect on the date of the change of control or the date of termination and a pro rata portion of his bonus, if any, for the year in which his employment is terminated. The annual base salary for Messrs. Bruce, Guarini and Sicuro is currently $175,000, $179,000 and $169,000, respectively.

        Change of control, in both the employment agreement and the change in control agreements, is defined to include (i) the sale of substantially all of the stock or assets of the Company, whether by merger, consolidation, sale of assets or sale or exchange of Common Stock or the complete liquidation of the Company, (ii) the sale by the Company or the acquisition by any person in any single transaction (or series of related transactions) of more than 30% of the then outstanding Common Stock of the Company (on a fully diluted basis), or
(iii) any date upon which the directors of the Company nominated by the Board cease to constitute a majority of the Board. Both the employment agreement and the change of control agreements will provide that no payments may be made thereunder in connection with the termination of the officers covered by such agreements if, at the time such payments would otherwise be made, the Company is prohibited from making such payments by any applicable federal or state law or regulation governing its operations, unless the Company has obtained prior approval for such otherwise prohibited payments from the appropriate regulatory authorities.

BENEFITS

        Insurance Plans. All full-time employees, after approximately three months employment with the Company, are covered under group plans providing major medical, dental, and vision benefits, and long-term disability, travel accident, accidental death and dismemberment insurance, and group term life insurance.

        Salary Savings Plan. The Company Salary Savings Plan is a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code (the "Code") designed to provide employees with the opportunity to accumulate retirement funds (the "401(k) Plan"). Permanent employees aged 21 or more are eligible to participate in the 401(k) Plan as of January 1 or July 1 first following their hire date. Under the 401(k) Plan, subject to limitations imposed under Section 401(k) and Section 415 of the Code, a participant may elect to defer on a monthly basis up to 15% of compensation by directing the Company to contribute such amount to the 401(k) Plan on such employee's behalf. The Company currently makes matching contributions to the 401(k) Plan equal to 50% of the first 6% of the participant's monthly contribution. The Board reviews the match on an annual basis, and the Company may also make discretionary contributions to the 401(k) Plan. "Compensation" for purposes of the 401(k) Plan is defined as a participant's compensation from the Company as reported annually on Form W-2, including contributions to the 401(k) Plan by the employee, and contributions by the Company in the employee's behalf to any other pension, insurance, welfare or other employee benefit plan. Under the 401(k) Plan, a separate account is established for each participant. Participants are always 100% vested in their contributions and the earnings thereon. Participants become vested in employer contributions and the earnings thereon at the rate of 20% per year commencing with the first full year of service (defined as completion of 12 consecutive months of work). Participants become fully vested in employer contributions and the earnings thereon on their fifth anniversary of employment, or in the event of death, permanent disability or attainment of age 65 while employed by the Company. The 401(k) Plan provides for in-service hardship distributions of elective deferrals, as well as loans of a portion of vested account balances. Distributions from the 40l(k) Plan are made upon termination of service in a lump sum or in annual installments over a period of years at the election of the participant with the right to take a lump sum payment at any time during such period.

        Nonqualified Deferred Compensation Plans. The ITLA Capital Corporation Supplemental Salary Savings Plan (the "Supplemental Plan") and Nonqualified Deferred Compensation Plan (the "Deferral Plan") are designed to provide additional retirement benefits for certain officers and highly compensated employees. The Supplemental Plan provides participating employees with an opportunity to make up benefits not available under the 401(k) Plan due to any application of limitations on compensation and maximum benefits under the 401(k) Plan. Benefits under the Supplemental Plan are provided at the same time and in the same form as benefits under the 401(k) Plan, and become taxable to the participant at that point. The Deferral Plan allows a participant to defer receipt of, and current taxation upon, designated portions of his direct cash compensation until a future date specified by the participants. Both of these plans are unfunded plans, meaning that all benefits payable thereunder are payable from the Company's general assets, and funds available to pay benefits are subject to the claims of the Company's general creditors. The Company has established a Rabbi Trust with a bank which holds the contributions to the Supplemental Plan and Deferral Plan, for the purpose of providing the benefits promised under the terms of the plans. Participants only have the rights of unsecured creditors with respect to the Rabbi Trust assets.

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

        The Stock Option Plan is administered by the Compensation Committee of the Board, except that grants to nonemployee directors are made by the Board of Directors pursuant to a predetermined formula, as described below. The Committee consists of two or more nonemployee directors of the Company, and has full and final authority to select the employees to receive awards and to grant such awards. Subject to provisions of the Stock Option Plan, the Committee has a wide degree of flexibility in determining the terms and conditions of awards and the number of shares to be issued pursuant thereto. The expenses of administering the Stock Option Plan are borne by the Company.

        The Stock Option Plan authorizes the Committee to enter into any type of arrangement with an eligible employee that, by its terms, involves or might involve the issuance of Common Stock or any other security or benefit with a value derived from the value of Common Stock. Awards to employees are not restricted to any specified form or structure. Stock options to purchase 5,000 shares of Common Stock were automatically granted to the nonemployee directors upon the completion of the Company's initial public offering and upon their election to the Board of Directors, and options to purchase an additional 1,000 shares are granted annually thereafter, provided such individuals continue to serve as directors.

        Awards may not be granted under the Stock Option Plan after the tenth anniversary of the adoption of the Stock Option Plan. The Company has granted an aggregate of 929,000 options under the Stock Option Plan, of which 350,000 have been granted to Mr. Haligowski, 75,000, 45,000, 65,000 and 40,000 have been granted to Messrs. Bruce, Guarini, Sicuro and Romelt, respectively, 24,000 have been granted to nonemployee directors, and 345,000 have been granted to other employees, of which 23,416 have been exercised and 136,084 have been forfeited. The exercise price per share of the options so granted ranges from $10.00 to $18.00 per share and will generally vest 33-1/3% per year, beginning with the first anniversary of the date of the grant.

        Recognition and Retention Plan. The Company has adopted the Recognition and Retention Plan ("RRP"), the purpose of which is to promote the long-term interests of the Company and its shareholders by providing a means for attracting and retaining officers and employees of the Company and its affiliates. Under the RRP, awards of restricted shares of the Company's common stock may be made to employees as additional long-term incentive compensation. Every employee of the Company is eligible to be considered for the grant of awards under the RRP. The maximum number of shares of common stock which may be issued pursuant to the RRP is 300,000 shares over the ten year life of the plan. No RRP shares may be granted in any fiscal year in which the Company fails to maintain an "adequately capitalized" designation under the FDIC regulations and fails to achieve a return on average assets of at least 50 basis points for the fiscal year. The RRP is administered by the Compensation Committee of the Board which has a wide degree of flexibility, within the provisions of the RRP, in determining the terms and conditions of awards and the number of shares to be issued pursuant thereto. 6,068 shares were awarded under the RRP in 1997.

DIRECTORS COMPENSATION

        Directors Fees. Each nonemployee director was paid a monthly fee during 1997 of $1,250 for serving on the Company's Board of Directors. Each nonemployee director is paid $500 for each board committee meeting attended for service on such committee.

        Voluntary Retainer Stock and Deferred Compensation Plan. In 1996, the Company adopted the Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors (the "Outside Director Plan"). The Outside Director Plan provides for the deferral of compensation earned by nonemployee directors in the form of Stock Units ("Stock Units") in a Stock Unit account ("Stock Unit Account"). Directors may elect to have up to 100% of their fees converted into stock units.

        For dividends paid with respect to the Company's common stock, each nonemployee director has credited to his or her Stock Unit Account an additional number of Stock Units in an amount determined under the Outside Director Plan. Each nonemployee director's Stock Unit Account shall be settled by delivering to the nonemployee director (or his beneficiary) the number of shares of Company common stock equal to the number of whole Stock Units then credited to the nonemployee director's Stock Unit Account, in either (i) a lump sum or (ii) substantially equal annual installments over a period not to exceed ten years.

        Directors Stock Option Plans. Directors are also eligible to receive stock option grants as described above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During 1997, the Compensation Committee was comprised of Directors Lipscomb and Oribe.

OPTION GRANTS FOR 1997

        The following table sets forth certain information regarding stock options granted pursuant to the Stock Option Plan for the named executive officers in 1997. No stock appreciation rights have been granted pursuant to the Stock Option Plan.

                                            STOCK OPTION GRANTS IN LAST FISCAL YEAR
---------------------------------------------------------------------------------------------------
                                          INDIVIDUAL GRANTS
                          ----------------------------------------------    POTENTIAL REALIZABLE
                                                                              VALUE AT ASSUMED
                                      % OF TOTAL                            ANNUAL RATES OF STOCK
                           NUMBER OF    OPTIONS                             PRICE APPRECIATION FOR
                          UNDERLYING   GRANTED TO  EXERCISE                      OPTION TERM
                           OPTIONS     EMPLOYEES   OR BASE                  -----------------------
                           GRANTED     IN FISCAL    PRICE    EXPIRATION        5%            10%
        NAME                 (#)         YEAR     ($/SHARE)     DATE           ($)           ($)
        ----              ----------  ----------- ---------- ----------     -------       ---------
George W. Haligowski        20,000       16.6%     $   14.50   1/23/07      $182,379      $462,185
Michael A. Sicuro           15,000       12.4%     $   14.50   1/23/07      $136,785      $346,639
Norval L. Bruce              5,000        4.1%     $   14.50   1/23/07      $ 45,595      $115,546
Steven C. Romelt            25,000       20.7%     $   14.50   1/23/07      $227,974      $577,732


        The following table sets forth certain information concerning the number and value of stock options at December 31, 1997 held by the named executive officers.


                                                   OPTION VALUES AT DECEMBER 31, 1997
 -------------------------------------------------------------------------------------------------------------------
                                                           NUMBER OF                    VALUE OF UNEXERCISED
                           SHARES                       UNEXERCISED OPTIONS            "IN-THE-MONEY" OPTIONS
                         ACQUIRED                      AT FISCAL YEAR-END               AT FISCAL YEAR-END (1)
                            ON       VALUE       ------------------------------     -------------------------------
                         EXERCISE   REALIZED                 (#)                                ($)
        NAME               (#)        ($)        EXERCISABLE      UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
        ----             --------   --------     -----------      -------------     -----------      -------------
George W. Haligowski        --        N/A           190,000           115,000        $1,757,500        $  973,750
George J. Guarini           --        N/A            26,667            13,333        $  246,667        $  123,333
Norval L. Bruce             --        N/A            26,667            18,333        $  246,667        $  147,083
Michael A. Sicuro           --        N/A             8,333            31,667        $   40,625        $  152,500
Steven C. Romelt            --        N/A              --              25,000        $       --        $  118,750


----------
(1) The difference between the aggregate option exercise price and the closing price of $19.25 of the underlying shares at December 31, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        At March 24, 1998, the Company had 7,697,984 shares of common stock outstanding.

        The following table sets forth, as of March 24, 1998, certain information as to those persons who were known by management to be beneficial owners of more than five percent of Company common stock outstanding.

                                                      SHARES                     PERCENT
                                                      BENEFICIALLY                 OF
         BENEFICIAL OWNER                             OWNED                       CLASS
         ----------------                             ------------               -------
Thomson Horstmann & Bryant, Inc.
Park 80 West, Plaza Two
Saddle Brook, New Jersey  07663                       811,300(1)                 10.54%

Wellington Management Company, LLP
75 State Street
Boston, Massachusetts  02109                          776,600(2)                 10.09%

Franklin Mutual Advisors, Inc.
51 John F. Kennedy Parkway
Short Hills, New Jersey  07078                        709,000(3)                  9.21%

FBR Ashton, Limited Partnership
1001 19th Street, North, 18th Floor
Arlington, Virginia  22209                            467,670(4)                  6.08%

Wanger Asset Management, L.P.
227 West Monroe Street, Suite 3000
Chicago, Illinois  60606                              446,000(5)                  5.79%

Corbyn Investment Management, Inc.
2330 West Joppa Road, Suite 108
Lutherville, Maryland  21093                          410,912(6)                  5.34%

----------
(1)     As reported by Thomson Horstmann & Bryant, Inc. ("Thomson") on a
        Schedule 13G dated on or about January 27, 1998 and filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Thomson reported sole voting power as to 496,300 shares, sole investment power as to 811,300 shares, shared voting power as to 9,800 shares, and shared investment power as to none of the 811,300 shares covered by the report.

(2)     As reported by Wellington Management Company, LLP ("Wellington") on a
        Schedule 13G dated on or about January 14, 1998 and filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Wellington reported sole voting and investment powers as to no shares, shared voting power as to 466,200 shares, and shared investment power as to 776,600 of the 776,600 shares covered by the report.

(3) As reported by Franklin Resources, Inc. ("Franklin") on a Schedule 13G dated on or about January 30, 1998 and filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Franklin reported sole voting and investment powers as to 709,000 shares, and shared voting and investment powers as to none of the 709,000 shares covered by the report.

(4) As reported by FBR Ashton Limited Partnership ("FBR") on a Schedule 13D dated on or about December 23, 1997 and filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. FBR reported sole voting power as to 395,250 shares, sole investment power as to 395,250 shares, shared voting power as to 467,670 shares and shared investment power as to 467,670 of the 467,670 shares covered by the report.

(5) As reported by Wanger Asset Management, L.P. ("Wanger") on a Schedule 13G dated on or about February 6, 1998 and filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Wanger reported sole voting and investment powers as to no shares, and shared voting and investment powers as to 446,000 of the 446,000 shares covered by the report.

(6)     As reported by Corbyn Investment Management, Inc. ("Corbyn") on a
        Schedule 13G dated on or about January 8, 1998 and filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Corbyn reported sole voting and investment powers as to 410,912 shares, and shared voting and investment powers as to none of the 410,912 shares covered by the report.

        The following table sets forth, as of December 31, 1997, certain information as to the shares of common stock beneficially owned by the directors and named executive officers and by all directors and executive officers of the Company as a group.

                                                    SHARES            PERCENT
                                                 BENEFICIALLY            OF
       BENEFICIAL OWNER                             OWNED (1)          CLASS
       ----------------                          -------------        -------
George W. Haligowski                                225,537             2.86%
Norval L. Bruce                                      30,116             0.39%
George J. Guarini                                    28,079             0.36%
Michael A. Sicuro                                    13,837             0.18%
Steven C. Romelt                                      8,333             0.11%
Sandor X. Mayuga                                      6,800             0.09%
Hirotaka Oribe                                        6,200             0.08%
Robert R. Reed                                        6,200             0.08%
Jeffrey L. Lipscomb                                   6,000             0.08%
All Directors and Executive Officers
    as a Group (11 Persons)                         339,435             4.24%

----------
(1) Includes shares held directly, as well as an aggregate of 305,667 shares which are subject to immediately exercisable options and options exercisable within 60 days of December 31, 1997, under the Company's Stock Option Plan, shares held in retirement accounts or by certain members of the named individual's families or corporations for which an individual is an officer or director or held by trust of which an individual is trustee or a substantial beneficiary, over which shares the individual may be deemed to have sole or shared voting and/or investment power. The above named individuals held exercisable options and options exercisable within 60 days of December 31, 1997 as follows:
        Chairman Haligowski - 196,667 shares; Director Lipscomb - 6,000 shares; Director Mayuga - 6,000 shares; Director Oribe - 6,000 shares; Director Reed - 6,000 shares; Norval L. Bruce - 28,334 shares; George J. Guarini
        - 26,667 shares; Michael A. Sicuro - 13,333 shares; and Steven C. Romelt
        - 8,333 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During the year, the Company utilized the services of Tisdale & Nicholson. Director Mayuga is a partner in that law firm. During 1997, this law firm received $12,475 in legal fees from the Company, which was not in excess of 5% of the firm's total revenues during 1997.

        During the year, the Company utilized the services of a public relations firm which is owned by Director Lipscomb's spouse. During 1997, this public relations firm received $62,657 of fees from the Company.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(1)  FINANCIAL STATEMENTS:

        The Company's consolidated financial statements, and auditor's report thereon, are included in this Form 10-K at the pages listed below:

                                                                                     PAGE
                                                                                     ----
Report of Independent Public Accountants on Consolidated Financial Statements as
   of December 31, 1997 and 1996 and for Each of the
   Three Years in the Period Ended December 31, 1997                                  34

Consolidated Balance Sheets as of December 31, 1997 and 1996                          35

Consolidated Statements of Operations for the Years Ended
   December 31, 1997, 1996 and 1995                                                   36

Consolidated Statements of Changes in Shareholders' Equity for the
   Period January 1, 1995 to December 31, 1997                                        37

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1997, 1996 and 1995                                                   38

Notes to Consolidated Financial Statements                                            39


        (a)(2)  FINANCIAL STATEMENT SCHEDULES:

        All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

        (a)(3)  EXHIBITS

                                                                                        REFERENCE TO
                                                                                        PRIOR FILING
                                                                                        OR EXHIBIT
 REGULATION                                                                                NUMBER                   SEQUENTIAL
S-K EXHIBIT                                                                               ATTACHED                     PAGE
  NUMBER                            DOCUMENT                                              HERETO                      NUMBER
-----------                         --------                                            ------------               -------------
     2             Certificate of Incorporation, as amended                                 **                     Not applicable
     3             Bylaws, as amended                                                       **                     Not applicable
     4             Instruments defining the rights of security holders,
                      including indentures                                                 None                    Not applicable
     9             Voting trust agreement                                                  None                    Not applicable
    10             Material contracts                                                      None                    Not applicable
   10.1            1995 Stock Option Plan for Nonemployee Directors                          *                     Not applicable
   10.2            1995 Employee Stock Incentive Plan                                        *                     Not applicable
   10.3            Nonqualified Deferred Compensation Plan                                   *                     Not applicable
   10.4            Supplemental Salary Savings Plan                                          *                     Not applicable
   10.5            Glendale Headquarters Lease Agreement                                     *                     Not applicable
   10.6            Data Processing Agreement                                                 *                     Not applicable
   10.7            Employment Agreement with George W. Haligowski                            *                     Not applicable
   10.8            Change of Control Agreements                                              *                     Not applicable
   10.9            Recognition and retention plan                                           **                     Not applicable
   10.10           Voluntary Retainer Stock and Deferred Compensation
                      Plan for Outside Directors                                            **                     Not applicable
    11             Statement re computation of per share earnings                          None                    Not applicable
    12             Statement re computation of ratios                                      None                    Not applicable
    13             Annual report to Security Holders                                    Not required               Not applicable
    18             Letter re change in accounting principles                               None                    Not applicable
    21             Subsidiaries of the registrant                                           21                       Page 63
    22             Published report regarding matters submitted to vote
                      of security holders                                                  None                    Not applicable
    23             Consent of Independent Certified Public Accountants                     None                    Not applicable
    24             Power of attorney                                                    Not required               Not applicable
    27             Financial Data Schedule                                                  27
    28             Information from reports furnished to state insurance
                      regulatory authorities                                               None                    Not applicable


----------
* Filed as exhibits to Imperial's Registration Statement on Form S-1 (File No. 33-96518) filed with the Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.

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

                                      ITLA CAPITAL CORPORATION



Date:  March 30, 1998                 By:  /s/  George W. Haligowski
                                          -------------------------------------
                                                George W. Haligowski
                                          Chairman of the Board, President
                                              and Chief Executive Officer
                                           (Duly Authorized Representative)

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

         SIGNATURE                       TITLE                                   DATE
         ---------                       -----                                   ----
/s/  George W. Haligowski      Chairman of the Board, President and         March 30, 1998
-----------------------------  Chief Executive Officer
     George W. Haligowski      (Principal Executive Officer)


/s/  Michael A. Sicuro         Managing Director, Chief Financial           March 30, 1998
-----------------------------  Officer (Principal Financial and
     Michael A. Sicuro         Accounting Officer)


/s/  Norval L. Bruce           Director                                     March 30, 1998
-----------------------------
     Norval L. Bruce

/s/  Jeffrey L. Lipscomb       Director                                     March 30, 1998
-----------------------------
     Jeffrey L. Lipscomb

/s/  Sandor X. Mayuga          Director                                     March 30, 1998
-----------------------------
     Sandor X. Mayuga

/s/  Robert R. Reed            Director                                     March 30, 1998
-----------------------------
     Robert R. Reed

/s/  Hirotaka Oribe            Director                                     March 30, 1998
-----------------------------
     Hirotaka Oribe