Form 10-Q
period 1998-03-31
ITLA CAPITAL CORP
filed 1998-05-14
CIK 1000234

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 1998


                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to __________________


                         Commission File Number 0-26960

                            ITLA CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)


                   Delaware                               95-4596322
---------------------------------------------         -------------------
(State or other jurisdiction of incorporation            (IRS Employer
               or organization)                       Identification No.)

888 Prospect St., Suite 110, La Jolla, California                    92037
-------------------------------------------------                    -----
    (Address of Principal Executive Offices)                       (Zip Code)

                                 (619) 551-0511
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

     Number of shares of common stock of the registrant: 7,699,984 outstanding as of May 4, 1998.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                            MARCH 31,
                                                                              1998          DECEMBER 31,
                                                                           (UNAUDITED)          1997
                                                                           -----------      -----------
                                     ASSETS
 Cash and cash equivalents                                                 $   111,960      $   123,885
 Investment securities available for sale, at approximate fair value            20,229           35,281
 Stock in Federal Home Loan Bank                                                12,095           11,919
 Mortgage-backed securities held to maturity, at amortized cost
     (fair value $23,412 and $25,063 for 1998 and 1997, respectively)           23,430           25,132
 Loans held for investment, net (net of allowance for credit losses of
     $13,673 and $12,178 in 1998 and 1997, respectively)                       769,731          750,853
 Loans held for sale, at lower of cost or fair market value                     55,494           50,544
 Interest receivable                                                             5,070            4,916
 Other real estate owned, net                                                    4,254            3,946
 Premises and equipment, net                                                     3,041            3,169
 Deferred income taxes                                                           4,191            4,190
 Other assets                                                                    1,492            2,074
                                                                           -----------      -----------

               Total assets                                                $ 1,010,987      $ 1,015,909
                                                                           ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 Liabilities:
     Deposit accounts                                                      $   836,957      $   843,813
     Federal Home Loan Bank advances                                            60,500           61,500
     Accounts payable and other liabilities                                     10,641           11,248
                                                                           -----------      -----------

            Total liabilities                                                  908,098          916,561
                                                                           -----------      -----------

 Commitments and contingencies                                                      --               --

 Shareholders' equity:
     Preferred stock, 5,000,000 shares authorized, none issued                      --               --
     Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 7,852,484 and 7,849,484 issued and
        outstanding in 1998 and 1997, respectively                              53,197           53,163
     Retained earnings                                                          51,959           48,450
     Unrealized gain on investment securities available for sale, net               17               19
                                                                           -----------      -----------

                                                                               105,173          101,632
     Less 152,500 shares of treasury stock, at cost                             (2,284)          (2,284)
                                                                           -----------      -----------

            Total shareholders' equity                                         102,889           99,348
                                                                           -----------      -----------

               Total liabilities and shareholders' equity                  $ 1,010,987      $ 1,015,909
                                                                           ===========      ===========

   See accompanying notes to the unaudited consolidated financial statements.

                   ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                               FOR THE THREE MONTHS
                                                                                  ENDED MARCH 31
                                                                                -------------------
                                                                                 1998         1997
                                                                                -------     -------
Interest income:
    Loans receivable, including fees                                            $22,091     $17,795
    Investment securities                                                         2,327       1,504
    Mortgage-backed securities                                                      392         457
                                                                                -------     -------

        Total interest income                                                    24,810      19,756
                                                                                -------     -------

Interest expense:
    Deposit accounts                                                             12,143       9,480
    Federal Home Loan Bank advances                                                 901         589
                                                                                -------     -------

        Total interest expense                                                   13,044      10,069
                                                                                -------     -------

           Net interest income before provision for estimated credit losses      11,766       9,687

Provision for estimated credit losses                                             1,400         600
                                                                                -------     -------

           Net interest income after provision for estimated credit losses       10,366       9,087
                                                                                -------     -------

Noninterest income:
    Fee income from mortgage banking activities                                     582         169
    Other                                                                           277         179
                                                                                -------     -------

        Total noninterest income                                                    859         348
                                                                                -------     -------

Noninterest expense:
    Compensation and benefits                                                     2,491       2,080
    Occupancy and equipment                                                         694         563
    FDIC assessment                                                                  23         144
    Other                                                                         1,990       1,724
                                                                                -------     -------

        Total general and administrative                                          5,198       4,511
                                                                                -------     -------

    Real estate operations, net                                                      80           8
    Loss on sale of other real estate owned, net                                     --           7
                                                                                -------     -------
        Total real estate operations, net                                            80          15
                                                                                -------     -------
           Total noninterest expense                                              5,278       4,526
                                                                                -------     -------
Income before provision for income taxes                                          5,947       4,909

    Provision for income taxes                                                    2,438       2,003
                                                                                -------     -------
NET INCOME                                                                      $ 3,509     $ 2,906
                                                                                =======     =======
BASIC EARNINGS PER SHARE                                                        $  0.46     $  0.37
                                                                                =======     =======
DILUTED EARNINGS PER SHARE                                                      $  0.44     $  0.36
                                                                                =======     =======


   See accompanying notes to the unaudited consolidated financial statements.

                   ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              FOR THE THREE MONTHS
                                                                                  ENDED MARCH 31
                                                                             -----------------------
                                                                                1998          1997
                                                                             ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $   3,509      $  2,906
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation, accretion and amortization, net                                (286)         (529)
     Provision for estimated credit losses                                       1,400           600
     Increase in interest receivable                                              (154)         (423)
     Provision for deferred income taxes                                            --          (188)
     Decrease in other assets                                                      582         1,788
     (Decrease) increase in accounts payable and other liabilities                (607)        1,946
                                                                             ---------      --------

       Net cash provided by operating activities                                 4,444         6,100
                                                                             ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in loans receivable, net                                            (27,359)       (3,589)
  Purchases of investment securities available for sale                         (5,000)       (8,000)
  Proceeds from the maturity of investment securities available for sale        20,050         6,202
  Increase in stock in Federal Home Loan Bank                                     (176)         (134)
  Repayment of principal on mortgage-backed securities                           1,679         1,965
  Proceeds from sale of other real estate owned                                     --         1,753
  Proceeds from sale of real estate loans                                        2,415           660
  Cash paid for capital expenditures                                              (155)         (376)
  Other, net                                                                        (1)           16
                                                                             ---------      --------

       Net cash used in investing activities                                    (8,547)       (1,503)
                                                                             ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock options exercised                                                   34            53
   Decrease in deposit accounts                                                 (6,856)         (754)
   Decrease in Federal Home Loan Bank advances                                  (1,000)       (4,000)
                                                                             ---------      --------

       Net cash used in financing activities                                    (7,822)       (4,701)
                                                                             ---------      --------

          Net decrease in cash and cash equivalents                            (11,925)         (104)
          Cash and cash equivalents at beginning of period                     123,885        62,599
                                                                             ---------      --------

          Cash and cash equivalents at end of period                         $ 111,960      $ 62,495
                                                                             =========      ========

Supplemental Cash Flow Information:
   Cash paid during the period for interest                                  $  13,052      $  9,672
   Cash paid during the period for income taxes                              $   1,250      $    900
Noncash Investing Transactions:
   Loans transferred to other real estate owned                              $     308      $    140
   Loans to facilitate the sale of other real estate owned                   $      --      $    435

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998


NOTE 1 - BASIS OF PRESENTATION

        The unaudited consolidated financial statements of ITLA Capital Corporation ("ITLA Capital" and together with its subsidiaries the "Company") included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. The unaudited consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, Imperial Thrift and Loan Association ("Imperial") and ITLA Funding Corporation ("Funding"). All material intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the financial statements for 1997 to conform to the 1998 presentation. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations for the remainder of the year.

        These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - EARNINGS PER SHARE

        Basic Earnings Per Share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which shared in the earnings of the Company.

        The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS.

                                          FOR THE THREE MONTHS ENDED MARCH 31
                                        -----------------------------------------
                                                      WEIGHTED-
                                                       AVERAGE           PER
                                         NET           SHARES           SHARE
                                        INCOME       OUTSTANDING        AMOUNT
                                        ------       -----------       --------
                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
  Basic EPS                             $3,509        7,697,654        $   0.46
  Effect of Dilutive Stock Options          --          249,228              --
                                        ------        ---------        --------
  Diluted EPS                           $3,509        7,946,882        $   0.44
                                        ======        =========        ========

1997
  Basic EPS                             $2,906        7,827,807        $   0.37
  Effect of Dilutive Stock Options          --          147,635              --
                                        ------        ---------        --------
  Diluted EPS                           $2,906        7,975,442        $   0.36
                                        ======        =========        ========

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENT

        In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive income, which encompasses net income and unrealized gains (losses) on available for sale securities, is presented below:

                                                                    THREE MONTH PERIOD ENDED
                                                                            MARCH 31
                                                                    ------------------------
                                                                        1998         1997
                                                                      -------      -------
                                                                         (IN THOUSANDS)
Net income                                                            $ 3,509      $ 2,906

Other comprehensive  income - unrealized loss on investment
securities  available for sale,  net of tax benefit of $1 and $70 for the three  months  ended March 31, 1998 and 1997,
respectively                                                               (2)        (100)
                                                                      -------      -------
Comprehensive income                                                  $ 3,507      $ 2,806
                                                                      =======      =======

NOTE 4 - IMPAIRED LOANS RECEIVABLE

        As of March 31, 1998, the recorded investment in loans receivable that were considered impaired under SFAS No. 114 was $7.4 million. The average recorded investment in impaired loans during the three month period ended March 31, 1998 was $8.2 million. Interest income recognized on impaired loans was not material during the three month periods ended March 31, 1998 and 1997.

NOTE 5 -  SUBSEQUENT EVENT

        Subsequent to March 31, 1998, Imperial made a distribution to ITLA Capital totaling $23.0 million. This dividend did not impact Imperial's "well capitalized" designation for regulatory purposes.

        On May 1, 1998, the Company completed the formation of its third operating subsidiary, ITLA Commercial Investment Corporation ("CIC"). CIC will invest primarily in mortgages secured by income producing real estate assets originated by the Company's other operating subsidiaries. The initial capitalization for CIC was approximately $20 million, which was used to acquire assets from Imperial. The Company intends to expand CIC's portfolio of assets to approximately $200 million, utilizing funding provided by external credit facilities.

                            ITLA CAPITAL CORPORATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following discussion and analysis is intended to identify the major components that influenced the financial condition and results of operations of the Company as of and for the three month period ended March 31, 1998.

        When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in domestic or foreign business markets, financial or legal conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

        The Company does not undertake, and specifically disclaims any obligation, to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

RESULTS OF OPERATIONS

        THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

NET INCOME

        Net income totaled $3.5 million for the three months ended March 31, 1998 compared to $2.9 million for the same period in 1997, an increase of 20.8 percent. The increase in net income was primarily due to increases in net interest income and noninterest income, offset by increases in general and administrative expenses, the provision for estimated credit losses, real estate operations, net, and the provision for income taxes. Diluted Earnings Per Share was $.44 for the three months ended March 31, 1998 compared to $.36 for the same period in 1997.

NET INTEREST INCOME

        The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in average interest-earning asset and interest-bearing liability balances (volume) and changes in average interest rates (rate). The change in interest due to both volume and rate have been allocated to change due to volume and rate in proportion to the relationship of absolute dollar amounts in each.

                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                   1998 VERSUS 1997
                                         ------------------------------------
                                            VOLUME      RATE        TOTAL
                                           -------      -----      -------
                                                    (IN THOUSANDS)
Interest and fees earned on:
    Loans receivable, net                  $ 4,150      $ 146      $ 4,296
    Investment securities                      776         47          823
    Mortgage-backed securities                (108)        43          (65)
                                           -------      -----      -------
       Total increase                        4,818        236        5,054
                                           -------      -----      -------

Interest paid on:
    Deposit accounts                         2,430        233        2,663
    FHLB advances                              258         54          312
                                           -------      -----      -------
       Total increase                        2,688        287        2,975
                                           -------      -----      -------
            Increase (decrease) in net
                interest income            $ 2,130      $ (51)     $ 2,079
                                           =======      =====      =======

        Total interest income increased by $5.1 million in the 1998 first quarter compared to the same period in 1997 due primarily to increases in both the average balances of loans and investment securities as compared to the first quarter of 1997. The average balance of loans receivable increased $154.0 million, or 23.1 percent, due to growth in the Company's real estate loan portfolio. The weighted-average yield on loans receivable increased to 10.93 percent for the 1998 first quarter compared to 10.85 percent for the same period in 1997 primarily as a result of additional income received from prepayments and the collection of interest on past due loans, some of which were previously classified as nonaccrual. Excluding this additional income, the yield on loans receivable would have declined to 10.55 percent due to the pricing of real estate loans in response to competitive factors and the Company's emphasis on attempting to manage credit risk.

        Total interest expense increased by $3.0 million in the 1998 first quarter compared to the same period in 1997 due primarily to an increase in the average balance of deposit accounts and FHLB advances and, to a lesser extent, to an increase in the cost of funds. The average balance of deposit accounts increased $168.9 million during the first quarter of 1998 as compared to the 1997 first quarter. The average rate paid on these accounts increased to 5.84 percent in the 1998 first quarter from 5.71 percent during the same period in 1997. The increase in deposit rates was consistent with market conditions.

PROVISION FOR ESTIMATED CREDIT LOSSES

        Management periodically assesses the adequacy of the allowance for credit losses by reference to many factors which may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements, general portfolio trends relative to asset and portfolio size, asset categories, potential credit and geographic concentrations, nonaccrual loan levels, historical loss experience and risks associated with changes in economic, social and business conditions. Accordingly, the calculation of the adequacy of the allowance for credit losses is not based solely on the level of nonperforming assets. Management believes that the Company's allowance for credit losses as of March 31, 1998 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company's financial condition and results of operations. In addition, the determination of the amount of the allowance for credit losses is subject to review by Imperial's regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

        The provision for estimated credit losses increased to $1.4 million in the 1998 first quarter from $0.6 million in the same period in 1997, primarily due to the establishment of reserves relating to growth in the loan portfolio. Nonperforming assets to total assets declined to 1.15 percent as of March 31, 1998, compared to 1.21 percent at December 31, 1997. The aggregate amount of nonperforming assets decreased to $11.7 million as of March 31, 1998 from $12.3 million at December 31, 1997. At March 31, 1998, the total allowance for credit losses was $13.7 million or 1.7 percent of total loans receivable held for investment. See also "Financial Condition - Nonperforming Assets and Allowance for Credit Losses."

NONINTEREST INCOME

        Noninterest income totaled $0.9 million during the three months ended March 31, 1998 compared to $0.3 million for the same period in 1997. The increase in noninterest income was due primarily to the increased fee income from mortgage banking activities recognized by Funding, which commenced operations during the first quarter of 1997. In the current period, Funding originated $86.4 million of commercial real estate loans for third-party investors and recognized $0.6 million of fee income, compared to $12.5 million of loans originated and $0.2 million of fee income recognized during the same period in the prior year.

NONINTEREST EXPENSE

        Noninterest expense totaled $5.2 million for the three months ended March 31, 1998 compared to $4.5 million for the same period in 1997. The increase in noninterest expense was due primarily to increases in compensation and benefits and occupancy and equipment expenses incurred by Funding. Compensation and benefits expense increased due to an increase in the number of full-time equivalent employees to 163 at March 31, 1998 compared to 151 at March 31, 1997 and 165 at December 31, 1997. The increase in occupancy and equipment expense was due primarily to increases from the expansion of Funding's national network of loan production offices.

        For the three months ended March 31, 1998 and 1997, the Company's consolidated ratio of general and administrative expense to average assets, on an annualized basis, was 2.0 percent. The ratio excluding the costs of Funding was 1.7 percent and 1.8 percent, respectively, for the quarters ended March 31, 1998 and 1997. The Company's efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 41.8 percent for the quarter ended March 31, 1998, unchanged from the same period in the prior year.

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

        The Company is also aware of the risks to third parties, including vendors (and to the extent appropriate, depositors and borrowers), and the potential adverse impact on the Company resulting from failures by these parties to adequately address these risks. The Company has been communicating with its outside data processing service bureau, as well as other third-party service providers (and to the extent appropriate, depositors and borrowers), to assess their progress in evaluating their systems and implementing any corrective measures required by them to be prepared for the year 2000. To date, the Company has not been advised by any of its primary vendors that there are any unmitigated risks regarding potential issues related to the Year 2000. However, no assurance can be given as to the adequacy of any plans or to the timeliness of their implementation.

        The Company anticipates that it may incur internal staff costs as well as consulting and other expenses related to the enhancements necessary to prepare the systems for the Year 2000. Based on the Company's current knowledge and investigations, any expense relating to the Year 2000 potential issue is not expected to have a material impact on the Company's financial position or results of operations.

FINANCIAL CONDITION

NONPERFORMING ASSETS AND ALLOWANCE FOR CREDIT LOSSES

        The following table sets forth the Company's nonperforming assets by category at the dates indicated.

                                                 MARCH 31,      DECEMBER 31,
                                                   1998             1997
                                                  -------         -------
                                                   (DOLLARS IN THOUSANDS)
Nonaccrual loans                                  $ 7,398         $ 8,332
Other real estate owned, net                        4,254           3,946
                                                  -------         -------
        Total nonperforming assets                $11,652         $12,278
                                                  =======         =======

Troubled debt restructurings                      $ 1,629         $ 1,574

Nonaccrual loans held for investment to
     total gross loans held for investment           0.95%           1.09%

Nonperforming assets to total assets                 1.15%           1.21%

        The following table provides certain information regarding the Company's allowance for credit losses.


                                                   THREE MONTHS ENDED   YEAR ENDED
                                                        MARCH 31,      DECEMBER 31,
                                                           1998           1997
                                                         -------        --------
                                                              (IN THOUSANDS)
Balance, beginning of period                             $12,178        $ 10,885
Provision for estimated credit losses                      1,400           3,300
Net recoveries (charge-offs) on real estate loans             95          (2,007)
                                                         -------        --------

Balance, end of period                                   $13,673        $ 12,178
                                                         =======        ========



LIQUIDITY AND DEPOSIT ACCOUNTS

        Liquidity refers to the Company's ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans receivable. The Company maintains a cash and investment securities portfolio designed to satisfy operating and regulatory liquidity requirements while preserving capital and maximizing yield. As of March 31, 1998, the Company held approximately $112.0 million cash and cash equivalents (consisting primarily of short term investments with original maturities of 90 days or less) and $20.2 million of investment securities classified as available for sale. Short term investments classified as cash equivalents consisted of government money market funds, repurchase agreements and short term government agency securities, while investment securities available for sale consisted of fixed income instruments which were rated "AAA" or better by nationally recognized rating agencies. As of March 31, 1998 and December 31, 1997, Imperial's liquidity ratios were 12.6 percent and 14.0 percent, respectively, exceeding the regulatory requirement of 1.5 percent. In addition, the Company's liquidity position is supported by a credit facility with the FHLB of San Francisco with an available borrowing capacity of $38.7 million, and by federal funds lines of credit with two major banks with an available borrowing capacity of $30.0 million.

        Total deposit accounts decreased to $837.0 million at March 31, 1998 from $843.8 million at December 31, 1997. The Company retained a significant amount of the funds which matured through rollover of the certificates in the three months ended March 31, 1998 and 1997, respectively. Although the Company competes for deposits primarily on the basis of rates, based on its historical experience regarding retention of deposits, management believes that a significant portion of deposits will remain with the Company upon maturity on an ongoing basis.

CAPITAL RESOURCES

        At March 31, 1998, Imperial's Leverage (Core), Tier I and Total Risk-Based capital ratios were 10.1 percent, 11.6 percent and 12.8 percent, respectively. At December 31, 1997, Leverage (Core), Tier I and Total Risk-Based capital ratios were 9.6 percent, 11.4 percent and 12.7 percent, respectively. The minimum regulatory requirement for Leverage (Core), Tier I and Risk-Based capital are 4.0 percent, 4.0 percent and 8.0 percent, respectively. As of March 31, 1998, Imperial's capital position was designated as "well capitalized" for regulatory purposes. Subsequent to March 31, 1998, Imperial provided a $23.0 million dividend to ITLA Capital.

Assuming this dividend occurred at March 31, 1998, Imperial's Leverage (Core), Tier 1 and Total Risk-Based capital ratios would have been 8.0 percent, 9.2 percent and 10.5 percent, respectively. This dividend payment did not impact Imperial's "well capitalized" designation.

        The Company's shareholders' equity increased $3.5 million from December 31, 1997 to March 31, 1998 due primarily to the accumulation of $3.5 million in net income. There were no dividends declared or paid by the Company during the first three months of 1998.

MARKET RISK

        The Company's estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in the Company's Form 10-K for the period ended December 31, 1997.

PART II - OTHER INFORMATION

ITEM 1               LEGAL PROCEEDINGS

                     The Company is party to certain legal proceedings incidental to its business. Management believes that the outcome of such proceedings, in the aggregate, will not have a material effect on the Company's financial condition and results of operations.

ITEM 2               CHANGES IN SECURITIES

                     Not applicable.

ITEM 3               DEFAULTS UPON SENIOR SECURITIES

                     Not applicable.

ITEM 4               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     None

ITEM 5               OTHER INFORMATION

                     None

ITEM 6               EXHIBITS AND REPORTS ON FORM 8-K

                     Not applicable.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            ITLA CAPITAL CORPORATION



Date:  May 14, 1998                       /s/ George W. Haligowski
       ------------                   ----------------------------
                                            George W. Haligowski
                                            Chairman of the Board, President and
                                            Chief Executive Officer



Date: May 14, 1998                        /s/ Michael A. Sicuro
      ------------                    -------------------------
                                            Michael A. Sicuro
                                            Managing Director and Chief
                                            Financial Officer