Form 10-Q
period 1998-06-30
ITLA CAPITAL CORP
filed 1998-08-11
CIK 1000234

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 1998


                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from __________________ to __________________


                         Commission File Number 0-26960

                            ITLA CAPITAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                  Delaware                                 95-4596322
---------------------------------------------  ---------------------------------
(State or Other Jurisdiction of Incorporation  (IRS Employer Identification No.)
              or Organization)

888 Prospect St., Suite 110, La Jolla, California                   92037
-------------------------------------------------                   -----
    (Address of Principal Executive Offices)                      (Zip Code)

                                 (619) 551-0511
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

        Number of shares of common stock of the registrant: 7,700,484 outstanding as of July 30, 1998.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                 JUNE 30,
                                                                                   1998              DECEMBER 31,
                                                                                (UNAUDITED)              1997
                                                                               ------------          ------------
                                                                               (IN THOUSANDS EXCEPT SHARE AMOUNTS)
                               ASSETS

Cash and cash equivalents                                                      $     84,328          $    123,885
Investment securities available for sale, at approximate fair value                  30,795                35,281
Stock in Federal Home Loan Bank                                                      12,270                11,919
Mortgage-backed securities held to maturity, at amortized cost
    (fair value $20,788 and $25,063 in 1998 and 1997, respectively)                  20,764                25,132
Loans held for investment, net (net of allowance for credit losses of
    $15,251 and $12,178 in 1998 and 1997, respectively)                             799,998               750,853
Loans held for sale, at lower of cost or fair market value                           54,486                50,544
Interest receivable                                                                   6,035                 4,916
Other real estate owned, net                                                          3,236                 3,946
Premises and equipment, net                                                           2,864                 3,169
Deferred income taxes                                                                 4,194                 4,190
Other assets                                                                          2,373                 2,074
                                                                               ------------          ------------

              Total assets                                                     $  1,021,343          $  1,015,909
                                                                               ============          ============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Deposit accounts                                                           $    844,895          $    843,813
    Federal Home Loan Bank advances                                                  60,500                61,500
    Accounts payable and other liabilities                                            9,372                11,248
                                                                               ------------          ------------

           Total liabilities                                                        914,767               916,561
                                                                               ------------          ------------

Commitments and contingencies                                                            --                    --

Shareholders' equity:
    Preferred stock, 5,000,000 shares authorized, none issued                            --                    --
    Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 7,854,484 and 7,849,484 issued and
        outstanding in 1998 and 1997, respectively                                   53,225                53,163
    Retained earnings                                                                55,667                48,450
    Unrealized gain on investment securities available for sale, net                     67                    19
                                                                               ------------          ------------

                                                                                    108,959               101,632
    Less treasury stock, at cost - 157,500 shares and 152,500 shares
        in 1998 and 1997, respectively                                               (2,383)               (2,284)
                                                                               ------------          ------------

           Total shareholders' equity                                               106,576                99,348
                                                                               ------------          ------------

              Total liabilities and shareholders' equity                       $  1,021,343          $  1,015,909
                                                                               ============          ============


   See accompanying notes to the unaudited consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                          FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                                                   JUNE 30,                    JUNE 30,
                                                                          --------------------------    -------------------------
                                                                             1998           1997           1998           1997
                                                                          ----------     ----------     ----------     ----------
                                                                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Interest income:
    Loans receivable, including fees                                      $   23,280     $   18,182     $   45,371     $   35,977
    Investment securities                                                      1,965          1,106          4,292          2,610
    Mortgage-backed securities                                                   318            470            710            927
                                                                          ----------     ----------     ----------     ----------

       Total interest income                                                  25,563         19,758         50,373         39,514
                                                                          ----------     ----------     ----------     ----------

Interest expense:
    Deposit accounts                                                          12,109          9,255         24,252         18,735
    Federal Home Loan Bank advances                                              896            685          1,797          1,274
                                                                          ----------     ----------     ----------     ----------

       Total interest expense                                                 13,005          9,940         26,049         20,009
                                                                          ----------     ----------     ----------     ----------

          Net interest income before provisions for estimated credit
             losses and valuation allowance on loans held for sale            12,558          9,818         24,324         19,505

Provision for estimated credit losses                                          1,600            250          3,000            850
Provision for valuation allowance on loans held for sale                          --            350             --            350
                                                                          ----------     ----------     ----------     ----------

          Net interest income after provisions for estimated credit
             losses and valuation allowance on loans held for sale            10,958          9,218         21,324         18,305
                                                                          ----------     ----------     ----------     ----------

Noninterest income:
    Fee income from mortgage banking activities                                  408            233            990            402
    Other                                                                        238            111            515            290
                                                                          ----------     ----------     ----------     ----------

       Total noninterest income                                                  646            344          1,505            692
                                                                          ----------     ----------     ----------     ----------

Noninterest expense:
    Compensation and benefits                                                  2,553          2,065          5,044          4,145
    Occupancy and equipment                                                      693            541          1,387          1,104
    FDIC assessment                                                               26             21             49            165
    Other                                                                      1,894          1,771          3,884          3,495
                                                                          ----------     ----------     ----------     ----------

       Total general and administrative                                        5,166          4,398         10,364          8,909
                                                                          ----------     ----------     ----------     ----------

    Real estate operations, net                                                   82             39            162             47
    Provision for estimated losses on other real estate owned                    248             --            248             --
    (Gain) loss on sale of other real estate owned, net                         (176)            24           (176)            31
                                                                          ----------     ----------     ----------     ----------

       Total real estate operations, net                                         154             63            234             78
                                                                          ----------     ----------     ----------     ----------

          Total noninterest expense                                            5,320          4,461         10,598          8,987
                                                                          ----------     ----------     ----------     ----------

Income before provision for income taxes                                       6,284          5,101         12,231         10,010

    Provision for income taxes                                                 2,576          2,087          5,014          4,090
                                                                          ----------     ----------     ----------     ----------

NET INCOME                                                                $    3,708     $    3,014     $    7,217     $    5,920
                                                                          ==========     ==========     ==========     ==========

BASIC EARNINGS PER SHARE                                                  $     0.48     $     0.39     $     0.94     $     0.76
                                                                          ==========     ==========     ==========     ==========

DILUTED EARNINGS PER SHARE                                                $     0.46     $     0.38     $     0.90     $     0.74
                                                                          ==========     ==========     ==========     ==========


   See accompanying notes to the unaudited consolidated financial statements.

                   ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                              FOR THE SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                            ----------------------------
                                                                                1998            1997
                                                                            ------------    ------------
                                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $      7,217    $      5,920
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation, accretion and amortization, net                                   (496)            478
    Provisions for estimated credit losses, valuation allowance on loans
        held for sale, and estimated losses on other real estate owned             3,248           1,200
    (Gain) loss on sale of other real estate owned                                  (176)             31
    Increase in interest receivable                                               (1,119)           (475)
    Provision for deferred income taxes                                               --            (188)
    (Increase) decrease in other assets                                             (299)            496
    Decrease in accounts payable and other liabilities                            (1,876)         (2,348)
                                                                            ------------    ------------

    Net cash provided by operating activities                                      6,499           5,114
                                                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in loans receivable, net                                              (58,854)        (48,251)
  Purchases of investment securities available for sale                          (20,520)         (8,000)
  Proceeds from the maturity of investment securities available for sale          25,050           6,297
  Increase in stock in Federal Home Loan Bank                                       (351)         (3,233)
  Repayment of principal on mortgage-backed securities                             4,298           3,365
  Proceeds from sale of other real estate owned                                    1,126           2,405
  Proceeds from sale of real estate loans                                          3,411           1,812
  Cash paid for capital expenditures                                                (261)           (686)
  Other, net                                                                          --               9
                                                                            ------------    ------------

     Net cash used in investing activities                                       (46,101)        (46,282)
                                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock options exercised                                                      62             151
  Purchase of treasury stock                                                         (99)         (1,935)
  Net increase in deposit accounts                                                 1,082          18,685
  (Decrease) increase in Federal Home Loan Bank advances                          (1,000)         18,000
                                                                            ------------    ------------

     Net cash provided by financing activities                                        45          34,901
                                                                            ------------    ------------

         Net decrease in cash and cash equivalents                               (39,557)         (6,267)
         Cash and cash equivalents at beginning of period                        123,885          62,599
                                                                            ------------    ------------

         Cash and cash equivalents at end of period                         $     84,328    $     56,332
                                                                            ============    ============

 Supplemental Cash Flow Information:
   Cash paid during the period for interest                                 $     25,914    $     20,144
   Cash paid during the period for income taxes                             $      6,970    $      4,400
Noncash Investing Transactions:
   Loans transferred to other real estate owned                             $        488    $      1,833
   Loans to facilitate the sale of other real estate owned                  $        549    $        635


   See accompanying notes to the unaudited consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998


NOTE 1 - BASIS OF PRESENTATION

         The unaudited consolidated financial statements of ITLA Capital Corporation ("ITLA Capital" and together with its subsidiaries the "Company") included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Imperial Thrift and Loan Association ("Imperial"), ITLA Funding Corporation ("Funding"), and ITLA Commercial Investment Corporation ("CIC"), which was formed in May 1998. CIC will invest primarily in mortgages secured by income producing real estate assets originated by Imperial and Funding. All material intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the financial statements for 1997 to conform to the 1998 presentation. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations for the remainder of the year.

         These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - EARNINGS PER SHARE

         Basic Earnings Per Share ("Basic EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted Earnings Per Share ("Diluted EPS") reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which shared in the earnings of the Company.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998


NOTE 2 - EARNINGS PER SHARE (Continued)

         The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS.

                                            FOR THE THREE MONTHS ENDED JUNE 30,         FOR THE SIX MONTHS ENDED JUNE 30,
                                         ---------------------------------------      ---------------------------------------
                                                        WEIGHTED-                                   WEIGHTED-
                                                        AVERAGE          PER                         AVERAGE           PER
                                            NET         SHARES          SHARE            NET         SHARES           SHARE
                                          INCOME      OUTSTANDING       AMOUNT         INCOME      OUTSTANDING        AMOUNT
                                         ---------   -------------     ---------      ---------   -------------     ---------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
   Basic EPS                             $   3,708      7,698,984      $    0.48      $   7,217      7,698,973      $    0.94
   Effect of Dilutive Stock Options             --        297,296           (.02)            --        296,935           (.04)
                                         ---------      ---------      ---------      ---------      ---------      ---------
   Diluted EPS                           $   3,708      7,996,280      $    0.46      $   7,217      7,995,908      $    0.90
                                         =========      =========      =========      =========      =========      =========

1997
   Basic EPS                             $   3,014      7,751,239      $    0.39      $   5,920      7,789,312      $    0.76
   Effect of Dilutive Stock Options             --        122,334           (.01)            --        149,000           (.02)
                                         ---------      ---------      ---------      ---------      ---------      ---------
   Diluted EPS                           $   3,014      7,873,573      $    0.38      $   5,920      7,938,312      $    0.74
                                         =========      =========      =========      =========      =========      =========

NOTE 3 - COMPREHENSIVE INCOME

         Comprehensive income, which encompasses net income and unrealized gains (losses) on investment securities available for sale, is presented below:

                                                         THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------       ---------------------------
                                                            1998             1997             1998             1997
                                                         ----------       ----------       ----------       ----------
                                                                                (IN THOUSANDS)
Net income                                               $    3,708       $    3,014       $    7,217       $    5,920

Other comprehensive income - unrealized gain
      (loss) on investment securities available
      for sale, net of tax expense (benefit) of
      $35 and $57 for the three months ended
      June 30, 1998 and 1997, respectively, and
      $33 and $(13) for the six months ended
      June 30, 1998 and 1997, respectively                       50               82               48              (18)
                                                         ----------       ----------       ----------       ----------
          Comprehensive income                           $    3,758       $    3,096       $    7,265       $    5,902
                                                         ==========       ==========       ==========       ==========

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998


NOTE 4 - IMPAIRED LOANS RECEIVABLE

         As of June 30, 1998, the recorded investment in loans receivable that were considered impaired under Statement of Financial Accounting Standards ("SFAS") No. 114 was $6.6 million. The average recorded investment in impaired loans during the three and six month periods ended June 30, 1998 was $6.2 million and $7.2 million, respectively. Interest income recognized on impaired loans was not material during the three and six month periods ended June 30, 1998 and 1997.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis is intended to identify the major factors that influenced the financial condition and results of operations of the Company as of and for the three and six month periods ended June 30, 1998.

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

NET INCOME

         Net income totaled $3.7 million for the three months ended June 30, 1998 compared to $3.0 million for the corresponding period in 1997, an increase of 23.0 percent. The increase in net income was primarily due to increases in net interest income and noninterest income, partially offset by increases in general and administrative expenses, the provision for estimated credit losses, real estate operations, net, and the provision for income taxes. Diluted EPS was $0.46 for the three months ended June 30, 1998 compared to $0.38 for the corresponding period in 1997, an increase of 21.1 percent.

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

                                               FOR THE THREE MONTHS ENDED JUNE 30,
                                                         1998 VS. 1997
                                         -----------------------------------------------
                                          INCREASE (DECREASE) DUE TO:
                                         ----------------------------
                                           VOLUME             RATE              TOTAL
                                         ----------        ----------        ----------
                                                         (IN THOUSANDS)
Interest and fees earned on:
    Loans receivable, net                $    4,839        $      259        $    5,098
    Investment securities                       863                (4)              859
    Mortgage-backed securities                 (105)              (47)             (152)
                                         ----------        ----------        ----------
        Total increase                        5,597               208             5,805
                                         ----------        ----------        ----------

Interest paid on:
    Deposit accounts                          2,830                24             2,854
    FHLB advances                               182                29               211
                                         ----------        ----------        ----------
        Total increase                        3,012                53             3,065
                                         ----------        ----------        ----------
Increase in net interest income          $    2,585        $      155        $    2,740
                                         ==========        ==========        ==========

         Total interest income increased by $5.8 million in the 1998 second quarter compared to the corresponding period in 1997 due primarily to increases in the average balances of loans receivable(1) and investment securities. The average balance of loans receivable increased $176.8 million, or 26.2 percent, due to growth in the Company's real estate loan portfolio. The average balance of investment securities increased $63.6 million, or 78.4 percent. The weighted-average yield on loans receivable increased to 10.97 percent for the 1998 second quarter compared to 10.82 percent for the corresponding period in 1997 primarily as a result of income received from prepayments and the collection of interest on past due loans, some of which were previously classified as nonaccrual. Excluding this additional income, the yield on loans receivable would have been 10.83 percent.

         Total interest expense increased by $3.1 million in the 1998 second quarter compared to the corresponding period in 1997 due primarily to an increase in the average balance of deposit accounts and Federal Home Loan Bank of San Francisco ("FHLB") advances. The average balance of deposit accounts increased $196.4 million during the second quarter of 1998 as compared to the 1997 second quarter. The average rate paid on these accounts increased slightly to 5.77 percent in the 1998 second quarter from 5.76 percent during the corresponding period in 1997.

PROVISION FOR ESTIMATED CREDIT LOSSES

         Management periodically assesses the adequacy of the allowance for credit losses by reference to many factors which may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements, general portfolio trends relative to asset and portfolio size, asset categories, potential credit and geographic concentrations, nonaccrual loan levels, historical loss experience and risks associated with changes in economic, social and business conditions. Accordingly, the calculation of the adequacy of the allowance for credit losses is not based solely on the level of nonperforming


--------
(1) Loans receivable consist of loans held for investment and loans held for sale.

assets. Management believes that the Company's allowance for credit losses as of June 30, 1998 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company's financial condition and results of operations. In addition, the determination of the amount of the allowance for credit losses is subject to review by Imperial's regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

         The provision for estimated credit losses increased to $1.6 million in the 1998 second quarter from $0.3 million in the corresponding period in 1997, primarily due to the establishment of reserves relating to growth in loans held for investment. Nonperforming assets to total assets declined to 0.92 percent as of June 30, 1998, compared to 1.21 percent at December 31, 1997. The aggregate amount of nonperforming assets decreased to $9.4 million as of June 30, 1998 from $12.3 million at December 31, 1997. At June 30, 1998, the total allowance for credit losses was $15.3 million or 1.9 percent of total loans held for investment. See also "Financial Condition - Nonperforming Assets and Allowance for Credit Losses."

NONINTEREST INCOME

         Noninterest income totaled $0.6 million for the three months ended June 30, 1998 compared to $0.3 million for the corresponding period in 1997. The increase in noninterest income was due primarily to the increased fee income from mortgage banking activities recognized by Funding, which commenced operations during the first quarter of 1997. For the three month period ended June 30, 1998, Funding originated $39.5 million of commercial real estate loans for third-party investors and recognized $0.4 million of fee income, compared to $25.3 million of loans originated and $0.2 million of fee income recognized during the corresponding period in the prior year.

NONINTEREST EXPENSE

         Noninterest expense totaled $5.3 million for the three months ended June 30, 1998 compared to $4.5 million for the corresponding period in 1997. The increase in noninterest expense was due primarily to increases in compensation and benefits and occupancy and equipment expenses incurred by Funding. Compensation and benefits expense increased due to an increase in the number of full-time equivalent employees, which averaged 168 during the second quarter of 1998 compared to 150 during the corresponding period of the previous year. The increase in occupancy and equipment expense was due primarily to increases from the expansion of Funding's national network of loan production offices.

         For the three months ended June 30, 1998 and 1997, the Company's ratio of consolidated general and administrative expense to average assets, on an annualized basis, was 2.0 percent and 2.2 percent, respectively. The ratio excluding the costs of Funding was 1.5 percent and 2.0 percent, respectively. The Company's efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 40.3 percent for the quarter ended June 30, 1998 compared to 43.9 percent during the corresponding period in the prior year.

         SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED
         JUNE 30, 1997

NET INCOME

         Net income totaled $7.2 million for the six months ended June 30, 1998 compared to $5.9 million for the corresponding period in 1997, an increase of
21.9 percent. The increase in net income was primarily due to increases in net interest income and noninterest income, partially offset by increases in general and administrative expenses, the provision for estimated credit losses, real estate operations, net, and the provision for income taxes. Diluted EPS was $0.90 for the six months ended June 30, 1998 compared to $0.74 for the corresponding period in 1997, an increase of 21.6 percent.

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

                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                  1998 VS. 1997
                                  ----------------------------------------------
                                    INCREASE (DECREASE) DUE TO:
                                  ----------------------------
                                     VOLUME           RATE            TOTAL
                                  ------------    ------------     ------------
                                                 (IN THOUSANDS)
Interest and fees earned on:
    Loans receivable, net         $      8,965    $        429     $      9,394
    Investment securities                1,644              38            1,682
    Mortgage-backed securities            (210)             (7)            (217)
                                  ------------    ------------     ------------
        Total increase                  10,399             460           10,859
                                  ------------    ------------     ------------
Interest paid on:
    Deposit accounts                     5,255             262            5,517
    FHLB advances                          442              81              523
                                  ------------    ------------     ------------
        Total increase                   5,697             343            6,040
                                  ------------    ------------     ------------
Increase in net interest income   $      4,702    $        117     $      4,819
                                  ============    ============     ============

         Total interest income increased by $10.9 million for the six month period ended June 30, 1998 compared to the corresponding period in 1997 due primarily to increases in the average balances of loans receivable and investment securities. The average balance of loans receivable increased $165.3 million, or 24.7 percent, due to growth in the Company's real estate loan portfolio. The average balance of investment securities increased $60.2 million, or 62.0 percent. The weighted-average yield on loans receivable increased to
10.96 percent for the six months ended June 30, 1998 compared to 10.83 percent for the corresponding period in 1997 primarily as a result of income received from prepayments and the collection of interest on past due loans, some of which were previously classified as nonaccrual. Excluding this additional income, the yield on loans receivable would have been 10.88 percent.

         Total interest expense increased by $6.0 million for the six month period ended June 30, 1998 compared to the corresponding period in 1997 due primarily to an increase in the average balance of deposit accounts and FHLB advances. The average balance of deposit accounts increased $182.7 million during the six month period ended June 30, 1998 compared to the corresponding period in the prior year. The average rate paid on these accounts increased to
5.81 percent for the six month period ended June 30, 1998 from 5.73 percent during the corresponding period in the prior year. The increase in deposit rates was due to an increase in market demand for funds during the fourth quarter of 1997 and the first quarter of 1998, which resulted in deposit contracts entered into during those periods to be priced above the rate of the then existing deposit portfolio.

PROVISIONS FOR ESTIMATED CREDIT LOSSES AND VALUATION ALLOWANCE ON LOANS HELD FOR SALE

         The provision for estimated credit losses increased to $3.0 million for the six month period ended June 30, 1998 compared to $0.9 million for the corresponding period in 1997, primarily due to the establishment of reserves relating to growth in loans held for investment. See also "Financial Condition - Nonperforming Assets and Allowance for Credit Losses." The provision for valuation allowance on loans held for sale declined to zero during the six month period ended June 30, 1998 from $0.4 million for the corresponding period in the prior year, as the portfolio of automobile finance contracts held for sale that was subject to market valuation adjustments had a net carrying value of zero during the current period.

NONINTEREST INCOME

         Noninterest income totaled $1.5 million for the six months ended June 30, 1998 compared to $0.7 million for the corresponding period in 1997. The increase in noninterest income was due primarily to the increased fee income from mortgage banking activities recognized by Funding, which commenced operations during the first quarter of 1997. For the six month period ended June 30, 1998, Funding originated $89.6 million of commercial real estate loans for third-party investors and recognized $1.0 million of fee income, compared to $37.8 million of loans originated and $0.4 million of fee income recognized during the corresponding period in the prior year.

NONINTEREST EXPENSE

         Noninterest expense totaled $10.6 million for the six months ended June 30, 1998 compared to $9.0 million for the corresponding period in 1997. The increase in noninterest expense was due primarily to increases in compensation and benefits and occupancy and equipment expenses incurred by Funding. Compensation and benefits expense increased due to an increase in the number of full-time equivalent employees, which averaged 168 during the six month period ended June 30, 1998 compared to 148 during the corresponding period of the previous year. The increase in occupancy and equipment expense was due primarily to increases from the expansion of Funding's national network of loan production offices.

         For the six months ended June 30, 1998 and 1997, the Company's ratio of consolidated general and administrative expense to average assets, on an annualized basis, was 2.0 percent and 2.2 percent, respectively. The ratio excluding the costs of Funding was 1.6 percent and 1.9 percent, respectively. The Company's efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 41.0 percent for the six months ended June 30, 1998 compared to 44.5 percent during the corresponding period in the prior year.

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

FINANCIAL CONDITION

NONPERFORMING ASSETS AND ALLOWANCE FOR CREDIT LOSSES

         The following table sets forth the Company's nonperforming assets by category as of the dates indicated.

                                                         JUNE 30,        DECEMBER 31,
                                                           1998             1997
                                                       ------------      ------------
                                                           (DOLLARS IN THOUSANDS)

Nonaccrual loans                                       $      6,126      $      8,332
Other real estate owned, net                                  3,236             3,946
                                                       ------------      ------------
        Total nonperforming assets                     $      9,362      $     12,278
                                                       ============      ============

Troubled debt restructurings                           $      1,575      $      1,574

Nonaccrual loans held for investment to total
   gross loans held for investment                             0.75%             1.09%

Nonperforming assets to total assets                           0.92%             1.21%

         The following table provides certain information regarding the Company's allowance for credit losses.

                                                           SIX MONTHS
                                                              ENDED           YEAR ENDED
                                                            JUNE 30,         DECEMBER 31,
                                                              1998               1997
                                                           ------------      ------------
                                                                  (IN THOUSANDS)
Balance at beginning of period                             $     12,178      $     10,885
Provision for estimated credit losses                             3,000             3,300
Net recoveries (charge-offs) on real estate loans                    73            (2,007)
                                                           ------------      ------------
        Balance at end of period                           $     15,251      $     12,178
                                                           ============      ============

LIQUIDITY AND DEPOSIT ACCOUNTS

         Liquidity refers to the Company's ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans receivable. The Company maintains a cash and investment securities portfolio designed to satisfy operating and regulatory liquidity requirements while preserving capital and maximizing yield. As of June 30, 1998, the Company held approximately $84.3 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $30.8 million of investment securities classified as available for sale. Short-term investments classified as cash equivalents consisted of government money market funds, repurchase agreements and short-term government agency securities, while investment securities available for sale consisted of fixed income instruments which were rated "AAA" or equivalent by nationally recognized rating agencies. As of June 30, 1998 and December 31, 1997, Imperial's liquidity ratios were 13.0 percent and 14.0 percent, respectively, exceeding the regulatory requirement of
1.5 percent. In addition, the Company's liquidity position is supported by a credit facility with the FHLB with an available borrowing capacity of $42.4 million, and by federal funds lines of credit with two major banks with an available borrowing capacity of $30.0 million.

         Total deposit accounts increased to $844.9 million at June 30, 1998 from $843.8 million at December 31, 1997. The Company retained a significant amount of the funds which matured through rollover of maturing deposit accounts in the three months ended June 30, 1998 and 1997. Although the Company competes for deposits primarily on the basis of rates, based on its historical experience regarding retention of deposits, management believes that a significant portion of deposits will remain with the Company upon maturity on an ongoing basis.

CAPITAL RESOURCES

         As of June 30, 1998, Imperial's Leverage (Core), Tier I and Total Risk-Based capital ratios were 8.4 percent, 9.2 percent and 10.4 percent, respectively. These ratios were 9.6 percent, 11.4 percent and 12.7 percent, respectively, as of December 31, 1997. The minimum regulatory requirement for Leverage (Core), Tier I and Risk-Based capital are 4.0 percent, 4.0 percent and
8.0 percent, respectively. As of June 30, 1998, Imperial's capital position was designated as "well capitalized" for regulatory purposes. During the three months ended June 30, 1998, Imperial provided a $23.0 million dividend to the parent company.

         The Company's shareholders' equity increased $7.2 million from December 31, 1997 to June 30, 1998 due primarily to the accumulation of $7.2 million in net income. There were no dividends declared or paid by the Company during the first six months of 1998.

MARKET RISK

         The Company's estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1997.

PART II - OTHER INFORMATION

ITEM 1         LEGAL PROCEEDINGS

               The Company is party to certain legal proceedings incidental to its business. Management believes that the outcome of such proceedings, in the aggregate, will not have a material effect on the Company's financial condition or results of operations.

ITEM 2         CHANGES IN SECURITIES

               Not applicable.

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

               Not applicable.

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

ITEM 5         OTHER INFORMATION

               In order to be eligible for inclusion in the Company's proxy materials for next year's Annual Meeting of Shareholders, any shareholder proposal to take action at such meeting must be received at the Company's executive office, 888 Prospect Street, suite 110, La Jolla, California 92037, no later than March 2, 1999. Any such proposal shall be subject to the requirements of the proxy rules adopted under the Securities Exchange Act of 1934, as amended. Otherwise, any shareholder proposal to take action at such meeting must be received at the Company's executive office, 888 Prospect Street, suite 110, La Jolla, California 92037 by May 31, 1999; provided, however, that in the event that the date of the annual meeting is held before July 11, 1999 or after September 28, 1999, the shareholder proposal must be received no later than the close of business on the later of the 60th day prior to such annual meeting or the tenth day following the day on which notice of the date of the annual meeting was mailed or public announcement of the date of such meeting was first made. All shareholder proposals must also comply with the Company's bylaws and Delaware law.


ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

               Not applicable.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            ITLA CAPITAL CORPORATION



Date:  August 11, 1998                /s/ George W. Haligowski
       ---------------                ------------------------------------------
                                           George W. Haligowski
                                           Chairman of the Board, President and
                                           Chief Executive Officer



Date:  August 11, 1998                /s/ Michael A. Sicuro
       ---------------                ------------------------------------------
                                           Michael A. Sicuro
                                           Managing Director and Chief
                                           Financial Officer