Form 10-Q
period 1998-09-30
ITLA CAPITAL CORP
filed 1998-11-13
CIK 1000234

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


                      For the Quarterly Period Ended September 30, 1998


                                              OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from __________________ to __________________


                         Commission File Number 0-26960

                            ITLA CAPITAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


              Delaware                                      95-4596322
---------------------------------------------  ---------------------------------
(State or Other Jurisdiction of Incorporation  (IRS Employer Identification No.)
            or Organization)

888 Prospect St., Suite 110, La Jolla, California              92037
-------------------------------------------------              ------
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

        Number of shares of common stock of the registrant: 7,378,484 outstanding as of November 10, 1998.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30,
                                                                                     1998           DECEMBER 31,
                                                                                 (UNAUDITED)           1997
                                                                                 -----------        -----------
                                                                               (IN THOUSANDS EXCEPT SHARE AMOUNTS)
                             ASSETS

Cash and cash equivalents                                                        $   124,170       $   123,885
Investment securities available for sale, at approximate fair value                    5,331            35,281
Stock in Federal Home Loan Bank                                                       12,450            11,919
Mortgage-backed securities held to maturity, at amortized cost
    (fair value $18,936 and $25,063 in 1998 and 1997, respectively)                   18,685            25,132
Loans held for investment, net (net of allowance for credit losses of
    $16,055 and $12,178 in 1998 and 1997, respectively)                              820,172           750,853
Loans held for sale, at lower of cost or fair market value                             9,162            50,544
Interest receivable                                                                    5,583             4,916
Other real estate owned, net                                                           2,807             3,946
Premises and equipment, net                                                            2,806             3,169
Deferred income taxes                                                                  4,309             4,190
Other assets                                                                           1,567             2,074
                                                                                 -----------       -----------

           Total assets                                                          $ 1,007,042       $ 1,015,909
                                                                                 ===========       ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Deposit accounts                                                             $   839,967       $   843,813
    Federal Home Loan Bank advances                                                   48,500            61,500
    Accounts payable and other liabilities                                             9,951            11,248
                                                                                 -----------       -----------

         Total liabilities                                                           898,418           916,561
                                                                                 -----------       -----------

Commitments and contingencies                                                             --                --

Shareholders' equity:
    Preferred stock, 5,000,000 shares authorized, none issued                             --                --
    Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 7,857,984 and 7,849,484 issued and
      outstanding in 1998 and 1997, respectively                                      53,280            53,163
    Retained earnings                                                                 59,421            48,450
    Unrealized (loss) gain on investment securities available for sale, net             (130)               19
                                                                                 -----------       -----------

                                                                                     112,571           101,632
    Less treasury stock, at cost - 247,500 shares and 152,500 shares
      in 1998 and 1997, respectively                                                  (3,947)           (2,284)
                                                                                 -----------       -----------

         Total shareholders' equity                                                  108,624            99,348
                                                                                 -----------       -----------

           Total liabilities and shareholders' equity                            $ 1,007,042       $ 1,015,909
                                                                                 ===========       ===========



                         See accompanying notes to the unaudited consolidated financial statements.


                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                         FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                                         --------------------------        -------------------------
                                                                           1998             1997             1998             1997
                                                                         --------         --------         --------         --------
                                                                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Interest income:
   Loans receivable, including fees                                      $ 23,571         $ 19,897         $ 68,942         $ 55,874
   Investment securities                                                    2,065            1,868            6,357            4,478
   Mortgage-backed securities                                                 319              458            1,029            1,385
                                                                         --------         --------         --------         --------

     Total interest income                                                 25,955           22,223           76,328           61,737
                                                                         --------         --------         --------         --------

Interest expense:
   Deposit accounts                                                        12,112           10,567           36,364           29,302
   Federal Home Loan Bank advances                                            835              876            2,632            2,150
                                                                         --------         --------         --------         --------

     Total interest expense                                                12,947           11,443           38,996           31,452
                                                                         --------         --------         --------         --------

       Net interest income before provisions for estimated credit
          losses and valuation allowance on loans held for sale            13,008           10,780           37,332           30,285

Provision for estimated credit losses                                         800            1,050            3,800            1,900
Provision for valuation allowance on loans held for sale                    1,400               --            1,400              350
                                                                         --------         --------         --------         --------

       Net interest income after provisions for estimated credit
          losses and valuation allowance on loans held for sale            10,808            9,730           32,132           28,035
                                                                         --------         --------         --------         --------

Noninterest income:
   Fee income from mortgage banking activities                                497              154            1,487              556
   Other                                                                      104               74              619              364
                                                                         --------         --------         --------         --------

     Total noninterest income                                                 601              228            2,106              920
                                                                         --------         --------         --------         --------

Noninterest expense:
   Compensation and benefits                                                2,596            2,058            7,640            6,203
   Occupancy and equipment                                                    649              685            2,036            1,789
   FDIC assessment                                                             25               21               74              186
   Other                                                                    1,636            1,740            5,520            5,235
                                                                         --------         --------         --------         --------

     Total general and administrative                                       4,906            4,504           15,270           13,413
                                                                         --------         --------         --------         --------

   Real estate operations, net                                                 37               47              199               94
   Provision for estimated losses on other real estate owned                  100               25              348               25
   (Gain) loss on sale of other real estate owned, net                         (7)             (27)            (183)               4
                                                                         --------         --------         --------         --------

     Total real estate operations, net                                        130               45              364              123
                                                                         --------         --------         --------         --------

       Total noninterest expense                                            5,036            4,549           15,634           13,536
                                                                         --------         --------         --------         --------

Income before provision for income taxes                                    6,373            5,409           18,604           15,419

   Provision for income taxes                                               2,619            2,221            7,633            6,311
                                                                         --------         --------         --------         --------

NET INCOME                                                               $  3,754         $  3,188         $ 10,971         $  9,108
                                                                         ========         ========         ========         ========

BASIC EARNINGS PER SHARE                                                 $   0.49         $   0.41         $   1.43         $   1.17
                                                                         ========         ========         ========         ========

DILUTED EARNINGS PER SHARE                                               $   0.47         $   0.40         $   1.38         $   1.15
                                                                         ========         ========         ========         ========

                          See accompanying notes to the unaudited consolidated financial statements.


                   ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                             FOR THE NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                              --------------------------
                                                                                                 1998             1997
                                                                                              ---------        ---------
                                                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                               $  10,971         $   9,108
    Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, accretion and amortization, net                                                  64               (48)
     Provisions for estimated credit losses, valuation allowance on loans
       held for sale, and estimated losses on other real estate owned                            5,548             2,598
     (Gain) loss on sale of other real estate owned                                               (183)                4
     Increase in interest receivable                                                              (667)             (858)
     Benefit for deferred income taxes                                                            (170)             (188)
     Decrease in other assets                                                                      306               523
     (Decrease) increase in accounts payable and other liabilities                              (1,297)            1,739
                                                                                             ---------         ---------

       Net cash provided by operating activities                                                14,572            12,878
                                                                                             ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in loans receivable, net                                                         (46,884)         (104,376)
     Purchases of investment securities available for sale                                     (20,198)          (18,000)
     Proceeds from the maturity of investment securities available for sale                     50,050            25,314
     Increase in stock in Federal Home Loan Bank                                                  (531)           (3,381)
     Repayment of principal on mortgage-backed securities                                        6,344             4,780
     Proceeds from sale of other real estate owned                                               1,462             2,691
     Proceeds from sale of real estate loans                                                    14,150             2,047
     Cash paid for capital expenditures                                                           (288)           (1,072)
     Other, net                                                                                     --                 9
                                                                                             ---------         ---------

       Net cash provided by (used in) investing activities                                       4,105           (91,988)
                                                                                             ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Common stock options exercised                                                               117               290
      Purchase of treasury stock                                                                (1,663)           (2,090)
      Net (decrease) increase in deposit accounts                                               (3,846)           66,062
      (Decrease) increase in Federal Home Loan Bank advances                                   (13,000)           18,000
                                                                                             ---------         ---------

        Net cash (used in) provided by financing activities                                    (18,392)           82,262
                                                                                             ---------         ---------

           Net increase in cash and cash equivalents                                               285             3,152
           Cash and cash equivalents at beginning of period                                    123,885            62,599
                                                                                             ---------         ---------

           Cash and cash equivalents at end of period                                        $ 124,170         $  65,751
                                                                                             =========         =========

Supplemental Cash Flow Information:
    Cash paid during the period for interest                                                 $  38,738         $  30,707
    Cash paid during the period for income taxes                                             $   9,450         $   5,500
Noncash Investing Transactions:
    Loans transferred to other real estate owned                                             $     488         $   2,817
    Loans to facilitate the sale of other real estate owned                                  $     751         $     715

                        See accompanying notes to the unaudited consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998


NOTE 1 - BASIS OF PRESENTATION

        The unaudited consolidated financial statements of ITLA Capital Corporation ("ITLA Capital" and together with its subsidiaries the "Company") included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Imperial Thrift and Loan Association ("Imperial"), ITLA Funding Corporation ("Funding"), and ITLA Commercial Investment Corporation ("CIC"), which was formed in May 1998. All material intercompany transactions and balances have been eliminated. Certain reclassifications have been made to the financial statements for 1997 to conform to the 1998 presentation. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations for the remainder of the year.

        These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - EARNINGS PER SHARE

        Basic Earnings Per Share ("Basic EPS") is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted Earnings Per Share ("Diluted EPS") reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which shared in the earnings of the Company.

                   ITLA CAPITAL CORPORATION AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998


NOTE 2 - EARNINGS PER SHARE (Continued)

        The following is a reconciliation of the numerators and denominators used in the calculation of Basic and Diluted EPS.

                                        FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                     ---------------------------------   ----------------------------------
                                                WEIGHTED-                             WEIGHTED-
                                                AVERAGE         PER                    AVERAGE        PER
                                      NET        SHARES        SHARE        NET         SHARES       SHARE
                                     INCOME    OUTSTANDING     AMOUNT     INCOME     OUTSTANDING    AMOUNT
                                     ------    -----------     ------     ------     -----------    ------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
----
 Basic EPS                            $3,754      7,668,109      $0.49    $10,971      7,688,579      $1.43
 Effect of Dilutive Stock Options         --        243,644       (.02)        --        263,097       (.05)
                                      ------      ---------      -----    -------      ---------      -----
 Diluted EPS                          $3,754      7,911,753      $0.47    $10,971      7,951,676      $1.38
                                      ======      =========      =====    =======      =========      =====

1997
----
 Basic EPS                            $3,188      7,705,210      $0.41    $ 9,108      7,760,970      $1.17
 Effect of Dilutive Stock Options         --        212,404       (.01)        --        161,694       (.02)
                                      ------      ---------      -----    -------      ---------      -----
 Diluted EPS                          $3,188      7,917,614      $0.40    $ 9,108      7,922,664      $1.15
                                      ======      =========      =====    =======      =========      =====

NOTE 3 - COMPREHENSIVE INCOME

        Comprehensive income, which encompasses net income and unrealized gains (losses) on investment securities available for sale, is presented below:

                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                             SEPTEMBER 30,              SEPTEMBER 30,
                                           --------------------       --------------------
                                             1998        1997           1998        1997
                                           --------    --------       --------    --------
                                                          (IN THOUSANDS)
Net income                                 $  3,754    $  3,188       $ 10,971    $  9,108

Other comprehensive income -
    unrealized (loss) gain on
    investment securities available
    for  sale,  net of  tax  (benefit)
    expense  of $(137) and $19 for the
    three months ended September 30,
    1998 and 1997, respectively, and
    $(104) and $7 for the nine months
    ended September 30, 1998 and
    1997, respectively                         (197)         28           (149)         10
                                           --------    --------       --------    --------
          Comprehensive income             $  3,557    $  3,216       $ 10,822    $  9,118
                                           ========    ========       ========    ========

                   ITLA CAPITAL CORPORATION AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998


NOTE 4 - IMPAIRED LOANS RECEIVABLE

        As of September 30, 1998, the recorded investment in loans receivable that were considered impaired under Statement of Financial Accounting Standards No. 114 was $4.3 million. The average recorded investment in impaired loans was $7.2 million for both the three and nine month periods ended September 30, 1998. Interest income recognized on impaired loans was not material during the three and nine month periods ended September 30, 1998 and 1997.

NOTE 5 - SUBSEQUENT EVENT - STOCK REPURCHASE PROGRAM

        On October 23, 1998, the Company's Board of Directors approved an extension of a stock repurchase program that originally commenced in April 1997. Under this extension, the Company may acquire up to an additional 5 percent of its outstanding shares, not to exceed $6 million over the next 12 months, through purchases on the open market. Repurchased shares may become treasury shares and will be utilized in the normal course of the Company's capital management activities, including the potential funding of existing approved employee benefit programs. The Company had acquired 247,500 shares of its stock for a total cost of $3.9 million under the original program through September 30, 1998.

                          ITLA CAPITAL CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following discussion and analysis is intended to identify the major factors that influenced the financial condition and results of operations of the Company as of and for the three and nine month periods ended September 30, 1998.

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

RESULTS OF OPERATIONS

        THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

NET INCOME

        Net income totaled $3.8 million for the three months ended September 30, 1998 compared to $3.2 million for the corresponding period in 1997, an increase of 17.8 percent. The increase in net income was primarily due to increases in net interest income and noninterest income, partially offset by increases in general and administrative expenses, the provision for estimated credit losses, real estate operations, net, and the provision for income taxes. Diluted EPS was $0.47 for the three months ended September 30, 1998 compared to $0.40 for the corresponding period in 1997, an increase of 17.5 percent.

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



                                               FOR THE THREE MONTHS ENDED
                                              SEPTEMBER 30, 1998 VS. 1997
                                         -------------------------------------
                                         INCREASE (DECREASE) DUE TO:
                                         ---------------------------
                                          VOLUME          RATE        TOTAL
                                         -------        -------       -------
                                                    (IN THOUSANDS)
Interest and fees earned on:
    Loans receivable(1), net             $ 3,633       $    41       $ 3,674
    Investment securities                    260           (63)          197
    Mortgage-backed securities              (132)           (7)         (139)
                                         -------       -------       -------
       Total increase (decrease) in
         interest income                   3,761           (29)        3,732
                                         -------       -------       -------
Interest paid on:
    Deposit accounts                       1,728          (183)        1,545
    FHLB advances                            (79)           38           (41)
                                         -------       -------       -------
       Total increase (decrease) in
         interest expense                  1,649          (145)        1,504
                                         -------       -------       -------

Increase in net interest income          $ 2,112       $   116       $ 2,228
                                         =======       =======       =======

        Total interest income increased by $3.7 million in the 1998 third quarter compared to the corresponding period in 1997 due primarily to increases in the average balances of loans receivable and investment securities. The average balance of loans receivable increased $130.4 million, or 18.2 percent, due to growth in the Company's real estate loan portfolio. The average balance of investment securities increased $19.1 million, or 14.3 percent. The weighted-average yield on loans receivable increased slightly to 11.03 percent for the 1998 third quarter compared to 11.01 percent for the corresponding period in 1997. Included in interest and fee income earned on loans receivable is income recognized from the early payoff of loans. Excluding this income from prepayments, the yields on loans receivable would have been 10.63 percent and
10.75 percent for the three months ended September 30, 1998 and 1997, respectively.

        Total interest expense increased by $1.5 million in the 1998 third quarter compared to the corresponding period in 1997 due primarily to an increase in the average balance of deposit accounts, partially offset by a decline in the cost of funds. The average balance of deposit accounts increased $119.7 million during the third quarter of 1998 as compared to the 1997 third quarter. The average rate paid on these accounts decreased to 5.70 percent in the 1998 third quarter from 5.80 percent during the corresponding period in 1997.

PROVISIONS FOR ESTIMATED CREDIT LOSSES AND VALUATION ALLOWANCE ON LOANS HELD FOR SALE

        Management periodically assesses the adequacy of the allowance for credit losses by reference to many factors which may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements, general portfolio trends relative to asset and portfolio size, asset categories, potential credit and geographic concentrations, nonaccrual loan levels, historical loss experience and risks associated with changes in economic, social and business conditions. Accordingly, the calculation of the adequacy of the allowance for credit losses is not based solely on the level of nonperforming assets. Management believes that the Company's allowance for credit losses as of September

--------------------
(1) Loans receivable consist of loans held for investment and loans held for sale.

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

        The provision for estimated credit losses decreased to $0.8 million in the 1998 third quarter from $1.1 million in the corresponding period in 1997, due to improved asset quality resulting from the disposal of nonperforming loans through a sale during the quarter. The provision for valuation allowance on loans held for sale totaled $1.4 million during the three month period ended September 30, 1998, as the Company marketed a portfolio of loans with a gross principal balance of $12.0 million (including $7.7 million of nonperforming loans) for sale. The Company recorded a provision for valuation allowance on loans held for sale totaling $1.4 million in conjunction with the designation of such loans. These loans were sold during the quarter with no additional gain or loss. No such provision was recorded during the corresponding period in the prior year.

        Nonperforming assets to total assets declined to 0.70 percent as of September 30, 1998, compared to 1.21 percent at December 31, 1997, due to sales of nonperforming loans and other real estate owned ("OREO"). The aggregate amount of nonperforming assets decreased to $7.1 million as of September 30, 1998 from $12.3 million at December 31, 1997. At September 30, 1998, the total allowance for credit losses was $16.1 million or 1.9 percent of total loans held for investment. See also "Financial Condition - Nonperforming Assets and Allowance for Credit Losses."

NONINTEREST INCOME

        Noninterest income totaled $0.6 million for the three months ended September 30, 1998 compared to $0.2 million for the corresponding period in 1997. The increase in noninterest income was due primarily to the increased fee income from mortgage banking activities recognized by Funding, which commenced operations during the first quarter of 1997. For the three month period ended September 30, 1998, Funding originated $46.1 million of commercial real estate loans for third-party investors and recognized $0.5 million of fee income, compared to $12.8 million of loans originated and $0.2 million of fee income recognized during the corresponding period in the prior year.

NONINTEREST EXPENSE

        Noninterest expense totaled $5.0 million for the three months ended September 30, 1998 compared to $4.5 million for the corresponding period in 1997. The increase in noninterest expense was due primarily to increases in compensation and benefits expense, due to an expansion of Funding's national network of loan production offices, which resulted in an increase in the number of full-time equivalent employees ("FTE's") to 170 during the third quarter of 1998 compared to 147 during the corresponding period of the prior year.

        For the three months ended September 30, 1998 and 1997, the Company's ratio of consolidated general and administrative expense to average assets, on an annualized basis, was 1.9 percent and 2.0 percent, respectively. The ratio, excluding the costs of Funding, was 1.5 percent and 1.7 percent, respectively. The Company's efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 37.0 percent for the quarter ended September 30, 1998 compared to 41.3 percent during the corresponding period in the prior year.

        NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

NET INCOME

        Net income totaled $11.0 million for the nine months ended September 30, 1998 compared to $9.1 million for the corresponding period in 1997, an increase of 20.4 percent. The increase in net income was primarily due to increases in net interest income and noninterest income, partially offset by increases in general and administrative expenses, the provision for estimated credit losses, real estate operations, net, and the provision for income taxes. Diluted EPS was $1.38 for the nine months ended September 30, 1998 compared to $1.15 for the corresponding period in 1997, an increase of 20.0 percent.

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

                                                         FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30, 1998 VS. 1997
                                                 --------------------------------------------
                                                 INCREASE (DECREASE) DUE TO:
                                                 --------------------------
                                                   VOLUME            RATE            TOTAL
                                                  --------         --------         --------
                                                               (IN THOUSANDS)
Interest and fees earned on:
    Loans receivable, net                        $ 12,602         $    466         $ 13,068
    Investment securities                           1,879               --            1,879
    Mortgage-backed securities                       (339)             (17)            (356)
                                                 --------         --------         --------
       Total increase in interest income           14,142              449           14,591
                                                 --------         --------         --------

Interest paid on:
    Deposit accounts                                7,011               51            7,062
    FHLB advances                                     359              123              482
                                                 --------         --------         --------
       Total increase in interest expense           7,370              174            7,544
                                                 --------         --------         --------
Increase in net interest income                  $  6,772         $    275         $  7,047
                                                 ========         ========         ========

        Total interest income increased by $14.6 million for the nine month period ended September 30, 1998 compared to the corresponding period in 1997 due primarily to increases in the average balances of loans receivable and investment securities. The average balance of loans receivable increased $153.4 million, or 22.4 percent, due to growth in the Company's real estate loan portfolio. The average balance of investment securities increased $46.0 million, or 42.1 percent. The weighted-average yield on loans receivable increased to 10.98 percent for the nine months ended September 30, 1998 compared to 10.89 percent for the corresponding period in 1997. Included in interest and fee income earned on loans receivable is income recognized from the early payoff of loans. Excluding this income from prepayments, the yields on loans receivable would have been 10.57 percent and
10.59 percent for the nine months ended September 30, 1998 and 1997, respectively.

        Total interest expense increased by $7.5 million for the nine month period ended September 30, 1998 compared to the corresponding period in 1997 due primarily to an increase in the average balance of deposit accounts and FHLB advances. The average balance of deposit accounts increased $161.4 million during the nine month period ended September 30, 1998 compared to the corresponding period in the prior year. The average rate paid on these accounts increased to 5.77 percent for the nine month period ended September 30, 1998 from 5.76 percent during the corresponding period in the prior year.

PROVISIONS FOR ESTIMATED CREDIT LOSSES AND VALUATION ALLOWANCE ON LOANS HELD FOR SALE

        The provision for estimated credit losses increased to $3.8 million for the nine month period ended September 30, 1998 compared to $1.9 million for the corresponding period in 1997, as the Company provided reserves for growth in the loan portfolio. See also "Financial Condition - Nonperforming Assets and Allowance for Credit Losses." The provision for valuation allowance on loans held for sale totaled $1.4 million during the nine month period ended September 30, 1998 compared to $0.4 million for the corresponding period in the prior year. In the current year, the Company marketed a portfolio of loans with a gross principal balance of $12.0 million (including $7.7 million of nonperforming loans) for sale. The Company recorded a provision for valuation allowance on loans held for sale totaling $1.4 million in conjunction with the designation of such loans. These loans were sold during the year with no additional gain or loss. In the prior year, a provision for valuation allowance on loans held for sale totaling $0.4 million was recorded to adjust the carrying value of the remaining portfolio of automobile finance contracts held for sale to their fair market value.

NONINTEREST INCOME

        Noninterest income totaled $2.1 million for the nine months ended September 30, 1998 compared to $0.9 million for the corresponding period in 1997. The increase in noninterest income was due primarily to the increased fee income from mortgage banking activities recognized by Funding, which commenced operations during the first quarter of 1997. For the nine month period ended September 30, 1998, Funding originated $135.7 million of commercial real estate loans for third-party investors and recognized $1.5 million of fee income, compared to $50.6 million of loans originated and $0.6 million of fee income recognized during the corresponding period in the prior year.

NONINTEREST EXPENSE

        Noninterest expense totaled $15.6 million for the nine months ended September 30, 1998 compared to $13.5 million for the corresponding period in 1997. The increase in noninterest expense was due primarily to increases in compensation and benefits and occupancy and equipment expenses incurred by Funding. Compensation and benefits expense increased due to an increase in the number of FTE's, which averaged 168 during the nine month period ended September 30, 1998 compared to 148 during the corresponding period of the previous year. The increase in occupancy and equipment expense was due primarily to increases from the expansion of Funding's national network of loan production offices.

        For the nine months ended September 30, 1998 and 1997, the Company's ratio of consolidated general and administrative expense to average assets, on an annualized basis, was 2.0 percent and 2.2 percent, respectively. The ratio excluding the costs of Funding was 1.5 percent and 1.8 percent, respectively. The Company's efficiency ratio (the ratio of noninterest expense to the sum of net interest income and noninterest income) was 39.6 percent for the nine months ended September 30, 1998 compared to 43.0 percent during the corresponding period in the prior year.

YEAR 2000

        The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the computer programs used by the Company that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations. Management anticipates that the enhancements necessary to prepare its systems for the year 2000 will be completed in a timely manner.

        The Company's State of Readiness - During the first quarter of 1998, the Company formulated its plan to address the Year 2000 issue. Since that time, the Company has taken the following steps:

o     Established a Year 2000 Project Team;
o     Inventoried Company applications and system software;
o     Built an internal tracking database for application and vendor software;
o     Developed a time line for completion of Year 2000 project milestones;
o Surveyed major customers to assess the Year 2000 impact and their ability to honor loan obligations;
o     Commenced awareness and education activities for employees;
o Processed responses to customer inquiries and educated customers on the Year 2000 issue;
o Tested the year 2000 compliant version of the Company's core banking system;
o Commenced processing all daily activity on the upgraded, year 2000 compliant release of the core banking system; and
o Submitted to an examination by the FDIC to assess the adequacy of the Company's plan for addressing the Year 2000 issue. The results of this examination are confidential as a matter of law.

        Company Resources Invested in the Year 2000 Project - The Company's Year 2000 project team is responsible for ensuring that all Company systems are identified, analyzed for Year 2000 compliance, and corrected, if necessary, by September 30, 1999. The Year 2000 project team members represent all functional areas of the Company. The Company's Board of Directors oversees the Year 2000 plan and provides guidance and resources to, and receives quarterly updates from, the Year 2000 project team.

        The Company is expensing the cost of all required system changes and such costs are funded through operating cash flows. The total estimated cost of the Year 2000 conversion project is not expected to materially impact the Company's results of operations. The Company does not expect significant increases in future data processing costs relating to Year 2000 compliance.

        The Risks of the Company's Year 2000 Issues - Like most financial service providers, the Company and its operations may be significantly affected by the Year 2000 issue due to dependence on technology and date-sensitive data. Computer software, hardware and other equipment, both within and outside the Company's direct control, and third parties with whom the Company electronically or operationally interfaces (including, without limitation, its customers and third party vendors) are likely to be affected. If computer systems are not modified to identify the year 2000, computer applications could fail or create erroneous results. Many calculations reliant on date field information, such as interest, payment or due dates and other operating functions, could generate erroneous results, and the Company could experience an inability to process transactions, prepare statements or engage in similar normal business activities. A failure to adequately address the Year 2000 issue could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 issue could result in a significant adverse impact on the Company's operations and, in turn, its financial condition and results of operations.

        The Company's Contingency Plan - The Company has developed or is developing contingency plans for each of its mission critical systems. These contingency plans include selecting a new vendor or service provider or system conversions. In the event a current vendor's system fails during Year 2000 compliance testing and it is determined that the system failure cannot be corrected, the Company will convert to an alternative, Year 2000 compliant system.

        The Company's core banking system is used by a number of other financial institutions and has been examined for Year 2000 readiness by the Federal Financial Institutions Examination Counsel and has been found to be Year 2000 compliant.

FINANCIAL CONDITION

NONPERFORMING ASSETS AND ALLOWANCE FOR CREDIT LOSSES

        The following table sets forth the Company's nonperforming assets by category as of the dates indicated.

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1998           1997
                                                   -------------   -----------
                                                      (DOLLARS IN THOUSANDS)
Nonaccrual loans                                     $ 4,262         $ 8,332
Other real estate owned, net                           2,807           3,946
                                                     -------         -------
        Total nonperforming assets                   $ 7,069         $12,278
                                                     =======         =======

Troubled debt restructurings                         $   768         $ 1,574

Nonaccrual loans held for investment to total
   gross loans held for investment                      0.51%           1.09%

Nonperforming assets to total assets                    0.70%           1.21%

        The following table provides certain information regarding the Company's allowance for credit losses.

                                                         NINE MONTHS
                                                            ENDED        YEAR ENDED
                                                        SEPTEMBER 30,    DECEMBER 31,
                                                            1998            1997
                                                        ------------     ------------
                                                             (IN THOUSANDS)
Balance at beginning of period                           $ 12,178          $ 10,885
Provision for estimated credit losses                       3,800             3,300
Net recoveries (charge-offs) on real estate loans              77            (2,007)
                                                         --------          --------
        Balance at end of period                         $ 16,055          $ 12,178
                                                         ========          ========

LIQUIDITY AND DEPOSIT ACCOUNTS

        Liquidity refers to the Company's ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans receivable. The Company maintains a cash and investment securities portfolio designed to satisfy operating and regulatory liquidity requirements while preserving capital and maximizing yield. As of September 30, 1998, the Company held approximately $124.2 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $5.3 million of investment securities classified as available for sale. Short-term investments classified as cash equivalents consisted of government money market funds, repurchase agreements and short-term government agency securities, while investment securities available for sale consisted primarily of fixed income instruments which were rated "AAA" or equivalent by nationally recognized rating agencies. As of September 30, 1998 and December 31, 1997, Imperial's liquidity ratios were 12.7 percent and 15.7 percent, respectively, exceeding the regulatory requirement of 1.5 percent. In addition, the Company's liquidity position is supported by a credit facility with the FHLB with an available borrowing capacity of $52.1 million, and by federal funds lines of credit with two major banks with an available borrowing capacity of $30.0 million.

        Total deposit accounts decreased to $840.0 million at September 30, 1998 from $843.8 million at December 31, 1997. The Company retained a significant amount of the funds which matured through rollover of maturing deposit accounts during the nine months ended September 30, 1998 and 1997. Although the Company competes for deposits primarily on the basis of rates, based on its historical experience regarding retention of deposits, management believes that a significant portion of deposits will remain with the Company upon maturity on an ongoing basis.

CAPITAL RESOURCES

        As of September 30, 1998, Imperial's Leverage (Core), Tier I and Total Risk-Based capital ratios were 8.5 percent, 9.2 percent and 10.4 percent, respectively. These ratios were 9.6 percent, 11.4 percent and 12.7 percent, respectively, as of December 31, 1997. The minimum regulatory requirement for Leverage (Core), Tier I and Risk-Based capital are 4.0 percent, 4.0 percent and
8.0 percent, respectively. As of September 30, 1998, Imperial's capital position was designated as "well capitalized" for regulatory purposes. During the nine months ended September 30, 1998, Imperial provided a $27.0 million dividend to ITLA Capital.

        The Company's shareholders' equity increased $9.3 million from December 31, 1997 to September 30, 1998 due primarily to the accumulation of $11.0 million in net income, partially offset by stock repurchases totaling $1.7 million. There were no dividends declared or paid by the Company during the first nine months of 1998.

MARKET RISK

        The Company's estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1997.

PART II - OTHER INFORMATION

ITEM 1         LEGAL PROCEEDINGS

               The Company is a party to certain legal proceedings incidental to its business. Management believes that the outcome of such proceedings, in the aggregate, will not have a material effect on the Company's financial condition or results of operations.

ITEM 2         CHANGES IN SECURITIES

               Not applicable.

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

               Not applicable.

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               (a) On July 30, 1998, the Company held its Annual Meeting of Shareholders.

               (b)    Shareholders voted on the following matters:

                      (i) The election of Sandor X. Mayuga as director for a term to expire in 2001:

                             Votes          For           Against       Withheld
                             -----          ---           -------       --------
                                            6,693,790     0             6,475

                      (ii) The election of Robert R. Reed as director for a term to expire in 2001:

                             Votes          For           Against       Withheld
                             -----          ---           -------       --------
                                            6,693,790     0             6,475

                      (iii) The election of Norval L. Bruce as director for a term to expire in 2000:

                             Votes          For           Against       Withheld
                             -----          ---           -------       --------
                                            6,693,790     0             6,475

                      (iv) The ratification of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 1998:

                             Votes          For           Against       Abstain
                             -----          ---           -------       --------
                                            6,691,085     6,600         0

ITEM 5         OTHER INFORMATION

               None.

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

               Not applicable.


                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   ITLA CAPITAL CORPORATION



Date:  November 13, 1998                     /s/ George W. Haligowski
       -----------------                 ----------------------------
                                         George W. Haligowski
                                         Chairman of the Board, President and
                                         Chief Executive Officer



Date:  November 13, 1998                     /s/ Michael A. Sicuro
       -----------------                 -------------------------
                                         Michael A. Sicuro
                                         Managing Director and Chief
                                         Financial Officer