Form 10-K405
period 1998-12-31
ITLA CAPITAL CORP
filed 1999-03-30
CIK 1000234

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        [Fee Required]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        [No Fee Required]

     FOR THE TRANSITION PERIOD FROM __________________ TO __________________

                         COMMISSION FILE NUMBER 0-26960

                            ITLA CAPITAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                                    95-4596322
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        As of March 16, 1999, there were issued and outstanding 7,166,484 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of March 16, 1999, was $110.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

================================================================================

                            ITLA CAPITAL CORPORATION

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


                                TABLE OF CONTENTS


                                                                                       PAGE
                                                                                       ----
                                     PART I

Item 1.   Business                                                                        3
Item 2.   Properties                                                                     14
Item 3.   Legal Proceedings                                                              14
Item 4.   Submission of Matters to a Vote of Security Holders                            14


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters          15
Item 6.   Selected Financial Data                                                        17
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                          18
Item 7.A. Quantitative and Qualitative Disclosures About Market Risk                     40
Item 8.   Financial Statements and Supplementary Data                                    43
Item 9.   Changes In and Disagreements With Accountants on Accounting and
          Financial Disclosure                                                           76

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                             76
Item 11.  Executive Compensation                                                         79
Item 12.  Security Ownership of Certain Beneficial Owners and Management                 85
Item 13.  Certain Relationships and Related Transactions                                 86


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                87

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        ITLA Capital Corporation ("ITLA Capital") became the holding company of Imperial Thrift and Loan Association ("Imperial Thrift and Loan"), a 25 year old California thrift and loan company, on October 1, 1996. ITLA Capital's principal operating subsidiaries are Imperial Thrift and Loan and, to a much lesser extent, ITLA Funding Corporation ("ITLA Funding").

        Imperial Thrift and Loan is engaged in originating real estate loans secured primarily by income producing properties for retention in its loan portfolio, funded primarily by deposits insured by the FDIC up to applicable limits. Imperial Thrift and Loan's lending business is conducted through six offices in California, one office in Nevada and one office in Texas, and also through seven regional loan officers located throughout the rest of the United States. Deposit gathering activities are concentrated in Los Angeles and Orange Counties, the San Francisco Bay Area, and the San Diego area. Imperial Thrift and Loan also accepts out-of-state deposits.

        In 1996, ITLA Capital established ITLA Funding formed to originate commercial real estate loans for sale in the secondary market. See "Other Business Activities". During 1998, ITLA Funding sold fixed rate originations on a whole loan cash basis to conduits that issue commercial mortgage-backed securities. ITLA Funding also originated variable rate loans that were placed in Imperial Thrift and Loan's portfolio of loans held for investment.

        In order to utilize its excess capital, ITLA Capital continuously evaluates business expansion opportunities, including companies that originate or purchase commercial and multi-family real estate loans as well as non-conventional residential mortgage loans. In connection with this activity, ITLA Capital periodically has discussions with and receives financial information about other companies that may or may not lead to the acquisition of all or part of that company by or joint venture opportunities with ITLA Capital.

FORWARD-LOOKING STATEMENTS

        "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: This Form 10-K contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, changes in economic conditions in ITLA Capital's market areas, changes in policies by regulatory agencies, the impact of competitive loan products, loan demand risks, fluctuations in interest rates and operating results and other risks detailed from time to time in ITLA Capital's filings with the Securities and Exchange Commission. ITLA Capital cautions readers not to place undue reliance on forward-looking statements. ITLA Capital does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause ITLA Capital's actual results for 1999 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, ITLA Capital.

LOAN PORTFOLIO

        Imperial Thrift and Loan concentrates its lending activities on originating loans secured by income producing real estate, both commercial and residential (including apartments). The interest rates charged on loans generally vary based on a number of factors, including the degree of credit risk, size and maturity of the loan, whether the loan has a fixed or a variable rate, and prevailing market rates for similar types of loans. At December 31, 1998, ITLA Capital's gross loan portfolio held for investment and held for sale totaled $894.6 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Loans Receivable" for additional information regarding the composition of the loan portfolio at December 31, 1998.

REAL ESTATE LENDING

        General. While Imperial Thrift and Loan has always been a real estate lender, the nature of its real estate lending activities has changed significantly since 1992. Under former managements, Imperial Thrift and Loan emphasized collateral value ratios in its lending process, but approved many real estate loans with limited credit underwriting, including limited analysis of the borrower's ability to repay the loan. The repayment of many of these loans depended primarily on a stable or increasing value for the loan's collateral. Weaknesses in this strategy became apparent in the early 1990's as California's pronounced recession severely reduced the repayment abilities of certain borrowers and, in many cases, property values in California declined to levels which were inadequate to repay, either through refinancing or foreclosure and subsequent sale, loans secured by such properties. These developments contributed to high levels of nonperforming real estate assets and loss provisions. Since late 1992, Imperial Thrift and Loan has revised its real estate underwriting standards to make the borrower's financial resources and ability to repay and the amount and stability of cash flow, if any, from the underlying collateral comparable in importance to the loan-to-value ratio as a repayment source. Of the real estate loans outstanding at December 31, 1998, $848.6 million or 94.8% of total gross loans outstanding were originated under these revised real estate underwriting standards. Management believes that, in recent years, the California economy has strengthened in some respects, which has contributed to Imperial Thrift and Loan's improved asset quality. A worsening of economic conditions in the state could have an adverse effect on Imperial Thrift and Loan's real estate lending business, including reducing the demand for new loans, limiting the ability of borrowers to pay financed amounts, and impairing the value of Imperial Thrift and Loan's real estate collateral.

        Imperial Thrift and Loan originates loans secured primarily by first trust deeds on income producing properties, such as retail centers, small office and light industrial buildings, apartments, mobile home parks, mini-storage facilities, and other mixed use or special purpose commercial properties. At December 31, 1998, 62 real estate loans in the aggregate amount of $8.4 million were secured by second trust deeds and two real estate loans in the aggregate amount of $0.4 million were secured by third trust deeds, for a total of $8.8 million or 1.0% of total loans, secured by junior liens. Of these loans collateralized by junior liens, 90.5% were secured by income producing properties and 9.5% were secured by one-to four family residential properties. Of the real estate loans outstanding at December 31, 1998, $14.5 million represented loans to facilitate the sale of other real estate owned.

        Most of Imperial Thrift and Loan's real estate borrowers are business owners, individual investors or investment partnerships. The income producing property lending that Imperial Thrift and Loan engages in typically involves larger loans to a single borrower and is generally viewed as exposing the lender to a greater risk of loss than one-to four family residential lending. Income producing property values are also generally subject to greater volatility than residential property values. The liquidation values of income producing properties may be adversely affected by risks generally incident to interests in real property, including changes or continued weakness in general or local economic conditions and/or specific industry segments; declines in real estate values; declines in rental, room or occupancy rates; increases in interest rates, real estate and personal property tax rates, and other operating expenses (including energy costs); the availability of refinancing; changes in governmental rules, regulations and fiscal policies, including rent control ordinances, environmental legislation and taxation; and other factors beyond the control of the borrower or the lender.

        Construction Loans. Imperial Thrift and Loan also originates construction loans for income producing properties, as well as for single-family home construction. At December 31, 1998, Imperial Thrift and Loan had $71.4 million of construction loans outstanding. In addition to the lending risks previously discussed, construction loans also present risks associated with the accuracy of the initial estimate of the property's value upon completion and its actual value, as well as timely completion of construction activities for their allotted costs. These risks can be affected by a variety of factors, including the oversight of the project, localized costs for labor and materials, and the weather.

        Loan Purchases. During 1998, Imperial Thrift and Loan purchased one loan totaling $2.4 million. Imperial Thrift and Loan generally uses similar underwriting criteria for loans purchased as for loans originated, except that current appraisals and borrower credit reports are not obtained. In its loan purchases, Imperial Thrift and Loan generally reserves the right to reject particular loans from a loan package being purchased and does so for loans in a package that do not meet its underwriting criteria. In determining whether to purchase a loan, Imperial Thrift and Loan reviews the borrower's financial resources and ability to repay and the amount and stability of cash flow, if any, from the underlying collateral. On purchases, Imperial Thrift and Loan reviews the appraisal and credit report obtained by the loan seller or originator and arranges for a staff member or an outside consultant to perform an analysis of the loan and the value of the underlying collateral, including on-site inspection, before purchasing the loan. Similar to its loan originations, on loan purchases, Imperial Thrift and Loan reviews information concerning the income, financial condition, employment and credit history of the applicant. In addition, Imperial Thrift and Loan generally obtains an updated title search separate from that provided by the loan seller.

        Lending, Origination and Underwriting. Although Imperial Thrift and Loan's lending and collection policy permits loan-to-value ratios up to 80% in some cases, real estate loans are generally made in amounts up to 75% of the appraised value of commercial properties, and generally up to 80% of the appraised value of apartment properties. These amounts were 70% for commercial properties and 75% for apartments in prior years. Loans are generally made for terms up to ten years, with amortization periods up to 30 years. Depending on market conditions at the time the loan was originated, certain loan agreements may include prepayment penalties. Most loans are subject to a quarterly adjustment of their interest rate based on one of several interest rate indexes. As of December 31, 1998, Imperial Thrift and Loan's real estate loan portfolio, including real estate loans held for sale included 60.2% indexed to the Six-Month London Interbank Offered Rate; 16.9% indexed to the reference rate charged by Bank of America; 9.3% indexed to the Federal Home Loan Bank 11th District Cost of Funds Index; 7.2% fixed for an initial period and then adjustable; 1.4% indexed to either the United States Treasury security indexes or the Federal Home Loan Bank of San Francisco advance rate; and the balance of 5.0% was fixed rate. Most variable rate loans may not adjust downward below their initial rate, with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan. The inability of Imperial Thrift and Loan's loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists Imperial Thrift and Loan in its efforts to limit the risks to earnings and equity value resulting from changes in interest rates. At December 31, 1998, 93.7% of Imperial Thrift and Loan's variable rate loan portfolio did not adjust downward. The weighted-average minimum interest rate on this portfolio was 9.63%. At that date, 87.9% of the variable rate loans outstanding had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on this portfolio was 14.74%.

        The maximum size of a single real estate loan made by Imperial Thrift and Loan is limited by California law to 20% of Imperial Thrift and Loan's equity capital. At December 31, 1998, that limit was approximately $17.5 million. Imperial Thrift and Loan's largest combined credit extension to related borrowers was $13.9 million at December 31, 1998. At December 31, 1998, Imperial Thrift and Loan had a total of 124 extensions of credit, with a combined outstanding principal balance of $452.9 million, that were over $2.0 million to a single borrower or related borrowers. One of these combined extensions of credit, with a total principal balance of $2.3 million, was on nonaccrual status at December 31, 1998. All other combined extensions of credit over $2.0 million were performing in accordance with their repayment terms. At December 31, 1998, Imperial Thrift and Loan had 1,103 secured real estate loans outstanding, with an average balance per loan of approximately $811,000.

        Competition. Imperial Thrift and Loan's competition in originating real estate loans is principally from community banks, certain other thrift and loan companies, real estate financing conduits, small insurance companies, and occasionally larger banks and savings and loan associations. Many of these entities enjoy competitive advantages over Imperial Thrift and Loan relative to a potential borrower in terms of a prior business relationship, wider geographic presence or more accessible branch office locations, the ability to offer additional services or more favorable pricing alternatives, or a lower cost of funds structure. Imperial Thrift and Loan tries to offset the potential effect of these factors by providing borrowers with greater individual attention and a more flexible and time-sensitive underwriting, approval and funding process than they might obtain elsewhere.

        Marketing and Originations. Imperial Thrift and Loan originates real estate loans through branch offices located in San Francisco, Costa Mesa, Glendale and La Jolla, and loan production offices in San Jose, Las Vegas and San Antonio. These offices are staffed by a total of approximately 18 loan officers. Loan officers solicit mortgage loan brokers for loan applications that meet Imperial Thrift and Loan's underwriting criteria, and also accept applications directly from borrowers. A majority of the loans funded by Imperial Thrift and Loan are originated through mortgage loan brokers, with the balance resulting from direct applications from borrowers. Mortgage loan brokers act as intermediaries between property owners and Imperial Thrift and Loan in arranging real estate loans and earn a fee based upon the principal amount of each loan funded. Since a large portion of Imperial Thrift and Loan's marketing effort in its branches and loan production offices is through the contact of loan officers with mortgage loan brokers, Imperial Thrift and Loan does not incur significant expenses for advertising its lending services to the general public. Also, since Imperial Thrift and Loan provides only limited deposit products and not a full range of banking services, it generally does not market its lending services to, or receive loan applications from, its depositors, and it may be characterized more as a transaction lender than a relationship lender.

        In an effort to expand its origination capabilities, ITLA Capital and ITLA Funding have established relationships with real estate lending correspondents, which are typically larger mortgage brokerage firms that agree to originate, subject to Imperial Thrift & Loan's underwriting criteria, various types of income property secured loans and residential property secured loans to be funded or brokered by Imperial Thrift & Loan or ITLA Funding. ITLA Capital believes that these relationships have diversified its geographic base by permitting it to originate loans throughout the United States. A total of $251.1 million of loans were originated through this network of real estate lending correspondents in 1998, including $136.2 million originated for outside investors, $102.6 million retained for Imperial Thrift and Loan's loan portfolio, and $12.3 million of fixed rate warehouse loans classified as held for sale.

        Loan Approval Process. Imperial Thrift and Loan's loan underwriters prepare a written presentation on every loan application submitted to its loan committee which is comprised of Imperial Thrift and Loan's president and chief operating officer; chief lending officer; chief credit officer; the director of loan operations; and the manager of commercial underwriting for approval. This presentation includes a description of the prospective borrower and any guarantors, the collateral, and the proposed use(s) of loan proceeds, as well as borrower and property financial statements and analysis. Each application is evaluated from a number of underwriting perspectives, including borrower liquidity, net worth, cash investment, income, credit history and operating experience, as well as property appraised value, remaining economic life, use, condition and level of debt service coverage. Imperial Thrift and Loan's real estate loans are both nonrecourse and full recourse and Imperial Thrift and Loan generally seeks to obtain personal guarantees from the principals of borrowers which are single asset or limited liability entities (such as partnerships, corporations or trusts) on full recourse loans. Loans up to $750,000 may be approved by any loan committee member. Loans of $750,000 or more require approval by Imperial Thrift and Loan's loan committee, which generally meets at least weekly. Variable rate loans over $500,000 must generally satisfy an interest rate sensitivity test in order for the loan to be approved; that is, the current actual income of real property security must be adequate to achieve a minimum debt service coverage ratio of 90% if the interest rate on the loan was at the maximum amount allowed under the terms of the note which is generally the fully indexed start rate plus 500 basis points.

        At least one loan committee member or designee must personally conduct on-site inspections of any property involved in loan recommendations of $1.0 million or more. All loans over $1.0 million require the signature of the chief credit officer or the president while loans over $4.0 million require both the chief credit officer and the president's approval. All loans greater than $6.5 million, or an aggregate exposure of $7.5 million to one borrower, must be approved by the executive committee of Imperial Thrift and Loan's board of directors. Imperial Thrift and Loan's loan underwriters are responsible for initial reviews of borrowers, properties, loan terms, and submission of loans to the loan committee. Following loan approval and prior to funding, Imperial Thrift and Loan's underwriting and processing departments assure that all loan approval terms have been satisfied, that they conform with lending policies (including authorized exceptions), and all required documentation is present and in proper form.

        Servicing and Collections. Imperial Thrift and Loan's loan servicing operations are designed to provide prompt customer service, and accurate and timely information for account follow-up, financial reporting and management review. Imperial Thrift and Loan's loans are serviced through the loan administration department located in Imperial Thrift and Loan's headquarters in Glendale, California. Following the funding of an approved loan, all pertinent loan data is entered into Imperial Thrift and Loan's data processing system, which provides monthly billing statements, tracks payment performance, and processes contractual interest rate adjustments on variable rate loans. Regular loan service efforts include payment processing and collection follow-up, as well as tracking the performance of additional borrower obligations with respect to the maintenance of casualty insurance coverage, payment of property taxes and senior liens, if any, and periodically requesting required information, including current borrower and property financial and operating statements. When payments are not received by their contractual due date, collection efforts begin on the fifth day of delinquency with a telephone contact, and proceed to written notices that progress from reminders of the borrower's payment obligation to an advice that a notice of default may be forthcoming. Accounts delinquent for more than 30 days are generally transferred to Imperial Thrift and Loan's asset management department which, following a review of the account and management approval, implements a collection or restructure plan, or a foreclosure or note sale strategy, and evaluates any potential loss exposure on the asset. Given the levels of delinquent and nonperforming real estate secured loans Imperial Thrift and Loan has serviced and disposed of in the past three years, management believes that Imperial Thrift and Loan has developed significant expertise in resolving problem loans.

NONPERFORMING ASSETS AND OTHER LOANS OF CONCERN

        At December 31, 1998, nonperforming assets, consisting of nonaccrual loans and other real estate owned, totaled $6.6 million or 0.64% of total assets. Nonaccrual loans totaled $5.4 million, consisting of nine loans. Four of these loans had an outstanding balance greater than $500,000, and one loan had an outstanding balance greater than $1.0 million. For additional information regarding nonperforming assets, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Risk Elements."

        In addition to nonaccrual loans, as of December 31, 1998, Imperial Thrift and Loan had 19 loans with an aggregate outstanding loan balance of $8.6 million with respect to which known information about the possible credit problems of the borrowers or the cash flows of the properties securing the loans have caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual loan category. At December 31, 1998, seven of these loans had a book value in excess of $500,000, of which three loans had a book value in excess of $1.0 million.

        The following is a brief discussion of ITLA Capital's one nonaccrual loan where the remaining principal balance of the loan at December 31, 1998 exceeded $1.0 million.

               Loan Secured by an Office/Restaurant Complex -- Tucson, Arizona. This loan originated in January 1997 with an original loan amount of $1.9 million. In November 1997, an additional advance of $0.4 million was funded to complete construction. The loan currently has a balance of $2.3 million. The loan was placed on nonaccrual status in September 1998 because of delinquent monthly payments and the filing of a Chapter 11 bankruptcy by the borrower. Imperial Thrift & Loan is attempting to proceed with a trustee sale, while it also pursues the guarantor for payment.

        The following is a brief discussion of Imperial Thrift & Loan's "other loans of concern" where the remaining principal balance of the loan at December 31, 1998 exceeded $1.0 million.

               Loan Secured by a Retail Center -- Northern California. This loan was originated in 1998 with an original loan amount of $1.3 million and currently has a balance of $1.3 million. Imperial Thrift and Loan is monitoring the loan due to a dispute between the guarantor/shareholder and his former spouse over rights to the borrower corporation and the property. The loan is performing in accordance with its repayment terms.

               Loan Secured by an Office Building -- Fresno, California. This loan was originated in 1989 and was renewed in 1992. The original loan amount was $1.5 million and currently has a balance of $1.3 million. Imperial Thrift and Loan is monitoring the loan because the borrower filed for bankruptcy due to matters unrelated to the operation of the loan's collateral, as well as delinquent property taxes in the amount of $32,000. The loan is performing in accordance with its repayment terms.

               Loan Secured by a Leasehold Estate Interest of a Restaurant -- Marina Del Rey, California. This loan was originated in 1995 with an original loan amount of $1.8 million and currently has a balance of $1.6 million. ITLA Capital is monitoring the loan because of delinquent payments that arose due to the filing of a Chapter 11 bankruptcy by the operating tenant. The borrower has taken over the restaurant operation and has resumed making monthly payments, although the loan is still delinquent.

CLASSIFIED ASSETS

        Management uses a loan classification system consistent with the classification system used by bank regulatory agencies to help it evaluate the risks inherent in its real estate loan portfolio. Loans are identified as "pass", "special mention", "substandard", "doubtful" or "loss" based upon consideration of all sources of repayment, underlying collateral values, current and anticipated economic conditions, trends and uncertainties, and historical experience. Pass loans are further divided into four additional sub-categories, based on the borrower's financial strength and ability to service the debt and/or the value and debt service capacity of the underlying collateral. Underlying collateral values for real estate dependent loans are supported by property appraisals or evaluations. Imperial Thrift and Loan reviews its loan classifications on at least a monthly basis. At December 31, 1998, Imperial Thrift and Loan classified $8.8 million of loans as "substandard" and $5.2 million as "special mention". Of the 19 loans comprising the $8.8 million in "substandard" loans, nine loans totaling $5.4 million were included in the nonperforming assets table in "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Credit Risk Elements", and the balance was included in the $8.6 million of "other loans of concern", discussed above.

FUNDING SOURCES

        The primary source of funding for Imperial Thrift and Loan's lending operations and investments are investment certificates, which are functionally equivalent to deposits at banks and savings and loan associations and are hereinafter referred to as "deposits". Imperial Thrift and Loan's deposits are federally insured by the FDIC to the extent permitted by law. Imperial Thrift and Loan's deposits are substantially all in the form of term deposits that pay fixed rates of interest for periods ranging from 90 days to five years. Imperial Thrift and Loan also offers variable rate passbook accounts and a variable rate money market account with limited checking features.

        As with many other thrift and loans in California, Imperial Thrift and Loan's strategy with all deposit accounts is to offer rates significantly above those customarily offered by other financial institutions in its market. Imperial Thrift and Loan has generally accumulated deposits by relying on renewals of term accounts by existing depositors, participating in deposit rate surveys which list Imperial Thrift and Loan among the higher rate paying insured institutions, and periodically advertising in various local market newspapers and other media. Imperial Thrift and Loan is able to pursue this strategy by operating a savings branch system offering fewer products and services than many institutions. Because Imperial Thrift and Loan does not provide demand checking accounts, safe deposit boxes, money orders, trust services, and various other retail banking services, management believes its staffing and overhead costs are significantly lower than banks and savings institutions. Management further believes that its deposits are a reliable funding source and that the cost of funds resulting from Imperial Thrift and Loan's deposit gathering strategy is comparable to those of other thrift and loan companies pursuing a similar strategy. However, because Imperial Thrift and Loan competes for deposits primarily on the basis of rates, Imperial Thrift and Loan could experience difficulties in attracting deposits if it could not continue to offer deposit rates at levels above those of banks and savings institutions. Management also believes that any efforts to significantly increase the size of its deposit base may require greater marketing efforts and/or increases in deposit rates to the higher levels of the deposit rate surveys in which Imperial Thrift and Loan participates. Although there were no brokered deposits outstanding at December 31, 1998, Imperial Thrift and Loan may seek such deposits in the future. For information concerning overall deposits outstanding during the periods indicated and the rates paid thereon, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Interest Income".

        Imperial Thrift and Loan has also used advances from the Federal Home Loan Bank of San Francisco as a funding source. Imperial Thrift and Loan became a member of the Federal Home Loan Bank of San Francisco in

1994 and was subsequently approved for a credit line up to 25% of its total assets. Federal Home Loan Bank advances are collateralized by pledges of qualifying cash equivalents, investment securities, mortgage-backed securities and whole loan collateral. At December 31, 1998, Federal Home Loan Bank advances outstanding totaled $48.5 million, and the remaining available borrowing capacity, based on the loans and securities pledged as collateral, totaled $22.3 million. Additionally, Imperial Thrift and Loan also has uncommitted, unsecured lines of credit with two banks renewable daily in the amount of $30.0 million. These lines of credit were not used during 1998. See "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Notes 2, 3, 7 and 8".

OTHER BUSINESS ACTIVITIES

        ITLA Funding Corporation. In 1998, ITLA Funding sold fixed rate originations on a whole loan cash basis to conduits that issue commercial mortgage-backed securities. ITLA Funding also originated variable rate loans that were placed in Imperial Thrift and Loan's portfolio of loans held for investment. ITLA Funding operates a national network of sales representatives from its Glendale, California headquarters. During 1998, ITLA Funding originated $136.2 million of loans which were placed with brokerage firms to be pooled into commercial mortgage-backed securities, $102.6 million of loans placed in Imperial Thrift and Loan's portfolio, and $12.3 million of fixed rate warehouse loans classified as held for sale. Due to recent market conditions, however, the amount of loans sold to third parties is expected to significantly decline in future periods.

        Other. Management intends to evaluate the feasibility of ITLA Capital entering other financial related businesses. There can be no assurance, however, that ITLA Capital will elect to enter such additional businesses or, if it does, that it will achieve favorable results in any such activities.

REGULATION

        Imperial Thrift and Loan is subject to supervision and regulation by the Department of Financial Institutions of the State of California and, as an insured institution, by the FDIC. ITLA Capital is not a bank holding company and is not directly regulated or supervised by the Department of Financial Institutions, the FDIC, the Federal Reserve Board or any other bank regulatory authority, except with respect to the general regulatory and enforcement authority of the Department of Financial Institutions and the FDIC over transactions and dealings between ITLA Capital and Imperial Thrift and Loan, and except with respect to both the specific limitations regarding ownership of the capital stock of the parent corporation of any thrift and loan, and the specific limitations regarding the payment of dividends from Imperial Thrift and Loan.

        CALIFORNIA LAW

        The thrift and loan business conducted by Imperial Thrift and Loan is governed by the California Industrial Loan Law and the rules and regulations of the DFI, which, among other things, regulate the issuance of certain thrift deposits as well as the collateral requirements and maximum maturities of the various type of loans that are permitted to be made by California-chartered industrial loan companies ("thrift and loan companies").

        Subject to restrictions imposed by applicable California law, Imperial Thrift and Loan is permitted to make secured and unsecured consumer and nonconsumer loans. Although nonconsumer secured loans of fewer than ten years may generally be repaid in unequal periodic payments, consumer loans must generally be repaid in substantially equal periodic payments. California law limits lending activities outside of California by thrift and loan companies to no more than 20% of total assets, unless prior approval is obtained, in which case the amount may be increased to 40%. Imperial Thrift and Loan has received approval from the Department of Financial Institutions to increase its maximum out-of-state lending activities to 40% of total assets. At December 31, 1998, 18.9% of Imperial Thrift and Loan's total assets consisted of loans or obligations made outside the state of California.

        California law contains extensive requirements for the diversification of the loan portfolios of thrift and loan companies. At December 31, 1998, Imperial Thrift and Loan satisfied all of these requirements. Management believes that Imperial Thrift and Loan can maintain compliance with such regulatory requirements by managing the mix of its assets and loans without any material adverse impact on earnings or liquidity.

        A thrift and loan generally may not make any loan to, or hold an obligation of, any of its directors or officers or any director or officer of its holding company or affiliates, except in specified cases and subject to regulation by the Department of Financial Institutions. A thrift and loan also may not make any loan to, or hold any obligation of, any of its shareholders or any shareholder of its holding company or affiliates, except that this prohibition does not apply to persons who own less than 10% of the stock of a holding company or affiliates which are listed on a national securities exchange. Any person who wishes to acquire 10% or more of the capital stock or capital of a California thrift and loan company, or 10% or more of the voting capital stock or other securities giving control over management of its parent company, must obtain the prior written approval of the DFI. Insured depository institutions, and their institution-affiliated parties, may be subject to potential enforcement actions by the FDIC and the Department of Financial Institutions for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Management is not aware of any pending or threatened enforcement actions against Imperial Thrift and Loan.

        A thrift and loan is subject to certain leverage limitations which are not generally applicable to commercial banks or savings and loan associations. Under California law, thrift and loans that desire to increase their leverage must meet specified minimum standards for liquidity reserves in cash, loan loss reserves, minimum capital stock levels and minimum unimpaired paid-in surplus levels. For example, in order for a thrift and loan to increase its deposits to more than 15 times the aggregate amount of its paid-up and unimpaired capital and unimpaired surplus not available for dividends, the thrift must, among other things, maintain a liquidity reserve in cash or cash equivalents equal to 1.5% of its total deposits outstanding, maintain its capital stock not less than $1.25 million, and maintain its unimpaired paid-in surplus not less than $750,000. At December 31, 1998, Imperial Thrift and Loan's total deposits were
9.9 times its paid-up and unimpaired capital and unimpaired surplus not available for dividends. In addition, at December 31, 1998, Imperial Thrift and Loan maintained a liquidity reserve in cash or cash equivalents equal to 12.3% of its total deposits outstanding and its allowance for credit losses was $15.6 million.

        Thrift and loan companies are not permitted to borrow, except by the sale of investment or thrift certificates, in an amount exceeding 300% of its outstanding capital stock, surplus and undivided profits, without the Department of Financial Institutions' prior consent. All amounts borrowed in excess of 150% of its outstanding capital stock, surplus and undivided profits must be unsecured borrowings or, if secured, approved in advance by the Department of Financial Institutions, and be included as investment or thrift certificates for purposes of computing the maximum amount of certificates a thrift and loan may issue. However, collateralized Federal Home Loan Bank advances are excluded for this test of secured borrowings and are not specifically limited by California law. Imperial Thrift and Loan had $48.5 million of outstanding borrowings at December 31, 1998, consisting solely of collateralized Federal Home Loan Bank advances.

        Thrift and loan companies are generally limited to investments, other than loans, that are legal investments for commercial banks. California commercial banks are prohibited from investing an amount exceeding 15% of shareholders' equity in the securities of any one issuer, except for specified obligations of the United States, California, and local governments and agencies thereof. A thrift and loan company may acquire real property only in satisfaction of debts previously contracted, pursuant to certain foreclosure transactions, or as may be necessary for the transaction of its business, in which case such investment is limited to one-third of a thrift and loan's paid-up capital stock and surplus not available for dividends. Imperial Thrift and Loan complied with these requirements at December 31, 1998.

        Although the investment and other activities that Imperial Thrift and Loan may be engaged in are generally prescribed under the California Industrial Loan Law, certain provisions of the Federal Deposit Insurance Act may limit Imperial Thrift and Loan's ability to engage in certain activities that otherwise are authorized under the California Industrial Loan Law. See "Federal Law - Restrictions on Imperial Thrift and Loan's Investments and Activities".

        A thrift and loan is not permitted to declare dividends on its capital stock unless it has at least $750,000 of unimpaired capital, plus additional capital of $50,000 for each branch office maintained. In addition, no distribution of dividends is permitted unless: (i) such distribution would not exceed a thrift and loan's retained earnings, or (ii) in the alternative, after giving effect to the distributions, the sum of a thrift and loan's assets (net of goodwill, capitalized research and development expenses, and deferred charges) would not be less than 125% of its liabilities (net of deferred taxes, income and other credits). See "Federal Law - Prompt Corrective Action Requirements".

        A thrift and loan is likewise prohibited from paying dividends from that portion of capital that has been restricted for dividend payment purposes by its bylaws or by resolution of its board of directors. The amount of restricted capital maintained by a thrift and loan provides the basis for establishing the maximum amount that a thrift and loan may lend to one single borrower. Accordingly, a thrift and loan typically restricts as much capital as necessary to achieve its desired loan to one borrower limit, which in turn restricts the funds available for the payment of dividends. Imperial Thrift and Loan's Board of Directors has passed a resolution requiring Imperial Thrift and Loan to maintain a Tier 2 capital ratio of not less than 10.0%.

        FEDERAL LAW

        Our deposits are insured by the bank insurance fund of the FDIC to the full extent permissible by law. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports, and generally supervises the operations of institutions to which it provides deposit insurance. The FDIC is also the federal agency charged with regulating state-chartered banks that are not members of the Federal Reserve System, such as Imperial Thrift and Loan. Therefore any person who wishes to acquire control of Imperial Thrift and Loan must obtain the consent of both the FDIC and the Department of Financial Institutions. Insured depository institutions, and their institution-affiliated parties, may be subject to potential enforcement actions by the FDIC and the Department of Financial Institutions for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Management is not aware of any pending or threatened enforcement actions against Imperial Thrift and Loan.

        Regulatory Capital Requirements. Federally-insured, state-chartered banks, including thrift and loans such as Imperial Thrift and Loan, are required to maintain minimum levels of regulatory capital. The FDIC also is authorized to impose capital requirements in excess of these standards on individual banks on a case-by-case basis.

        Imperial Thrift and Loan is required to comply with three separate minimum capital requirements: a "tier 1 capital ratio" and two "risk-based" capital requirements. "Tier 1 capital" generally includes common shareholders' equity, including retained earnings, qualifying noncumulative perpetual preferred stock and any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries, less intangible assets, other than properly valued purchased mortgage servicing rights up to certain specified limits and less net deferred tax assets in excess of certain specified limits.

        Tier 1 Capital Ratio. FDIC regulations establish a minimum 3.0% ratio of Tier 1 capital to total average assets for the most highly-rated state-chartered, FDIC-supervised banks. All other FDIC supervised banks must maintain at least a 4.0% tier 1 capital ratio. Under FDIC regulations, highly-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. At December 31, 1998, Imperial Thrift and Loan's required tier 1 capital ratio was 4.0% and its actual tier 1 capital ratio was 8.66%.

        Risk-Based Capital Requirements. The risk-based capital requirements generally require Imperial Thrift and Loan to maintain a ratio of tier 1 capital to risk-weighted assets of at least 4.0% and a ratio of total risk-based capital to risk-weighted assets of at least 8.0%. To calculate the amount of capital required, assets are placed in one of four categories and given a percentage weight (0%, 20%, 50% or 100%) based on the relative risk of the category. For example, United States Treasury Bills and Ginnie Mae securities are placed in the 0% risk category. Fannie Mae and Freddie Mac securities are placed in the 20% risk category, loans secured by one-to four family residential properties and certain privately-issued mortgage-backed securities are generally placed in the 50% risk category, and commercial and consumer loans and other assets are generally placed in the 100% risk category. In addition, certain off-balance-sheet items are converted to balance sheet credit equivalent amounts and each amount is then assigned to one of the four categories.

        For purposes of the risk-based capital requirements, "total capital" means tier 1 capital plus supplementary or tier 2 capital, so long as the amount of supplementary or tier 2 capital that is used to satisfy the requirement does not exceed the amount of tier 1 capital. Tier 2 capital includes cumulative or other perpetual preferred stock, mandatory convertible subordinated debt and perpetual subordinated debt, mandatory redeemable preferred stock, intermediate-term preferred stock, mandatory convertible subordinated debt and subordinated debt, and the allowance for credit losses up to a maximum of 1.25% of risk-weighted assets. At December 31, 1998, Imperial Thrift and Loan's tier 1 risk-based and total capital ratios were 9.34% and 10.60%, respectively.

        The federal banking agencies have adopted regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The FDIC and the other federal banking agencies have also promulgated final amendments to their respective risk-based capital requirements which would explicitly identify concentration of credit risk and certain risks arising from nontraditional activities, and the management of such risk, as important factors to consider in assessing an institution's overall capital adequacy. The FDIC may now require higher minimum capital ratios based on certain circumstances, including where the institution has significant risks from concentration of credit or certain risks arising from nontraditional activities.

        For regulatory purposes, the federal banking agencies have adopted Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Investments in Debt and Equity Securities" as amended, which requires that net unrealized gains and losses on certain securities classified available for sale be included in accumulated other comprehensive income. The FDIC requires that the net amount of unrealized losses from available for sale equity securities with readily determinable fair values be deducted for purposes of calculating the tier 1 capital ratio. All other net unrealized holding gains and losses on available for sale securities are excluded from the definition of tier 1 capital. While Imperial Thrift and Loan had no available for sale equity securities at December 31, 1998, ITLA Capital had $0.2 million of such securities in its investment portfolio.

        Prompt Corrective Action Requirements. The FDIC has implemented a system requiring regulatory sanctions against state-chartered banks (which, for this purpose, includes Imperial Thrift and Loan) that are not adequately capitalized, with the sanctions growing more severe the lower the institution's capital. The FDIC has established specific capital ratios for five separate capital categories: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized".

        An institution is treated as "well capitalized" if its total capital ratio is 10.0% or more, its tier 1 risk-based ratio is 6.0% or more, its tier 1 capital ratio is 5.0% or greater, and it is not subject to any order or directive by the FDIC to meet a specific capital level. Imperial Thrift and Loan met these requirements at December 31, 1998.

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

        Safety and Soundness Standards. The federal banking agencies adopted guidelines that establish standards for safety and soundness. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, fees and benefits. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

        FDIC Insurance Assessments. The FDIC assesses deposit insurance premiums under a risk-based assessment system, which is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any loss, and the revenue needs of the deposit insurance fund. For the fiscal year ended December 31, 1998, Imperial Thrift and Loan paid no assessments to the FDIC.

        Restrictions on Imperial Thrift and Loan's Investments and Activities. A state-chartered bank and its subsidiaries may not engage as principal in any activities that are not permissible for national banks and their subsidiaries unless: (1) the bank meets the applicable FDIC capital standards described above; and (2) the FDIC has determined that the activity would pose no significant risk to the Bank Insurance Fund. With limited exceptions, the FDIC may not use this authority to permit a state-chartered bank to engage in equity investments (other than investments in subsidiaries) or in insurance underwriting. Imperial Thrift and Loan's activities are permissible activities for national banks.

        In addition, federal law imposes restrictions on transactions between Imperial Thrift and Loan and its affiliates. All these transactions, including leases and service contracts, must be on terms and under circumstances that are substantially the same, or at least as favorable to Imperial Thrift and Loan, as those prevailing at the time for comparable transactions involving nonaffiliated companies. The California Industrial Loan Law also applies certain restrictions to transactions with affiliates. Federal and state law also places limitations on loans by Imperial Thrift and Loan to its directors, officers and controlling persons. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated persons.

        Community Reinvestment Act and Fair Lending Developments. Imperial Thrift and Loan is subject to certain fair lending requirements and reporting obligations involving lending operations and Community Reinvestment Act activities. Federal banking agencies are required to evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and into account when regulating and supervising other activities. In its most recent examination, the FDIC rated Imperial Thrift and Loan "satisfactory" in complying with its Community Reinvestment Act obligations.

DATA PROCESSING AGREEMENT

        ITLA Capital has an agreement with a third party to provide data processing services, including loan portfolio accounting and transaction processing, deposit account processing, and general ledger accounting. The fees under the agreement consist of a base monthly fee, which may vary based on the number of accounts processed, as well as other charges based on usage. The initial term of this agreement, entered into in 1994, is for five years, with annual renewals thereafter unless either party gives 180 days prior written notice of intent to terminate. In the event that ITLA Capital elects to terminate the contract prior to the expiration of the initial term, a termination fee of approximately 50% of the estimated remaining payments due under the contract would be payable, unless the third party had committed significant events of default under the agreement. Charges under the agreement totaled approximately $405,000 in 1998. As of December 31, 1998, the estimated remaining payments due under the contract, at current portfolio and service levels, were approximately $240,000.

ITEM 2.  PROPERTIES

        ITLA Capital leases all of its operating facilities. ITLA Capital's only material lease obligations are for Imperial Thrift and Loan's headquarters and for ITLA Funding's headquarters, both of which are in Glendale, California. Imperial Thrift and Loan's lease extends until 2006 with base annual rental expense of $479,000 for the entire term, plus common area expenses that are subject to annual increases. ITLA Funding's lease extends until 2005 with base annual rental expense of $277,000 for the entire term, plus common area expenses that are subject to annual increases.

        The following table sets forth certain information regarding ITLA Capital's facilities.

                                                                                                 YEAR CURRENT
                                                                                      SQUARE      LEASE TERM
     LOCATIONS                                 OFFICE USES                           FOOTAGE       EXPIRES
 -----------------      --------------------------------------------------------    ----------  -------------
 Beverly Hills, CA      Savings Branch                                                  2,218       2005
 Costa Mesa, CA         Real Estate Lending / Savings Branch                            3,493       2000
 Encino, CA             Savings Branch                                                  5,298       2004
 Glendale, CA           Imperial's Headquarters / Real Estate Lending / Savings
                         Branch                                                        23,498       2006
 Glendale, CA           Funding's Headquarters / Real Estate Lending                    8,932       2005
 La Jolla, CA           ITLA Capital's Headquarters                                     7,543       2003
 La Jolla, CA           Real Estate Lending / Savings Branch                            4,551       1999
 Las Vegas, NV          Real Estate Lending                                               800       2000
 San Francisco, CA      Real Estate Lending / Savings Branch                            5,005       2002
 San Jose, CA           Real Estate Lending                                               962       1999


        ITLA Capital's other out-of-state operations are conducted from executive suites or home offices. For additional information regarding ITLA Capital's premises, see "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements Note 12".

        Management believes that ITLA Capital's present facilities are adequate for its current needs, and that alternative or additional space, if necessary, will be available on reasonable terms.


ITEM 3.  LEGAL PROCEEDINGS

        ITLA Capital is party to certain legal proceedings incidental to its business. Management believes that the outcome of such proceedings, in the aggregate, will not have a material effect on ITLA Capital's business, financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        ITLA Capital's common stock is traded on the Nasdaq national market system under the symbol "ITLA". At December 31, 1998, there were approximately 12 holders of record of ITLA Capital common stock and 7,166,484 shares outstanding.

        The following table sets forth, for the periods indicated, the range of high and low trade prices for ITLA Capital's common stock. Stock price data on Nasdaq reflects interdealer prices, without retail mark-up, mark-down or commission.

                                         MARKET PRICE
                           ----------------------------------------      AVERAGE DAILY
                             HIGH            LOW            CLOSE        CLOSING PRICE
                           --------        --------        --------      -------------
          1998
            4th Quarter    $  18.00        $   9.00        $  15.13        $  15.04
            3rd Quarter       22.25           13.50           13.50           18.67
            2nd Quarter       24.00           19.88           20.75           22.10
            1st Quarter       21.25           17.88           21.25           19.47

          1997
            4th Quarter    $  21.25        $  17.38        $  19.25        $  19.24
            3rd Quarter       20.25           15.75           20.25           17.87
            2nd Quarter       16.25           14.00           16.25           14.80
            1st Quarter       17.25           14.00           14.88           15.45

        The following table includes supplementary quarterly operating results and per share information for the past two years. The data presented should be read along with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with "Item 8. Financial Statements and Supplementary Data" included elsewhere in this report.

QUARTERLY OPERATIONS (UNAUDITED)

                                                                     FOR THE QUARTER ENDED
                                                     ------------------------------------------------------
                                                     MARCH 31       JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                     --------       -------     ------------    -----------
                                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
        1998
           Net interest income                       $11,766        $12,558        $13,008        $12,946
           Provision for estimated credit losses       1,400          1,600            800            750
           Provision for valuation allowance              --             --          1,400             --
           Noninterest income                            859            646            601            341
           General and administrative expense          5,198          5,166          4,906          5,394
           Total real estate operations, net              80            154            130            620
           Provision for income taxes                  2,438          2,576          2,619          2,671
           Net income                                  3,509          3,708          3,754          3,852
           Basic Earnings Per Share                  $  0.46        $  0.48        $  0.49        $  0.52
           Diluted Earnings Per Share                $  0.44        $  0.46        $  0.47        $  0.51

        1997
           Net interest income                       $ 9,687        $ 9,818        $10,780        $11,522
           Provision for estimated credit losses         600            250          1,050          1,400
           Provision for valuation allowance              --            350             --             --
           Noninterest income                            348            344            228            720
           General and administrative expense          4,511          4,398          4,504          4,819
           Total real estate operations, net              15             63             45            310
           Provision for income taxes                  2,003          2,087          2,221          2,344
           Net income                                  2,906          3,014          3,188          3,369
           Basic Earnings Per Share                  $  0.37        $  0.39        $  0.41        $  0.44
           Diluted Earnings Per Share                $  0.36        $  0.38        $  0.40        $  0.42

ITEM 6.  SELECTED FINANCIAL DATA

        The following condensed statements of operations and financial condition and selected performance ratios as of December 31, 1998, 1997, 1996, 1995 and 1994 and for the years then ended have been derived from the audited consolidated financial statements of ITLA Capital. The information below reflects an 86.4 for 1 stock split effective October 17, 1995 and is qualified in its entirety by the detailed information included elsewhere herein and should be read along with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                             AS OF AND FOR THE YEARS ENDED DECEMBER 31
                                                                 -------------------------------------------------------------------
                                                                    1998          1997          1996          1995           1994
                                                                 ----------    ----------    ----------    ----------     ----------
                                                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
             CONDENSED STATEMENTS OF OPERATIONS

Total interest income                                            $  101,665    $   85,117    $   69,898    $   62,107     $   54,306
Total interest expense                                               51,387        43,310        34,399        29,343         21,732
                                                                 ----------    ----------    ----------    ----------     ----------

   Net interest income before provisions for estimated credit
       losses and valuation allowance on loans held for sale         50,278        41,807        35,499        32,764         32,574

Provision for estimated credit losses                                 4,550         3,300         4,871        13,098          6,731
Provision for valuation allowance on loans held for sale              1,400           350           700         4,774             --
                                                                 ----------    ----------    ----------    ----------     ----------

   Net interest income after provisions for estimated credit
       losses and valuation allowance on loans held for sale         44,328        38,157        29,928        14,892         25,843
                                                                 ----------    ----------    ----------    ----------     ----------

Noninterest income                                                    2,447         1,640           651         1,075          1,491
                                                                 ----------    ----------    ----------    ----------     ----------

Noninterest expense:
   Compensation and benefits                                         10,564         8,511         5,723         7,313          7,044
   Occupancy and equipment                                            2,783         2,444         1,929         2,230          2,601
   Other general and administrative expenses                          7,317         7,277         5,434         5,717          6,575
   Real estate operations, net                                          984           433         1,049         5,070          4,381
                                                                 ----------    ----------    ----------    ----------     ----------

       Total noninterest expense                                     21,648        18,665        14,135        20,330         20,601
                                                                 ----------    ----------    ----------    ----------     ----------

Income (loss) before provision (benefit) for income taxes            25,127        21,132        16,444        (4,363)         6,733

Provision (benefit) for income taxes                                 10,304         8,655         6,420        (1,960)         2,729
                                                                 ----------    ----------    ----------    ----------     ----------

NET INCOME (LOSS)                                                $   14,823    $   12,477    $   10,024    $   (2,403)    $    4,004
                                                                 ==========    ==========    ==========    ==========     ==========

BASIC EARNINGS (LOSS) PER SHARE                                  $     1.95    $     1.61    $     1.38    $    (0.52)    $     0.93

DILUTED EARNINGS (LOSS) PER SHARE                                $     1.89    $     1.57    $     1.36    $    (0.52)    $     0.93

Dividends paid                                                   $       --    $       --    $       --    $       --     $       --

         CONDENSED STATEMENTS OF FINANCIAL CONDITION

Cash and cash equivalents                                        $  125,602    $  123,885    $   62,599    $   26,095     $   13,817
Investment securities available for sale                                329        35,281        36,574            --             --
Stock in Federal Home Loan Bank                                      12,633        11,919         8,349        12,362          3,000
Investment and mortgage-backed securities held to maturity               --        25,132        31,870        56,335         12,690
Loans held for investment, net                                      862,089       750,853       649,836       439,880        467,343
Loans held for sale, at lower of cost or fair market value           12,188        50,544         1,130        55,812             --
Interest receivable                                                   6,321         4,916         4,411         3,865          3,250
Other real estate owned, net                                          1,201         3,946         5,416         6,103         10,544
Premises and equipment, net                                           3,493         3,169         2,610         3,008          3,586
Deferred income taxes                                                 6,270         4,190         3,613         3,309          4,408
Other assets                                                          2,521         2,074         4,035         3,904          2,768
                                                                 ----------    ----------    ----------    ----------     ----------

       Total assets                                              $1,032,647    $1,015,909    $  810,443    $  610,673     $  521,406
                                                                 ==========    ==========    ==========    ==========     ==========

Deposit accounts                                                 $  866,798    $  843,813    $  670,336    $  494,793     $  448,557
Federal Home Loan Bank advances                                      48,500        61,500        43,500        54,000         22,700
Accounts payable and other liabilities                               11,467        11,248         7,789         5,188          6,446
Shareholders' equity                                                105,882        99,348        88,818        56,692         43,703
                                                                 ----------    ----------    ----------    ----------     ----------

       Total liabilities and shareholders' equity                $1,032,647    $1,015,909    $  810,443    $  610,673     $  521,406
                                                                 ==========    ==========    ==========    ==========     ==========

Book value per share                                             $    14.77    $    12.91    $    11.35    $     9.48     $    10.12

                                                                     AS OF AND FOR THE YEARS ENDED DECEMBER 31
                                                           --------------------------------------------------------------
                                                             1998         1997          1996          1995          1994
                                                           -------      -------       -------       -------       -------
SELECTED PERFORMANCE RATIOS

Return on average assets                                      1.46%        1.46%         1.44%        (0.44%)        0.79%

Return on average shareholders' equity                       13.95%       13.23%        12.86%        (5.26%)        9.53%

Net interest margin(1)                                        4.96%        4.94%         5.19%         6.13%         6.64%

Average interest-earning assets to average
   interest-bearing liabilities                             113.06%      112.15%       112.14%       108.19%       107.20%

Noninterest expense to average assets                         2.13%        2.19%         2.04%         3.70%         4.06%

Efficiency ratio(2)                                          41.06%       42.96%        39.10%        60.08%        60.48%

Efficiency ratio excluding real estate operations, net       39.19%       41.96%        36.20%        45.10%        47.61%

General and administrative expense to average assets          2.04%        2.14%         1.88%         2.78%         3.20%

Average shareholders' equity to average assets               10.47%       11.06%        11.23%         8.32%         8.28%

Nonperforming assets to total assets                          0.64%        1.21%         1.56%         2.14%         5.62%

Nonperforming assets held for investment to total
   assets                                                     0.64%        1.21%         1.46%         2.08%         5.62%

Allowance for credit losses to loans held for
   investment, net(3)                                         1.91%        1.60%         1.65%         1.81%         2.32%

Allowance for credit losses to nonaccrual loans(4)          309.37%      146.16%       169.50%       122.45%        58.98%

Net loan recoveries (charge-offs) to average loans
   held for investment, net                                   0.01%       (0.28%)       (0.37%)       (3.27%)       (0.97%)

----------

(1) Net interest margin represents net interest income divided by total average interest-earning assets.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The following discussion and analysis reviews the financial condition and results of operations of ITLA Capital Corporation and its principal wholly-owned subsidiaries: Imperial Thrift and Loan Association and ITLA Funding Corporation. On October 1, 1996, ITLA Capital was formed and became the sole shareholder of Imperial Thrift and Loan. ITLA Funding was incorporated in September 1996 and commenced operations on January 1, 1997.

        The following discussion and analysis is intended to identify the major factors that influenced the financial condition as of December 31, 1998 and 1997 and results of operations of ITLA Capital for the years ended December 31, 1998, 1997 and 1996. ITLA Capital's principal business involves the origination of loans secured primarily by income producing real estate, located predominately in California. Prior to February 1996, Imperial

Thrift and Loan also purchased automobile finance contracts. During 1996, Imperial Thrift and Loan sold substantially all of this portfolio. No gain or loss was recognized from this sale.

        Consolidated net income was $14.8 million, or $1.89 per diluted share, in 1998 compared to $12.5 million, or $1.57 per diluted share, in 1997 and $10.0 million, or $1.36 per diluted share, in 1996.

        The increase in net earnings in 1998 was due primarily to increased net interest income, $50.3 million in 1998 compared to $41.8 million in 1997, and an increase in fee income from mortgage banking activities, $1.6 million in 1998 compared to $1.0 million in 1997, partially offset by an increase in provisions for estimated credit losses and valuation allowance on loans held for sale, an aggregate of $6.0 million in 1998 compared to $3.7 million in 1997, an increase in total real estate operations, net, $1.0 million in 1998 compared to $0.4 million in 1997, an increase in general and administrative expense, $20.7 million in 1998 compared to $18.2 million in 1997, and an increase in provision for income taxes, $10.3 million in 1998 compared to $8.7 million in 1997.

        The increase in net earnings in 1997 was due primarily to increased net interest income, $41.8 million in 1997 compared to $35.5 million in 1996, a reduction in provisions for estimated credit losses and valuation allowance on loans held for sale, an aggregate of $3.7 million in 1997 compared to $5.6 million in 1996, an increase in fee income from mortgage banking activities, $1.0 million in 1997 compared to zero in 1996, and a reduction in real estate operations, net, $0.4 million in 1997 compared to $1.0 million in 1996, partially offset by an increase in general and administrative expense, $18.2 million in 1997 compared to $13.1 million in 1996, and an increase in provision for income taxes, $8.7 million in 1997 compared to $6.4 million in 1996.

        The return on average assets was 1.46% in 1998 and 1997 and 1.44% in 1996. The return on average shareholders' equity was 13.95% in 1998 compared to 13.23% in 1997 and 12.86% in 1996.

        Average total assets was $1,014.3 million in 1998 compared to $852.6 million in 1997, an increase of $161.7 million, or 19.0%, largely due to an increase in average loans of $138.8 million, or 19.6%.

        Average total assets was $852.6 million in 1997 compared to $694.3 million in 1996, an increase of $158.3 million, or 22.8%, largely due to an increase in average loans of $149.2 million, or 26.7%.

        Total loan production, including the unfunded portion of construction loans, was $531.1 million for the year ended December 31, 1998, consisting of $394.9 million originated or purchased for the portfolio and $136.2 million originated by ITLA Funding and sold to third-party investors, compared to total loan production of $442.0 million and $365.2 million for the years ended December 31, 1997 and 1996, respectively.

        Average deposit accounts totaled $839.3 million in 1998 compared to $696.5 million in 1997, an increase of $142.8 million, or 20.5%. This increase was primarily utilized to fund the increase in the loan portfolio. Federal Home Loan Bank advances averaged $56.5 million in 1998 compared to $53.7 million in 1997, an increase of $2.8 million, or 5.3%.

RESULTS OF OPERATIONS

NET INTEREST INCOME

        The following table presents, for the periods indicated, condensed average balance sheet information for ITLA Capital, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

                                                                            YEARS ENDED DECEMBER 31
                                               ------------------------------------------------------------------------------------
                                                                  1998                                      1997
                                               ----------------------------------------    ----------------------------------------
                                                 AVERAGE        INCOME/        YIELD/        AVERAGE       INCOME/        YIELD/
                                                 BALANCE        EXPENSE        RATE          BALANCE       EXPENSE         RATE
                                               -----------    -----------   -----------    -----------    -----------   -----------
                                                                            (DOLLARS IN THOUSANDS)
                     ASSETS

Cash and investments                           $   146,514    $     7,849          5.36%   $   108,796    $     5,971          5.49%
Mortgage-backed securities                          19,162          1,209          6.31%        28,565          1,836          6.43%

Loans receivable(1):
   Secured by real estate                          847,219         92,607         10.93%       708,134         77,257         10.91%
   Other                                                --             --          0.00%           313             53         16.93%
                                               -----------    -----------   -----------    -----------    -----------   -----------

       Total loans receivable                      847,219         92,607         10.93%       708,447         77,310         10.91%
                                               -----------    -----------   -----------    -----------    -----------   -----------

Total interest-earning assets                    1,012,895    $   101,665         10.04%       845,808    $    85,117         10.06%
                                                              ===========   ===========                   ===========   ===========
Noninterest-earning assets                          16,281                                      17,678
Allowance for credit losses                        (14,841)                                    (10,847)
                                               -----------                                 -----------

   Total assets                                $ 1,014,335                                 $   852,639
                                               ===========                                 ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Deposit accounts:
   Money market and passbook accounts          $   104,461    $     5,505          5.27%   $    67,708    $     3,508          5.18%
   Time certificates                               734,856         42,548          5.79%       628,759         36,698          5.84%
                                               -----------    -----------   -----------    -----------    -----------   -----------

       Total deposit accounts                      839,317         48,053          5.73%       696,467         40,206          5.77%

FHLB advances                                       56,542          3,334          5.90%        53,714          3,104          5.78%
                                               -----------    -----------   -----------    -----------    -----------   -----------

Total interest-bearing liabilities                 895,859    $    51,387          5.74%       750,181    $    43,310          5.77%
                                                              ===========   ===========                   ===========   ===========
Noninterest-bearing liabilities                     12,256                                       8,144
Shareholders' equity                               106,220                                      94,314
                                               -----------                                 -----------

   Total liabilities and shareholders' equity  $ 1,014,335                                 $   852,639
                                               ===========                                 ===========

Net interest spread(2)                                                             4.30%                                       4.29%
                                                                            ===========                                 ===========

Net interest income before provisions for
   estimated credit losses and valuation
   allowance on loans held for sale                           $    50,278                                 $    41,807
                                                              ===========                                 ===========

Net interest margin(3)                                                             4.96%                                       4.94%
                                                                            ===========                                 ===========


                                                            YEARS ENDED DECEMBER 31
                                                  ----------------------------------------
                                                                     1996
                                                  ----------------------------------------
                                                    AVERAGE        INCOME/        YIELD/
                                                    BALANCE        EXPENSE        RATE
                                                  -----------    -----------   -----------
                                                            (DOLLARS IN THOUSANDS)
                     ASSETS

Cash and investments                              $    86,862    $     4,571          5.26%
Mortgage-backed securities                             37,813          2,177          5.76%

Loans receivable(1):
   Secured by real estate                             548,471         61,423         11.20%
   Other                                               10,804          1,727         15.98%
                                                  -----------    -----------   -----------

       Total loans receivable                         559,275         63,150         11.29%
                                                  -----------    -----------   -----------

Total interest-earning assets                         683,950    $    69,898         10.22%
                                                                 ===========   ===========
Noninterest-earning assets                             20,179
Allowance for credit losses                            (9,816)
                                                  -----------

   Total assets                                   $   694,313
                                                  ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Deposit accounts:
   Money market and passbook accounts             $    48,713    $     2,386          4.90%
   Time certificates                                  507,598         29,055          5.72%
                                                  -----------    -----------   -----------

       Total deposit accounts                         556,311         31,441          5.65%

FHLB advances                                          53,604          2,958          5.52%
                                                  -----------    -----------   -----------

Total interest-bearing liabilities                    609,915    $    34,399          5.64%
                                                                 ===========   ===========
Noninterest-bearing liabilities                         6,421
Shareholders' equity                                   77,977
                                                  -----------

   Total liabilities and shareholders' equity     $   694,313
                                                  ===========

Net interest spread(2)                                                                4.58%
                                                                               ===========

Net interest income before provisions for
   estimated credit losses and valuation
   allowance on loans held for sale                              $    35,499
                                                                 ===========

Net interest margin(3)                                                                5.19%
                                                                               ===========

----------

(1) Before allowance for credit losses and net of deferred loan fees and costs. Net loan fee amortization of $2.7 million, $2.2 million and $2.1 million was included in net interest income for 1998, 1997 and 1996, respectively.

(2) Average yield on interest-earning assets minus average rate paid on interest-bearing liabilities.

(3)  Net interest income divided by total average interest-earning assets.

        ITLA Capital's primary source of revenue is net interest income. ITLA Capital's net interest income is affected by (a) the difference between the yields recognized on interest-earning assets, including loans and investments, and the interest rates paid on interest-bearing liabilities, which is referred to as "net interest spread", and (b) the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive net interest spread will generate net interest income; if interest-bearing liabilities exceed interest-earning assets, ITLA Capital may incur a decline in net interest income even when the net interest spread is positive. For 1998, 1997 and 1996, ITLA Capital's ratio of average interest-earning assets to average interest-bearing liabilities was 113.06%, 112.15% and 112.14%, respectively.

        The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in average interest-earning asset and interest-bearing liability balances and changes in average interest rates. The change in interest due to both volume and rate has been allocated to change due to volume and rate in proportion to the relationship of absolute dollar amounts of each.

                                                       1998 vs. 1997                                1997 vs. 1996
                                          --------------------------------------       --------------------------------------
                                           INCREASE (DECREASE)                           INCREASE (DECREASE)
                                                  DUE TO:                                      DUE TO:
                                          -----------------------                      -----------------------
                                           VOLUME          RATE          TOTAL          VOLUME          RATE           TOTAL
                                          --------       --------       --------       --------       --------       --------
                                                                             (IN THOUSANDS)
Interest and fees earned on:
   Loans receivable, net (1)              $ 15,226       $     71       $ 15,297       $ 15,888       $ (1,728)      $ 14,160
   Cash and investment securities            1,952            (74)         1,878          1,224            176          1,400
   Mortgage-backed securities                 (610)           (17)          (627)          (495)           154           (341)
                                          --------       --------       --------       --------       --------       --------

       Total increase (decrease) in
          interest income                   16,568            (20)        16,548         16,617         (1,398)        15,219
                                          --------       --------       --------       --------       --------       --------

Interest paid on:
   Deposit accounts                          7,989           (142)         7,847          8,159            606          8,765
   FHLB advances                               192             38            230              4            142            146
                                          --------       --------       --------       --------       --------       --------

       Total increase (decrease) in
          interest expense                   8,181           (104)         8,077          8,163            748          8,911
                                          --------       --------       --------       --------       --------       --------

          Increase (decrease) in net
              interest income             $  8,387       $     84       $  8,471       $  8,454       $ (2,146)      $  6,308
                                          ========       ========       ========       ========       ========       ========

----------

(1) Loans receivable, net consists of loans held for investment and loans held for sale.

1998 Compared to 1997

        Net interest income totaled $50.3 million in 1998 compared to $41.8 million in 1997, an increase of $8.5 million or 20.3%. The increase in net interest income was due primarily to growth in average interest-earning assets, which increased from $845.8 million in 1997 to $1,012.9 million in 1998.

        Interest income totaled $101.7 million in 1998 compared to $85.1 million in 1997, an increase of $16.6 million, or 19.4%.

        Interest and fee income from loans receivable totaled $92.6 million in 1998 compared to $77.3 million in 1997, an increase of $15.3 million, or 19.8%. Interest and fee income from loans increased due to higher loan volume in 1998 and a slight increase in loan yield. The average balance of loans receivable was $847.2 million in 1998 compared to $708.4 million in 1997, an increase of $138.8 million, or 19.6% reflecting the increase in loans held for investment. The average yield on loans receivable was 10.93% in 1998 compared to 10.91% in 1997. The slight increase in loan yield was primarily due to prepayment fees realized as a result of early loan payoffs. Excluding these prepayment fees, the average yield on loans receivable would have been 10.62% in 1998 compared to 10.63% in 1997. Although loan yields did not change significantly in 1998, the continued origination of lower yielding real estate loans could result in ITLA Capital achieving lower average yields in future operating periods.

        Interest income from mortgage-backed securities totaled $1.2 million in 1998 compared to $1.8 million in 1997, a decrease of $0.6 million, or 34.2%, due to a decline in the average outstanding balance and a slight decrease in yield. The average balance of mortgage-backed securities declined to $19.2 million in 1998 from $28.6 million in 1997 due to principal repayments received during the first nine months of 1998 and the sale of the remaining mortgage-backed securities in the fourth quarter of 1998. The yield on the mortgage-backed securities was 6.31% in 1998 compared to 6.43% in 1997 due to decreased yields from the underlying adjustable rate mortgages in 1998 compared to 1997.

        Interest income from cash and investments totaled $7.8 million in 1998 compared to $6.0 million in 1997, an increase of $1.8 million, or 31.5%, due primarily to an increased average outstanding balance, partially offset by a decline in yield. The average balance of cash and investment securities was $146.5 million in 1998 compared to $108.8 million in 1997, an increase of $37.7 million, or 34.7%. The average yield on cash and investment securities was 5.36% in 1998 compared to 5.49% in 1997, which was consistent with the decline in short-term market interest rates.

        Interest expense totaled $51.4 million in 1998 compared to $43.3 million in 1997, an increase of $8.1 million or 18.6%.

        Interest expense from deposit accounts totaled $48.1 million in 1998 compared to $40.2 million in 1997, an increase of $7.9 million, or 19.5%, due to an increase in the volume of deposit accounts, partially offset by a decline in the average rate paid on deposits. The average balance of deposits was $839.3 million in 1998 compared to $696.5 million in 1997, an increase of $142.8 million, or 20.5%, as ITLA Capital increased deposits to fund growth in the loan portfolio. The average rate paid on deposits was 5.73% in 1998 compared to 5.77% in 1997.

        Interest expense from Federal Home Loan Bank advances totaled $3.3 million in 1998 compared to $3.1 million in 1997, due primarily to increases in both the average outstanding balance and in the average rate paid on Federal Home Loan Bank advances. The average balance of Federal Home Loan Bank advances was $56.5 million in 1998 compared to $53.7 million in 1997, an increase of $2.8 million, or 5.3%. The average rate paid on FHLB advances was 5.90% in 1998 compared to 5.78% in 1997.

1997 Compared to 1996

        Net interest income totaled $41.8 million in 1997 compared to $35.5 million in 1996, an increase of $6.3 million, or 17.8%. The increase in net interest income was due primarily to growth in average earning assets, which increased from $683.9 million in 1996 to $845.8 million in 1997, partially offset by a decline in the average yield earned on loans.

        Interest income totaled $85.1 million in 1997 compared to $69.9 million in 1996, an increase of $15.2 million, or 21.8%.

        Interest and fee income from loans receivable totaled $77.3 million in 1997 compared to $63.2 million in 1996, an increase of $14.2 million, or 22.4%. Interest and fee income from loans increased due to higher loan volume in 1997, partially offset by a decline in loan yield. The average balance of loans receivable was $708.4 million in 1997 compared to $559.3 million in 1996, an increase of $149.2 million, or 26.7%. The average yield on loans receivable was 10.91% in 1997 compared to 11.29% in 1996. The decline in loan yield was due to the pricing of real estate loans in response to competitive factors and ITLA Capital's emphasis on attempting to manage credit risk.

        Interest income from mortgage-backed securities totaled $1.8 million in 1997 compared to $2.2 million in 1996, a decrease of $0.4 million, due to a decline in the average outstanding balance. This decrease was partially offset by an increase in yield. The average balance of mortgage-backed securities declined to $28.6 million in 1997 from $37.8 million in 1996 due to principal repayments received. The yield on the mortgage-backed securities was 6.43% in 1997 compared to 5.76% in 1996 due to increased yields from the underlying adjustable rate mortgages and reduced amortization of purchase premiums due to lower prepayments in 1997 compared to 1996.

        Interest income from cash and investments totaled $6.0 million in 1997 compared to $4.6 million in 1996, an increase of $1.4 million, or 30.6%, due primarily to an increased average outstanding balance and an increase in yield. The average balance of cash and investment securities was $108.8 million in 1997 compared to $86.9 million in 1996, an increase of $21.9 million, or 25.3%. The average yield on cash and investment securities was 5.49% in 1997 compared to 5.26% in 1996.

        Interest expense totaled $43.3 million in 1997 compared to $34.4 million in 1996, an increase of $8.9 million, or 25.9%.

        Interest expense from deposit accounts totaled $40.2 million in 1997 compared to $31.4 million in 1996, an increase of $8.8 million, or 27.9%, due to increases in both the volume of deposit accounts and in the average rate paid on deposits. The average balance of deposits was $696.5 million in 1997 compared to $556.3 million in 1996, an increase of $140.2 million, or 25.2%, as ITLA Capital increased deposits to fund growth in the loan portfolio. The average rate paid on deposits was 5.77% in 1997 compared to 5.65% in 1996.

        Interest expense from Federal Home Loan Bank advances totaled $3.1 million in 1997 compared to $3.0 million in 1996, due primarily to an increase in the average rate from 5.52% in 1996 to 5.78% in 1997.

PROVISION FOR ESTIMATED CREDIT LOSSES

        Provision for estimated credit losses totaled $4.6 million, $3.3 million and $4.9 million in 1998, 1997 and 1996, respectively.

1998 Compared to 1997

        Provision for estimated credit losses totaled $4.6 million in 1998 compared to $3.3 million in 1997, an increase of $1.3 million, or 37.9%. The increase in the provision in 1998 reflects the growth in ITLA Capital's portfolio of loans held for investment, which increased by $115.9 million, or 15.2% from $763.0 million at December 31, 1997 to $878.9 million at December 31, 1998. The provision also increased to reflect changes in the composition of the loan portfolio that occurred in 1998, including increased construction lending, which totaled $71.4 million at December 31, 1998 compared to $39.7 million at December 31, 1997, and increased risk resulting from the geographic expansion of the loan portfolio to loans outside of the state of California, which totaled $191.1 million at December 31, 1998 compared to $139.1 million at December 31, 1997. In addition, ITLA Capital increased by 5% its acceptable loan to value ratios on new loan originations during 1998 in response to competitive pressures in the marketplace. Because of the increased risk profile resulting from these changes to the composition of ITLA Capital's loan portfolio, the provision for estimated credit losses was increased in 1998. See also "Credit Risk Elements - Allowance for Credit Losses and Nonperforming Assets".

1997 Compared to 1996

        Provision for estimated credit losses totaled $3.3 million in 1997 compared to $4.9 million in 1996, a reduction of $1.6 million, or 32.3%. The reduction in the provision in 1997 reflects the amount of ITLA Capital's nonperforming assets and improved economic conditions in ITLA Capital's marketplace. Nonperforming assets to total assets declined to 1.21% as of December 31, 1997 from 1.56% as of December 31, 1996. The aggregate amount of nonperforming assets decreased to $12.3 million as of December 31, 1997 from $12.6 million at December 31, 1996. At December 31, 1997, the total allowance for credit losses was $12.2 million, or 1.60% of total loans receivable held for investment.

PROVISION FOR VALUATION ALLOWANCE ON LOANS HELD FOR SALE

        Provision for valuation allowance on loans held for sale totaled $1.4 million, $0.4 million and $0.7 million in 1998, 1997 and 1996, respectively.

1998 Compared to 1997

        Provision for valuation allowance on loans held for sale totaled $1.4 million in 1998 compared to $0.4 million in 1997, an increase of $1.0 million, or 250.0%. In the current year, ITLA Capital designated a portfolio of loans with a gross principal balance of $12.0 million, including $7.7 million of nonperforming loans, previously classified as held for investment as held for sale. ITLA Capital recorded a provision for valuation allowance on loans held for sale totaling $1.4 million in conjunction with the designation of these loans. These loans were sold during the year with no additional gain or loss. In the prior year, a provision for valuation allowance on loans held for sale totaling $0.4 million was recorded to adjust the carrying value of the remaining portfolio of automobile contracts held for sale to their estimated fair market value.

1997 Compared to 1996

        Provision for valuation allowance on loans held for sale totaled $0.4 million in 1997 compared to $0.7 million in 1996, a decrease of $0.3 million, or 50.0%. These adjustments represent additional write-downs taken to adjust the carrying value of the remaining unsold automobile finance contracts to their estimated fair market value.

NONINTEREST INCOME

        Noninterest income totaled $2.4 million, $1.6 million and $0.7 million in 1998, 1997 and 1996, respectively.

1998 Compared to 1997

        Noninterest income totaled $2.4 million in 1998 compared to $1.6 million in 1997, an increase of $0.8 million, or 49.2%. The increase in noninterest income in 1998 was due primarily to an increase in fee income earned by ITLA Funding. In 1998, ITLA Funding originated $136.2 million in fixed rate loans on behalf of third-party investors and recognized $1.6 million of fee income from these loans. The demand for fixed rate commercial real estate loans of the type originated by ITLA Funding for third-party investors declined significantly in the third quarter of 1998 due to a disruption in the market for the securities created from these loans. Accordingly, ITLA Capital expects a reduction in the volume of loans originated for third-party investors and a corresponding decline in fee income from these originations. ITLA Funding also originated $102.6 million of loans on behalf of Imperial Thrift and Loan and $12.3 million of fixed rate warehouse loans classified as held for sale. No revenues were recognized on a consolidated basis from these intercompany originations.

1997 Compared to 1996

        Noninterest income totaled $1.6 million in 1997 compared to $0.7 million in 1996, an increase of $0.9 million, or 151.9%. The increase in noninterest income in 1997 was due to the fee income earned by ITLA Funding from its initial year of operations. In 1997, ITLA Funding originated $86.4 million in loans and recognized $1.0 million of fee income from loans originated on behalf of third-party investors. ITLA Funding also originated $32.2 million of loans on behalf of Imperial Thrift and Loan. No revenues were recognized on a consolidated basis from these intercompany originations.

NONINTEREST EXPENSE

GENERAL AND ADMINISTRATIVE EXPENSE

        General and administrative expense totaled $20.7 million, $18.2 million and $13.1 million in 1998, 1997 and 1996, respectively.

1998 Compared to 1997

        General and administrative expense totaled $20.7 million in 1998 compared to $18.2 million in 1997, an increase of $2.5 million, or 13.3%.

        Compensation and benefits expense totaled $10.6 million in 1998 compared to $8.5 million in 1997, an increase of $2.1 million, or 24.1%. The increase in compensation and benefits expense was due primarily to an increase in staffing at ITLA Funding, as the number of average full-time equivalent employees totaled 167 during 1998 compared to 151 during 1997. Compensation and benefits expense also increased in 1998 due to the increased origination volume by ITLA Funding, as the commissions paid to ITLA Funding's loan origination staff are expensed as incurred, whereas the origination costs paid by Imperial Thrift and Loan for loans placed into the portfolio are deferred and amortized over the loan term as an adjustment to yield.

        Occupancy and equipment expense totaled $2.8 million in 1998 compared to $2.4 million in 1997, an increase of $0.4 million, or 13.9%. The increase in occupancy and equipment expense was due primarily to additional office space for ITLA Funding's new headquarters in Glendale, California, and due to additional space leased at ITLA Capital's headquarters in La Jolla, California.

1997 Compared to 1996

        General and administrative expense totaled $18.2 million in 1997 compared to $13.1 million in 1996, an increase of $5.1 million, or 39.3%.

        Compensation and benefits expense totaled $8.5 million in 1997 compared to $5.7 million in 1996, an increase of $2.8 million, or 48.7%. The increase in compensation and benefits expense was due primarily to an increase in staffing, as the number of average full-time equivalent employees totaled 151 during 1997 compared to 123 during 1996. This increase was due primarily to the increase in staff at ITLA Funding, which commenced operations in 1997. Compensation and benefits expense also increased in 1997 compared to 1996 due to a nonrecurring benefit in the prior year which reduced the amount of expense recognized by $0.4 million.

        Occupancy and equipment expense totaled $2.4 million in 1997 compared to $1.9 million in 1996, an increase of $0.5 million, or 26.7%. The increase in occupancy and equipment expense was due primarily to the cost of the added facilities occupied by ITLA Funding, which totaled $0.3 million in 1997.

        Other general and administrative expenses totaled $7.1 million in 1997 compared to $5.2 million in 1996, an increase of $1.9 million, or 36.2%, due primarily to the general and administrative costs incurred by ITLA Funding during its initial year of operations, which totaled $0.9 million, and to an increase in advertising expense incurred as a result of ITLA Capital's business expansion activities in 1997, which totaled $0.5 million.

REAL ESTATE OPERATIONS, NET

        Real estate operations, net, totaled $1.0 million, $0.4 million and $1.0 million in 1998, 1997 and 1996, respectively.

1998 Compared to 1997

        Real estate operations, net, totaled $1.0 million in 1998 compared to $0.4 million in 1997, an increase of $0.6 million, or 127.3%. The increase in real estate operations, net, in 1998 compared to 1997 is primarily due to an increase in provisions for estimated losses recorded due to the accelerated disposition of other real estate owned. Provision for estimated losses on other real estate owned totaled $0.6 million in 1998 compared to $0.2 million in 1997. Other real estate owned expenses totaled $0.3 million in 1998 compared to $0.2 million in 1997. There was a loss of $0.1 million from sales of other real estate owned in 1998 compared to substantially no gain or loss in 1997.

1997 Compared to 1996

        Real estate operations, net, totaled $0.4 million in 1997 compared to $1.0 million in 1996, a decrease of $0.6 million, or 60.0%. The decline in other real estate owned expenses in 1997 compared to 1996 is consistent with the decline in the amount of other real estate owned held during the two periods. The average balance of other real estate owned was $4.2 million in 1997 compared to $6.5 million in 1996. Provision for estimated losses on other real estate owned totaled $0.2 million in 1997 compared to $1.0 million in 1996 and other real estate owned expenses totaled $0.2 million in 1997 compared to $0.4 million in 1996. There was substantially no gain or loss from sales of other real estate owned in 1997 compared to a net gain of $0.4 million in 1996.

INCOME TAXES

        Provision for income taxes totaled $10.3 million, $8.7 million and $6.4 million in 1998, 1997 and 1996, respectively.

1998 Compared to 1997

        Provision for income taxes totaled $10.3 million in 1998 compared to $8.7 million in 1997, an increase of $1.6 million, or 18.4%. The increase in provision for income taxes was due to the increase in pretax net income, as the effective tax rate remained at 41.0% for both 1998 and 1997.

        At December 31, 1998, ITLA Capital had a net deferred tax asset of $6.3 million. The deferred tax asset related primarily to loss provisions recognized on ITLA Capital's financial statements which have not yet been recognized on ITLA Capital's income tax returns. ITLA Capital has no deferred tax assets relating to net operating loss carryforward deductions. The deferred tax asset is considered fully realizable, as when the temporary differences associated with the deferred tax asset are recognized for income tax purposes, those deductions are expected to be fully offset, either by carryback against previously taxed income or by future taxable income. Accordingly, ITLA Capital has not established a valuation allowance on the deferred tax asset.

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

YEAR 2000

        The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the computer programs used by ITLA Capital that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations. Management anticipates that the enhancements necessary to prepare its systems for the year 2000 will be completed in a timely manner.

        ITLA Capital's State of Readiness. During the first quarter of 1998, ITLA Capital formulated its plan to address the Year 2000 issue. Since that time, ITLA Capital has taken the following steps:

        -      Established a Year 2000 Project Team;

        -      Inventoried ITLA Capital applications and system software;

        - Built an internal tracking database for application and vendor software;

        - Developed a time line for completion of Year 2000 project milestones;

        - Surveyed major customers to assess the Year 2000 impact and their ability to honor loan obligations;

        -      Commenced awareness and education activities for employees;

        - Processed responses to customer inquiries and educated customers on the Year 2000 issue;

        - Tested the year 2000 compliant version of ITLA Capital's core banking system;

        - Commenced processing all daily activity on the upgraded, Year 2000 compliant release of the core banking system; and

        - Submitted to examinations by the FDIC to assess the adequacy of ITLA Capital's plan for addressing the Year 2000 issue. The results of these examinations are confidential as a matter of law.

        ITLA Capital Resources Invested in the Year 2000 Project. ITLA Capital's Year 2000 Project Team is responsible for ensuring that all ITLA Capital systems are identified, analyzed for Year 2000 compliance, and corrected, if necessary, by September 30, 1999. The Year 2000 Project Team members represent all functional areas of ITLA Capital and subsidiaries. ITLA Capital's Board of Directors oversees the Year 2000 plan and provides guidance and resources to and receives quarterly updates from the Year 2000 Project Team.

        ITLA Capital is expensing the cost of all required system changes and these costs are funded through operating cash flows. The total estimated cost of the Year 2000 conversion project is not expected to materially impact ITLA Capital's financial condition or results of operations. ITLA Capital does not expect significant increases in future data processing costs relating to Year 2000 compliance.

        The Risks of ITLA Capital's Year 2000 Issues. Not unlike other financial service providers, ITLA Capital and its operations may be significantly affected by the Year 2000 issue due to dependence on technology and date-sensitive data. Computer software, hardware and other equipment, both within and outside ITLA Capital's direct control, and third parties with whom ITLA Capital electronically or operationally interfaces (including, without limitation, its customers and third party vendors) are likely to be affected. If computer systems are not modified to identify the Year 2000, computer applications could fail or create erroneous results. Many calculations reliant on date field information, such as interest, payment or due dates and other operating functions, could generate erroneous results, and ITLA Capital could experience an inability to process transactions, prepare statements or engage in similar normal business activities. A failure to adequately address the Year 2000 issue could adversely affect the viability of ITLA Capital's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 issue could result in a significant adverse impact on ITLA Capital's operations and, in turn, its financial condition and results of operations.

        ITLA Capital's Contingency Plan. ITLA Capital has developed or is developing contingency plans for each of its mission critical systems. These contingency plans include selecting a new vendor or service provider or system conversions. In the event a current vendor's system fails during Year 2000 compliance testing and it is determined that the system failure cannot be corrected, ITLA Capital will convert to an alternative, Year 2000 compliant system.

        ITLA Capital's core banking system is used by a number of other financial institutions and has been examined for Year 2000 readiness by the Federal Financial Institutions Examination Counsel and has been found to be Year 2000 compliant.

FINANCIAL CONDITION

GENERAL

        Total assets increased $222.2 million to $1,032.6 million at December 31, 1998 from $810.4 million at December 31, 1996, an increase of 27.4%. The increase in assets during this two year period was funded primarily by growth of $196.5 million in deposits, an increase of $17.1 million in shareholders' equity, resulting primarily from the retention of earnings from 1997 and 1998 totaling $27.1 million and the issuance of $0.4 million of common stock from the exercise of stock options, partially offset by the purchase of $10.5 million of treasury stock, a $5.0 million increase in Federal Home Loan Bank advances, and a $3.7 million increase in accounts payable and other liabilities. During this period, ITLA Capital increased its efforts to originate real estate loans.

        Total net loans receivable secured by real estate, including loans held for sale, increased by $224.5 million to $874.3 million at December 31, 1998 from $649.8 million at December 31, 1996, an increase of 34.5%. Cash and investment securities increased by $26.7 million to $125.9 million at December 31, 1998 from $99.2 million at December 31, 1996. ITLA Capital held $31.9 million of mortgage-backed securities at December 31, 1996. Mortgage-backed securities declined to zero at December 31, 1998 due to the sale of the securities in the fourth quarter of 1998.

At December 31, 1998 Compared with December 31, 1997

        Total assets increased slightly, by $16.7 million, or 1.6%, to remain at approximately $1.0 billion at both December 31, 1998 and December 31, 1997. This increase was primarily due to a $72.9 million, or 9.1%, increase in net real estate loans receivable, including real estate loans held for sale, to $874.3 million at December 31, 1998 from $801.4 million at December 31, 1997. Asset growth also included increases in cash and cash equivalents of $1.7 million and in Federal Home Loan Bank stock of $0.7 million. These increases were partially offset by reductions in investment securities to $0.3 million from $35.3 million, in mortgage-backed securities to zero from $25.1 million, and in other real estate owned to $1.2 million from $3.9 million, at December 31, 1998 and 1997, respectively. The growth in assets was funded primarily by an increase in deposits of $23.0 million from December 31, 1997 to December 31, 1998. Deposit growth was concentrated in money market and passbook accounts, which increased from $76.8 million at December 31, 1997 to $132.7 million at December 31, 1998, partially offset by a decrease in time certificates, which decreased from $767.0 million at December 31, 1997 to $734.1 million at December 31, 1998. Shareholders' equity increased by $6.6 million, due primarily to the retention of $14.8 million of net income as retained earnings for the year and the issuance of $0.1 million of common stock through the exercise of employee stock options, partially offset by the purchase of $8.2 million of ITLA Capital's stock currently held as treasury stock and a $0.1 million increase in unrealized loss on investment securities available for sale.

At December 31, 1997 Compared with December 31, 1996

        Total assets increased $205.5 million, or 25.4% to $1.0 billion at December 31, 1997 from $810.4 million at December 31, 1996. This increase was primarily due to a $151.6 million, or 23.3% increase in net real estate loans receivable, including real estate loans held for sale, to $801.4 million at December 31, 1997 from $649.8 million at December 31, 1996. Asset growth also included increases in cash and investment securities of $59.9 million and in Federal Home Loan Bank stock of $3.6 million. These increases were marginally offset by reductions in mortgage-backed securities to $25.1 million from $31.9 million, in other real estate owned to $3.9 million from $5.4 million, and in automobile finance contracts held for sale to zero from $1.1 million, at December 31, 1997 and 1996, respectively. The growth in assets was funded primarily by increases in deposits and Federal Home Loan Bank advances of $173.4 million and $18.0 million, respectively, from December 31, 1996 to December 31, 1997. Deposit growth was concentrated in time certificates, which increased from $608.5 million at December 31, 1996 to $767.0 million at December 31, 1997, as well as money market and passbook accounts, which increased from $61.8 million at December 31, 1996 to $76.8 million at December 31, 1997. Shareholders' equity increased by $10.5 million, due primarily to the retention of $12.5 million of net income for the year and the issuance of $0.3 million of common stock through the exercise of employee stock options and payment of stock bonuses, partially offset by the purchase of $2.3 million of treasury stock.

LOANS RECEIVABLE

        The following table shows the comparison of ITLA Capital's loans held for investment and held for sale by major categories as of the dates indicated.

                                                                                           DECEMBER 31
                                                                -----------------------------------------------------------------
                                                                  1998          1997          1996          1995           1994
                                                                ---------     ---------     ---------     ---------     ---------
                                                                                          (IN THOUSANDS)
LOANS HELD FOR INVESTMENT:
   Real estate                                                  $ 811,076     $ 727,479     $ 644,079     $ 439,778     $ 413,856
   Construction                                                    71,385        39,668        22,498        14,396        12,398
   Automobile finance contracts                                        --            --            --            --        74,183
   Direct financing leases                                             --            --            --            --           319
                                                                ---------     ---------     ---------     ---------     ---------

                                                                  882,461       767,147       666,577       454,174       500,756

   Unearned income on automobile finance contracts                     --            --            --            --       (15,641)
   Deferred loan origination fees and costs                        (3,561)       (4,116)       (5,856)       (6,189)       (6,696)
                                                                ---------     ---------     ---------     ---------     ---------

                                                                  878,900       763,031       660,721       447,985       478,419

   Allowance for credit losses                                    (16,811)      (12,178)      (10,885)       (8,105)      (11,076)
                                                                ---------     ---------     ---------     ---------     ---------

                                                                $ 862,089     $ 750,853     $ 649,836     $ 439,880     $ 467,343
                                                                =========     =========     =========     =========     =========


LOANS HELD FOR SALE (AT LOWER OF COST OR FAIR MARKET VALUE):
   Real estate                                                  $  12,188     $  50,786     $      --     $      --     $      --
   Automobile finance contracts                                        --            --         1,291        68,034            --
   Direct financing leases                                             --            --            44            63            --
                                                                ---------     ---------     ---------     ---------     ---------

                                                                   12,188        50,786         1,335        68,097            --

   Unearned income on automobile finance contracts                     --            --          (205)      (12,285)           --
   Deferred loan origination fees and costs                            --          (242)           --            --            --
                                                                ---------     ---------     ---------     ---------     ---------

                                                                $  12,188     $  50,544     $   1,130     $  55,812     $      --
                                                                =========     =========     =========     =========     =========


TOTAL LOANS RECEIVABLE:
   Real estate                                                  $ 823,264     $ 778,265     $ 644,079     $ 439,778     $ 413,856
   Construction                                                    71,385        39,668        22,498        14,396        12,398
   Automobile finance contracts                                        --            --         1,291        68,034        74,183
   Direct financing leases                                             --            --            44            63           319
                                                                ---------     ---------     ---------     ---------     ---------

                                                                  894,649       817,933       667,912       522,271       500,756

   Unearned income on automobile finance contracts                     --            --          (205)      (12,285)      (15,641)
   Deferred loan origination fees and costs                        (3,561)       (4,358)       (5,856)       (6,189)       (6,696)
                                                                ---------     ---------     ---------     ---------     ---------

                                                                  891,088       813,575       661,851       503,797       478,419

   Allowance for credit losses                                    (16,811)      (12,178)      (10,885)       (8,105)      (11,076)
                                                                ---------     ---------     ---------     ---------     ---------

                                                                $ 874,277     $ 801,397     $ 650,966     $ 495,692     $ 467,343
                                                                =========     =========     =========     =========     =========

        The approximate contractual maturities of loans held for investment and held for sale at December 31, 1998 are as follows:

                                                              LOANS MATURING IN
                                                    -------------------------------------
                                                                   BETWEEN       GREATER
                                                     LESS THAN     ONE AND      THAN FIVE
                                                     ONE YEAR     FIVE YEARS      YEARS          TOTAL
                                                    ----------   ------------   ---------      --------
                                                                  (DOLLARS IN THOUSANDS)
      Real estate                                    $ 16,650      $111,147      $695,467      $823,264
      Construction                                     48,778        17,156         5,451        71,385
                                                     --------      --------      --------      --------

                                                     $ 65,428      $128,303      $700,918      $894,649
                                                     ========      ========      ========      ========


      Loans with fixed interest rates                $  6,536      $ 21,779      $ 16,287      $ 44,602
      Loans with variable interest rates               58,892       106,524       684,631       850,047
                                                     --------      --------      --------      --------

                                                     $ 65,428      $128,303      $700,918      $894,649
                                                     ========      ========      ========      ========

         Percentage with variable interest rates           90%           83%           98%           95%
                                                     ========      ========      ========      ========


        The table above should not be regarded as a forecast of future cash collections because a substantial portion of loans receivable may be renewed or repaid prior to contractual maturity.

        The following table sets forth certain information regarding the real property collateral securing ITLA Capital's loans held for investment and held for sale as of December 31, 1998.

                                              NUMBER                    AVERAGE       PERCENT         NON-
                                               OF          GROSS         LOAN           OF          ACCRUAL
                                              LOANS        AMOUNT       BALANCE        TOTAL         LOANS
                                             --------     --------     --------      --------      --------
                                                                (DOLLARS IN THOUSANDS)
      Residential:
         Five or more units                       186     $146,243     $  786.3          16.3%     $    274
         One to four units                         79        5,767         73.0           0.7%           --
                                             --------     --------                   --------      --------

             Total residential                    265      152,010        573.6          17.0%          274
                                             --------     --------                   --------      --------

      Commercial:
         Retail                                   245      233,818        954.4          26.1%          137
         Special purpose - hotel                   74      136,348      1,842.5          15.2%          951
         Office                                   123      108,947        885.7          12.2%        3,107
         Industrial / warehouse                    95       57,581        606.1           6.4%          107
         Mixed-use                                 85       35,276        415.0           3.9%          563
         Mobile home parks                         28       14,360        512.9           1.6%           --
         Other                                    143       81,797        572.0           9.3%           --
                                             --------     --------                   --------      --------

             Total commercial                     793      668,127        842.5          74.7%        4,865
                                             --------     --------                   --------      --------

      Construction and Land:
         Construction                              35       71,385      2,039.6           8.0%           --
         Land                                      10        3,127        312.7           0.3%          295
                                             --------     --------                   --------      --------

             Total construction and land           45       74,512      1,655.8           8.3%          295
                                             --------     --------                   --------      --------

                                                1,103     $894,649     $  811.1         100.0%     $  5,434
                                             ========     ========                   ========      ========

        The following table sets forth the location of the collateral for ITLA Capital's loans held for investment and held for sale as of December 31, 1998.

                                                          NUMBER                               PERCENT
                                                           OF               GROSS                OF
                                                          LOANS             AMOUNT              TOTAL
                                                         --------          --------           --------
                                                                     (DOLLARS IN THOUSANDS)
      Southern California:
         Los Angeles County                                   330          $251,523               28.1%
         Orange County                                         54            44,063                4.9%
         San Diego County                                      39            42,795                4.8%
         Riverside County                                      53            40,978                4.6%
         San Bernardino County                                 54            31,930                3.6%
         All Other Southern California Counties                40            31,907                3.5%
                                                         --------          --------           --------

             Total Southern California                        570           443,196               49.5%
                                                         --------          --------           --------

      Northern California:
         San Francisco County                                  43            47,942                5.4%
         Sacramento County                                     46            31,882                3.6%
         Santa Clara County                                    43            31,464                3.5%
         Alameda County                                        51            26,622                3.0%
         Fresno County                                         66            23,920                2.7%
         Contra Costa County                                   27            23,151                2.6%
         All Other Northern California Counties               134            75,409                8.3%
                                                         --------          --------           --------

             Total Northern California                        410           260,390               29.1%
                                                         --------          --------           --------

      Outside California:
         Nevada                                                37            57,415                6.4%
         Arizona                                               36            47,791                5.3%
         Washington                                             9            27,132                3.0%
         Colorado                                               6            15,271                1.7%
         Oregon                                                 6             6,343                0.7%
         Arkansas                                               2             6,114                0.7%
         Idaho                                                  3             5,822                0.7%
         Texas                                                  7             5,452                0.6%
         All Other Outside California                          17            19,723                2.3%
                                                         --------          --------           --------

             Total Outside California                         123           191,063               21.4%
                                                         --------          --------           --------

                                                            1,103          $894,649              100.0%
                                                         ========          ========           ========

        Although ITLA Capital generally seeks to limit risks associated with its portfolio of real estate and construction loans by limiting the geographic concentration and by varying the types of underlying collateral, significant risk concentrations still remain. Concentrations of loans in certain geographic regions, for example, cause ITLA Capital's risk associated with these loans to be closely associated with the general economic and social environment of the region. Localized economic and competitive conditions, natural disasters or social conditions all may affect the values of collateral located within a particular geographic area. In addition, certain types of properties may be more or less subject to changes in prevailing economic, competitive or social conditions.

        The following table sets forth certain information with respect to ITLA Capital's originations and loans held for investment and loans held for sale.

                                                                  AS OF AND FOR THE YEARS ENDED
                                                                           DECEMBER 31
                                                            ----------------------------------------
                                                              1998            1997            1996
                                                            --------        --------        --------
                                                                      (DOLLARS IN THOUSANDS)
      Gross real estate loans originated and retained
         in the Company's portfolio                         $380,325        $351,832        $303,091

      Gross real estate loans originated by Funding
         on behalf of third-party investors                 $136,162        $ 86,389        $     --

      Gross fixed rate loans classified as
         held for sale                                      $ 12,285        $     --        $     --

      Gross real estate loans purchased                     $  2,361        $  3,736        $ 62,093

      Gross real estate loans at end of period              $894,649        $817,933        $666,577

      Weighted-average portfolio yield                         10.93%          10.91%          11.20%

      Average size of loans originated and retained
         in the Company's portfolio                         $  1,503        $  1,530        $  1,493

INVESTMENT AND MORTGAGE-BACKED SECURITIES

        The following table shows the amortized cost and approximate fair value of investment and mortgage-backed securities at the dates indicated.

                                                                 DECEMBER 31
                                  -----------------------------------------------------------------------
                                           1998                    1997                     1996
                                  ---------------------   ---------------------   -----------------------
                                                APPROX-                 APPROX-                 APPROX-
                                                IMATE                   IMATE                    IMATE
                                   AMORTIZED     FAIR      AMORTIZED     FAIR      AMORTIZED     FAIR
                                     COST        VALUE       COST        VALUE       COST        VALUE
                                  ----------   --------   ----------   --------   -----------  ----------
                                                             (IN THOUSANDS)
Available-for-sale:
   U.S. government agency           $    --     $    --     $35,056     $35,087     $35,515     $35,515
   Equity securities                    385         135          --          --          --          --
   Certificates of deposit              194         194         194         194       1,059       1,059
                                    -------     -------     -------     -------     -------     -------

       Total available-for-sale         579         329      35,250      35,281      36,574      36,574
                                    -------     -------     -------     -------     -------     -------

Held-to-maturity:
   Mortgage-backed securities            --          --      25,132      25,063      31,870      31,319
                                    -------     -------     -------     -------     -------     -------

       Total held-to-maturity            --          --      25,132      25,063      31,870      31,319
                                    -------     -------     -------     -------     -------     -------

          Total investment and
              mortgage-backed
              securities            $   579     $   329     $60,382     $60,344     $68,444     $67,893
                                    =======     =======     =======     =======     =======     =======


        At December 31, 1998, investment securities available for sale, excluding equity securities, which have no contractual maturity or stated yield, consisted of $0.2 million of certificates of deposit that mature in one year or less with an average yield of 5.30%.

        During 1998, ITLA Capital sold its "held to maturity" mortgage-backed securities portfolio, realizing a net gain of $85,000 from the sale, and reinvested the proceeds from the sale in higher yielding loans originated subsequent to the sale. The mortgage-backed securities portfolio was sold because of a change in long-term investment strategy. At the time of sale, the mortgage-backed securities were carried at an amortized cost of $17.8 million.

LIQUIDITY AND DEPOSIT ACCOUNTS

        Liquidity refers to ITLA Capital's ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans receivable. ITLA Capital maintains a cash and investment securities portfolio designed to satisfy operating and regulatory liquidity requirements while preserving capital and maximizing yield. As of December 31, 1998 and 1997, Imperial Thrift and Loan's liquidity ratios were 12.3% and 14.1%, respectively, exceeding the regulatory requirement of 1.5%. In addition, ITLA Capital's liquidity position is supported by a credit facility with the Federal Home Loan Bank of San Francisco. As of December 31, 1998, ITLA Capital had remaining available borrowing capacity under this credit facility of $22.3 million, plus $30.0 million of unused federal funds credit facilities under established lines of credit with two banks.

        Total deposit accounts increased to $866.8 million at December 31, 1998 from $843.8 million at December 31, 1997, an increase of $23.0 million, or 2.7%. The funds provided from the increase in deposits were used primarily to fund the growth in ITLA Capital's loan portfolio. Total deposit accounts increased to $843.8 million at December 31, 1997 from $670.3 million at December 31, 1996, an increase of $173.5 million, or 25.9%. The funds provided from the increase in deposits were used to fund the growth in ITLA Capital's loan portfolio. ITLA Capital purchased $31.9 million of deposits in the second quarter of 1996 and $28.0 million of deposits in the third quarter of 1996 at a total premium of $0.5 million. ITLA Capital retained 59% and 76% of the funds from maturing time certificates through rollover of the certificates in 1998 and 1997, respectively. Although ITLA Capital competes for deposits primarily on the basis of rates, based on its historical experience regarding retention of deposits, management believes that a significant portion of deposits will remain with ITLA Capital upon maturity on an ongoing basis.

        ITLA Capital's deposits have increased from $670.3 million at December 31, 1996 to $866.8 million at December 31, 1998. The following table sets forth information regarding deposits outstanding at the dates indicated.

                                                           DECEMBER 31
                                                ----------------------------------
                                                  1998         1997         1996
                                                --------     --------     --------
                                                          (IN THOUSANDS)
        Money market and passbook accounts      $132,697     $ 76,786     $ 61,797
        Time certificates under $100,000         518,309      522,014      511,908
        Time certificates $100,000 and over      215,792      245,013       96,631
                                                --------     --------     --------

                                                $866,798     $843,813     $670,336
                                                ========     ========     ========


CAPITAL RESOURCES

        As of December 31, 1998, Imperial Thrift and Loan's leverage, tier 1 risk-based and total risk-based capital ratios were 8.66%, 9.34% and 10.60%, respectively. These ratios were 9.61%, 11.41% and 12.67% as of December 31, 1997, respectively. The minimum regulatory requirements for leverage, tier 1 risk-based and total risk-based capital ratios are 4.0%, 4.0% and 8.0%, respectively. As of December 31, 1998, Imperial Thrift and Loan's capital position was designated as "well capitalized" for regulatory purposes. Imperial Thrift and Loan's capital ratios decreased in 1998 compared to 1997 because of a $27.0 million dividend made by Imperial Thrift and Loan to ITLA Capital.

        ITLA Capital's shareholders' equity increased $6.6 million from December 31, 1997 to December 31, 1998, due primarily to the accumulation of $14.8 million in net income as retained earnings for the year and a $0.1 million increase from the issuance of common stock through the exercise of employee stock options, partially offset by a $8.2 million reduction due to the repurchase of 539,000 shares of ITLA Capital's stock currently held as treasury stock and a $0.1 million increase in unrealized loss on investment securities available for sale. There were no dividends declared or paid by ITLA Capital during 1998.

CREDIT RISK ELEMENTS

ALLOWANCE FOR CREDIT LOSSES AND NONPERFORMING ASSETS

        The following table provides certain information with respect to ITLA Capital's allowance for credit losses, including charge-offs, recoveries and selected ratios, for the periods indicated.

                                                                       AS OF AND FOR THE YEARS ENDED DECEMBER 31
                                                          ---------------------------------------------------------------------
                                                            1998           1997           1996           1995           1994
                                                          ---------      ---------      ---------      ---------      ---------
                                                                                 (DOLLARS IN THOUSANDS)
Balance at beginning of year                              $  12,178      $  10,885      $   8,105      $  11,076      $   8,800

   Provision for estimated credit losses                      4,550          3,300          4,871         13,098          6,731

   Charge-offs:
       Loans secured by real estate                             (64)        (2,124)        (2,237)        (9,448)        (2,676)
       Construction loans                                        --             --             --            (43)           (27)
       Automobile finance contracts                              --             --             --         (7,212)        (1,870)
       Direct financing leases                                   --             --             --            (82)          (432)
                                                          ---------      ---------      ---------      ---------      ---------

          Total charge-offs                                     (64)        (2,124)        (2,237)       (16,785)        (5,005)
                                                          ---------      ---------      ---------      ---------      ---------

   Recoveries:
       Loans secured by real estate                             147            117            146             45            132
       Automobile finance contracts                              --             --             --            632            297
       Direct financing leases                                   --             --             --             39            121
                                                          ---------      ---------      ---------      ---------      ---------

          Total recoveries                                      147            117            146            716            550
                                                          ---------      ---------      ---------      ---------      ---------

              Net recoveries (charge-offs)                       83         (2,007)        (2,091)       (16,069)        (4,455)
                                                          ---------      ---------      ---------      ---------      ---------

Balance at end of year                                    $  16,811      $  12,178      $  10,885      $   8,105      $  11,076
                                                          =========      =========      =========      =========      =========

Loans Held for Investment:
   Average loans held for investment outstanding
       during the year                                    $ 811,847      $ 708,447      $ 559,275      $ 490,826      $ 459,332
   Loans held for investment, net, at end of year (1)     $ 878,900      $ 763,031      $ 660,721      $ 447,985      $ 478,419

Selected Ratios:
   Net recoveries (charge-offs) to average loans
       held for investment                                     0.01%         (0.28%)        (0.37%)        (3.27%)        (0.97%)
   Net recoveries (charge-offs) to loans held for
       investment, net, at end of year (1)                     0.01%         (0.26%)        (0.32%)        (3.59%)        (0.93%)
   Allowance for credit losses to loans held for
       investment, net, at end of year (1)                     1.91%          1.60%          1.65%          1.81%          2.32%
   Allowance for credit losses to nonaccrual loans (2)       309.37%        146.16%        169.50%        122.45%         58.98%

----------

(1) Loans held for investment, before allowance for credit losses and net of unearned finance charges and loan fees.

(2)     Excludes nonaccrual loans held for sale.

        The allowance for credit losses increased to $16.8 million, 1.91% of loans held for investment, at December 31, 1998 from $12.2 million, 1.60% of loans held for investment, at December 31, 1997. The increase in the allowance was due primarily to growth in ITLA Capital's portfolio of loans held for investment, which increased by $115.9 million, or 15.2% from $763.0 million at December 31, 1997 to $878.9 million at December 31, 1998, as well as due to the increased provisions for estimated credit losses recorded in 1998 due to increased construction lending, increased out of state lending, and revised loan underwriting criteria used in 1998. The allowance also increased due to the lower than expected level of loan losses charged against the allowance in 1998, as ITLA Capital received net recoveries totaling $0.1 million in 1998 compared to net charge-offs totaling $2.0 million in 1997. ITLA Capital does not expect its loan losses to continue in future periods at the level experienced in 1998.

        The allowance for credit losses increased to $12.2 million at December 31, 1997 from $10.9 million at December 31, 1996. ITLA Capital recorded a provision for estimated credit losses of $3.3 million in 1997 compared to $4.9 million in 1996, due primarily to the improved economic conditions in ITLA Capital's marketplace. Net charge-offs totaled $2.0 million in 1997 compared to $2.1 million in 1996.

        The allowance for credit losses increased to $10.9 million at December 31, 1996 from $8.1 million at December 31, 1995. The increase resulted from the growth in ITLA Capital's loan portfolio as the level of nonaccrual loans remained relatively constant. Net charge-offs decreased significantly to $2.1 million in 1996 from $16.1 million in 1995, permitting ITLA Capital to record a provision for estimated credit losses of $4.9 million as compared to $13.1 million in 1995.

        The allowance for credit losses declined to $8.1 million at December 31, 1995 from $11.1 million at December 31, 1994 despite a $6.4 million increase in the provision for estimated credit losses. The increase in the provision for estimated credit losses in 1995 to $13.1 million from $6.7 million in 1994 was attributable principally to increased charge-offs resulting from the application during 1995 of more aggressive strategies, as compared to 1994, to resolve and dispose of nonaccrual and other potential problem real estate loans, an increase in the level of general loss allowances deemed appropriate in connection with such strategies and increases in delinquencies and charge-offs related to the automobile finance contracts. During 1995, ITLA Capital adopted a strategy based in part on a belief that the potential high costs of earlier resolution of problem real estate assets may be offset by a reduction of the direct and opportunity costs associated with carrying nonearning assets, including general and administrative expenses and funding and capital costs. This approach represented a change from the prior period in asset management philosophy, in terms of the time frames ITLA Capital was willing to entertain for the resolution and disposition of problem loans. The accelerated resolution strategy involved ITLA Capital pursuing bulk sales and/or foreclosure on a greater proportion of problem real estate loans rather than seeking workouts or restructurings. In addition, ITLA Capital decided to shorten the marketing period to more quickly dispose of its other real estate owned. This new strategy resulted in an increase in the number of foreclosures, lower fair values being assigned to real estate properties upon foreclosure and a corresponding increase in loan charge-offs for which increased provisions for estimated credit losses were deemed appropriate. In addition, the bulk sale of $23.4 million of nonaccrual and other potential problem loans resulted in the charge-off of $3.5 million in previously provided specific credit loss allowances. These real estate loan charge-offs aggregating $9.4 million in combination with the $7.2 million of automobile finance contract charge-offs, discussed below, resulted in charge-offs exceeding the beginning balance in the allowance for credit losses. Although the bulk sale and increase in foreclosures resulted in nonaccrual loans declining to $7.0 million at December 31, 1995 as compared to $18.8 million at December 31, 1994, provisions for estimated credit losses were also increased due to declines identified in 1995 in the values of certain properties securing ITLA Capital's real estate loans. Lastly, credit loss provisions related to ITLA Capital's automobile finance contract portfolio were increased as a result of ITLA Capital's decision in late 1995 to discontinue its automobile finance activities as both the average delinquency in the portfolio and charge-offs increased in 1995 as compared to 1994.

        The following table sets forth management's historical allocation of the allowance for credit losses by loan or contract category and the percentage of gross loans in each category to total gross loans at the dates indicated.

                                                                 DECEMBER 31
                   -------------------------------------------------------------------------------------------------------
                           1998                 1997                 1996                 1995                 1994
                   -------------------  -------------------  -------------------  -------------------  -------------------
                    ALLOWANCE    % OF    ALLOWANCE   % OF     ALLOWANCE   % OF    ALLOWANCE    % OF    ALLOWANCE    % OF
                   FOR CREDIT   LOANS   FOR CREDIT   LOANS   FOR CREDIT   LOANS   FOR CREDIT   LOANS   FOR CREDIT   LOANS
                     LOSSES      (1)      LOSSES      (1)      LOSSES      (1)      LOSSES      (1)      LOSSES      (1)
                   ----------  -------  ----------  -------  ----------  -------  ----------  -------  ----------  -------
                                                          (DOLLARS IN THOUSANDS)
LOAN OR CONTRACT
CATEGORIES:
  Secured by
    real estate      $16,811     100.0%   $12,178     100.0%   $10,885      99.8%   $ 8,096      85.1%   $ 9,306      85.1%
  Automobile
    finance (2)           --       0.0%        --       0.0%        --       0.2%        --      14.8%     1,750      14.8%
  Direct financing
    leases                --       0.0%        --       0.0%        --       0.0%         9       0.1%        20       0.1%
                     -------   -------    -------   -------    -------   -------    -------   -------    -------   -------

      Total          $16,811     100.0%   $12,178     100.0%   $10,885     100.0%   $ 8,105     100.0%   $11,076     100.0%
                     =======   =======    =======   =======    =======   =======    =======   =======    =======   =======

----------

(1) Percentage represents the percent of gross loans in category to total gross loans.

(2) No allocation to automobile loans was provided at December 31, 1998, 1997, 1996 and 1995 as these loans were held for sale, at estimated fair market value.


        Management periodically assesses the adequacy of the allowance for credit losses by reference to many factors which may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements:

        -      general portfolio trends relative to asset and portfolio size;

        -      asset categories;

        -      potential credit and geographic concentrations;

        -      nonaccrual loan levels;

        - historical loss experience and risks associated with changes in economic, social and business conditions.

        Accordingly, the calculation of the adequacy of the allowance for credit losses is not based solely on the level of nonperforming assets. Management believes that ITLA Capital's allowance for credit losses as of December 31, 1998 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact ITLA Capital's financial condition and results of operations. In addition, the determination of the amount of the allowance for credit losses is subject to review by Imperial Thrift and Loan's regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

        The following table sets forth the delinquency status of ITLA Capital's real estate loan portfolio at each of the dates indicated.

                                                               DECEMBER 31
                                  -----------------------------------------------------------------------
                                          1998                     1997                     1996
                                  ---------------------    ---------------------    ---------------------
                                              PERCENT                 PERCENT                  PERCENT
                                             OF GROSS                 OF GROSS                 OF GROSS
                                   AMOUNT    PORTFOLIO     AMOUNT     PORTFOLIO      AMOUNT    PORTFOLIO
                                  -------   -----------    -------   -----------    -------   -----------
                                                          (DOLLARS IN THOUSANDS)
PERIOD OF DELINQUENCY:
    30 - 59 days                  $ 2,699        0.30%     $ 3,654        0.45%     $ 3,614        0.54%
    60 - 89 days                    2,000        0.22%       2,833        0.35%       5,016        0.75%
    90 days or more                 4,023        0.45%       4,491        0.54%       4,601        0.69%
                                  -------     -------      -------     -------      -------     -------

       Total loans delinquent     $ 8,722        0.97%     $10,978        1.34%     $13,231        1.98%
                                  =======     =======      =======     =======      =======     =======


        ITLA Capital's loan administration, underwriting and asset management departments all participate in various aspects of our program to monitor real estate loan performance. The loan administration department monitors payment performance and borrower adherence to other contractual obligations. In addition to reviewing the quality of newly originated loans, all real estate loans of $1.5 million or greater are reviewed annually. In addition, independent outside consultants periodically review the real estate loan portfolio and report findings to management and the audit committee of the board of directors. Loans considered by any initial review source to warrant special attention are referred to the asset management department for its analysis and action recommendations. The asset management department may further recommend classification of loans to Imperial Thrift and Loan's review and reserve committee. This committee meets at least monthly to review the status of classified loans, consider new classifications or declassifications, determine the need for and amount of any charge offs, and recommend to Imperial Thrift and Loan's executive committee of the board of directors the level of allowance for credit losses to be maintained. If management believes that the collection of the full amount of principal is unlikely and the value of the collateral securing the obligation is insufficient, steps are generally taken to protect and liquidate the collateral. Losses resulting from the difference between the loan balance and the fair market value of the collateral are recognized by a partial charge-off of the loan balance to the collateral's fair market value. While real property collateral is held for sale, it is subject to periodic evaluation and/or appraisal. If an evaluation or appraisal indicates that the property will ultimately sell for less than its recorded value, the loss by a charge to provision for estimated losses on other real estate owned is recognized.

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

        The following table sets forth ITLA Capital's nonperforming assets by category as of the dates indicated.

                                                                       DECEMBER 31
                                             -------------------------------------------------------------
                                              1998           1997          1996        1995          1994
                                             -------        -------      -------      -------      -------
                                                                 (DOLLARS IN THOUSANDS)
Nonaccrual loans (1):
   Loans secured by real estate, net         $ 5,434(3)     $ 8,332      $ 6,422      $ 6,619      $18,168
   Other                                          --             --          783          366          611
                                             -------        -------      -------      -------      -------

       Total nonaccrual loans                  5,434          8,332        7,205        6,985       18,779
       Other real estate owned, net            1,201          3,946        5,416        6,103       10,544
                                             -------        -------      -------      -------      -------

          Total nonperforming assets         $ 6,635        $12,278      $12,621      $13,088      $29,323
                                             =======        =======      =======      =======      =======

Troubled debt restructurings (2)             $   805        $ 1,574      $ 2,106      $ 6,182      $15,206
Nonaccrual loans held for investment to
   total gross loans held for investment        0.62%          1.09%        0.96%        1.46%        3.87%
Allowance for credit losses to
   nonaccrual loans (4)                       309.37%        146.16%      169.50%      122.45%       58.98%
Nonperforming assets to total assets            0.64%          1.21%        1.56%        2.14%        5.62%
Nonperforming assets held for
   investment to total assets                   0.64%          1.21%        1.46%        2.08%        5.62%

----------

(1) Gross interest income that would have been recorded on nonaccrual loans had they been current in accordance with original terms was $0.8 million for the year ended December 31, 1998. The amount of interest income on such nonaccrual loans included in net income for the year ended December 31, 1998 was $0.4 million.

(2)     All of the restructured loans were accruing at December 31, 1998.

(3) In addition to the above, management has concerns as to the borrowers' ability to comply with present repayment terms on $8.6 million of accruing loans as of December 31, 1998.

(4)     Excludes nonaccrual loans held for sale.

        Nonaccrual loans held for investment totaled $5.4 million at December 31, 1998, consisting of nine nonaccrual real estate loans. Four of these loans had an outstanding balance greater than $0.5 million, and one loan had an outstanding balance greater than $1.0 million.

        In 1998, $0.5 million of new other real estate owned was acquired, $2.6 million of other real estate owned was sold, and $0.6 million of write-downs were taken, resulting in net other real estate owned at December 31, 1998 of $1.2 million. Other real estate owned at December 31, 1998 consisted of seven properties with an average balance of approximately $0.2 million. Only one property had a net balance greater than $0.5 million, with a book value of $0.6 million.

ITEM 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        ITLA Capital realizes income principally from the differential or spread between the interest earned on loans, investments and other interest-earning assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of ITLA Capital's loan agreements and deposit accounts, a change in interest rates could also affect the duration of the loan portfolio and/or the deposit base, which could alter ITLA Capital's sensitivity to future changes in interest rates.

        ITLA Capital uses an internal earnings simulation model as a tool to identify and manage our interest rate risk profile. The model is based on actual cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on current volumes of applicable financial instruments, considering applicable interest rate floors and caps associated with each financial instrument. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

        Interest rate risk management focuses on maintaining consistent growth in net interest income within board-approved policy limits while taking into consideration, among other factors, ITLA Capital's overall credit, operating income, operating cost and capital profile. The asset/liability management committee, which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change in net interest income as a result of changes in interest rates.

        The following table shows ITLA Capital's estimated earnings sensitivity profile as of December 31, 1998:

                    CHANGES IN                      PERCENTAGE CHANGE IN
                  INTEREST RATES                     NET INTEREST INCOME
                  (BASIS POINTS)                        (12 MONTHS)
                  --------------                    --------------------
                +200  Over One Year                        +10.21%
                +100  Over One Year                        + 5.11%
                -100  Over One Year                        + 8.99%
                -200  Over One Year                        + 8.00%


        Another tool used to identify and manage ITLA Capital's interest rate risk profile is the static gap analysis. Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specific time horizons, which would generally imply a favorable impact on net interest income in periods of rising interest rates and a negative impact in periods of falling rates. A liability-sensitive position would generally imply a negative impact on net interest income in periods of rising rates and a positive impact in periods of falling rates.

        In evaluating ITLA Capital's exposure to changes in interest rates, certain risks inherent in the method of analysis presented in the following table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees and at different times to changes in market rates. Additionally, loan prepayments and early withdrawals of time certificates could cause interest sensitivities to vary from those that appear in the following table. Further, certain assets, such as variable rate real estate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. The majority of ITLA Capital's variable rate real estate loans may not adjust downward below their initial rate, with increases generally limited to maximum adjustments of 2% per year and up to 5% over the life of the loan. These loans may also be subject to prepayment penalties. At December 31, 1998, 93.7% of ITLA Capital's variable rate loan portfolio would not adjust downward below the initial interest rate with the weighted-average minimum interest rate on this portfolio being 9.63% and 87.9% of the total loans outstanding had a lifetime interest rate cap, with the weighted-average lifetime interest rate cap on this portfolio being 14.74%. The anticipated effects of these various factors are considered by management in implementing interest rate risk management activities.

        The following table presents an estimate of ITLA Capital's sensitivity to interest rate changes as of December 31, 1998.

                                                                               MATURING OR REPRICING IN
                                                  ----------------------------------------------------------------------------------
                                                                 AFTER 3        AFTER
                                                                  MONTHS        1 YEAR                       NON-
                                                  3 MONTHS      BUT WITHIN     BUT WITHIN      AFTER       INTEREST
                                                   OR LESS        1 YEAR        5 YEARS       5 YEARS      SENSITIVE        TOTAL
                                                  ----------    ----------     ----------    ----------    ----------     ----------
                                                                                (DOLLARS IN THOUSANDS)
                        ASSETS

Loans receivable (1)                              $  651,907    $  127,317     $  100,346    $   15,079    $       --     $  894,649
Cash and cash equivalents                            125,602            --             --            --            --        125,602
Investment securities available for sale                  --           194             --            --           135            329
Noninterest-earning assets less allowance
   for credit losses and unearned loan fees               --            --             --            --        12,067         12,067
                                                  ----------    ----------     ----------    ----------    ----------     ----------

       Total assets                               $  777,509    $  127,511     $  100,346    $   15,079    $   12,202     $1,032,647
                                                  ==========    ==========     ==========    ==========    ==========     ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Time certificates under $100,000                  $  183,595    $  297,618     $   37,096    $       --    $       --     $  518,309
Time certificates $100,000 and over                   90,746       119,134          5,912            --            --        215,792
Money market and passbook accounts                   132,697            --             --            --            --        132,697
FHLB advances                                         18,750        18,000         11,750            --            --         48,500
Other liabilities                                         --            --             --            --        11,467         11,467
Shareholders' equity                                      --            --             --            --       105,882        105,882
                                                  ----------    ----------     ----------    ----------    ----------     ----------

       Total liabilities and shareholders'
          equity                                  $  425,788    $  434,752     $   54,758    $       --    $  117,349     $1,032,647
                                                  ==========    ==========     ==========    ==========    ==========     ==========


Net repricing assets over (under) repricing
   liabilities equals interest rate sensitivity
   GAP                                            $  351,721    $ (307,241)    $   45,588    $   15,079    $ (105,147)
                                                  ==========    ==========     ==========    ==========    ==========

Cumulative interest rate sensitivity GAP          $  351,721    $   44,480     $   90,068    $  105,147    $       --
                                                  ==========    ==========     ==========    ==========    ==========

Cumulative GAP as a percentage of
   total assets                                         34.1%          4.3%           8.7%         10.2%          0.0%
                                                  ==========    ==========     ==========    ==========    ==========

----------

(1) Variable rate loans consist principally of real estate secured loans with a maximum term of 30 years. Approximately 95% of these loans are generally adjustable quarterly based on changes in various indexes, subject generally to a maximum increase of 2% annually and up to 5% over the life of the loan. Nonaccrual loans of approximately $5.4 million are assumed to reprice after five years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                     PAGE
                                                                                     ----
        Report of Independent Public Accountants on the Consolidated Financial
           Statements as of December 31, 1998 and 1997 and for Each of the Three
           Years in the Period Ended December 31, 1998                                44

        Consolidated Balance Sheets as of December 31, 1998 and 1997                  45

        Consolidated Statements of Income for the Years Ended
           December 31, 1998, 1997 and 1996                                           46

        Consolidated Statements of Changes in Shareholders' Equity for the
           Period January 1, 1996 to December 31, 1998                                47

        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1998, 1997 and 1996                                           48

        Notes to Consolidated Financial Statements                                    49

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and the Board of Directors of ITLA Capital Corporation and
  Subsidiaries:



We have audited the accompanying consolidated balance sheets of ITLA Capital Corporation and subsidiaries ("the Company"), a Delaware corporation, as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ITLA Capital Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




/s/ Arthur Andersen LLP

Los Angeles, California
January 28, 1999

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31
                                                                         ---------------------------
                                                                            1998            1997
                                                                         -----------     -----------
                                                                             (IN THOUSANDS EXCEPT
                                                                                SHARE AMOUNTS)
                                      ASSETS

Cash and cash equivalents                                                $   125,602     $   123,885
Investment securities available for sale, at approximate fair value              329          35,281
Stock in Federal Home Loan Bank                                               12,633          11,919
Mortgage-backed securities held to maturity, at amortized cost
   (fair value of $25,063 in 1997)                                                --          25,132
Loans held for investment, net (net of allowance for credit losses of
   $16,811 and $12,178 in 1998 and 1997, respectively)                       862,089         750,853
Loans held for sale, at lower of cost or fair market value                    12,188          50,544
Interest receivable                                                            6,321           4,916
Other real estate owned, net                                                   1,201           3,946
Premises and equipment, net                                                    3,493           3,169
Deferred income taxes                                                          6,270           4,190
Other assets                                                                   2,521           2,074
                                                                         -----------     -----------

              Total assets                                               $ 1,032,647     $ 1,015,909
                                                                         ===========     ===========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposit accounts                                                      $   866,798     $   843,813
   Federal Home Loan Bank advances                                            48,500          61,500
   Accounts payable and other liabilities                                     11,467          11,248
                                                                         -----------     -----------

          Total liabilities                                                  926,765         916,561
                                                                         -----------     -----------

Commitments and contingencies (Note 12)                                           --              --

Shareholders' equity:
   Preferred stock, 5,000,000 shares authorized, none issued                      --              --
   Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 8,151,916 and 7,849,484 issued and
       outstanding in 1998 and 1997, respectively                             55,917          53,163
   Retained earnings                                                          63,273          48,450
   Accumulated other comprehensive (loss) income                                (150)             19
                                                                         -----------     -----------

                                                                             119,040         101,632
   Less treasury stock, at cost - 985,432 and 152,500 shares in
       1998 and 1997, respectively                                           (13,158)         (2,284)
                                                                         -----------     -----------

          Total shareholders' equity                                         105,882          99,348
                                                                         -----------     -----------

              Total liabilities and shareholders' equity                 $ 1,032,647     $ 1,015,909
                                                                         ===========     ===========



        See accompanying notes to the consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                       YEARS ENDED DECEMBER 31
                                                                                   ---------------------------------
                                                                                     1998        1997         1996
                                                                                   --------    --------     --------
                                                                                        (IN THOUSANDS EXCEPT PER
                                                                                              SHARE AMOUNTS)
Interest income:
   Loans receivable, including fees                                                $ 92,607    $ 77,310     $ 63,150
   Investment securities                                                              7,849       5,971        4,571
   Mortgage-backed securities                                                         1,209       1,836        2,177
                                                                                   --------    --------     --------

       Total interest income                                                        101,665      85,117       69,898
                                                                                   --------    --------     --------

Interest expense:
   Deposit accounts                                                                  48,053      40,206       31,441
   Federal Home Loan Bank advances                                                    3,334       3,104        2,958
                                                                                   --------    --------     --------

       Total interest expense                                                        51,387      43,310       34,399
                                                                                   --------    --------     --------

          Net interest income before provisions for estimated credit losses and
              valuation allowance on loans held for sale                             50,278      41,807       35,499

Provision for estimated credit losses                                                 4,550       3,300        4,871
Provision for valuation allowance on loans held for sale                              1,400         350          700
                                                                                   --------    --------     --------

          Net interest income after provisions for estimated credit losses and
              valuation allowance on loans held for sale                             44,328      38,157       29,928
                                                                                   --------    --------     --------

Noninterest income:
   Fee income from mortgage banking activities                                        1,554       1,007           --
   Gain on sale of mortgage-backed securities                                            85          --           --
   Other                                                                                808         633          651
                                                                                   --------    --------     --------

       Total noninterest income                                                       2,447       1,640          651
                                                                                   --------    --------     --------

Noninterest expense:
   Compensation and benefits                                                         10,564       8,511        5,723
   Occupancy and equipment                                                            2,783       2,444        1,929
   FDIC assessment                                                                       99         208          244
   Other                                                                              7,218       7,069        5,190
                                                                                   --------    --------     --------

       Total general and administrative                                              20,664      18,232       13,086
                                                                                   --------    --------     --------

   Real estate operations, net                                                          252         226          435
   Provision for estimated losses on other real estate owned                            608         216        1,038
   Loss (gain) on sale of other real estate owned, net                                  124          (9)        (424)
                                                                                   --------    --------     --------

       Total real estate operations, net                                                984         433        1,049
                                                                                   --------    --------     --------

          Total noninterest expense                                                  21,648      18,665       14,135
                                                                                   --------    --------     --------

Income before provision for income taxes                                             25,127      21,132       16,444

Provision for income taxes                                                           10,304       8,655        6,420
                                                                                   --------    --------     --------

   NET INCOME                                                                      $ 14,823    $ 12,477     $ 10,024
                                                                                   ========    ========     ========

   BASIC EARNINGS PER SHARE                                                        $   1.95    $   1.61     $   1.38
                                                                                   ========    ========     ========

   DILUTED EARNINGS PER SHARE                                                      $   1.89    $   1.57     $   1.36
                                                                                   ========    ========     ========



        See accompanying notes to the consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

               FOR THE PERIOD JANUARY 1, 1996 TO DECEMBER 31, 1998



                                           COMMON STOCK
                                         NUMBER OF SHARES                                SHAREHOLDERS' EQUITY
                                -----------------------------------   -------------------------------------------------------------
                                                                                             ACCUMULATED
                                   GROSS                     NET                                OTHER
                                  SHARES                   SHARES                            COMPREHENSIVE   TREASURY
                                 ISSUED AND  TREASURY    ISSUED AND   CONTRIBUTED  RETAINED     INCOME        STOCK,
                                OUTSTANDING   SHARES    OUTSTANDING     CAPITAL    EARNINGS     (LOSS)       AT COST       TOTAL
                                ----------- ----------  -----------   ----------- ---------- -------------  ----------   ----------
                                                                 (IN THOUSANDS EXCEPT SHARE AMOUNTS)
Balance at January 1, 1996       5,980,000          --    5,980,000   $   30,243  $   25,949   $       --   $       --   $   56,192

   Issuance of common stock      1,844,000          --    1,844,000       22,602          --           --           --       22,602

   Total comprehensive income           --          --           --           --      10,024           --           --       10,024
                                ----------  ----------   ----------   ----------  ----------   ----------   ----------   ----------

Balance at December 31, 1996     7,824,000          --    7,824,000       52,845      35,973           --           --       88,818

   Issuance of common stock -
      employee stock options        25,484          --       25,484          318          --           --           --          318

   Common stock repurchased             --    (152,500)    (152,500)          --          --           --       (2,284)      (2,284)

   Total comprehensive income           --          --           --           --      12,477           19           --       12,496
                                ----------  ----------   ----------   ----------  ----------   ----------   ----------   ----------

Balance at December 31, 1997     7,849,484    (152,500)   7,696,984       53,163      48,450           19       (2,284)      99,348

   Issuance of common stock -
      employee stock options         8,500          --        8,500          109          --           --           --          109

   Issuance of common stock -
      pursuant to the Long-Term
      Supplemental Executive
      Retirement Plan              293,932    (293,932)          --        2,645          --           --       (2,645)          --

   Common stock repurchased             --    (539,000)    (539,000)          --          --           --       (8,229)      (8,229)

   Total comprehensive income           --          --           --           --      14,823         (169)          --       14,654
                                ----------  ----------   ----------   ----------  ----------   ----------   ----------   ----------

Balance at December 31, 1998     8,151,916    (985,432)   7,166,484   $   55,917  $   63,273   $     (150)  $  (13,158)  $  105,882
                                ==========  ==========   ==========   ==========  ==========   ==========   ==========   ==========




                                                COMPREHENSIVE INCOME
                                       -----------------------------------------

                                                       OTHER
                                                    COMPREHENSIVE      TOTAL
                                          NET          INCOME      COMPREHENSIVE
                                         INCOME        (LOSS)         INCOME
                                       ----------   -------------  -------------
                                          (IN THOUSANDS EXCEPT SHARE AMOUNTS)
Balance at January 1, 1996

   Issuance of common stock

   Total comprehensive income          $   10,024    $       --     $   10,024
                                       ==========    ==========     ==========

Balance at December 31, 1996

   Issuance of common stock -
      employee stock options

   Common stock repurchased

   Total comprehensive income          $   12,477    $       19     $   12,496
                                       ==========    ==========     ==========

Balance at December 31, 1997

   Issuance of common stock -
      employee stock options

   Issuance of common stock -
      pursuant to the Long-Term
      Supplemental Executive
      Retirement Plan

   Common stock repurchased

   Total comprehensive income          $   14,823    $     (169)    $   14,654
                                       ==========    ==========     ==========

Balance at December 31, 1998


                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     YEARS ENDED DECEMBER 31
                                                                              ---------------------------------------
                                                                                1998           1997            1996
                                                                              ---------      ---------      ---------
                                                                                          (IN THOUSANDS)
Cash Flows From Operating Activities:
   Net income                                                                 $  14,823      $  12,477      $  10,024
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                1,556          1,163            601
     Accretion of deferred loan origination fees, net of costs                   (2,730)        (2,225)          (963)
     Provisions for estimated credit losses and valuation allowance               5,950          3,650          5,571
     Provision for estimated losses on other real estate owned                      608            216          1,038
     Gain on sale of mortgage-backed securities                                     (85)            --             --
     Loss (gain) on sales of other real estate owned                                124             (9)          (424)
     Increase in interest receivable                                             (1,405)          (505)          (546)
     Benefits from deferred income taxes                                         (1,941)          (590)          (304)
   (Increase) decrease in other assets                                             (934)         1,690           (201)
   Increase in accounts payable and other liabilities                               219          3,459          2,101
                                                                              ---------      ---------      ---------

        Net cash provided by operating activities                                16,185         19,326         16,897
                                                                              ---------      ---------      ---------

Cash Flows From Investing Activities:
   Increase in loans receivable, net                                            (90,738)      (156,330)      (218,569)
   Purchases of investment securities available for sale                        (20,401)       (32,995)       (44,500)
   Proceeds from the maturity of investment securities available for sale        55,050         34,299          8,313
   Proceeds from the maturity of investment securities held to maturity              --             --         14,062
   (Increase) decrease in stock in Federal Home Loan Bank                          (714)        (3,570)         4,013
   Repayment of principal on mortgage-backed securities                           7,122          6,637         10,199
   Proceeds from the sale of mortgage-backed securities held to maturity         17,924             --             --
   Proceeds from sale of other real estate owned                                  2,501          3,690          7,385
   Proceeds from sale of real estate loans held for sale                         14,150          2,047          1,324
   Proceeds from sale of automobile finance contracts                                --             --         50,050
   Cash paid for capital expenditures                                            (1,227)        (1,338)          (329)
   Other, net                                                                        --              9             13
                                                                              ---------      ---------      ---------

        Net cash used in investing activities                                   (16,333)      (147,551)      (168,039)
                                                                              ---------      ---------      ---------

Cash Flows From Financing Activities:
   Proceeds from common stock issuance                                              109            318         22,602
   Cash paid to acquire treasury stock                                           (8,229)        (2,284)            --
   Net increase in deposit accounts                                              22,985        173,477        175,543
   (Decrease) increase in Federal Home Loan Bank advances                       (13,000)        18,000        (10,500)
                                                                              ---------      ---------      ---------

        Net cash provided by financing activities                                 1,865        189,511        187,645
                                                                              ---------      ---------      ---------

           Net increase in cash and cash equivalents                              1,717         61,286         36,503
           Cash and cash equivalents at beginning of period                     123,885         62,599         26,096
                                                                              ---------      ---------      ---------

           Cash and cash equivalents at end of period                         $ 125,602      $ 123,885      $  62,599
                                                                              =========      =========      =========

Supplemental Cash Flow Information:
   Cash paid during the period for interest                                   $  51,373      $  42,768      $  34,082
   Cash paid during the period for income taxes                               $  12,630      $   7,500      $   6,509
Noncash Investing Transactions:
   Loans transferred to other real estate owned                               $     479      $   2,427      $   7,313
   Loans to facilitate the sale of other real estate owned                    $   1,392      $   1,379      $   3,570


        See accompanying notes to the consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION - ITLA Capital Corporation and Subsidiaries ("ITLA Capital" and with its subsidiaries "the Company") is primarily engaged in the origination of loans secured by income producing real estate. Through its principal operating subsidiary, Imperial Thrift and Loan Association ("Imperial" or "the Association"), the Company accepts deposits insured by the Federal Deposit Insurance Corporation ("FDIC") which are used primarily to fund the investment in variable rate commercial real estate loans. Through its other principal operating subsidiary, ITLA Funding Corporation ("Funding"), the Company originates income-producing real estate loans for placement with third-party investors. During 1998, the Company established a third operating subsidiary, ITLA Commercial Investment Corporation ("CIC"), which was formed to be a real estate investment trust which would invest in commercial real estate loans. However, due to market conditions, CIC's activities were suspended during the year. Imperial, Funding and CIC are wholly-owned by the Company.

        The Company was organized in 1996 and became the sole shareholder of Imperial as a result of a transaction that occurred on October 1, 1996. On that date, a nonoperating subsidiary of the Company was merged with and into Imperial, and all outstanding shares of Imperial common stock were converted into an equal number of shares of Company common stock. This transaction was accounted for as a reorganization of entities under common control.

        Imperial has operated as a California thrift and loan association since 1974, and became a publicly traded company in October 1995, when its shares were sold in an initial public offering. Imperial operates six savings branches in California.

        Funding was formed in October 1996 and commenced operations in 1997. Funding, a Delaware corporation, was formed to originate commercial real estate loans for sale in the secondary market. In 1998, Funding sold fixed rate originations on a whole loan cash basis to conduits that issue commercial mortgage-backed securities. Funding also originated variable rate loans that were placed in Imperial's portfolio of loans held for investment. Funding operates a national network of sales representatives from its Glendale, California headquarters.

        FINANCIAL STATEMENT PRESENTATION - The accounting and reporting policies of the Company conform to generally accepted accounting principles ("GAAP") and to prevailing practices within the financial services industry. The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. Certain amounts in prior periods have been reclassified to conform to the presentation in the current period. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

        INVESTMENT SECURITIES - Investment securities available for sale are carried at fair value with unrealized gains or losses reported net of taxes, as a component of other comprehensive income, until realized.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        LOANS RECEIVABLE - Loans receivable, which includes loans held for investment and loans held for sale, are generally carried at principal amounts outstanding less deferred origination loan fees and other unearned income. Deferred loan origination fees and other unearned income include deferred unamortized fees net of direct incremental loan origination costs. Interest income is accrued as earned. Net deferred fees are recognized as interest income using the interest method. Loans held for sale are recorded at the lower of cost or fair market value.

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

        The Company considers a loan to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement on a timely basis. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate or by using the loan's most recent market price or the fair value of the collateral if the loan is collateral dependent.

        When the measurement of the impaired loan is less than the recorded amount of the loan, a valuation allowance is established with a corresponding charge to the provision for estimated credit losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for estimated credit losses.

        The Company's policy for recognizing interest income on impaired loans is the same as that for nonaccrual loans.

        ALLOWANCE FOR CREDIT LOSSES - The Company maintains an allowance for credit losses at a level considered adequate to cover probable losses on loans. In evaluating the adequacy of the allowance for credit losses, management estimates the amount of the loss for each loan that has been identified as having more than standard credit risk. Those estimates give consideration to, among other factors, economic and social conditions, estimated real estate collateral value and cash flow, and the financial strength and commitment of the borrower or guarantors, where appropriate. Additionally, an estimate for credit loss is calculated for the remaining portion of the portfolio giving consideration to the Company's historical loss experience in the portfolio, adjusted, as appropriate, for the estimated effects of current economic conditions and changes in the composition of the loan portfolio over time. Loans, or the portion thereof, which are considered uncollectible by management are charged off.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        OTHER REAL ESTATE OWNED - Other real estate owned ("OREO"), which represents real estate acquired through foreclosure, is carried at the lower of cost or estimated fair value less costs of disposition. The net operating results from OREO are recognized in the current period as noninterest expense.

        PREMISES AND EQUIPMENT - Premises and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is calculated on the straight-line method over the shorter of the estimated useful lives of the assets or the corresponding lease term.

        INCOME TAXES - Provision for income taxes is the amount of estimated tax due reported on the Company's tax returns and the change in the amount of deferred tax assets and liabilities. Deferred income taxes represent the estimated net income tax expense payable (or benefits receivable) for temporary differences between the accounting basis and tax basis of the Company's assets and liabilities.

        EARNINGS PER SHARE - Earnings per share for all periods presented in the consolidated statements of income are computed in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings Per Share", and are based on the weighted-average number of shares outstanding during each year. Basic Earnings Per Share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares. Diluted Earnings Per Share includes the effect of common stock equivalents of the Company, which include only shares issuable on the exercise of outstanding options. A reconciliation of the computation of Basic Earnings Per Share and Diluted Earnings Per Share is presented in Note 14 - Earnings Per Share.

        STOCK-BASED COMPENSATION - The Company accounts for its stock-based compensation plan in accordance with Accounting Principles Board ("APB") Opinion No. 25 - "Accounting for Stock Issued to Employees". Under APB Opinion No. 25, no compensation expense is recognized for a stock option grant if the exercise price of the stock option at measurement date is equal to or greater than the fair market value of the common stock on the date of grant. The Company has disclosed in Note 9 - Benefit Plans the pro forma effect on net income and earnings per share as if the Company had elected to recognize compensation expense for the stock options granted.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        COMPREHENSIVE INCOME - In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 - "Reporting Comprehensive Income". SFAS No. 130 requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements with an aggregate amount of comprehensive income reported therein. "Other comprehensive income" refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income but bypass net income. Other comprehensive income consists entirely of unrealized holding gains/losses on securities classified as available for sale, net of the related income tax effect. The adoption of this pronouncement affected the presentation of the financial statements but had no impact on the Company's net income or shareholders' equity. Prior years' amounts have been reclassified to conform to the requirements of SFAS No. 130.

        RECENT ACCOUNTING PRONOUNCEMENTS - In June of 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, which triggers specific accounting treatment based on the type of hedge that exists. SFAS No. 133 will become effective for financial statements of the Company beginning in 2000. Management believes that the adoption of this pronouncement will not be material to the presentation of the financial statements or the financial results of the Company.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 2--INVESTMENT AND MORTGAGE-BACKED SECURITIES

        The amortized cost and approximate fair value of investment and mortgage-backed securities as of December 31, 1998 and 1997 are as follows:

                                                                                      GROSS UNREALIZED
                                                           AMORTIZED   APPROXIMATE  ---------------------
                                                             COST      FAIR VALUE    GAINS       LOSSES
                                                           ---------   -----------  -------    ----------
                                                                          (IN THOUSANDS)
DECEMBER 31, 1998:
   Investment securities available for sale:
      Equity securities                                     $   385     $   135     $    --     $   250
      Certificates of deposit                                   194         194          --          --
                                                            -------     -------     -------     -------

         Total investment securities available for sale     $   579     $   329     $    --     $   250
                                                            =======     =======     =======     =======

DECEMBER 31, 1997:
   Investment securities available for sale:
      U.S. government agency securities                     $35,056     $35,087     $    31     $    --
      Certificates of deposit                                   194         194          --          --
                                                            -------     -------     -------     -------

         Total investment securities available for sale     $35,250     $35,281     $    31     $    --
                                                            =======     =======     =======     =======

   Mortgage-backed securities held to maturity              $25,132     $25,063     $    14     $    83
                                                            =======     =======     =======     =======


        At December 31, 1998, the amortized cost and approximate fair value of investment securities available for sale, excluding equity securities, which have no contractual maturity or stated yield, consisted of $194,000 of certificates of deposit that mature in one year or less with an average yield of 5.30%.

        During 1998, the Company sold its "held to maturity" mortgage-backed securities portfolio, realizing a net gain of $85,000 from the sale, and reinvested the proceeds from the sale in higher yielding loans originated subsequent to the sale. The mortgage-backed securities portfolio was sold because of a change in long-term investment strategy. At the time of sale, the mortgage-backed securities were carried at an amortized cost of $17,800,000. Because of the sale of securities from the "held to maturity" classification, the Company will not designate any future mortgage-backed securities investments it makes as "held to maturity" for at least two years.

        During 1997, there were no transfers from the held to maturity portfolio and no securities were sold prior to their maturity or call date.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 3--LOANS RECEIVABLE

        Loans receivable consist of the following:

                                                                       DECEMBER 31
                                                                   1998           1997
                                                                 ---------      ---------
                                                                     (IN THOUSANDS)
LOANS HELD FOR INVESTMENT:
   Real estate                                                   $ 811,076      $ 727,479
   Construction                                                     71,385         39,668
                                                                 ---------      ---------

                                                                   882,461        767,147
   Deferred loan origination fees and costs                         (3,561)        (4,116)
                                                                 ---------      ---------

                                                                   878,900        763,031
   Allowance for credit losses                                     (16,811)       (12,178)
                                                                 ---------      ---------

                                                                 $ 862,089      $ 750,853
                                                                 =========      =========


LOANS HELD FOR SALE - AT LOWER OF COST OR FAIR MARKET VALUE:
   Real estate                                                   $  12,188      $  50,786
   Deferred loan origination fees and costs                             --           (242)
                                                                 ---------      ---------

                                                                 $  12,188      $  50,544
                                                                 =========      =========


TOTAL LOANS RECEIVABLE:
   Real estate                                                   $ 823,264      $ 778,265
   Construction                                                     71,385         39,668
                                                                 ---------      ---------

                                                                   894,649        817,933
   Deferred loan origination fees and costs                         (3,561)        (4,358)
                                                                 ---------      ---------

                                                                   891,088        813,575
   Allowance for credit losses                                     (16,811)       (12,178)
                                                                 ---------      ---------

                                                                 $ 874,277      $ 801,397
                                                                 =========      =========

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 3--LOANS RECEIVABLE (Continued)

        At December 31, 1998, approximately 91.0%, 8.3% and 0.7% of the Company's loans collateralized by real estate are secured by income producing properties, properties under development and residential one-to four properties, respectively. Approximately 78.6% of the Company's loans secured by real estate were collateralized by properties located in California.

        At December 31, 1998, approximately $249,454,000 of loans receivable were pledged to secure a line of credit at the Federal Home Loan Bank of San Francisco ("FHLB"). See Note 8 - FHLB Advances.

        The following is the activity in the allowance for credit losses for the periods indicated.

                                                                    AS OF AND FOR THE YEARS ENDED
                                                                             DECEMBER 31
                                                                 ------------------------------------
                                                                   1998          1997          1996
                                                                 --------      --------      --------
                                                                            (IN THOUSANDS)
Balance at beginning of year                                     $ 12,178      $ 10,885      $  8,105

   Provision for estimated credit losses                            4,550         3,300         4,871

   Recoveries (charge-offs) on loans secured by real estate:
      Charge-offs                                                     (64)       (2,124)       (2,237)
      Recoveries                                                      147           117           146
                                                                 --------      --------      --------

         Net recoveries (charge-offs)                                  83        (2,007)       (2,091)
                                                                 --------      --------      --------

Balance at end of year                                           $ 16,811      $ 12,178      $ 10,885
                                                                 ========      ========      ========


        The provision for valuation allowance on loans held for sale totaled $1,400,000 and $350,000 for the years ending December 31, 1998 and 1997, respectively. During 1998, the Company designated a pool of loans previously classified as held for investment as held for sale. In connection therewith, the Company recorded a provision for valuation allowance of $1,400,000. These loans were subsequently sold during the year with no additional gain or loss.

        As of December 31, 1998 and 1997, the accrual of income had been suspended on approximately $5,434,000 and $8,332,000, respectively, of loans secured by real estate. The interest income that was contractually due on loans that were on nonaccrual status that was not recognized during the years ended December 31, 1998, 1997 and 1996 was approximately $326,000, $384,000 and
$366,000, respectively.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 3--LOANS RECEIVABLE (Continued)

        As of December 31, 1998 and 1997, restructured loans totaled $805,000 and $1,574,000, respectively. There were no related commitments to lend additional funds on restructured loans. For the years ended December 31, 1998, 1997 and 1996, $175,000, $192,000 and $394,000, respectively, of gross interest income would have been recorded had the loans been current in accordance with their original terms compared to $140,000, $156,000 and $328,000, respectively, of interest income which was included in net income for the same periods. The average yield on restructured loans was 9.92% at December 31, 1998.

        The Company's recorded investment in impaired loans, all of which were nonaccrual loans, and the related valuation allowance, were as follows:

                                        DECEMBER 31, 1998           DECEMBER 31, 1997
                                     -----------------------     ------------------------
                                      RECORDED     VALUATION      RECORDED      VALUATION
                                     INVESTMENT    ALLOWANCE     INVESTMENT     ALLOWANCE
                                     ----------    ---------     ----------     ---------
                                                        (IN THOUSANDS)
Valuation allowance required           $  978        $  125        $2,933        $  629
No valuation allowance required         5,053            --            --            --
                                       ------        ------        ------        ------

   Total impaired loans                $6,031        $  125        $2,933        $  629
                                       ======        ======        ======        ======


        The average recorded investment in impaired loans for the years ended December 31, 1998, 1997 and 1996 was $5,460,000, $3,656,000 and $3,808,000,
respectively. Interest income recognized on impaired loans for the years ended December 31, 1998, 1997 and 1996 was $22,000, $129,000 and $413,000,
respectively.

        Loans having carrying values of $479,000 and $2,427,000 were transferred to OREO in 1998 and 1997, respectively.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 4--OTHER REAL ESTATE OWNED

        Other real estate owned was stated as follows:

                                                     DECEMBER 31
                                               -----------------------
                                                1998             1997
                                               -------         -------
                                                   (IN THOUSANDS)
        Real estate held for sale              $ 1,422         $ 4,678
        Less valuation allowance                  (221)           (732)
                                               -------         -------

           Other real estate owned, net        $ 1,201         $ 3,946
                                               =======         =======


        The activity in the valuation allowance for other real estate owned was as follows:

                                                                                 AS OF AND FOR THE YEARS ENDED
                                                                                          DECEMBER 31
                                                                            ---------------------------------------
                                                                             1998            1997            1996
                                                                            -------         -------         -------
                                                                                        (IN THOUSANDS)
        Balance at beginning of year                                        $   732         $ 1,116         $ 2,613

           Provision for estimated losses on other real estate owned            608             216           1,038
           Charge-offs upon sale of other real estate owned                  (1,119)           (600)         (2,535)
                                                                            -------         -------         -------

         Balance at end of year                                             $   221         $   732         $ 1,116
                                                                            =======         =======         =======

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 5--PREMISES AND EQUIPMENT

        Premises and equipment are stated at cost less accumulated depreciation and amortization and consist of the following:

                                                                     DECEMBER 31
                                                              -----------------------
                                                               1998             1997
                                                              -------         -------
                                                                  (IN THOUSANDS)
        Furniture, fixtures and equipment                     $ 5,287         $ 4,322
        Leasehold improvements                                  3,154           2,976
        Automobiles                                               320             267
                                                              -------         -------

                                                                8,761           7,565
        Less accumulated depreciation and amortization         (5,268)         (4,396)
                                                              -------         -------

                                                              $ 3,493         $ 3,169
                                                              =======         =======


        Depreciation and amortization expense on premises and equipment for the years ended December 31, 1998, 1997 and 1996 was $903,000, $771,000 and
$715,000, respectively.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 6--DEPOSIT ACCOUNTS

        Deposit accounts consist of the following:

                                                         DECEMBER 31
                                                   ------------------------
                                                     1998            1997
                                                   --------        --------
                                                         (IN THOUSANDS)
        Money market and passbook accounts         $132,697        $ 76,786
        Time certificates under $100,000            518,309         522,014
        Time certificates $100,000 and over         215,792         245,013
                                                   --------        --------

                                                   $866,798        $843,813
                                                   ========        ========


        Money market and passbook accounts have no contractual maturity and pay interest at rates ranging from 1.00% to 7.02% per annum. Additionally, some money market accounts have limited checking features which allow three check withdrawals per month. Time certificates have maturities ranging from 30 days to five years and bear interest at varying rates based on market conditions, ranging from 3.50% to 7.87% per annum.

        There were no brokered deposits at December 31, 1998. Brokered deposits totaled $67,002,000 at December 31, 1997. Interest expense on time certificates $100,000 and over for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $11,200,000, $3,775,000 and $1,881,000, respectively.

        The Association is subject to the provisions of the California Industrial Loan Law, which limit the amount of deposits which the Association may have outstanding to 20 times its shareholder's equity. At December 31, 1998, the Association's deposits are 9.9 times its shareholder's equity.

        The Association is a member of the FDIC and its deposits are insured up to $100,000 each per insured depositor.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 6--DEPOSIT ACCOUNTS (Continued)

        As of December 31, 1998, the contractual maturities of time certificate accounts were as follows:

                    YEAR OF
                    MATURITY                AMOUNT
                   ----------            --------------
                                         (IN THOUSANDS)
                      1999                 $691,093
                      2000                   31,508
                      2001                    5,305
                      2002                    1,973
                      2003                    4,222
                                           --------

                                           $734,101
                                           ========


NOTE 7--LINES OF CREDIT

        As of December 31, 1998 and 1997, the Association had uncommitted, unsecured lines of credit with two banks renewable daily in the amount of $30,000,000. There were no borrowings against these lines at December 31, 1998 and 1997.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 8--FHLB ADVANCES

        FHLB advances represent collateralized obligations with the FHLB of San Francisco, and are summarized by contractual maturity as follows:

                      YEAR OF
                      MATURITY                       AMOUNT
                     ----------                  --------------
                                                 (IN THOUSANDS)
                     Renewable Daily                $18,750
                          1999                       18,000
                          2000                        6,000
                          2001                           --
                          2002                           --
                          2003                        5,750
                                                    -------

                                                    $48,500
                                                    =======


        The Company has pledged loans receivable secured by real estate with a carrying value of $249,454,000 and cash equivalents with a carrying value of $6,100,000, for a total of $255,554,000 of assets pledged as collateral for this borrowing facility. The total borrowing capacity available from the collateral that has been pledged is approximately $70,802,000, of which $48,500,000 has been utilized as of December 31, 1998.

        The following table represents the maximum month-end balance outstanding, weighted-average daily balance outstanding, average rates paid during the year, and the average rates on the balance at year-end for FHLB advances:

                                                                DECEMBER 31
                                                          -----------------------
                                                           1998             1997
                                                          -------         -------
                                                           (DOLLARS IN THOUSANDS)
        Maximum month-end balance outstanding             $61,500         $61,500
        Weighted-average daily balance outstanding        $56,542         $53,714
        Average rates paid during the year                   5.90%           5.72%
        Average rates on balance at year-end                 5.12%           5.91%
        Balance at year-end                               $48,500         $61,500

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 9--BENEFIT PLANS

        Salary Savings Plan. The Company has a salary savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to 15% of their compensation. The Company matches 50% of each employee's salary deferral, up to a maximum 6% of the employee's salary deferral. Employees vest in employer contributions and their earnings thereon over a five year period. The Company's matching contributions to the Savings Plan were $181,000, $174,000 and $101,000 in 1998, 1997 and 1996, respectively.

        Nonqualified Deferred Compensation Plans. The Company also has deferred compensation plans designed to provide additional retirement benefits for certain officers and key employees who cannot take full advantage of the Savings Plan. Costs associated with these deferred compensation plans, primarily interest expense, amounted to $4,000, $34,000 and $7,000 in 1998, 1997 and 1996,
respectively.

        Long-Term Supplemental Executive Retirement Plan. The Company has adopted a Long-Term Supplemental Executive Retirement Plan (the "SERP") for certain officers and key employees which provides for participants to be awarded shares of common stock of the Company on a tax deferred basis from the current Recognition and Retention Plan ("RRP") previously approved by the shareholders. Such shares vest in three year cycles, and once vested, may be distributed to participants upon a change in control or the participant's death, disability, retirement date or date of termination of employment. During 1998, the Company issued 293,932 shares of common stock, representing the remaining number of shares authorized to be awarded under the RRP to the SERP, to a Rabbi Trust managed by a third-party financial institution. Shares awarded in 1998 of 29,393 were then allocated for the future benefit of certain Company executives. Such shares have not been earned or vested and no cash or stock has been received by the participants. The Company recognized $265,000 of compensation expense from the SERP in 1998.

        Stock Plans. The Company adopted an employee stock incentive plan and stock option plan for nonemployee directors (collectively, "the Stock Plan") which provides for the award of up to 1,000,000 shares of common stock to officers, directors and employees as compensation for future services, not to exceed a combined 550,000 shares during 1995, the first year of the Stock Plan, with annual awards thereafter limited to 100,000 additional shares. As of December 31, 1998, the Company had granted an aggregate of 929,000 options under the Stock Plan, of which 31,916 have been exercised and 151,084 have been forfeited. The exercise price per share of the options so granted ranges from $10.00 to $18.00 per share and will generally vest 33-1/3% per year, beginning with the first anniversary of the date of the grant.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 9--BENEFIT PLANS (Continued)

        The number of options and weighted-average exercise prices of options for each of the following groups of options, for the periods indicated, are as follows:

                                                                                                      WEIGHTED-AVERAGE
                                                                    NUMBER OF OPTIONS                  EXERCISE PRICES
                                                                -------------------------         ------------------------
                                                                  1998             1997             1998            1997
                                                                --------         --------         --------        --------
        Options Outstanding at the Beginning of the Year         569,500          500,500         $  11.39        $  10.08

           Options Granted During the Year                       204,000          120,500         $  18.00        $  14.50
           Options Exercised During the Year                      (8,500)         (19,416)        $  12.78        $  11.79
           Options Forfeited During the Year                     (15,000)         (32,084)        $  17.22        $  14.07
                                                                --------         --------

        Options Outstanding at the End of the Year               750,000          569,500         $  13.05        $  11.39
                                                                ========         ========

        Options Exercisable at the End of the Year               457,500          301,917         $  10.79        $  10.49
                                                                ========         ========


        The fair value of each option grant was estimated on the date of grant using an option pricing model with the following weighted-average assumptions for option grants:

                                                       WEIGHTED-AVERAGE ASSUMPTIONS FOR OPTION GRANTS
                                                  --------------------------------------------------------
                                                    1998                    1997                    1996
                                                  --------                --------                --------
        Dividend Yield                              0.0%                    0.0%                    0.0%
        Expected Volatility                        28.8%                   20.3%                   27.5%
        Risk-Free Interest Rates                   5.58%               6.24% to 6.49%           6.32% to 6.83%
        Expected Lives                          Seven Years              Seven Years             Seven Years
        Weighted-Average Fair Value               $   7.93                $   5.87                $   6.61



        The Company accounts for the Stock Plan under APB Opinion No. 25 and, accordingly, no compensation costs have been recognized in the accompanying consolidated statements of income for 1998, 1997 or 1996. If compensation costs for the Stock Plan had been determined under SFAS No. 123 - "Accounting for Stock-Based Compensation", pro forma net income would have been $14,098,000, $11,828,000 and $9,455,000 and Diluted Earnings Per Share would have been $1.80, $1.49 and $1.28 for the years ended December 31, 1998, 1997 and 1996, respectively.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 10--INCOME TAXES

        Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                 DECEMBER 31
                                                                             -------------------
                                                                              1998         1997
                                                                             ------       ------
                                                                                (IN THOUSANDS)
        Components of the deferred tax asset:
           Allowance for credit losses                                       $7,005       $4,671
           Accrued expenses                                                   1,029        1,285
           State income taxes                                                   958          841
           Other real estate owned expenses                                     132          198
           Allowance for losses on other real estate owned                      168          425
           Unrealized loss on investment securities available for sale          124           --
                                                                             ------       ------

              Total deferred tax assets                                       9,416        7,420
                                                                             ------       ------

        Components of the deferred tax liability:
           Deferred loan origination costs                                    2,050        2,522
           FHLB stock dividends                                               1,014          634
           Unrealized gain on investment securities available for sale           --           15
           Other                                                                 82           59
                                                                             ------       ------

              Total deferred tax liabilities                                  3,146        3,230
                                                                             ------       ------

                 Net deferred tax asset                                      $6,270       $4,190
                                                                             ======       ======


        The deferred tax asset is considered fully realizable, as when the temporary differences associated with the deferred tax asset are recognized for income tax purposes, those deductions are expected to be fully offset, either by carryback against previously taxed income or by future taxable income. Accordingly, the Company has not established a valuation allowance on the deferred tax asset.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 10--INCOME TAXES (Continued)

        A summary of the provision for income taxes follows:

                                 YEARS ENDED DECEMBER 31
                         ----------------------------------------
                           1998            1997            1996
                         --------        --------        --------
                                      (IN THOUSANDS)
        Current:
           Federal       $  9,347        $  7,183        $  6,043
           State            2,898           2,062             681
                         --------        --------        --------

                           12,245           9,245           6,724
                         --------        --------        --------

        Deferred:
           Federal         (1,630)           (437)         (1,036)
           State             (311)           (153)            732
                         --------        --------        --------

                           (1,941)           (590)           (304)
                         --------        --------        --------

                         $ 10,304        $  8,655        $  6,420
                         ========        ========        ========


        A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                                        YEARS ENDED DECEMBER 31
                                                                  ------------------------------------
                                                                   1998           1997           1996
                                                                  ------         ------         ------
        Federal statutory income tax rate                           35.0%          35.0%          35.0%
        State income tax, net of federal income tax benefit          7.0%           7.0%           7.5%
        State income tax credits (Enterprise Zone and LARZ)
           and other benefits                                       (1.0%)         (1.0%)         (3.5%)
                                                                  ------         ------         ------

              Effective income tax rate                             41.0%          41.0%          39.0%
                                                                  ======         ======         ======


        The income tax expense (benefit) component of other comprehensive income was $112,000, ($12,000) and $0 for the years ended December 31, 1998, 1997 and 1996, respectively.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



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

        The Company has exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit. This exposure is represented by the contractual amount of those instruments as the Company uses the same lending policies for these instruments as it does for the loan portfolio. The Company had outstanding unfunded loan commitments, including the unfunded portion of construction loans, of approximately $112,138,000 and $43,219,000 at December 31, 1998 and 1997, respectively.


NOTE 12--COMMITMENTS AND CONTINGENCIES

COMMITMENTS

        The Company leases office facilities under noncancelable operating leases. Estimated future minimum lease payments required under leases with initial or remaining noncancelable terms in excess of one year at December 31, 1998 are as follows:

                                 (IN THOUSANDS)
               1999                 $ 1,392
               2000                   1,319
               2001                   1,346
               2002                   1,252
               2003                   1,181
            Thereafter                2,667
                                    -------
                                    $ 9,157
                                    =======


        Certain leases contain rental escalation clauses based on increases in the Consumer Price Index, and renewal options of up to ten years which may be exercised by the Company. The Company incurred rent expense of $1,781,000, $1,588,000 and $1,134,000 in 1998, 1997 and 1996, respectively. The Company received sublease income of $78,000 in 1996. There were no subleases in 1998 and 1997.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 12--COMMITMENTS AND CONTINGENCIES (Continued)

CONTINGENCIES

        The Company is subject to various pending legal actions which arise in the normal course of business. The Company maintains reserves for losses from legal actions which are both probable and estimable. Although the amount of the ultimate exposure, if any, cannot be determined at this time, in management's opinion, based upon advice of counsel, the disposition of claims currently pending will not have a material adverse effect on the Company's financial condition or results of operations.


NOTE 13--REGULATORY REQUIREMENTS

        The Association is subject to supervision and regulation by the FDIC and the Department of Financial Institutions ("DFI") of the State of California under the provisions of the California Industrial Loan Law. These provisions authorize the Association's issuance of thrift certificates, place limits on the size and type of loans the Association can make, and specify that the Association's allowance for credit losses be maintained at certain minimum levels. Prior to July 1, 1997, Imperial was regulated by the California Department of Corporations ("CDOC"), which merged with the DFI on that date.

        The Association is also subject to various capital requirements administered by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Association's financial statements and ultimately the consolidated financial statements of the Company. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets ("Leverage Ratio"). Management believes, as of December 31, 1998 and 1997, that the Association meets all applicable capital adequacy requirements.

        As of December 31, 1998 and 1997, the most recent notification from the FDIC categorized the Association as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Association must maintain minimum Total Risk-Based, Tier 1 Risk-Based and Tier 1 Leverage Ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Association's category.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 13--REGULATORY REQUIREMENTS (Continued)

        The Association's actual regulatory capital amounts and ratios are presented in the following table:

                                                                           MINIMUM                 CAPITAL REQUIRED
                                                                       REQUIREMENT FOR                TO MAINTAIN
                                                                       CAPITAL ADEQUACY            "WELL CAPITALIZED"
                                               ACTUAL                      PURPOSES                   DESIGNATION
                                       ----------------------       ----------------------       ----------------------
                                        AMOUNT        RATIO          AMOUNT         RATIO         AMOUNT         RATIO
                                       --------      --------       --------      --------       --------      --------
                                                             (DOLLARS IN THOUSANDS)
     AS OF DECEMBER 31, 1998

     Total capital
        (to risk-weighted assets)      $ 99,216         10.60%      $ 74,911          8.00%      $ 93,639         10.00%

     Tier 1 capital
        (to risk-weighted assets)      $ 87,462          9.34%      $ 37,456          4.00%      $ 56,183          6.00%

     Tier 1 capital
        (to average total assets)      $ 87,462          8.66%      $ 40,381          4.00%      $ 50,477          5.00%

     AS OF DECEMBER 31, 1997

     Total capital
        (to risk-weighted assets)      $107,875         12.67%      $ 68,156          8.00%      $ 85,195         10.00%

     Tier 1 capital
        (to risk-weighted assets)      $ 97,207         11.41%      $ 34,078          4.00%      $ 51,117          6.00%

     Tier 1 capital
        (to average total assets)      $ 97,207          9.61%      $ 40,458          4.00%      $ 50,572          5.00%


        Imperial operated under a Memorandum of Understanding ("MOU") with the FDIC and the CDOC, which required a reduction in classified assets, prior written approval of dividends and a minimum Leverage Ratio of 7.5%, from the first quarter of 1993 until the first quarter of 1996, when the MOU was terminated.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 14--EARNINGS PER SHARE

        The following is a reconciliation of the amounts used in the calculation of Basic Earnings Per Share and Diluted Earnings Per Share.

                                                             WEIGHTED-
                                                             AVERAGE           PER
                                                 NET          SHARES          SHARE
                                               INCOME       OUTSTANDING       AMOUNT
                                              ---------    ------------     ---------
                                                       (DOLLARS IN THOUSANDS,
                                                       EXCEPT PER SHARE DATA)
     YEAR ENDED DECEMBER 31, 1998

        Basic Earnings Per Share              $  14,823      7,602,627      $    1.95
        Effect of Dilutive Stock Options             --        232,513          (0.06)
                                              ---------      ---------      ---------

        Diluted Earnings Per Share            $  14,823      7,835,140      $    1.89
                                              =========      =========      =========

     YEAR ENDED DECEMBER 31, 1997

        Basic Earnings Per Share              $  12,477      7,747,788      $    1.61
        Effect of Dilutive Stock Options             --        193,132          (0.04)
                                              ---------      ---------      ---------

        Diluted Earnings Per Share            $  12,477      7,940,920      $    1.57
                                              =========      =========      =========

     YEAR ENDED DECEMBER 31, 1996

        Basic Earnings Per Share              $  10,024      7,257,714      $    1.38
        Effect of Dilutive Stock Options             --        135,655          (0.02)
                                              ---------      ---------      ---------

        Diluted Earnings Per Share            $  10,024      7,393,369      $    1.36
                                              =========      =========      =========

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 15--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        Fair value estimates are based on judgments regarding credit risk, investor expectations of future economic conditions, normal cost of administration of these instruments and other risk characteristics, including interest rate risk and prepayment risk. These estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. The fair value estimates presented do not include the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

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

               Stock in Federal Home Loan Bank - The fair value is based on bid prices quoted from the FHLB.

               Loans Held for Investment - The fair value is estimated using the present value of future cash flows, discounted using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities and giving consideration to estimated prepayment risk and credit risk.

               Loans Held for Sale - The fair value is based on bid prices received from potential buyers.

               Deposit Accounts - The fair value of money market and passbook accounts is estimated to be the amount payable on demand. The fair values for time certificates, both over and under $100,000, are estimated by discounting the expected cash flows at current market rates over expected maturities.

               Federal Home Loan Bank Advances - The fair value is estimated by discounting the expected cash flows at current market rates over contractual maturities.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 15--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                                                DECEMBER 31
                                                      ----------------------------------------------------------------
                                                                  1998                               1997
                                                      -----------------------------      -----------------------------
                                                       CARRYING          ESTIMATED         CARRYING         ESTIMATED
                                                        AMOUNT          FAIR VALUE          AMOUNT          FAIR VALUE
                                                      -----------       -----------      -----------       -----------
                                                                              (IN THOUSANDS)
     Financial assets:
        Cash and cash equivalents                     $   125,602       $   125,602      $   123,885       $   123,885
        Investment securities                                 329               329           35,281            35,281
        Stock in Federal Home Loan Bank                    12,633            12,633           11,919            11,919
        Mortgage-backed securities                             --                --           25,132            25,063

        Loans held for sale, net                           12,188            12,188           50,544            51,294
        Loans held for investment                         882,461           884,607          767,147           770,740
        Deferred loan origination fees and costs           (3,561)               --           (4,116)               --
        Allowance for credit losses                       (16,811)               --          (12,178)               --
                                                      -----------       -----------      -----------       -----------

           Net loans receivable                           874,277           896,795          801,397           822,034
                                                      -----------       -----------      -----------       -----------

                                                      $ 1,012,841       $ 1,035,359      $   997,614       $ 1,018,182
                                                      ===========       ===========      ===========       ===========

     Financial liabilities:
        Deposit accounts                              $   866,798       $   869,136      $   843,813       $   845,188
        Federal Home Loan Bank advances                    48,500            48,524           61,500            61,532
                                                      -----------       -----------      -----------       -----------

                                                      $   915,298       $   917,660      $   905,313       $   906,720
                                                      ===========       ===========      ===========       ===========

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 16---BUSINESS SEGMENT INFORMATION

        SFAS No. 131 - "Disclosures About Segments of an Enterprise and Related Information" requires disclosure of segment information in a manner consistent with the "management approach". The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.

        The main factors that were used to identify the Company's operating segments were the specific product and business lines of the various operating segments of the Company. The Company's various operating segments are organized separately by legal structure for each product and service offered. As of December 31, 1998, management has identified one operating segment that meets the criteria of being a reportable segment in accordance with the provisions of SFAS No. 131. This reportable segment is commercial real estate lending (funded primarily by FDIC-insured deposits) which, by its legal form, is identified as operations of the Association. This segment derives the majority of its revenue by originating loans secured by income producing real estate. Other operating segments of the Company that did not meet the criteria of being a reportable segment in accordance with SFAS No. 131 have been aggregated and reported as "All Other". Transactions from all of the Company's operating segments occur in the United States. The Company has no transactions with a single external customer that exceeds ten percent of the Company's consolidated revenues.

        Transactions between the reportable segment of the Company and its other operating segments are made at terms which approximate arm's-length transactions and in accordance with GAAP. There is no significant difference between the measurement of the reportable segment's assets and profits and losses disclosed below and the measurement of assets and profits and losses in the Company's consolidated balance sheet and statement of income. Accounting allocations are made in the same manner for all operating segments.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 16---BUSINESS SEGMENT INFORMATION (Continued)

        Required reported segment information for 1998 and 1997 is detailed below:

                                                                       COMMERCIAL
                                                                       REAL ESTATE
                                                                        LENDING
                                                                        (FUNDED
                                                                        PRIMARILY
                                                                        BY FDIC-
                                                                         INSURED          ALL
                                                                        DEPOSITS)        OTHER            TOTAL
                                                                       -----------     ----------       ----------
                                                                                     (IN THOUSANDS)
     AS OF OR FOR THE YEAR ENDED DECEMBER 31, 1998:
        Revenues from external customers                               $  100,312      $    3,800       $  104,112
        Total interest income                                              99,419           2,246          101,665
        Total interest expense                                             51,345              42           51,387
        Depreciation and amortization expense                                 900             656            1,556
        Provision (benefit) for income taxes                               11,927          (1,623)          10,304
        Capital expenditures                                                  665             562            1,227
        Deferred income taxes                                               5,775             495            6,270
        Total assets                                                    1,010,273          22,374        1,032,647
        Income (loss) before provision (benefit) for income taxes          29,098          (3,971)          25,127

     AS OF OR FOR THE YEAR ENDED DECEMBER 31, 1997:
        Revenues from external customers                               $   86,538      $      219       $   86,757
        Total interest income                                              85,905            (788)          85,117
        Total interest expense                                             43,310              --           43,310
        Depreciation and amortization expense                               1,147              16            1,163
        Provision (benefit) for income taxes                                9,853          (1,198)           8,655
        Capital expenditures                                                  538             800            1,338
        Deferred income taxes                                               3,931             259            4,190
        Total assets                                                    1,012,666           3,243        1,015,909
        Income (loss) before provision (benefit) for income taxes          24,609          (3,477)          21,132

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 17--PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

                                                                DECEMBER 31
                                                          ----------------------
                                                            1998          1997
                                                          --------      --------
                                                              (IN THOUSANDS)
                                     ASSETS

     Cash and cash equivalents                            $ 17,026      $    704
     Investment securities available for sale                  135            --
     Investments in wholly-owned subsidiaries:
        Imperial Thrift and Loan Association                88,486        97,753
        ITLA Funding Corporation                               889         1,271
        ITLA Commercial Investment Corporation               1,006            --
     Other assets                                            1,388         1,297
                                                          --------      --------

        Total assets                                      $108,930      $101,025
                                                          ========      ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

       Liabilities                                        $  3,048      $  1,677
       Shareholders' equity                                105,882        99,348
                                                          --------      --------

          Total liabilities and shareholders' equity      $108,930      $101,025
                                                          ========      ========


        CONDENSED STATEMENTS OF INCOME


                                                                                   YEARS ENDED DECEMBER 31
                                                                             --------------------------------------
                                                                               1998           1997           1996
                                                                             --------       --------       --------
                                                                                         (IN THOUSANDS)
Interest income                                                              $    554       $     95       $      9
General and administrative expense                                              1,309            706             29
                                                                             --------       --------       --------

Loss before income tax benefit and equity in undistributed net
    income of subsidiaries                                                       (755)          (611)           (20)
Income tax benefit                                                               (309)          (440)            (8)
                                                                             --------       --------       --------

Income (loss) before equity in undistributed net income of subsidiaries          (446)          (171)           (12)
Equity in undistributed net income of subsidiaries                             15,269         12,648         10,036
                                                                             --------       --------       --------

       NET INCOME                                                            $ 14,823       $ 12,477       $ 10,024
                                                                             ========       ========       ========

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 17--PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS


                                                                                      YEARS ENDED DECEMBER 31
                                                                               --------------------------------------
                                                                                 1998           1997           1996
                                                                               --------       --------       --------
                                                                                           (IN THOUSANDS)
      Cash Flows From Operating Activities:
         Net income                                                            $ 14,823       $ 12,477       $ 10,024
         Adjustments to net income:
            Equity in undistributed net income of subsidiaries                  (15,269)       (12,648)       (10,036)
            Increase in other assets                                             (1,429)        (3,089)          (163)
            Increase in liabilities                                                 234          1,567             --
                                                                               --------       --------       --------

               Net cash used in operating activities                             (1,641)        (1,693)          (175)
                                                                               --------       --------       --------

      Cash Flows From Investing Activities:
         Purchases of investment securities available for sale                     (375)            --             --
         Dividends received from Imperial Thrift and Loan Association            27,000          3,000          3,000
         Capital contribution to ITLA Funding Corporation                            --             --         (1,500)
         Capital contribution to ITLA Commercial Investment Corporation         (20,025)            --             --
         Capital distribution from ITLA Commercial Investment Corporation        19,500             --             --
         Other, net                                                                 (17)            --             --
                                                                               --------       --------       --------

               Net cash provided by investing activities                         26,083          3,000          1,500
                                                                               --------       --------       --------

      Cash Flows From Financing Activities:
         Proceeds from common stock issued through exercise of
            employee stock options                                                  109            318             38
         Cash paid to acquire treasury stock                                     (8,229)        (2,284)            --
                                                                               --------       --------       --------

               Net cash used in financing activities                             (8,120)        (1,966)            38
                                                                               --------       --------       --------

                  Net increase (decrease) in cash and cash equivalents           16,322           (659)         1,363
                  Cash and cash equivalents at beginning of period                1,363          1,363             --
                                                                               --------       --------       --------

                  Cash and cash equivalents at end of period                   $ 17,685       $    704       $  1,363
                                                                               ========       ========       ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

        The executive officers of the Registrant are identified below.

              NAME             AGE                                  POSITION
     ----------------------   -----  -----------------------------------------------------------------------------
     George W. Haligowski      44    Chairman of the Board, President and Chief Executive Officer of ITLA Capital
                                     Chairman of the Board and Chief Executive Officer of Imperial Thrift and Loan
                                     Chairman of the Board of ITLA Funding

     Michael A. Sicuro         40    Managing Director and Chief Financial Officer of ITLA Capital
                                     Director and Chief Financial Officer of ITLA Funding

     Timothy M. Doyle          42    Managing Director and Chief Administrative Officer of ITLA Capital

     Norval L. Bruce           57    Director of ITLA Capital
                                     Director, President and Chief Operating Officer of Imperial Thrift and Loan
                                     Director of ITLA Funding

     George J. Guarini         45    Director, President and Chief Executive Officer of ITLA Funding

     Steven C. Romelt          49    Senior Vice President and Chief Lending Officer of Imperial Thrift and Loan

     Anthony A. Rusnak         35    First Vice President, General Counsel and Corporate Secretary


        George W. Haligowski has served as Chairman of the Board, President and Chief Executive Officer of ITLA Capital since inception, and of Imperial Thrift and Loan from 1992 until October 1997. He has served as Chairman of the Board and Chief Executive Officer of Imperial Thrift and Loan since October 1997. From 1990 to the present, he has also served as President, Chief Executive Officer and Principal of Halivest International, Ltd., an international finance and asset management company. He was previously employed as a Vice President by Shearson Lehman Hutton (1988 to 1990) and Prudential-Bache Securities (1983 to
1988), and by Avco Financial Services as Regional Director of its Japanese branch operations (1976 to 1981), as Training Coordinator for Avco Thrift and Loan (1976) and as a Branch Manager (1974 to 1976).

        Michael A. Sicuro has served as Managing Director and Chief Financial Officer of ITLA Capital since inception. He has served as Director and Chief Financial Officer of ITLA Funding since inception. He was also Senior Vice President and Chief Financial Officer of Imperial Thrift and Loan from June 1996 through December 1997. From 1994 to June 1996, he was employed by Blue Cross of California, most recently as Vice President and Chief Financial Officer. He was previously employed by U.S. Bancorp Mortgage Company as Senior Vice President and Chief Financial Officer from 1993 to 1994; Western Federal Savings and Loan Association as Senior Vice President and Controller from 1992 to 1993; and First Interstate Bancorp as Vice President and Deputy Controller from 1990 to 1992. He was an Audit Manager with Deloitte and Touche from 1984 to 1990.

        Timothy M. Doyle has served as Managing Director and Chief Administrative Officer of ITLA Capital since January 1997. He was also the Senior Vice President and Chief Administrative Officer of Imperial Thrift and Loan from January 1997 to December 1997 and the First Vice President and Director of Management Audit of Imperial Thrift and Loan from May 1996 to December 1996. Before joining Imperial Thrift and Loan, he was the Controller and Director of Operations at Northeastern Plastics from 1995 to 1996; Assistant Controller of Alpha Wire Corporation from 1992 to 1994; and Vice President and Chief Financial Officer of Halivest International, Ltd. from 1989 to 1991. From 1982 to 1988, he was the Corporate Controller of the Shepaug Corporation.

        Norval L. Bruce has served as President and Chief Operating Officer of Imperial Thrift and Loan since October 1997, and previously was the Executive Vice President and Chief Credit Officer of Imperial Thrift and Loan from 1990 to October 1997. Mr. Bruce is also a director of ITLA Capital, Imperial Thrift and Loan and ITLA Funding. From 1988 to 1989, he served as Executive Vice President and Chief Credit Officer of Security Pacific Bank, Nevada. He was previously employed by Security Pacific Bank from 1965 to 1988 in a variety of positions including management positions in which he was responsible for both loan origination and credit quality.

        George J. Guarini has served as Director, President and Chief Executive Officer of ITLA Funding since inception. He has also served as the Senior Vice President and Chief Lending Officer of Imperial Thrift and Loan from May 1996 to January 1997, and previously held other lending positions with Imperial Thrift and Loan from June 1994 to May 1996. From 1991 to 1994, he served as Senior Vice President of Special Assets of California Republic Bank. He was employed from 1989 to 1991 by Security Pacific National Bank as a Senior Lending Officer. He was previously employed from 1981 to 1989 by City Savings Bank, FSB in a variety of management positions.

        Steven C. Romelt has served as Senior Vice President and Chief Lending Officer of Imperial Thrift and Loan since January 1997. He was Director of Bank Lending for Imperial Thrift and Loan from November 1996 to January 1997. Previously, he was Vice President and Regional Manager for Southern Pacific Thrift and Loan Association from March 1995 to November 1996. He also held various senior level lending positions for Imperial Thrift and Loan from December 1990 to March 1995 and held various lending positions with a number of other financial institutions from 1979 to December 1990.

        Anthony A. Rusnak has served as First Vice President, General Counsel and Corporate Secretary of ITLA Capital since November 1997. Prior to joining ITLA Capital, he was in private practice for seven years representing financial institutions, businesses, corporations and individuals in business, real estate transactions and litigation. Previously, he worked for law firms in the San Diego area, as well as for San Diego Gas and Electric's in-house counsel.

        The directors of the Registrant, excluding Mr. Haligowski and Mr. Bruce, are identified below.

        Jeffrey L. Lipscomb, age 44, is an Investment Advisory Associate with EQ Financial Consultants, Inc. and formerly was a Registered Principal and Assistant Manager of the San Diego office of Equitable Financial Companies since 1986, handling corporate group benefits and personal financial planning.

        Sandor X. Mayuga, age 50, is a member of the State Bar of California, and has been a member of the law firm of Tisdale & Nicholson since 1994. He conducted his own law practice from 1983 to 1994 and was a partner in the Financial Institutions Department of Finley, Kumble, Wagner, Heine, Underberg, Manly & Casey, a New York-based national law firm, from 1980 to 1983. Previously, he served as Assistant General Counsel of Hunt-Wesson Foods, Inc., a subsidiary of Norton Simon, Inc., and was associated with two large regional law firms in Los Angeles County. Since 1980, Mr. Mayuga's practice has focused on the representation of financial institutions and other finance-related businesses in corporate, transactional and regulatory matters.

        Hirotaka Oribe, age 64, is a licensed architect with international experience in real estate development and urban planning. Since 1993, Mr. Oribe has served as an advisor to Kajima Development Resources, Inc. From 1979 to 1993, Mr. Oribe was Executive Vice President, Chief Operating Officer and a Director of Kajima

Development Corporation, a firm engaged in development and construction of single-family and multi-family housing, office buildings and retail space, and land development. Mr. Oribe previously held other positions with affiliates of Kajima Corporation of Japan from 1973 to 1979 and was a practicing architect from 1962 to 1973.

        Robert R. Reed, age 62, is retired from Household International where he was employed in various positions from 1960 to 1992. Mr. Reed served as Vice President of Household Bank from 1980 to 1992. Mr. Reed was previously employed in management positions with Household Financial Corporation from 1962 to 1980.

EMPLOYEES

        As of December 31, 1998, ITLA Capital had 151 employees. Management believes that its relations with employees are satisfactory. ITLA Capital is not subject to any collective bargaining agreements.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires ITLA Capital's directors and executive officers, and persons who own more than 10% of a registered class of ITLA Capital's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ITLA Capital. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish ITLA Capital with copies of all Section 16(a) forms they file.

        To ITLA Capital's knowledge, based solely on a review of the copies of such reports furnished to ITLA Capital and written representations that no other reports were required, during the fiscal year ended December 31, 1998, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

        The following table sets forth the cash compensation of the Chief Executive Officer and the named executive officers of ITLA Capital with salary and bonus greater than $100,000 for the year ended December 31, 1998.

                                                              ANNUAL COMPENSATION           LONG-TERM COMPENSATION
                                                            ------------------------        ----------------------
                                                                                                        RESTRICTED          ALL
                                                                                                          STOCK            OTHER
                                                             SALARY           BONUS          OPTIONS      AWARDS        COMPENSATION
      NAME AND PRINCIPAL POSITION                YEAR         ($)            ($) (9)         (#) (2)     ($) (10)           ($)
---------------------------------------        --------     --------        --------        --------    ----------      ------------
George W. Haligowski                               1998     $345,765        $344,144          45,000     $111,717       $ 62,751(3)
    Chairman of the Board, President               1997     $299,250        $374,050          20,000     $111,717       $ 59,716(3)
    and Chief Executive Officer                    1996     $293,316        $ 81,545(1)           --     $     --       $ 65,904(3)

Norval L. Bruce                                    1998     $185,832        $ 71,251          30,000     $ 33,849       $  7,400(4)
    President and Chief Operating                  1997     $131,670        $ 75,600           5,000     $ 33,849       $  7,780(4)
    Officer of Imperial                            1996     $123,500        $     --              --     $     --       $  8,277(4)

Michael A. Sicuro                                  1998     $167,979        $ 78,375          25,000     $ 32,697       $  6,036(5)
    Managing Director and Chief                    1997     $156,188        $ 62,327          15,000     $ 32,697       $  5,933(5)
    Financial Officer of ITLA Capital              1996     $ 68,521(8)     $     --          25,000     $     --       $  7,778(5)

George J. Guarini                                  1998     $178,667        $ 43,750           5,000     $ 34,623       $  6,552(6)
    President and Chief Executive                  1997     $177,625        $ 88,200              --     $ 34,623       $  6,386(6)
    Officer of Funding                             1996     $119,334        $     --              --     $     --       $ 11,495(6)

Steven C. Romelt                                   1998     $138,750        $ 75,000          15,000     $ 27,081       $ 14,805(7)
    Senior Vice President and Chief                1997     $114,583        $  9,508          25,000     $ 27,081       $ 12,997(7)
    Lending Officer of Imperial                    1996     $ 16,346(8)     $     --              --     $     --       $  1,558(7)


----------

(1) $55,000 of the 1996 bonus was deferred at the election of the named officer under ITLA Capital's Nonqualified Deferred Compensation Plan.

(2) Options were granted on various dates and vest one-third on each of the three subsequent anniversary dates of issuance.

(3) Consists of (a) $5,114 in auto related benefits, (b) $30,000 in supplemental housing payments, (c) $7,290 in life insurance premiums, (d) $4,800 in employer contributions to ITLA Capital's 401(k) plan and (e) $15,547 in preferential interest on employee savings accounts in 1998. The respective amounts were $4,288, $26,600, $7,100, $4,800 and $16,928 in 1997 and $21,000, $22,850, $6,950, $4,500 and $10,604 in 1996.

(4) Consists of (a) $2,139 in auto related benefits, (b) $136 in life insurance premiums, (c) $4,800 in employer contributions to ITLA Capital's 401(k) plan and (d) $325 in preferential interest on employee savings accounts in 1998. The respective amounts were $2,296, $144, $4,800 and $540 in 1997 and $3,448, $576, $3,705 and $548 in 1996.

(5) Consists of (a) $1,236 of auto related benefits, (b) $4,800 in employer contributions to ITLA Capital's 401(k) plan and (c) $0 of life insurance benefits in 1998. The respective amounts were $1,133, $4,800 and $0 in 1997 and $5,600, $2,046 and $132 in 1996.

(6) Consists of (a) $1,429 of auto related benefits, (b) $4,800 in employer contributions to ITLA Capital's 401(k) plan and (c) $322 of preferential interest on employee savings accounts in 1998. The respective amounts were $1,013, $4,800 and $573 in 1997 and $10,200, $1,295 and $0 in 1996.

(7) Consists of (a) $9,000 in auto related benefits, (b) $0 in life insurance premiums, (c) $4,800 in employer contributions to ITLA Capital's 401(k) plan and (d) $1,005 in preferential interest on employee savings accounts in 1998. The respective amounts were $9,000, $4, $3,993 and $0 in 1997 and $1,500, $58, $0 and $0 in 1996.

(8)  Partial year.

(9) Includes ITLA Capital stock issued under the Recognition and Retention Plan in 1997 at a price of $14.50 per share.

(10) Includes ITLA Capital stock allocated to the Long-Term Supplemental Executive Retirement Plan under the Recognition and Retention Plan previously approved by the shareholders. Amounts have not been earned or vested. No cash or stock has been distributed to the named officers.

EMPLOYMENT AGREEMENT AND CHANGE OF CONTROL AGREEMENTS

        ITLA Capital has entered into an employment agreement with Mr. Haligowski. The employment agreement provides for an initial employment term of three years, with the agreement automatically annually extending for an additional one-year period unless either party provides the other with at least 90 days notice of the nonextension or termination. The employment agreement provides that ITLA Capital may terminate Mr. Haligowski "for cause," as defined in the employment agreement. In the event Mr. Haligowski is involuntarily terminated as defined in the employment agreement, including following a change of control as defined in the employment agreement, Mr. Haligowski will be entitled to receive during the remaining term of the agreement his base salary calculated at the highest annual rate during the three years prior to his involuntary termination (or for 36 months following the date of termination due to a change in control) and the average amount of cash bonus and incentive compensation paid for the two years prior to his involuntary termination, if any, the continuation of all employment related benefits for the 36 months following the date of termination and the immediate vesting of any stock options and restricted stock awards previously granted and outstanding. As a result of a change of control, Mr. Haligowski will also be retained as a consultant for an eighteen month period following the change in control at a monthly consulting fee equal to 75% of his base salary and an additional contribution to his account in ITLA Capital's Supplemental Executive Retirement Plan equal to 3.75 times his base salary. The annual base salary for Mr. Haligowski under the employment agreement is currently $350,000 (which may be increased from time to time by the Board of Directors). The employment agreement also provides for, among other things, annual incentive compensation, disability pay, participation in stock benefit plans, and other fringe benefits, including a supplemental housing payment of not less than $2,500 per month, an automobile allowance of not less than $1,750 per month, and life insurance coverage in an amount not less than four times Mr. Haligowski's annual salary. In addition ITLA Capital shall maintain health, dental and life insurance benefits for the three years following an involuntary termination and transfer title to the ITLA Capital owned vehicle currently used by Mr. Haligowski.

CHANGE OF CONTROL AGREEMENTS

        ITLA Capital has entered into change of control agreements with Messrs. Bruce, Sicuro, Guarini and Romelt. The change in control agreements have initial terms of one year and shall automatically extend for additional one-year periods upon a change of control, as defined in the agreement, or upon their anniversary date, unless either party provides the other with at least 90 days notice of termination. These agreements provide that in the event the officer is terminated within 24 months following a change of control, as defined in the agreement, the officer shall be entitled to receive upon such termination an amount equal to the greater of the annualized salary as in effect on the date of the change of control or the date of termination for a period of eighteen months and a pro rata portion of his bonus from the previous year. In addition ITLA Capital shall maintain health, dental and life insurance benefits for the next 18 months for each officer and transfer title to the ITLA Capital owned vehicle currently used by the officer or, in the event the officer receives a monthly cash car allowance in lieu of the ITLA Capital vehicle, ITLA Capital shall pay an amount equal to 18 times the monthly allowance. The annual base salary for Messrs. Bruce, Sicuro, Guarini and Romelt is currently $182,000, $175,000, $179,000, and $145,000, respectively.

        Both the employment agreement and the change of control agreements also will provide that to the extent any payments made may be considered excess parachute payments under Section 280G of the Internal Revenue Code that are subject to excise tax, ITLA Capital shall pay an additional amount needed to insure that the amount of payments and value of benefits received equals the same amount in the absence of any excise tax.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (SERP)

        The SERP provides that the compensation committee may make restricted stock awards under ITLA Capital's Recognition and Retention Plan (RRP) on a tax deferred basis through the SERP. The SERP provides that Mr. Haligowski shall receive an allocation annually, subject to the performance terms of the RRP, a restricted stock award equal to one-third of his base salary and all other participants shall receive an award equal to one-fifth of base salary subject to the approval of the compensation committee, which may also allocate a greater, lesser or no award in its discretion. For this purpose, each share of common stock has been valued at $9.00 per share, the fair market value of the common stock on the date of transfer to the SERP. A participant shall only have a vested right to amounts allocated to his account if the participant is employed on the last day of a three year vesting cycle, in the event of a change of control (as defined in the SERP), or upon normal retirement, death or disability. The last day of the first vesting cycle is December 31, 1999.

BENEFITS

        Insurance Plans. All full-time employees, after approximately three months employment with ITLA Capital, are covered under group plans providing major medical, dental, and vision benefits, and long-term disability, travel accident, accidental death and dismemberment insurance, and group term life insurance.

        Salary Savings Plan. The ITLA Capital Salary Savings Plan is a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code (the "Code") designed to provide employees with the opportunity to accumulate retirement funds (the "401(k) Plan"). Permanent employees age 21 or more are eligible to participate in the 401(k) Plan as of January 1 or July 1 first following their hire date. Under the 401(k) Plan, subject to limitations imposed under Section 401(k) and Section 415 of the Code, a participant may elect to defer on a monthly basis up to 15% of compensation by directing ITLA Capital to contribute such amount to the 401(k) Plan on such employee's behalf. ITLA Capital currently makes matching contributions to the 401(k) Plan equal to 50% of the first 6% of the participant's monthly contribution. The Board reviews the match on an annual basis, and ITLA Capital may also make discretionary contributions to the 401(k) Plan. "Compensation" for purposes of the 401(k) Plan is defined as a participant's compensation from ITLA Capital as reported annually on Form W-2, including contributions to the 401(k) Plan by the employee, and contributions by ITLA Capital in the employee's behalf to any other pension, insurance, welfare or other employee benefit plan. Under the 401(k) Plan, a separate account is established for each participant. Participants are always 100% vested in their contributions and the earnings thereon. Participants become vested in employer contributions and the earnings thereon at the rate of 20% per year commencing with the first full year of service (defined as completion of 12 consecutive months of work). Participants become fully vested in employer contributions and the earnings thereon on their fifth anniversary of employment, or in the event of death, permanent disability or attainment of age 65 while employed by ITLA Capital. The 401(k) Plan provides for in-service hardship distributions of elective deferrals, as well as loans of a portion of vested account balances. Distributions from the 40l(k) Plan are made upon termination of service in a lump sum or in annual installments over a period of years at the election of the participant with the right to take a lump sum payment at any time during such period.

        Nonqualified Deferred Compensation Plans. ITLA Capital Corporation Supplemental Salary Savings Plan (the "Supplemental Plan") and Nonqualified Deferred Compensation Plan (the "Deferral Plan") are designed to provide additional retirement benefits for certain officers and highly compensated employees. The Supplemental Plan provides participating employees with an opportunity to make up benefits not available under the 401(k) Plan due to any application of limitations on compensation and maximum benefits under the 401(k) Plan. Benefits under the Supplemental Plan are provided at the same time and in the same form as benefits under the 401(k) Plan, and become taxable to the participant at that point. The Deferral Plan allows a participant to defer receipt of, and current taxation upon, designated portions of his direct cash compensation until a future date specified by the participants. Both of these plans are unfunded plans, meaning that all benefits payable thereunder are payable from ITLA Capital's general assets, and funds available to pay benefits are subject to the claims of ITLA Capital's general creditors. ITLA Capital has established a Rabbi Trust with a bank which holds the contributions to the Supplemental Plan and Deferral Plan, for the purpose of providing the benefits promised under the terms of the plans. Participants only have the rights of unsecured creditors with respect to the Rabbi Trust assets.

        Stock Plans. ITLA Capital has adopted the 1995 Employee Stock Incentive Plan and the 1995 Stock Option Plan for Nonemployee Directors (collectively, the "Stock Option Plan") pursuant to which officers, directors and employees of ITLA Capital are eligible to receive options to purchase Common Stock. The purpose of the Stock Option Plan is to enable ITLA Capital to attract, retain and motivate employees by providing for or increasing their proprietary interests in ITLA Capital, and in the case of nonemployee directors, to attract such directors and further align their interest with those of ITLA Capital. Every employee of ITLA Capital is eligible to be considered for the grant of awards under the Stock Option Plan. The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the Stock Option Plan is 1,000,000 shares of which a maximum of

550,000 shares may be awarded during the first year of the Stock Option Plan, with annual awards thereafter limited to 100,000 additional shares during each of the next five years of the Stock Option Plan (with the shares subject to the Stock Option Plan and all grants thereunder being subject to adjustments to prevent dilution).

        The Stock Option Plan is administered by the Compensation Committee of the Board, except that grants to nonemployee directors are made by the Board of Directors pursuant to a predetermined formula, as described below. The Committee consists of two or more nonemployee directors of ITLA Capital, and has full and final authority to select the employees to receive awards and to grant such awards. Subject to provisions of the Stock Option Plan, the Committee has a wide degree of flexibility in determining the terms and conditions of awards and the number of shares to be issued pursuant thereto. The expenses of administering the Stock Option Plan are borne by ITLA Capital.

        The Stock Option Plan authorizes the Committee to enter into any type of arrangement with an eligible employee that, by its terms, involves or might involve the issuance of Common Stock or any other security or benefit with a value derived from the value of Common Stock. Awards to employees are not restricted to any specified form or structure. Stock options to purchase 5,000 shares of Common Stock were automatically granted to the nonemployee directors upon the completion of ITLA Capital's initial public offering and upon their election to the Board of Directors, and options to purchase an additional 1,000 shares are granted annually thereafter, provided such individuals continue to serve as directors.

        Awards may not be granted under the Stock Option Plan after the tenth anniversary of the adoption of the Stock Option Plan. ITLA Capital has granted an aggregate of 933,000 options under the Stock Option Plan, of which 350,000 have been granted to Mr. Haligowski, 75,000, 45,000, 65,000 and 40,000 have been granted to Messrs. Bruce, Guarini, Sicuro and Romelt, respectively, 24,000 have been granted to nonemployee directors, and 330,000 have been granted to other employees, of which 31,916 have been exercised and 151,084 have been forfeited. The exercise price per share of the options so granted ranges from $10.00 to $18.00 per share and will generally vest 33-1/3% per year, beginning with the first anniversary of the date of the grant.

        Recognition and Retention Plan. ITLA Capital has adopted the Recognition and Retention Plan ("RRP"), the purpose of which is to promote the long-term interests of ITLA Capital and its shareholders by providing a means for attracting and retaining officers and employees of ITLA Capital and its affiliates. Under the RRP, awards of restricted shares of ITLA Capital's common stock may be made to employees as additional long-term incentive compensation. Every employee of ITLA Capital is eligible to be considered for the grant of awards under the RRP. The maximum number of shares of common stock which may be issued pursuant to the RRP is 300,000 shares over the ten year life of the plan. No RRP shares may be granted in any fiscal year in which the Association fails to maintain an "adequately capitalized" designation under the FDIC regulations and ITLA Capital fails to achieve a return on average assets of at least 50 basis points for the fiscal year. The RRP is administered by the Compensation Committee of the Board which has a wide degree of flexibility, within the provisions of the RRP, in determining the terms and conditions of awards and the number of shares to be issued pursuant thereto.

DIRECTORS COMPENSATION

        Directors Fees. Each nonemployee director was paid a monthly fee during 1998 of $1,800 for serving on ITLA Capital's Board of Directors. Each nonemployee director is paid $500 for each board committee meeting attended for service on such committee.

        Voluntary Retainer Stock and Deferred Compensation Plan. In 1996, ITLA Capital adopted the Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors (the "Outside Director Plan"). The Outside Director Plan provides for the deferral of compensation earned by nonemployee directors in the form of Stock Units ("Stock Units") in a Stock Unit account ("Stock Unit Account"). Directors may elect to have up to 100% of their fees converted into stock units.

        For dividends paid with respect to ITLA Capital's common stock, each nonemployee director has credited to his Stock Unit Account an additional number of Stock Units in an amount determined under the Outside Director

Plan. Each nonemployee director's Stock Unit Account shall be settled by delivering to the nonemployee director (or his beneficiary) the number of shares of ITLA Capital common stock equal to the number of whole Stock Units then credited to the nonemployee director's Stock Unit Account, in either (i) a lump sum or (ii) substantially equal annual installments over a period not to exceed ten years.

        Directors Stock Option Plans. Directors are also eligible to receive stock option grants as described above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During 1998, the Compensation Committee was comprised of Directors Lipscomb and Oribe.

OPTION GRANTS FOR 1998

        The following table sets forth certain information regarding stock options granted pursuant to the Stock Option Plan for the named executive officers in 1998. No stock appreciation rights have been granted pursuant to the Stock Option Plan.

                              STOCK OPTION GRANTS IN LAST FISCAL YEAR
------------------------------------------------------------------------------------------------------
                                         INDIVIDUAL GRANTS                      POTENTIAL REALIZABLE
                         -----------------------------------------------          VALUE AT ASSUMED
                                       % OF TOTAL                               ANNUAL RATES OF STOCK
                          NUMBER OF     OPTIONS                                PRICE APPRECIATION FOR
                         UNDERLYING    GRANTED TO   EXERCISE                         OPTION TERM
                          OPTIONS      EMPLOYEES     OR BASE                 -------------------------
                          GRANTED      IN FISCAL      PRICE    EXPIRATION       5%             10%
        NAME                (#)          YEAR       ($/SHARE)     DATE          ($)             ($)
--------------------     ----------    ---------    ---------  ----------    ----------     ----------
George W. Haligowski         45,000        22.5%     $ 18.00     2/02/08     $  509,405     $1,290,931
Norval L. Bruce              30,000        15.0%     $ 18.00     2/02/08     $  339,603     $  860,621
Michael A. Sicuro            25,000        12.5%     $ 18.00     2/02/08     $  283,003     $  717,184
George J. Guarini             5,000         2.5%     $ 18.00     2/02/08     $   56,601     $  143,437
Steven C. Romelt             15,000         7.5%     $ 18.00     2/04/08     $  169,802     $  430,310


        The following table sets forth certain information concerning the number and value of stock options at December 31, 1998 held by the named executive officers.

                                          OPTION VALUES AT DECEMBER 31, 1998
---------------------------------------------------------------------------------------------------------------------------
                                                                                                VALUE OF UNEXERCISED
                                                                      NUMBER OF                "IN-THE-MONEY" OPTIONS
                             SHARES                              UNEXERCISED OPTIONS               AT FISCAL YEAR-END
                            ACQUIRED                             AT FISCAL YEAR-END                        (1)
                               ON             VALUE         ------------------------------     ----------------------------
                            EXERCISE         REALIZED                    (#)                              ($)
       NAME                    (#)              ($)         EXERCISABLE      UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
--------------------       ----------       ----------      -----------      -------------     -----------    -------------
George W. Haligowski               --              N/A          291,667           58,333       $1,464,792       $    8,333
Norval L. Bruce                    --              N/A           41,667           33,333       $  206,042       $    2,083
Michael A. Sicuro                  --              N/A           21,667           43,333       $   15,625       $   12,500
George J. Guarini                  --              N/A           40,000            5,000       $  205,000       $       --
Steven C. Romelt                   --              N/A            8,333           31,667       $    5,208       $   10,417

----------

(1) The difference between the aggregate option exercise price and the closing price of $15.125 of the underlying shares at December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        At March 16, 1999, ITLA Capital had 7,166,484 shares of common stock outstanding.

        The following table sets forth, as of March 16, 1999, certain information as to those persons who were known by management to be beneficial owners of more than five percent of ITLA Capital common stock outstanding.

                                                         SHARES                PERCENT
                                                      BENEFICIALLY               OF
            BENEFICIAL OWNER                              OWNED                 CLASS
    -----------------------------------               ------------             -------
    Thomson Horstmann & Bryant, Inc.
    Park 80 West, Plaza Two
    Saddle Brook, New Jersey  07663                    860,700(1)              12.01%

    Wellington Management Company, LLP
    75 State Street
    Boston, Massachusetts  02109                       717,400(2)              10.01%

    Franklin Mutual Advisors, Inc.
    51 John F. Kennedy Parkway
    Short Hills, New Jersey  07078                     709,000(3)               9.89%

    Dimensional Fund Advisors
    1299 Ocean Avenue, 11th Floor
    Santa Monica, California  90401                    503,300(4)               7.02%

    Friedman, Billings, Ramsey Group, Inc.
    1001 19th Street North
    Arlington, Virginia  22209                         485,170(5)               6.77%

----------

(1) As reported by Thomson Horstmann & Bryant, Inc. ("Thomson") on a Schedule 13G/A filed on or about January 29, 1999 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Thomson reported sole voting power as to 537,300 shares, sole dispositive power as to 860,700 shares, shared voting power as to 10,700 shares, and shared dispositive power as to none of the 860,700 shares covered by the report.

(2)  As reported by Wellington Management ITLA Capital, LLP ("Wellington") on a
     Schedule 13G/A filed on or about February 10, 1999 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Wellington reported sole voting and dispositive powers as to no shares, shared voting power as to 355,000 shares, and shared dispositive power as to 717,400 of the 717,400 shares covered by the report.

(3) As reported by Franklin Resources, Inc. ("Franklin") on a Schedule 13G/A filed on or about February 4, 1998 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Franklin reported sole voting and dispositive powers as to 709,000 shares, and shared voting and dispositive powers as to none of the 709,000 shares covered by the report.

(4) As reported by Dimensional Fund Advisors ("Dimensional") on a Schedule 13D dated on or about February 11, 1999 and filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Dimensional reported sole voting and dispositive powers as to 503,300 shares, and shared voting and dispositive powers as to none of the 503,300 shares covered by the report.

(5) As reported by Friedman, Billings, Ramsey Group, Inc. ("FBR") on a Schedule 13G/A filed on or about February 16, 1999 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. FBR reported sole voting and dispositive powers as to 485,170 shares, and shared voting and dispositive powers as to none of the 485,170 shares covered by the report.

        The following table sets forth, as of December 31, 1998, certain information as to the shares of common stock beneficially owned by the directors and named executive officers and by all directors and executive officers of ITLA Capital as a group.


     George W. Haligowski                         342,204                 4.58%
     Norval L. Bruce                               55,116                 0.76%
     George J. Guarini                             43,079                 0.60%
     Michael A. Sicuro                             35,504                 0.49%
     Steven C. Romelt                              21,666                 0.30%
     Sandor X. Mayuga                               7,800                 0.11%
     Hirotaka Oribe                                 7,200                 0.10%
     Robert R. Reed                                 7,200                 0.10%
     Jeffrey L. Lipscomb                            7,000                 0.10%
     All Directors and Executive Officers
        as a Group (11 Persons)                   553,437                 7.20%

----------

(1) Includes shares held directly, as well as an aggregate of 519,669 shares which are subject to immediately exercisable options and options exercisable within 60 days of December 31, 1998, under ITLA Capital's Stock Option Plan, shares held in retirement accounts or by certain members of the named individual's families or corporations for which an individual is an officer or director or held by trust of which an individual is trustee or a substantial beneficiary, over which shares the individual may be deemed to have sole or shared voting and/or dispositive power. The above named individuals held exercisable options and options exercisable within 60 days of December 31, 1998 as follows: Chairman Haligowski - 313,334 shares; Director Lipscomb - 7,000 shares; Director Mayuga - 7,000 shares; Director Oribe - 7,000 shares; Director Reed - 7,000 shares; Norval L. Bruce - 53,334 shares; George J. Guarini - 41,667 shares; Michael A. Sicuro
     - 35,000 shares; and Steven C. Romelt - 21,666 shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During the year, ITLA Capital utilized the services of Tisdale & Nicholson. Director Mayuga is a partner in that law firm. During 1998, this law firm received $4,857 in legal fees from ITLA Capital, which was not in excess of 5% of the firm's total revenues during 1998.

        During the year, ITLA Capital utilized the services of a public relations firm which is owned by Director Lipscomb's spouse. During 1998, this public relations firm received $35,873 in fees from ITLA Capital.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(1) FINANCIAL STATEMENTS:

               ITLA Capital's consolidated financial statements, and Report of Independent Public Accountants thereon, are included in this Form 10-K at the pages listed below:

                                                                               PAGE
                                                                               ----
             Report of Independent Public Accountants on the
                Consolidated Financial Statements as of December 31,
                1998 and 1997 and for Each of the Three Years in the
                Period Ended December 31, 1998                                  44

             Consolidated Balance Sheets as of December 31, 1998 and 1997       45

             Consolidated Statements of Income for the Years Ended
                December 31, 1998, 1997 and 1996                                46

             Consolidated Statements of Changes in Shareholders' Equity
                for the Period January 1, 1996 to December 31, 1998             47

             Consolidated Statements of Cash Flows for the Years Ended
                December 31, 1998, 1997 and 1996                                48

             Notes to Consolidated Financial Statements                         49


        (a)(2) FINANCIAL STATEMENT SCHEDULES:

               All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

        (a)(3) EXHIBITS:

                                                                           REFERENCE TO
                                                                           PRIOR FILING
    REGULATION                                                              OR EXHIBIT
        S-K                                                                   NUMBER          SEQUENTIAL
      EXHIBIT                                                                ATTACHED            PAGE
      NUMBER                            DOCUMENT                              HERETO            NUMBER
   ------------    -----------------------------------------------------  --------------   ----------------
        2          Certificate of Incorporation, as amended                    **           Not applicable
        3          Bylaws, as amended                                          **           Not applicable
        4          Instruments Defining the Rights of Security Holders,
                      Including Indentures                                    None          Not applicable
        9          Voting Trust Agreement                                     None          Not applicable
        10         Material Contracts                                         None          Not applicable
       10.1        1995 Stock Option Plan for Nonemployee Directors             *           Not applicable
       10.2        1995 Employee Stock Incentive Plan                           *           Not applicable
       10.3        Nonqualified Deferred Compensation Plan                      *           Not applicable
       10.4        Supplemental Salary Savings Plan                             *           Not applicable
       10.5        Glendale Headquarters Lease Agreement                        *           Not applicable
       10.6        Data Processing Agreement                                    *           Not applicable
       10.7        Employment Agreement with George W. Haligowski               *           Not applicable
       10.8        Change of Control Agreements                                 *           Not applicable
       10.9        Recognition and Retention Plan                              **           Not applicable
      10.10        Voluntary Retainer Stock and Deferred Compensation
                      Plan for Outside Directors                               **           Not applicable
        11         Statement Regarding Computation of Per Share Earnings      None          Not applicable
        12         Statement Regarding Computation of Ratios                  None          Not applicable
        13         Annual Report to Security Holders                      Not required      Not applicable
        18         Letter Regarding Change in Accounting Principles           None          Not applicable
        21         Subsidiaries of the Registrant                              21              Page 90
        22         Published Report Regarding Matters Submitted to Vote
                      of Security Holders                                     None          Not applicable
        23         Consent of Independent Certified Public Accountants        None          Not applicable
        24         Power of Attorney                                      Not required      Not applicable
        27         Financial Data Schedule                                     27           Not applicable
        28         Information from Reports Furnished to State Insurance
                      Regulatory Authorities                                  None          Not applicable

   ----------------

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


        (b)    REPORTS ON FORM 8-K:

               None.

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        ITLA CAPITAL CORPORATION



Date:  March 30, 1999                   By:       /s/  George W. Haligowski
                                           -------------------------------------
                                                    George W. Haligowski
                                             Chairman of the Board, President
                                               and Chief Executive Officer
                                             (Duly Authorized Representative)

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                            TITLE                          DATE
          ---------                            -----                          ----

  /s/ George W. Haligowski     Chairman of the Board, President and      March 30, 1999
----------------------------       Chief Executive Officer
    George W. Haligowski       (Principal Executive Officer)


    /s/ Michael A. Sicuro      Managing Director and                     March 30, 1999
----------------------------       Chief Financial Officer
      Michael A. Sicuro        (Principal Financial and Accounting
                                   Officer)


     /s/ Norval L. Bruce       Director                                  March 30, 1999
----------------------------
       Norval L. Bruce


   /s/ Jeffrey L. Lipscomb     Director                                  March 30, 1999
----------------------------
     Jeffrey L. Lipscomb


    /s/ Sandor X. Mayuga       Director                                  March 30, 1999
----------------------------
      Sandor X. Mayuga


     /s/ Robert R. Reed        Director                                  March 30, 1999
----------------------------
       Robert R. Reed


     /s/ Hirotaka Oribe        Director                                  March 30, 1999
----------------------------
       Hirotaka Oribe