Form 10-Q
period 1999-03-31
ITLA CAPITAL CORP
filed 1999-05-10
CIK 1000234

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 1999


                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from __________________ to __________________


                         Commission File Number 0-26960

                            ITLA CAPITAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                   Delaware                                    95-4596322
  ---------------------------------------------                ----------
  (State or Other Jurisdiction of Incorporation     (IRS Employer Identification No.)
               or Organization)

888 Prospect St., Suite 110, La Jolla, California                  92037
-------------------------------------------------                  -----
    (Address of Principal Executive Offices)                     (Zip Code)

                                 (619) 551-0511
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Number of shares of common stock of the registrant: 7,166,484 outstanding as of May 10, 1999

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              MARCH 31,
                                                                                1999             DECEMBER 31,
                                                                             (UNAUDITED)            1998
                                                                             -----------         -----------
                                                                             (IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                     ASSETS
Cash and cash equivalents                                                    $    73,979         $   125,602
Investment securities available for sale, at approximate fair value               10,629                 329
Stock in Federal Home Loan Bank                                                   12,806              12,633
Loans held for investment, net (net of allowance for credit losses of
     $17,818 and $16,811 in 1999 and 1998, respectively)                         882,979             862,089
Loans held for sale, at lower of cost or fair market value                        12,207              12,188
Interest receivable                                                                6,274               6,321
Other real estate owned, net                                                       1,836               1,201
Premises and equipment, net                                                        3,486               3,493
Deferred income taxes                                                              6,314               6,270
Other assets                                                                       2,363               2,521
                                                                             -----------         -----------

               Total assets                                                  $ 1,012,873         $ 1,032,647
                                                                             ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Deposit accounts                                                        $   844,949         $   866,798
     Federal Home Loan Bank advances                                              44,250              48,500
     Accounts payable and other liabilities                                       13,936              11,467
                                                                             -----------         -----------

            Total liabilities                                                    903,135             926,765
                                                                             -----------         -----------

Commitments and contingencies                                                         --                  --

Shareholders' equity:
     Preferred stock, 5,000,000 shares authorized, none issued                        --                  --
     Contributed capital - common stock, $.01 par value; 20,000,000
        shares authorized, 8,151,916  issued in 1999 and 1998                     55,917              55,917
     Retained earnings                                                            67,187              63,273
     Accumulated other comprehensive loss                                           (208)               (150)
                                                                             -----------         -----------

                                                                                 122,896             119,040
     Less treasury stock, at cost - 985,432 shares
        in 1999 and 1998                                                         (13,158)            (13,158)
                                                                             -----------         -----------

            Total shareholders' equity                                           109,738             105,882
                                                                             -----------         -----------

               Total liabilities and shareholders' equity                    $ 1,012,873         $ 1,032,647
                                                                             ===========         ===========



   See accompanying notes to the unaudited consolidated financial statements.

                            ITLA CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                 FOR THE THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                    1999             1998
                                                                                  --------         --------
                                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Interest income:
    Loans receivable, including fees                                              $ 22,798         $ 22,091
    Investment securities                                                            1,337            2,327
    Mortgage-backed securities                                                          --              392
                                                                                  --------         --------

       Total interest income                                                        24,135           24,810
                                                                                  --------         --------

Interest expense:
    Deposit accounts                                                                10,952           12,143
    Federal Home Loan Bank advances                                                    513              901
                                                                                  --------         --------

       Total interest expense                                                       11,465           13,044
                                                                                  --------         --------

          Net interest income before provision for estimated credit losses          12,670           11,766

Provision for estimated credit losses                                                1,200            1,400
                                                                                  --------         --------

          Net interest income after provision for estimated credit losses           11,470           10,366
                                                                                  --------         --------

Noninterest income:
    Fee income from mortgage banking activities                                          3              582
    Other                                                                              275              277
                                                                                  --------         --------

       Total noninterest income                                                        278              859
                                                                                  --------         --------

Noninterest expense:
    Compensation and benefits                                                        2,492            2,491
    Occupancy and equipment                                                            725              694
    FDIC assessment                                                                     44               23
    Other                                                                            1,841            1,990
                                                                                  --------         --------

       Total general and administrative                                              5,102            5,198
                                                                                  --------         --------

    Real estate operations, net                                                          2               80
    Provision for estimated losses on other real estate owned                           15               --
    Gain on sale of other real estate owned, net                                        (9)              --
                                                                                  --------         --------

       Total real estate operations, net                                                 8               80
                                                                                  --------         --------

          Total noninterest expense                                                  5,110            5,278
                                                                                  --------         --------

Income before provision for income taxes                                             6,638            5,947

    Provision for income taxes                                                       2,724            2,438
                                                                                  --------         --------

NET INCOME                                                                        $  3,914         $  3,509
                                                                                  ========         ========

BASIC EARNINGS PER SHARE                                                          $   0.55         $   0.46
                                                                                  ========         ========

DILUTED EARNINGS PER SHARE                                                        $   0.53         $   0.44
                                                                                  ========         ========



   See accompanying notes to the unaudited consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             FOR THE THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                             ---------------------------
                                                                                                1999              1998
                                                                                             ---------         ---------
                                                                                                   (IN THOUSANDS)
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                               $   3,914         $   3,509
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, accretion and amortization, net                                               (608)             (286)
      Provisions for estimated credit losses and estimated losses on other real
         estate owned                                                                            1,215             1,400
      Decrease (increase) in interest receivable                                                    47              (154)
      Decrease in other assets                                                                     116               582
      Increase (decrease)  in accounts payable and other liabilities                             2,469              (607)
                                                                                             ---------         ---------

         Net cash provided by operating activities                                               7,153             4,444
                                                                                             ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in loans receivable, net                                                           (16,643)          (27,359)
   Purchases of loans                                                                          (13,119)               --
   Purchases of investment securities available for sale                                       (10,403)           (5,000)
   Proceeds from the maturity of investment securities available for sale                           --            20,050
   Increase in stock in Federal Home Loan Bank                                                    (173)             (176)
   Repayment of principal on mortgage-backed securities                                             --             1,679
   Proceeds from sale of real estate loans                                                       7,931             2,415
   Cash paid for capital expenditures                                                             (291)             (155)
   Other, net                                                                                       21                (1)
                                                                                             ---------         ---------

         Net cash used in investing activities                                                 (32,677)           (8,547)
                                                                                             ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock options exercised                                                                  --                34
    Net decrease in deposit accounts                                                           (21,849)           (6,856)
    Net decrease in Federal Home Loan Bank advances                                             (4,250)           (1,000)
                                                                                             ---------         ---------

          Net cash used in financing activities                                                (26,099)           (7,822)
                                                                                             ---------         ---------

             Net increase in cash and cash equivalents                                         (51,623)          (11,925)
             Cash and cash equivalents at beginning of period                                  125,602           123,885
                                                                                             ---------         ---------

             Cash and cash equivalents at end of period                                      $  73,979         $ 111,960
                                                                                             =========         =========

Supplemental Cash Flow Information:
    Cash paid during the period for interest                                                 $  11,382         $  13,052
    Cash paid during the period for income taxes                                             $     700         $   1,250
Noncash Investing Transactions:
    Loans transferred to other real estate owned                                             $     650         $     308
    Loans to facilitate the sale of other real estate owned                                  $      --         $      --



   See accompanying notes to the unaudited consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


NOTE 1 - BASIS OF PRESENTATION

         The unaudited consolidated financial statements of ITLA Capital Corporation ("ITLA Capital") included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. The unaudited consolidated financial statements include the accounts of ITLA Capital and its wholly-owned subsidiaries, Imperial Thrift and Loan Association ("Imperial Thrift and Loan"), ITLA Funding Corporation ("ITLA Funding") and ITLA Commercial Investment Corporation. All material intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations for the remainder of the year.

         These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in ITLA Capital's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - EARNINGS PER SHARE

         Basic Earnings Per Share ("Basic EPS") is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted Earnings Per Share ("Diluted EPS") reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which shared in the earnings of ITLA Capital.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


NOTE 2 - EARNINGS PER SHARE (Continued)

         The following is a reconciliation of the calculation of Basic and Diluted EPS.

                                              FOR THE THREE MONTHS ENDED MARCH 31
                                        --------------------------------------------
                                                         WEIGHTED-
                                                          AVERAGE           PER
                                           NET            SHARES           SHARE
                                         INCOME         OUTSTANDING        AMOUNT
                                        ---------        ---------        ---------
                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
1999
Basic EPS                               $   3,914        7,166,484        $   0.55
Effect of Dilutive Stock Options               --          168,512           (0.02)
                                        ---------        ---------        --------
Diluted EPS                             $   3,914        7,334,996        $   0.53
                                        =========        =========        ========


1998
Basic EPS                               $   3,509        7,697,654        $   0.46
Effect of Dilutive Stock Options               --          249,228           (0.02)
                                        ---------        ---------        --------
Diluted EPS                             $   3,509        7,946,882        $   0.44
                                        =========        =========        ========


NOTE 3 - COMPREHENSIVE INCOME

         Comprehensive income, which encompasses net income and unrealized gains (losses) on investment securities available for sale, is presented below:


                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                      -----------------------
                                                                                        1999           1998
                                                                                      -------         -------
                                                                                         (IN THOUSANDS)
Net income                                                                            $ 3,914         $ 3,509

Other comprehensive income-
    unrealized loss on investment securities available for sale, net of tax benefit of $44 and $1 for the three months ended  March 31, 1999 and 1998,
    respectively                                                                          (58)             (2)
                                                                                      -------         -------

        Comprehensive income                                                          $ 3,856         $ 3,507
                                                                                      =======         =======

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)



NOTE 4 - IMPAIRED LOANS RECEIVABLE

         As of March 31, 1999 and December 31, 1998, the recorded investment in loans receivable that were considered impaired under Statement of Financial Accounting Standards No. 114 was $8.1 million and $6.0 million, respectively. The average recorded investment in impaired loans was $6.6 million for the three month period ended March 31, 1999 and $5.5 million for the year ended December 31, 1998. Interest income recognized on impaired loans was not material during the three month periods ended March 31, 1999 and 1998.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis is intended to identify the major factors that influenced the financial condition and results of operations of ITLA Capital as of and for the three month period ended March 31, 1999.

         "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, changes in economic conditions in ITLA Capital's market areas, changes in policies by regulatory agencies, the impact of competitive loan products, loan demand risks, fluctuations in interest rates and operating results and other risks detailed from time to time in ITLA Capital's filings with the Securities and Exchange Commission. ITLA Capital cautions readers not to place undue reliance on forward-looking statements. ITLA Capital does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause ITLA Capital's actual results for 1999 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, ITLA Capital.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

NET INCOME

         Net income totaled $3.9 million for the three months ended March 31, 1999 compared to $3.5 million for the corresponding period in 1998, an increase of 11.5 percent. The increase in net income was primarily due to an increase in net interest income and decreases in the provision for estimated credit losses and noninterest expenses, partially offset by a decrease in noninterest income and an increase in the provision for income taxes. Diluted EPS was $0.53 for the three months ended March 31, 1999 compared to $0.44 for the corresponding period in 1998, an increase of 20.5 percent.

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

                                          FOR THE THREE MONTHS ENDED MARCH 31, 1999 VS. 1998
                                          --------------------------------------------------
                                            INCREASE (DECREASE) DUE TO:
                                            ---------------------------
                                               VOLUME          RATE            TOTAL
                                              --------        -------         -------
                                                          (IN THOUSANDS)
Interest and fees earned from:
        Loans receivable(1), net              $ 1,593         $  (886)        $   707
        Investment securities                    (641)           (349)           (990)
        Mortgage-backed securities               (392)             --            (392)
                                              -------         -------         -------
          Total increase (decrease) in
          interest income                         560          (1,235)           (675)
                                              -------         -------         -------

Interest paid for:
        Deposit accounts                         (107)         (1,084)         (1,191)
        FHLB advances                            (311)            (77)           (388)
          Total increase (decrease) in
             interest expense
                                              -------         -------         -------
                                                 (418)         (1,161)         (1,579)
                                              -------         -------         -------
Increase in net interest income               $   978         $   (74)        $   904
                                              =======         =======         =======


----------
(1) Loans receivable, net, consist of loans held for investment and loans held for sale.

         Total interest income decreased by $0.7 million in the 1999 first quarter compared to the corresponding period in 1998 due primarily to declines in the yields earned on loans and investment securities and declines in the average outstanding balances of investment securities and mortgage backed securities, partially offset by an increase in the average balance of loans receivable. The weighted-average yield on loans receivable decreased to 10.51 percent for the 1999 first quarter compared to 10.93 percent for the corresponding period in 1998, while the yield on investment securities declined to 4.62 percent in the current year from 5.55 percent in the prior year. Interest and fee income earned on loans receivable includes income recognized from the early payoff of loans. Excluding this income from prepayments, the yields on loans receivable would have been 10.19 percent and 10.55 percent for the three months ended March 31, 1999 and 1998, respectively. The decline in the yields on loans and investment securities was consistent with the general declines in market interest rates during the 1999 first quarter compared to the corresponding period in the prior year. The average balance of loans receivable increased $60.6 million, or 7.4 percent, due primarily to growth in the real estate loan portfolio. The increase in average loans receivable was funded primarily from cash generated from maturities of investment securities and the sale of mortgage backed securities in the fourth quarter of 1998.

         Total interest expense decreased by $1.6 million in the 1999 first quarter compared to the corresponding period in 1998 due primarily to a decline in the cost of funds, as well as to declines in the average balances of deposit accounts and FHLB advances. The average balance of deposit accounts decreased $7.5 million during the first quarter of 1999 as compared to the 1998 first quarter and the average balance of FHLB advances declined by $22.8 million. The average rate paid for interest bearing liabilities decreased to 5.32 percent for the 1999 first quarter from 5.85 percent during the corresponding period in 1998. This decline in funding costs was consistent with the decline in market interest rates.

PROVISIONS FOR ESTIMATED CREDIT LOSSES AND VALUATION ALLOWANCE ON LOANS HELD FOR SALE

         Management periodically assesses the adequacy of the allowance for credit losses by reference to many factors which may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements, general portfolio trends relative to asset and portfolio size, asset categories, potential credit and geographic concentrations, nonaccrual loan levels, historical loss experience and risks associated with changes in economic, social and business conditions. Accordingly, the calculation of the adequacy of the allowance for credit losses is not based solely on the level of nonperforming assets. Management believes that the allowance for credit losses as of March 31, 1999 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact ITLA Capital's financial condition and results of operations. In addition, the determination of the amount of the allowance for credit losses is subject to review by Imperial's regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

         The provision for estimated credit losses decreased to $1.2 million in the 1999 first quarter from $1.4 million in the corresponding period in 1998. In both periods, the provision for estimated credit losses was recorded to provide for reserves due to the risks associated with increased concentrations in construction lending and the geographic expansion of the commercial real estate loan portfolio to loans outside of the state of California. In addition, the acceptable loan to value ratios on new loan originations increased by five percent during 1998 in response to competitive pressures in the marketplace, but have not increased since that period. While the amount of the increase in the loan portfolio was relatively consistent in the current year as compared to the same period in the prior year, the provision for estimated credit losses declined slightly due to a larger portion of the increase resulting from one-to four family residential real estate loans in the current period. One-to four family residential real estate loans are for smaller loan amounts, are more geographically disbursed, and generally have a lower risk profile than commercial real estate loans.

         Nonperforming assets to total assets increased to 0.92 percent as of March 31, 1999, compared to 0.64 percent at December 31, 1998, due to increases in nonperforming loans and a small increase in other real estate owned ("OREO"). The aggregate amount of nonperforming assets increased to $9.3 million as of March 31, 1999 from $6.6 million at December 31, 1998. At March 31, 1999, the total allowance for credit losses was $17.8 million or 1.98 percent of total loans held for investment. See also "Financial Condition - Nonperforming Assets and Allowance for Credit Losses."

NONINTEREST INCOME

         Noninterest income totaled $0.3 million for the three months ended March 31, 1999 compared to $0.9 million for the corresponding period in 1998. The decrease in noninterest income was due to decreased fee income from mortgage banking activities recognized by ITLA Funding. During the third quarter of 1998, ITLA Funding experienced a significant decline in the demand for fixed rate commercial real estate loans originated for sale to third party investors due to a decline in the commercial real estate securities market. For the three month period ended March 31, 1999, $3.0 million of commercial real estate loans for third-party investors were funded and $30,000 of fee income was recognized from these loans compared to $50.1 million of loans funded and $0.6 million of fee income recognized during the corresponding period in the prior year.

NONINTEREST EXPENSE

         Noninterest expense totaled $5.1 million for the three months ended March 31, 1999 compared to $5.3 million for the corresponding period in 1998. The decrease in noninterest expense was due primarily to decreases in the cost of OREO operations and in general and administrative expenses resulting from the decrease in loan originations by ITLA Funding.

         For both the three months ended March 31, 1999 and 1998, ITLA Capital's ratio of consolidated general and administrative expense to average assets, on an annualized basis, was 2.0 percent. ITLA Capital's efficiency ratio excluding real estate operations was 39.4 percent for the quarter ended March 31, 1999 compared to 41.2 percent during the corresponding period in the prior year.

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

         ITLA Capital's State of Readiness - During the first quarter of 1998, ITLA Capital formulated its plan to address the Year 2000 issue. Since that time, ITLA Capital has taken the following steps:

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

o Tested the year 2000 compliant version of ITLA Capital's core banking system;

o Commenced processing all daily activity on the upgraded, year 2000 compliant release of the core banking system; and

o Submitted to an examination by the FDIC to assess the adequacy of ITLA Capital's plan for addressing the Year 2000 issue. The results of this examination are confidential as a matter of law.

         Company Resources Invested in the Year 2000 Project - ITLA Capital's Year 2000 project team is responsible for ensuring that all Company systems are identified, analyzed for Year 2000 compliance, and corrected, if necessary, by September 30, 1999. The Year 2000 project team members represent all functional areas of ITLA Capital. ITLA Capital's Board of Directors oversees the Year 2000 plan and provides guidance and resources to, and receives quarterly updates from, the Year 2000 project team.

         ITLA Capital is expensing the cost of all required system changes and such costs are funded through operating cash flows. The total estimated cost of the Year 2000 conversion project is approximately $75,000, with approximately $21,000 incurred and expensed by ITLA Capital through March 31, 1999. ITLA Capital does not expect significant increases in future data processing costs relating to Year 2000 compliance.

         The Risks of ITLA Capital's Year 2000 Issues - Like most financial service providers, ITLA Capital and its operations may be significantly affected by the Year 2000 issue due to dependence on technology and date-sensitive data. Computer software, hardware and other equipment, both within and outside ITLA Capital's direct control, and third parties with whom ITLA Capital electronically or operationally interfaces (including, without limitation, its customers and third party vendors) are likely to be affected. If computer systems are not modified to identify the year 2000, computer applications could fail or create erroneous results. Many calculations reliant on date field information, such as interest, payment or due dates and other operating functions, could generate erroneous results, and ITLA Capital could experience an inability to process transactions, prepare statements or engage in similar normal business activities. A failure to adequately address the Year 2000 issue could adversely affect the viability of ITLA Capital's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 issue could result in a significant adverse impact on ITLA Capital's operations and, in turn, its financial condition and results of operations.

         ITLA Capital's Contingency Plan - ITLA Capital has developed contingency plans for each of its mission critical systems. These contingency plans include selecting a new vendor or service provider or system conversions. In the event a current vendor's system fails during Year 2000 compliance testing and it is determined that the system failure cannot be corrected, ITLA Capital anticipates it will convert to an alternative, Year 2000 compliant system.

         ITLA Capital's core banking system is used by a number of other financial institutions and has been examined for Year 2000 readiness by the Federal Financial Institutions Examination Counsel and has been found to be Year 2000 compliant.

FINANCIAL CONDITION

NONPERFORMING ASSETS AND ALLOWANCE FOR CREDIT LOSSES

         The following table sets forth ITLA Capital's nonperforming assets by category as of the dates indicated.


                                                    MARCH 31,     DECEMBER 31,
                                                      1999           1998
                                                     -------        ------
                                                      (Dollars in Thousands)
Nonaccrual loans                                     $7,477         $5,434
Other real estate owned, net                          1,836          1,201
                                                     ------         ------

      Total nonperforming assets                     $9,313         $6,635
                                                     ======         ======

Nonaccrual loans held for investment to total
   gross loans held for investment                     0.82%          0.62%

Nonperforming assets to total assets                   0.92%          0.64%



         The following table provides certain information regarding ITLA Capital's allowance for credit losses.


                                                       THREE MONTHS
                                                          ENDED          YEAR ENDED
                                                         MARCH 31,       DECEMBER 31,
                                                           1999             1998
                                                         --------         ---------
                                                           (Dollars in Thousands)
Balance at beginning of period                           $ 16,811         $ 12,178
Provision for estimated credit losses                       1,200            4,550
Net recoveries (charge-offs) on real estate loans            (193)              83
                                                         --------         --------

          Balance at end of period                       $ 17,818         $ 16,811
                                                         ========         ========


LIQUIDITY AND DEPOSIT ACCOUNTS

         Liquidity refers to ITLA Capital's ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans receivable. ITLA Capital maintains a cash and investment securities portfolio designed to satisfy operating and regulatory liquidity requirements while preserving capital and maximizing yield. As of March 31, 1999, ITLA Capital held approximately $74.0 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $10.6 million of investment securities classified as available for sale. Short-term investments classified as cash equivalents consisted of government money market funds, and short-term government agency securities, while investment securities available for sale consisted primarily of fixed income instruments which were rated "AAA" or equivalent by nationally recognized rating agencies. As of March 31, 1999 and December 31, 1997, Imperial Thrift and Loan's liquidity ratios were
8.5 percent and 12.5 percent, respectively, exceeding the regulatory requirement of 1.5 percent. In addition, Imperial Thrift and Loan's liquidity position is supported by a credit facility with the FHLB with an available borrowing capacity of $28.1 million, and by federal funds lines of credit with two major banks with an available borrowing capacity of $30.0 million.

         Total deposit accounts decreased to $844.9 million at March 31, 1999 from $866.8 million at December 31, 1998. ITLA Capital retained a significant amount of the funds which matured through rollover of maturing deposit accounts during the three months ended March 31, 1999. Although ITLA Capital competes for deposits primarily on the basis of rates, based on its historical experience regarding retention of deposits, management believes that a significant portion of deposits will remain with ITLA Capital upon maturity on an ongoing basis.

CAPITAL RESOURCES

         As of March 31, 1999, Imperial Thrift and Loan's Leverage (Core), Tier I and Total Risk-Based capital ratios were 9.3 percent, 9.6 percent and 10.9 percent, respectively. These ratios were 8.7 percent, 9.3 percent and 10.6 percent, respectively, as of December 31, 1998. The minimum regulatory requirement for Leverage (Core), Tier I and Risk-Based capital are 4.0 percent,
4.0 percent and 8.0 percent, respectively. As of March 31, 1999, Imperial Thrift and Loan's capital position was designated as "well capitalized" for regulatory purposes.

         ITLA Capital's shareholders' equity increased $3.9 million from December 31, 1998 to March 31, 1999 due to the accumulation of $3.9 million in net income. There were no dividends declared or paid by ITLA Capital during the first three months of 1999.

MARKET RISK

         ITLA Capital's estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in ITLA Capital's annual report on Form 10-K for the year ended December 31, 1998.

PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

          ITLA Capital is a party to certain legal proceedings incidental to its business. Management believes that the outcome of such proceedings, in the aggregate, will not have a material effect on ITLA Capital's financial condition or results of operations.

ITEM 2    CHANGES IN SECURITIES

          Not applicable.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5    OTHER INFORMATION

          None.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          Not applicable.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            ITLA CAPITAL CORPORATION



Date:  May 10, 1999                    /s/ George W. Haligowski
                                       -----------------------------------------
                                       George W. Haligowski
                                       Chairman of the Board, President and
                                       Chief Executive Officer



Date: May 10, 1999                     /s/ Michael A. Sicuro
                                       -----------------------------------------
                                       Michael A. Sicuro
                                       Managing Director and Chief
                                       Financial Officer