Form 10-K/A
period 1998-12-31
ITLA CAPITAL CORP
filed 1999-06-09
CIK 1000234

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                             (Amendment Number One)

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

                         Commission File Number 0-26960

                            ITLA CAPITAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                   Delaware                             95-4596322
(State or Other Jurisdiction of Incorporation        (I.R.S. Employer
               or Organization)                     Identification No.)

  888 Prospect Street, Suite 110, La Jolla,                92037
                  California
   (Address of Principal Executive Offices)             (Zip Code)

        Registrant's Telephone Number, Including Area Code: (619) 551-0511

            Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

            Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 Par Value
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---- ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

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

================================================================================

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)      FINANCIAL STATEMENTS:

          The Company's consolidated financial statements, and Report of Independent Public Accountants thereon, are included in the Form 10-K (File No. 0-26960) filed with the Securities and Exchange Commission on March 30, 1999, at the pages listed below:

                                                                            PAGE

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


(A)(2)      FINANCIAL STATEMENT SCHEDULES:

          All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements, included in the Form 10-K (File No. 0-26960) filed with the Securities and Exchange Commission on March 30, 1999.

(A)(3)      EXHIBITS:


                                                                  Reference
                                                      Filing          to
Regulation                                          Or Exhibit      Prior
   S-K                                                Number     Sequential
 Exhibit                                            Attached         Page
  Number                   Document                  Hereto         Number
---------------------------------------------------------------------------

    2      Certificate of Incorporation, as amended     **       Not applicable
    3      Bylaws, as amended                           **       Not applicable
    4      Instruments Defining the Rights of
           Holders, Including Indentures
           Security                                    None      Not applicable

    9      Voting Trust Agreement                      None      Not applicable
    10     Material Contracts                          None      Not applicable
   10.1    1995 Stock Option Plan for Nonemployee       *        Not applicable
           Directors
   10.2    1995 Employee Stock Incentive Plan           *        Not applicable
   10.3    Nonqualified Deferred Compensation Plan      *        Not applicable
   10.4    Supplemental Salary Savings Plan             *        Not applicable
   10.5    Glendale Headquarters Lease Agreement        *        Not applicable
   10.6    Data Processing Agreement                    *        Not applicable
   10.7    Employment Agreement with George W.          *        Not applicable
           Halogowski
   10.8    Change of Control Agreements                 *        Not applicable
   10.9    Recognition and Retention Plan               **       Not applicable
  10.10    Voluntary Retainer Stock and Deferred
           Compensation Plan for Outside Directors      **       Not applicable
    11     Statement Regarding Computation of Per
           Share Earnings                              None      Not applicable
    12     Statement Regarding Computation of
           Ratios                                      None      Not applicable
    13     Annual Report to Security Holders      Not required   Not applicable
    18     Letter Regarding Change in Accounting       None      Not applicable
           Principals
    21     Subsidiaries of the Registrant              ***       Not applicable
    22     Published Report Regarding Matters
           Submitted to Vote Of Security Holders       None      Not applicable

    23     Consent of Independent Certified Public
           Accountants                                  23       Page 6
    24     Power of Attorney                      Not required   Not applicable
    27     Financial Data Schedule                     ***       Not applicable
    28     Information from Reports Furnished to
           State Insurance Regulatory Authorities      None      Not applicable


----------

* Filed as exhibits to the Company's Registration Statement on Form S-1 (File No. 33-96518) filed with the Securities and Exchange Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.

** Filed as exhibits to the Company's Registration Statement on Form S-4 (File No. 333-03551) filed with the Securities and Exchange Commission on May 10, 1996, pursuant to Section 5 of the Securities Act of 1933.

*** Filed as exhibits to the Company's Annual Report on Form 10-K (File No. 0-26960) filed with the Securities and Exchange Commission on March 30, 1999, pursuant to Section 15 of the Securities and Exchange Act of 1934.


(B)   REPORTS ON FORM 8-K:

       None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          ITLA CAPITAL CORPORATION



Date:  June 9, 1999                       By:  /s/  George W. Haligowski
                                               ---------------------------------
                                               George W. Haligowski
                                               Chairman of the Board,
                                                President and Chief Executive
                                                Officer
                                                (DULY AUTHORIZED REPRESENTATIVE)