Form 10-Q
period 1999-06-30
ITLA CAPITAL CORP
filed 1999-08-13
CIK 1000234

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                                       OR

      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from ___________ to ___________


                         Commission File Number 0-26960
             ------------------------------------------------------


                            ITLA CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                      95-4596322
  -----------------------------                ---------------------------------
        (State or Other                        (IRS Employer Identification No.)
  Jurisdiction of Incorporation
        or Organization)

  888 Prospect St., Suite 110,
       La Jolla, California                                  92037
  -----------------------------                ---------------------------------
      (Address of Principal                                (Zip Code)
        Executive Offices)

                                 (619) 551-0511
             ------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Number of shares of common stock of the registrant: 7,195,484 outstanding as of August 13, 1999.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30,
                                                                               1999           DECEMBER 31,
                                                                            (UNAUDITED)           1998
                                                                           ------------       ------------
                                                                                (IN THOUSANDS EXCEPT
                                                                                   SHARE AMOUNTS)
                                            ASSETS
Cash and cash equivalents                                                  $     54,136       $    125,602
Investment securities available for sale, at approximate fair value              45,583                329
Stock in Federal Home Loan Bank                                                   5,682             12,633
Loans held for investment, net (net of allowance for credit losses of
     $18,380 and $16,811 in 1999 and 1998, respectively)                        937,340            862,089
Loans held for sale, at lower of cost or fair market value                           --             12,188
Interest receivable                                                               6,509              6,321
Other real estate owned, net                                                      5,790              1,201
Premises and equipment, net                                                       3,229              3,493
Deferred income taxes                                                             6,020              6,270
Other assets                                                                      5,036              2,521
                                                                           ------------       ------------
               Total assets                                                $  1,069,325       $  1,032,647
                                                                           ============       ============

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Deposit accounts                                                      $    900,516       $    866,798
     Federal Home Loan Bank advances                                             45,250             48,500
     Accounts payable and other liabilities                                       9,310             11,467
                                                                           ------------       ------------
            Total liabilities                                                   955,076            926,765
                                                                           ------------       ------------
Commitments and contingencies                                                        --                 --

Shareholders' equity:
     Preferred stock, 5,000,000 shares authorized, none issued                       --                 --
     Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 8,163,516 issued in 1999 and 8,151,916
        issued in 1998                                                           56,037             55,917
     Retained earnings                                                           71,208             63,273
     Accumulated other comprehensive income (loss)                                  191               (150)
                                                                           ------------       ------------
                                                                                127,436            119,040
     Less treasury stock, at cost - 987,432 shares
        in 1999 and 985,432 in 1998                                             (13,187)           (13,158)
                                                                           ------------       ------------
            Total shareholders' equity                                          114,249            105,882
                                                                           ------------       ------------
               Total liabilities and shareholders' equity                  $  1,069,325       $  1,032,647
                                                                           ============       ============

See accompanying notes to the unaudited consolidated financial statements.

                            ITLA CAPITAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                     FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,                  ENDED JUNE 30,
                                                                    ----------------------       -----------------------
                                                                      1999          1998           1999           1998
                                                                    --------      --------       --------       --------
                                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Interest income:
     Loans receivable, including fees                               $ 23,364      $ 23,280       $ 46,162       $ 45,371
     Investment securities                                             1,495         1,965          2,832          4,292
     Mortgage-backed securities                                           --           318             --            710
                                                                    --------      --------       --------       --------
         Total interest income                                        24,859        25,563         48,994         50,373
                                                                    --------      --------       --------       --------
Interest expense:
     Deposit accounts                                                 10,998        12,109         21,950         24,252
     Federal Home Loan Bank advances                                     590           896          1,103          1,797
                                                                    --------      --------       --------       --------
         Total interest expense                                       11,588        13,005         23,053         26,049
                                                                    --------      --------       --------       --------
            Net interest income before provision
                for estimated credit losses                           13,271        12,558         25,941         24,324

Provision for estimated credit losses                                  1,200         1,600          2,400          3,000
                                                                    --------      --------       --------       --------
            Net interest income after provision
                for estimated credit losses                           12,071        10,958         23,541         21,324
                                                                    --------      --------       --------       --------

Noninterest income:
     Fee income from mortgage banking activities                          46           408             78            990
     Other                                                               264           238            510            515
                                                                    --------      --------       --------       --------

         Total noninterest income                                        310           646            588          1,505
                                                                    --------      --------       --------       --------

Noninterest expense:
     Compensation and benefits                                         2,552         2,553          5,044          5,044
     Occupancy and equipment                                             703           693          1,428          1,387
     FDIC assessment                                                      29            26             73             49
     Other                                                             2,141         1,894          3,982          3,884
                                                                    --------      --------       --------       --------

         Total general and administrative                              5,425         5,166         10,527         10,364
                                                                    --------      --------       --------       --------

     Real estate operations, net                                           7            82              9            162
     Provision for estimated losses on other real estate owned           140           248            155            248
     Gain on sale of other real estate owned, net                         --          (176)            (9)          (176)
                                                                    --------      --------       --------       --------

         Total real estate operations, net                               147           154            155            234
                                                                    --------      --------       --------       --------

            Total noninterest expense                                  5,572         5,320         10,682         10,598
                                                                    --------      --------       --------       --------

Income before provision for income taxes                               6,809         6,284         13,447         12,231

     Provision for income taxes                                        2,788         2,576          5,512          5,014
                                                                    --------      --------       --------       --------
NET INCOME                                                          $  4,021      $  3,708       $  7,935       $  7,217
                                                                    ========      ========       ========       ========
BASIC EARNINGS PER SHARE                                            $   0.56      $   0.48       $   1.11       $   0.94
                                                                    ========      ========       ========       ========
DILUTED EARNINGS PER SHARE                                          $   0.54      $   0.46       $   1.08       $   0.90
                                                                    ========      ========       ========       ========

See accompanying notes to the unaudited consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     FOR THE SIX MONTHS
                                                                                       ENDED JUNE 30,
                                                                                 ----------       ----------
                                                                                    1999             1998
                                                                                 ----------       ----------
                                                                                          (IN THOUSANDS)
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                 $    7,935       $    7,217
      Adjustments to reconcile net income to net cash
          provided by operating activities:
        Depreciation, accretion and amortization, net                                (1,166)            (496)
        Provisions for estimated credit losses and
           estimated losses on other real estate owned                                2,555            3,248
        Gain on the sale of other real estate owned                                      (9)            (176)
        Increase in interest receivable                                                (188)          (1,119)
        Increase in other assets                                                     (2,342)            (299)
        Increase in accounts payable and other liabilities                           (2,157)          (1,876)
                                                                                 ----------       ----------
            Net cash provided by operating activities                                 4,628            6,499
                                                                                 ----------       ----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investment securities available for sale                          (45,157)         (20,520)
     Proceeds from the maturity of investment securities available for sale             194           25,050
     Decrease (increase) in stock in Federal Home Loan Bank                           6,951             (351)
     Repayment of principal on mortgage-backed securities                                --            4,298
     Increase in loans held for investment, net                                     (29,722)         (58,854)
     Purchases of loans held for investment                                         (39,026)              --
     Proceeds from sale of loans                                                        283            3,411
     Proceeds from the sale of other real estate owned                                   --            1,126
     Cash paid for capital expenditures                                                (214)            (261)
     Other, net                                                                          38               --
                                                                                 ----------       ----------
            Net cash used in investing activities                                  (106,653)         (46,101)
                                                                                 ----------       ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
      Common stock options exercised                                                    120               62
      Purchase of Treasury Stock                                                        (29)             (99)
      Net increase in deposit accounts                                               33,718            1,082
      Net decrease in Federal Home Loan Bank advances                                (3,250)          (1,000)
                                                                                 ----------       ----------
             Net cash provided by financing activities                               30,559               45
                                                                                 ----------       ----------
                Net decrease in cash and cash equivalents                           (71,466)         (39,557)
                Cash and cash equivalents at beginning of the period                125,602          123,885
                                                                                 ----------       ----------
                Cash and cash equivalents at end of period                       $   54,136       $   84,328
                                                                                 ==========       ==========
 Supplemental Cash Flow Information:
      Cash paid during the period for interest                                   $   21,728       $   25,914
      Cash paid during the period for income taxes                               $    7,650       $    6,970
 Noncash Investing Transactions:
      Loans transferred to other real estate owned                               $    4,732       $      488
      Loans to facilitate the sale of other real estate owned                    $       --       $      549

See accompanying notes to the unaudited consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

NOTE 1 - BASIS OF PRESENTATION

         The unaudited consolidated financial statements of ITLA Capital Corporation ("ITLA Capital") included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. The unaudited consolidated financial statements include the accounts of ITLA Capital and its wholly-owned subsidiaries, Imperial Thrift and Loan Association ("Imperial Thrift"), ITLA Funding Corporation ("ITLA Funding") and ITLA Commercial Investment Corporation. All material intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results of operations for the remainder of the year.

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

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

NOTE 2 - EARNINGS PER SHARE (Continued)

         The following is a reconciliation of the calculation of Basic and Diluted EPS.

                                         FOR THE THREE MONTHS ENDED JUNE 30,          FOR THE SIX MONTHS ENDED JUNE 30,
                                        ---------------------------------------      ------------------------------------
                                                      WEIGHTED-                                    WEIGHTED-
                                                       AVERAGE         PER                         AVERAGE          PER
                                         NET           SHARES         SHARE           NET          SHARES          SHARE
                                        INCOME       OUTSTANDING      AMOUNT         INCOME       OUTSTANDING      AMOUNT
                                        ------       -----------      ------         ------       -----------     --------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
1999
Basic EPS                               $4,021        7,166,611        $0.56         $7,935        7,166,548        $1.11
Effect of Dilutive Stock Options            --          213,358        (0.02)            --          212,423        (0.03)
                                        ------        ---------        -----         ------        ---------        -----
Diluted EPS                             $4,021        7,379,969        $0.54         $7,935        7,378,971        $1.08
                                        ======        =========        =====         ======        =========        =====
1998
Basic EPS                               $3,708        7,698,984        $0.48         $7,217        7,698,973        $0.94
Effect of Dilutive Stock Options            --          297,296        (0.02)            --          296,935        (0.04)
                                        ------        ---------        -----         ------        ---------        -----
Diluted EPS                             $3,708        7,996,280        $0.46         $7,217        7,995,908        $0.90
                                        ======        =========        =====         ======        =========        =====

NOTE 3 - COMPREHENSIVE INCOME

         Comprehensive income, which encompasses net income and unrealized gains on investment securities available for sale, is presented below:

                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      JUNE 30,                        JUNE 30,
                                               -----------------------         ----------------------
                                                1999            1998            1999            1998
                                               ------          ------          ------          ------
                                                                   (IN THOUSANDS)
Net income                                     $4,021          $3,708          $7,935          $7,217

Other comprehensive income-
     Unrealized gain on investment
     securities available for sale,
     net of tax expense of $277,000 and
     $35,000 for the three months ended
     June 30, 1999 and 1998, and net of
     income tax expense of $237,000 and
     $33,000 for the six months ended
     June 30, 1999 and 1998 respectively          399              50             341              48
                                               ------          ------          ------          ------
         Comprehensive income                  $4,420          $3,758          $8,276          $7,265
                                               ======          ======          ======          ======

                   ITLA CAPITAL CORPORATION AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  (CONTINUED)


NOTE 4 - IMPAIRED LOANS RECEIVABLE

         As of June 30, 1999 and December 31, 1998, the recorded investment in loans receivable that were considered impaired under Statement of Financial Accounting Standards No. 114 was $6.8 million and $6.0 million, respectively. The average recorded investment in impaired loans was $6.8 million for the six month period ended June 30, 1999 and $5.5 million for the year ended December 31, 1998. Interest income recognized on impaired loans was not material during the three and six month periods ended June 30, 1999 and 1998.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis is intended to identify the major factors that influenced the financial condition and results of operations of ITLA Capital as of and for the three month and six month periods ended June 30, 1999.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

NET INCOME

         Net income totaled $4.0 million for the three months ended June 30, 1999 compared to $3.7 million for the corresponding period in 1998, an increase of 8.4 percent. The increase in net income was primarily due to an increase in net interest income and a decrease in the provision for estimated credit losses, partially offset by a decrease in noninterest income and increases in noninterest expenses and the provision for income taxes. Diluted EPS was $0.54 for the three months ended June 30, 1999 compared to $0.46 for the corresponding period in 1998, an increase of 17.4 percent.

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

                                                     FOR THE THREE MONTHS ENDED JUNE 30, 1999 VS. 1998
                                                     INCREASE (DECREASE) DUE TO:
                                                     -----------------------------------------------
                                                       VOLUME              RATE              TOTAL
                                                      --------           --------           --------
                                                                      (IN THOUSANDS)
Interest and fees earned from:
         Loans receivable, net(1)                     $  1,736           $ (1,652)          $     84
         Cash and Investment securities                   (640)               170               (470)
         Mortgage-backed securities                       (318)                --               (318)
                                                      --------           --------           --------
           Total increase (decrease) in
              interest income                              778             (1,482)              (704)
                                                      --------           --------           --------

Interest paid for:
         Deposit accounts                                   33             (1,144)            (1,111)
         FHLB advances                                    (225)               (81)              (306)
                                                      --------           --------           --------
           Total decrease in
              interest expense                            (192)            (1,225)            (1,417)
                                                      --------           --------           --------
Increase (decrease) in net interest income            $    970           $   (257)          $    713
                                                      ========           ========           ========

(1) Loans receivable, net, consist of loans held for investment and loans held for sale.

         Total interest income decreased by $0.7 million in the second quarter of 1999 compared to the corresponding period in 1998 due primarily to declines in the yields earned on loans and declines in the average outstanding balances of investment securities and mortgage backed securities, partially offset by an increase in the average balance of loans receivable and the yield on cash and investment securities. The weighted-average yield on loans receivable decreased to 10.28 percent for the second quarter of 1999 compared to 10.97 percent for the corresponding period in 1998. The decline in the yields on loans relative to the corresponding period in the prior year was consistent with the general declines in market interest rates that occurred during the period. Interest and fee income earned on loans receivable includes income recognized from the early payoff of loans. Excluding this income from prepayments, the yields on loans receivable would have been 10.01 percent and 10.83 percent for the three months ended June 30, 1999 and 1998, respectively. The average balance of loans receivable increased $60.4 million, or 7.1 percent, due primarily to loan originations and purchases of single family residential mortgages, partially offset by prepayments and scheduled loan amortization and payoffs. The increase in average loans receivable was funded by utilizing existing excess liquidity.

         The yield on cash and investment securities increased to 6.0 percent in the current year from 5.45 percent in the prior year primarily due to a $0.4 million dividend earned on the Company's investment in common stock of Imperial Credit Commercial Mortgage Investment Corporation ("ICMI"). There were no such dividends earned in the corresponding period in the prior year.

         Total interest expense decreased by $1.4 million in the second quarter of 1999 compared to the corresponding period in 1998 due primarily to a decline in the cost of funds, as well as to a decline in the average balance of FHLB advances partially offset by an increase in the average balance of deposit accounts. The average balance of deposit accounts increased $2.0 million during the second quarter of 1999 as compared to the 1998 second quarter, while the average balance of FHLB advances declined by $16.8 million. The average rate paid for interest bearing liabilities decreased to 5.24 percent for the 1999 second quarter from 5.77 percent during the corresponding period in 1998. This decline in funding costs was consistent with the general decline in market interest rates.

PROVISIONS FOR ESTIMATED CREDIT LOSSES AND VALUATION ALLOWANCE ON LOANS HELD FOR SALE

         Management periodically assesses the adequacy of the allowance for credit losses by reference to many factors which may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements, general portfolio trends relative to asset and portfolio size, asset categories, credit and geographic concentrations, nonaccrual loan levels, historical loss experience and risks associated with changes in economic, social and business conditions. Accordingly, the calculation of the adequacy of the allowance for credit losses is not based solely on the level of nonperforming assets. Management believes that the allowance for credit losses as of June 30, 1999 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact ITLA Capital's financial condition and results of operations. In addition, the determination of the amount of the allowance for credit losses is subject to review by Imperial Thrift's regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

         The provision for estimated credit losses decreased to $1.2 million in the 1999 second quarter from $1.6 million in the corresponding period in 1998. The provision for estimated credit losses was recorded to provide for reserves due to growth in the loan portfolio and due to increased concentrations in construction lending and the geographic expansion of the commercial real estate loan portfolio to loans outside of the state of California. In addition, the acceptable loan to value ratios on new loan originations increased by five percent during 1998 in response to market competition; loan to value ratios have not increased since 1998. While the amount of the increase in the loan portfolio was relatively consistent in the current year as compared to the same period in the prior year, the provision for estimated credit losses declined slightly due to a larger portion of the increase resulting from one-to four family residential real estate loans purchased in the current period. One-to four family residential real estate loans are for smaller loan amounts, are more geographically disbursed, and generally may have a lower risk profile than commercial real estate loans.

         Nonperforming assets as a percentage of total assets increased to 1.18 percent as of June 30, 1999, compared to 0.64 percent at December 31, 1998, due to a small increase in nonperforming loans and a $4.6 million increase in other real estate owned ("OREO"). The aggregate amount of nonperforming assets increased to $12.6 million as of June 30, 1999 from $6.6 million at December 31, 1998. At June 30, 1999, the total allowance for credit losses was $18.4 million or 1.92 percent of total loans held for investment. See also "Financial Condition - Nonperforming Assets and Allowance for Credit Losses."

NONINTEREST INCOME

         Noninterest income totaled $0.3 million for the three months ended June 30, 1999 compared to $0.6 million for the corresponding period in 1998. The decrease in noninterest income was due to decreased fee income from mortgage banking activities at ITLA Funding. During the third quarter of 1998, ITLA Funding experienced a significant decline in the demand for fixed rate commercial real estate loans originated for sale to third party investors due to a decline in the commercial real estate securities market. For the three month period ended June 30, 1999, $3.0 million of commercial real estate loans for third-party investors were funded and $46,000 of fee income was recognized compared to $39.5 million of loans funded and $0.4 million of fee income recognized during the corresponding period in the prior year.

NONINTEREST EXPENSE

         Noninterest expense totaled $5.6 million for the three months ended June 30, 1999 compared to $5.3 million for the corresponding period in 1998. The increase in noninterest expense was due primarily to an increase in expenses incurred related to corporate development activities.

         For the three months ended June 30, 1999 ITLA Capital's ratio of consolidated general and administrative expense to average assets, on an annualized basis, was 2.15 percent compared to 2.03 percent in the 1998 quarter. ITLA Capital's efficiency ratio excluding real estate operations was 39.95 percent for the quarter ended June 30, 1999 compared to 40.32 percent during the corresponding period in the prior year.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

NET INCOME

         Net income totaled $7.9 million for the six months ended June 30, 1999 compared to $7.2 million for the corresponding period in 1998, an increase of
9.9 percent. The increase in net income was due primarily to an increase in net interest income and a decrease in the provision for estimated credit losses, partially offset by a decrease in noninterest income and increases in non interest expenses and the provision for income taxes. Diluted EPS was $1.08 for the six months ended June 30, 1999 compared to $0.90 for the corresponding period in 1998, an increase of 20.0 percent.

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

                                               FOR THE SIX MONTHS ENDED  JUNE 30, 1999 VS. 1998
                                               INCREASE (DECREASE) DUE TO:
                                               ------------------------------------------------
                                                 VOLUME             RATE             TOTAL
                                                 -------           -------           -------
                                                               (IN THOUSANDS)
Interest and fees earned from:
         Loans receivable, net(1)                $ 3,193           $(2,402)          $   791
         Cash and investment securities           (1,275)             (185)           (1,460)
         Mortgage-backed securities                 (710)               --              (710)
                                                 -------           -------           -------
           Total increase (decrease) in
              interest income                      1,208            (2,587)           (1,379)
                                                 -------           -------           -------
Interest paid for:
         Deposit accounts                            (78)           (2,224)           (2,302)
         FHLB advances                              (542)             (152)             (694)
                                                 -------           -------           -------
           Total decrease in
              interest expense                      (620)           (2,376)           (2,996)
                                                 -------           -------           -------
Increase (decrease) in net interest income       $ 1,828           $  (211)          $ 1,617
                                                 =======           =======           =======

(1) Loans receivable, net, consist of loans held for investment and loans held for sale.

         Total interest income decreased by $1.4 million in the first half of 1999 compared to the corresponding period in 1998 due primarily to declines in the yields earned on loans and cash and investment securities and to declines in the average outstanding balances of cash and investment securities and mortgage backed securities, partially offset by an increase in the average balance of loans receivable. The weighted-average yield on loans receivable decreased to
10.39 percent for the first half of 1999 compared to 10.96 percent for the corresponding period in 1998, while the yield on investment securities decreased to 5.26 percent in the current year from 5.50 percent in the prior year. The decline in the yields on loans and investment securities relative to the corresponding period in the prior year was consistent with the general declines in market interest rates that occurred during the period. Interest and fee income earned on loans receivable includes income recognized from the early payoff of loans. Excluding this income from prepayments, the yields on loans receivable would have been 10.10 percent and 10.88 percent for the six months ended June 30, 1999 and 1998, respectively. The average balance of loans receivable increased $60.6 million, or 7.3 percent, due primarily to growth in originations and through purchases of single family residential mortgages. The increase in average loans receivable was funded by utilizing existing excess liquidity.

         Total interest expense decreased by $3.0 million in the first half of 1999 compared to the corresponding period in 1998 due primarily to a decline in the cost of funds, as well as to a decline in the average balance of FHLB advances and deposit accounts. The average rate paid for interest bearing liabilities decreased to 5.28 percent for the 1999 first half from 5.81 percent during the corresponding period in 1998. This decline in funding costs was consistent with the decline in market interest rates. The average balance of deposit accounts decreased $2.7 million during the first half of 1999 as compared to the same period last year and the average balance of FHLB advances declined by $19.8 million.

PROVISIONS FOR ESTIMATED CREDIT LOSSES AND VALUATION ALLOWANCE ON LOANS HELD FOR SALE

         The provision for estimated credit losses decreased to $2.4 million in the first six months of 1999 from $3.0 million in the corresponding period in 1998. In both periods, the provision for estimated credit losses was recorded to provide for reserves due to growth in the loan portfolio and due to increased concentrations in construction lending and the geographic expansion of the commercial real estate loan portfolio to loans outside of the state of California. In addition, the acceptable loan to value ratios on new loan originations increased by five percent during 1998 in response to competitive pressures in the marketplace, but have not increased since that period. While the amount of the increase in the loan portfolio was higher in the current year as compared to the same period in the prior year, the provision for estimated credit losses declined slightly due to a larger portion of the increase resulting from one-to four family residential real estate loans purchased during 1999. One-to four family residential real estate loans are for smaller loan amounts, are more geographically disbursed, and generally may have a lower risk profile than commercial real estate loans.

NONINTEREST INCOME

         Noninterest income totaled $0.6 million for the six months ended June 30, 1999 compared to $1.5 million for the corresponding period in 1998. The decrease in noninterest income was due to decreased fee income from mortgage banking activities at ITLA Funding. For the six month period ended June 30, 1999, $6.0 million of commercial real estate loans for third-party investors were funded and $78,000 of fee income was recognized compared to $89.6 million of loans funded and $1.0 million of fee income recognized during the corresponding period in the prior year.

NONINTEREST EXPENSE

         Noninterest expense totaled $10.7 million for the six months ended June 30, 1999 compared to $10.6 million for the corresponding period in 1998, an increase of $0.1 million or 0.9 percent. For the six months ended June 30, 1999 ITLA Capital's ratio of consolidated general and administrative expense to average assets, on an annualized basis, was 2.10 percent compared to 2.04 percent in the corresponding period in the prior year. ITLA Capital's efficiency ratio excluding real estate operations was 39.68 percent for the six months ended June 30, 1999 compared to 40.13 percent during the corresponding period in the prior year.

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

         ITLA Capital's State of Readiness - In 1998, ITLA Capital formulated its plan to address the Year 2000 issue. Since that time, ITLA Capital has taken the following steps:

-        Established a Year 2000 Project Team;

-        Inventoried Company applications and system software;

- Built an internal tracking database for application and vendor software;

-        Developed a time line for completion of Year 2000 project milestones;

- Surveyed major customers to assess the Year 2000 impact and their ability to honor loan obligations;

-        Provided awareness and education activities for employees;

- Processed responses to customer inquiries and educated customers on the Year 2000 issue;

- Tested the year 2000 compliant version of ITLA Capital's core banking system;

- Commenced processing all daily activity on the upgraded, year 2000 compliant release of the core banking system; and

- Submitted to an examination by the FDIC to assess the adequacy of ITLA Capital's plan for addressing the Year 2000 issue. The results of this examination are confidential as a matter of law.

         ITLA Capital Resources Invested in the Year 2000 Project - ITLA Capital's Year 2000 project team is responsible for ensuring that all systems are identified, analyzed for Year 2000 compliance, and corrected, if necessary, by September 30, 1999. The Year 2000 project team members represent all functional areas of ITLA Capital. ITLA Capital's Board of Directors oversees the Year 2000 plan and provides guidance and resources to, and receives quarterly updates from, the Year 2000 project team.

         ITLA Capital is expensing the cost of all required system changes and such costs are funded through operating cash flows. The total estimated cost of the Year 2000 conversion project is approximately $75,000, all of which has been incurred and expensed by ITLA Capital through June 30, 1999. ITLA Capital does not expect significant increases in future data processing costs relating to Year 2000 compliance.

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

FINANCIAL CONDITION

NONPERFORMING ASSETS AND ALLOWANCE FOR CREDIT LOSSES

         The following table sets forth ITLA Capital's nonperforming assets by category as of the dates indicated.

                                                       JUNE 30,       DECEMBER 31,
                                                        1999              1998
                                                       -------        ------------
                                                         (DOLLARS IN THOUSANDS)
Nonaccrual loans                                       $ 6,817           $5,434
Other real estate owned, net                             5,790            1,201
                                                       -------           ------

      Total nonperforming assets                       $12,607           $6,635
                                                       =======           ======

Nonaccrual loans held for investment to total
   gross loans held for investment                        0.71%            0.62%

Nonperforming assets to total assets                      1.18%            0.64%

         The following table provides certain information regarding ITLA Capital's allowance for credit losses.

                                                         SIX MONTHS            YEAR
                                                            ENDED              ENDED
                                                           JUNE 30,         DECEMBER 31,
                                                             1999               1998
                                                         -----------        ------------
                                                              (DOLLARS IN THOUSANDS)
Balance at beginning of period                             $ 16,811           $ 12,178
Provision for estimated credit losses                         2,400              4,550
Net (charge-offs) recoveries on real estate loans              (831)                83
                                                           --------           --------
          Balance at end of period                         $ 18,380           $ 16,811
                                                           ========           ========

LIQUIDITY AND DEPOSIT ACCOUNTS

         Liquidity refers to ITLA Capital's ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans receivable. ITLA Capital maintains a cash and investment securities portfolio designed to satisfy operating and regulatory liquidity requirements while preserving capital and maximizing yield. As of June 30, 1999,

ITLA Capital held approximately $54.1 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $45.6 million of investment securities classified as available for sale. Short-term investments classified as cash equivalents consisted of government money market funds, treasury bills and short-term government agency securities, while investment securities available for sale consisted primarily of fixed income instruments which were rated "AAA" or equivalent by nationally recognized rating agencies and an investment in the common stock of ICMI, a publicly traded real estate investment trust. During the three months ended June 30, 1999, ITLA Capital acquired 1,426,000 shares of ICMI stock. The acquisition of ICMI stock was made for investment purposes.

         As of June 30, 1999 and December 31, 1998, Imperial Thrift's liquidity ratios were 7.3 percent and 12.3 percent, respectively, exceeding the regulatory requirement of 1.5 percent. In addition, Imperial Thrift's liquidity position is supported by a credit facility with the FHLB with an available borrowing capacity of $37.0 million based on collateral pledged, and by federal funds lines of credit with two major banks with an available borrowing capacity of $30.0 million.

         Total deposit accounts increased to $900.5 million at June 30, 1999 from $866.8 million at December 31, 1998. ITLA Capital retained a significant amount of the funds which matured through rollover of maturing deposit accounts during the six months ended June 30, 1999. Although ITLA Capital competes for deposits primarily on the basis of rates, based on its historical experience regarding retention of deposits, management believes that a significant portion of deposits will remain with ITLA Capital upon maturity on an ongoing basis.

CAPITAL RESOURCES

         As of June 30, 1999, Imperial Thrift's Leverage (Core), Tier I and Total Risk-Based capital ratios were 8.6 percent, 9.0 percent and 10.3 percent, respectively. These ratios were 8.7 percent, 9.3 percent and 10.6 percent, respectively, as of December 31, 1998. The minimum regulatory requirement for Leverage (Core), Tier I and Risk-Based capital are 4.0 percent, 4.0 percent and
8.0 percent, respectively. As of June 30, 1999, Imperial Thrift's capital position was designated as "well capitalized" for regulatory purposes.

         ITLA Capital's shareholders' equity increased $8.4 million from December 31, 1998 to June 30, 1999 primarily due to the accumulation of $7.9 million in net income, a net unrealized gain on investment securities of $0.3 million and the exercise of employee stock options of $0.1 million. There were no dividends declared or paid by ITLA Capital during the first six months of 1999.

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

                                           ITLA CAPITAL CORPORATION

Date:  August 13, 1999                     /s/ George W. Haligowski
                                           -----------------------------------
                                           George W. Haligowski
                                           Chairman of the Board, President and
                                           Chief Executive Officer

Date:  August 13, 1999                     /s/ Michael A. Sicuro
                                           -----------------------------------
                                           Michael A. Sicuro
                                           Managing Director and Chief
                                           Financial Officer