Form 10-Q
period 1999-09-30
ITLA CAPITAL CORP
filed 1999-11-15
CIK 1000234

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 1999


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from __________________ to __________________


                         Commission File Number 0-26960

                            ITLA CAPITAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                     95-4596322
(State or Other Jurisdiction of                        (IRS Employer
  Incorporation or Organization)                     Identification No.)


888 Prospect St., Suite 110, La Jolla, California                   92037
    (Address of Principal Executive Offices)                     (Zip Code)

                                 (619) 551-0511

              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Number of shares of common stock of the registrant: 7,206,484 outstanding as of November 15, 1999.

                        ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30,
                                                                             1999       DECEMBER 31,
                                                                         (UNAUDITED)        1998
                                                                     -----------------  ----------------
                                                                     (IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                 ASSETS
Cash and cash equivalents                                               $    23,701    $   125,602
Investment securities available for sale, at approximate fair value          59,120            329
Stock in Federal Home Loan Bank                                               7,801         12,633
Loans held for investment, net (net of allowance for credit losses of
   $19,035 and $16,811 in 1999 and 1998, respectively)                      955,539        862,089
Loans held for sale, at lower of cost or fair market value                        -         12,188
Interest receivable                                                           7,036          6,321
Other real estate owned, net                                                  5,554          1,201
Premises and equipment, net                                                   3,207          3,493
Deferred income taxes                                                         5,925          6,270
Other assets                                                                  2,317          2,521
                                                                        -----------    -----------
             Total assets                                               $ 1,070,200    $ 1,032,647
                                                                        ===========    ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposit accounts                                                     $   909,172    $   866,798
   Federal Home Loan Bank advances                                           34,250         48,500
   Accounts payable and other liabilities                                     8,065         11,467
                                                                        -----------    -----------
          Total liabilities                                                 951,487        926,765
                                                                        -----------    -----------
Commitments and contingencies                                                     -              -

Shareholders' equity:
   Preferred stock, 5,000,000 shares authorized, none issued                      -              -
   Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 8,190,916 and 8,151,916  issued in
      1999 and 1998, respectively                                            56,303         55,917
   Retained earnings                                                         75,327         63,273
   Accumulated other comprehensive income (loss)                                352           (150)
                                                                        -----------    -----------
                                                                            131,982        119,040
   Less treasury stock, at cost - 992,432  and 985,432 shares
      in 1999 and 1998, respectively                                        (13,269)       (13,158)
                                                                        -----------    -----------

          Total shareholders' equity                                        118,713        105,882
                                                                        -----------    -----------
             Total liabilities and shareholders' equity                 $ 1,070,200    $ 1,032,647
                                                                        ===========    ===========

                     See accompanying notes to the unaudited
                       consolidated financial statements.

                            ITLA CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                              --------------------------  -------------------------
                                                                  1999         1998          1999        1998
                                                                --------    --------       --------    --------
                                                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Interest income:
    Loans receivable, including fees                            $ 24,286    $ 23,571       $ 70,448    $ 68,942
    Investment securities                                          1,558       2,065          4,390       6,357
    Mortgage-backed securities                                         -         319              -       1,029
                                                                --------    --------       --------    --------
       Total interest income                                      25,844      25,955         74,838      76,328
                                                                --------    --------       --------    --------
Interest expense:
    Deposit accounts                                              12,047      12,112         33,997      36,364
    Federal Home Loan Bank advances                                  479         835          1,582       2,632
                                                                --------    --------       --------    --------
       Total interest expense                                     12,526      12,947         35,579      38,996
                                                                --------    --------       --------    --------
           Net interest income before provision for
               estimated credit losses                            13,318      13,008         39,259      37,332

Provision for estimated credit losses                              1,400         800          3,800       3,800
Provision for valuation allowance on loans held for sale               -       1,400              -       1,400
                                                                --------    --------       --------    --------
           Net interest income after provision for
               estimated credit losses                            11,918      10,808         35,459      32,132
                                                                --------    --------       --------    --------
Noninterest income:
    Fee income from mortgage banking activities                        3         497             81       1,487
    Other                                                            198         104            708         619
                                                                --------    --------       --------    --------
       Total noninterest income                                      201         601            789       2,106
                                                                --------    --------       --------    --------
Noninterest expense:
    Compensation and benefits                                      2,536       2,596          7,580       7,640
    Occupancy and equipment                                          661         649          2,089       2,036
    FDIC assessment                                                    -          25             73          74
    Other                                                          1,920       1,636          5,902       5,520
                                                                --------    --------       --------    --------
       Total general and administrative                            5,117       4,906         15,644      15,270
                                                                --------    --------       --------    --------
    Real estate operations, net                                       38          37             47         199
    Provision for estimated losses on other real estate owned          -         100            155         348
    Gain on sale of other real estate owned, net                     (17)         (7)           (26)       (183)
                                                                --------    --------       --------    --------
       Total real estate operations, net                              21         130            176         364
                                                                --------    --------       --------    --------
           Total noninterest expense                               5,138       5,036         15,820      15,634
                                                                --------    --------       --------    --------
Income before provision for income taxes                           6,981       6,373         20,428      18,604

    Provision for income taxes                                     2,862       2,619          8,374       7,633
                                                                --------    --------       --------    --------
NET INCOME                                                      $  4,119    $  3,754       $ 12,054    $ 10,971
                                                                ========    ========       ========    ========
BASIC EARNINGS PER SHARE                                        $   0.57    $   0.49       $   1.68    $   1.43
                                                                ========    ========       ========    ========
DILUTED EARNINGS PER SHARE                                      $   0.55    $   0.47       $   1.63    $   1.38
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

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                               FOR THE NINE MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                             -------------------------
                                                                                1999          1998
                                                                             ----------   ----------
                                                                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                               $  12,054    $  10,971
    Adjustments to reconcile net income to net cash
        provided by operating activities:
      Accretion and amortization of deferred loan fees, costs and premiums      (2,248)      (1,788)
      Depreciation and amortization of fixed assets                                759          852
      Provisions for estimated credit losses and
         estimated losses on other real estate owned                             3,955        5,548
      Gain on the sale of other real estate owned                                  (26)        (183)
      Increase in interest receivable                                             (715)        (667)
      Decrease in other assets                                                     204          306
      Increase in accounts payable and other liabilities                        (3,402)      (1,297)
                                                                             ---------    ---------
          Net cash provided by operating activities                             10,581       13,742
                                                                             ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities available for sale                       (57,946)     (20,198)
   Proceeds from the maturity of investment securities available for sale            -       50,050
   Decrease (increase) in stock in Federal Home Loan Bank                        4,832         (531)
   Repayment of principal on mortgage-backed securities                              -        6,344
   Increase in loans held for investment, net                                  (42,827)     (45,884)
   Purchases of loans held for investment                                      (53,893)           -
   Proceeds from sale of loans                                                   9,174       14,150
   Proceeds from the sale of other real estate owned                               252        1,462
   Cash paid for capital expenditures                                             (537)        (288)
   Other, net                                                                       64         (170)
                                                                             ---------    ---------
          Net cash (used in) provided by investing activities                 (140,881)       4,935
                                                                             ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Common stock options exercised                                                 386          117
    Purchases of stock held in treasury                                           (111)      (1,663)
    Net increase (decrease) in deposit accounts                                 42,374       (3,846)
    Amounts borrowed from the Federal Home Loan Bank                            36,500       32,000
    Repayment of amounts borrowed from the Federal Home Loan Bank              (50,750)     (45,000)
                                                                             ---------    ---------
           Net cash provided by financing activities                            28,399      (18,392)
                                                                             ---------    ---------
              Net (decrease) increase in cash and cash equivalents            (101,901)         285
              Cash and cash equivalents at beginning of the period             125,602      123,885
                                                                             ---------    ---------
              Cash and cash equivalents at end of period                     $  23,701    $ 124,170
                                                                             =========    =========
Supplemental Cash Flow Information:
    Cash paid during the period for interest                                 $  34,283    $  38,738
    Cash paid during the period for income taxes                             $  12,345    $   9,450
Noncash Investing Transactions:
    Loans transferred to other real estate owned                             $   4,743    $     488
    Loans to facilitate the sale of other real estate owned                  $       -    $     751

                     See accompanying notes to the unaudited
                       consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The unaudited consolidated financial statements of ITLA Capital Corporation ("ITLA Capital") included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. The unaudited consolidated financial statements include the accounts of ITLA Capital and its wholly-owned subsidiaries, Imperial Thrift and Loan Association ("Imperial Thrift"), ITLA Funding Corporation ("ITLA Funding") and ITLA Commercial Investment Corporation. All material intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results of operations for the remainder of the year.

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

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

NOTE 2 - EARNINGS PER SHARE (Continued)

         The following is a reconciliation of the calculation of Basic and Diluted EPS.

                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                         SEPTEMBER 30, 1999             SEPTEMBER 30, 1999
                                   ------------------------------   ----------------------------
                                             WEIGHTED-                        WEIGHTED-
                                              AVERAGE       PER                AVERAGE     PER
                                     NET      SHARES       SHARE      NET      SHARES     SHARE
                                    INCOME  OUTSTANDING    AMOUNT   INCOME   OUTSTANDING  AMOUNT
                                   -------  -----------   -------   -------  -----------  -------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
1999
Basic EPS                          $ 4,119     7,194      $ 0.57    $12,054     7,176   $  1.68
Effect of Dilutive Stock Options         -       230       (0.02)         -       211     (0.05)
                                   -------     -----      ------    -------     -----   -------
Diluted EPS                        $ 4,119     7,424      $ 0.55    $12,054     7,387   $  1.63
                                   =======     =====      ======    =======     =====   =======

1998
Basic EPS                          $ 3,754     7,668      $ 0.49    $10,971     7,689   $  1.43
Effect of Dilutive Stock Options         -       244       (0.02)         -       263     (0.05)
                                   -------     -----      ------    -------     -----   -------
Diluted EPS                        $ 3,754     7,912      $ 0.47    $10,971     7,952   $  1.38
                                   =======     =====      ======    =======     =====   =======


NOTE 3 - COMPREHENSIVE INCOME

         Comprehensive income, which encompasses net income and unrealized gains on investment securities available for sale, is presented below:

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                         ------------------    -----------------
                                                           1999       1998      1999      1998
                                                         --------   -------    -------   -------
                                                                     (IN THOUSANDS)
Net income                                               $  4,119   $ 3,754    $12,054   $10,971

Other comprehensive income-
    Unrealized gain (loss) on investment securities
      available for sale, net of tax expense (benefit)
      of $112 and $(137) for the three months ended
      September 30, 1999 and 1998, and net of income
      tax expense (benefit) of $349 and $(104) for
      the nine months ended September 30 ,1999 and
      1998 respectively                                       161      (197)        502      (149)
                                                         --------   -------    --------   -------
        Comprehensive income                             $  4,280   $ 3,557    $ 12,556   $10,822
                                                         ========   =======    ========   =======

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


NOTE 4 - IMPAIRED LOANS RECEIVABLE

         As of September 30, 1999 and December 31, 1998, the recorded investment in loans receivable that were considered impaired as defined by Statement of Financial Accounting Standards No. 114 was $5.7 million and $6.0 million, respectively. The average recorded investment in impaired loans was $6.4 million for the nine month period ended September 30, 1999 and $5.5 million for the year ended December 31, 1998. Interest income recognized on impaired loans was not material during the three and nine month periods ended September 30, 1999 and 1998.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis is intended to identify the major factors that influenced the financial condition and results of operations of ITLA Capital as of and for the three month and nine month periods ended September 30, 1999.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

NET INCOME

         Net income totaled $4.1 million for the three months ended September 30, 1999 compared to $3.8 million for the corresponding period in 1998, an increase of 9.7 percent. The increase in net income was primarily due to an increase in net interest income and a decrease in provisions for estimated credit losses and valuation allowances on loans held for sale, partially offset by a decrease in noninterest income and increases in noninterest expense and provision for income taxes. Diluted EPS was $0.55 for the three months ended September 30, 1999 compared to $0.47 for the corresponding period in 1998, an increase of 17.0 percent.

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


                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. 1998
                                            ------------------------------------------------------
                                             INCREASE (DECREASE) DUE TO:
                                            -----------------------------
                                                VOLUME          RATE           TOTAL
                                                -------       --------        ------
                                                       (IN THOUSANDS)
Interest and fees earned from:
       Loans receivable(1), net                  $2,787        $2,072)         $ 715
       Cash and Investment securities              (502)           (5)          (507)
       Mortgage-backed securities                  (319)            -           (319)
                                                -------       -------         ------
         Total increase (decrease) in
            interest income                       1,966        (2,077)          (111)
                                                -------       -------         ------
Interest paid for:
       Deposit accounts                             913          (978)           (65)
       FHLB advances                               (289)          (67)          (356)
                                                -------       -------         ------
         Total increase (decrease) in
            interest expense                        624        (1,045)          (421)
                                                -------       -------         ------
Increase (decrease) in net interest income       $1,342       $(1,032)        $  310
                                                =======       =======         ======

-------------------
(1) Loans receivable, net, consist of loans held for investment and loans held for sale.

         Total interest income decreased by $0.1 million in the third quarter of 1999 compared to the corresponding period in 1998 due to a decrease in the yield earned on loans receivable and decreases in the average balances of cash and investment securities and mortgage backed securities, partially offset by an increase in the average balance of loans receivable. The weighted-average yield on loans receivable decreased to 10.11 percent for the third quarter of 1999 compared to 11.03 percent for the corresponding period in 1998. The decline in the yield on loans receivable was due to declines in market interest rates (which reduced the yield of the adjustable rate loans in the portfolio upon repricing), and due to the payoff of higher yielding commercial mortgages, as borrowers have been able to refinance these loans at lower interest rates. Interest and fee income earned on loans receivable includes income recognized from the early payoff of loans. Excluding this income from prepayments, the yields on loans receivable would have been 9.95 percent and 10.63 percent for the three months ended September 30, 1999 and 1998, respectively. The average balance of loans receivable increased $105.5 million, or 12.4 percent, due primarily to loan originations and loan purchases, partially offset by prepayments and scheduled loan amortization and payoffs. The increase in average loans receivable was funded through an increase in deposits and by utilizing existing excess liquidity.

         Total interest expense decreased by $0.4 million in the third quarter of 1999 compared to the corresponding period in 1998 due to a decline in the cost of funds, partially offset by an increase in average interest bearing liabilities. The cost of funds decreased to 5.27 percent for the 1999 third quarter from 5.72 percent during the corresponding period in 1998. This decline in funding costs was consistent with the general decline in market interest rates. Average interest bearing liabilities increased by $45.1 million, consisting of a $65.9 million increase in average deposit accounts, partially offset by a $20.8 million decrease in average FHLB advances.

PROVISIONS FOR ESTIMATED CREDIT LOSSES AND VALUATION ALLOWANCE ON LOANS HELD FOR SALE

         Management periodically assesses the adequacy of the allowance for credit losses by reference to many factors which may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements, general portfolio trends relative to asset and portfolio size, asset categories, credit and geographic concentrations, nonaccrual loan levels, historical loss experience and risks associated with changes in economic, social and business conditions. Accordingly, the calculation of the adequacy of the allowance for credit losses is not based solely on the level of nonperforming assets. Management believes that the allowance for credit losses as of September 30, 1999 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact ITLA Capital's financial condition and results of operations. In addition, the determination of the amount of the allowance for credit losses is subject to review by Imperial Thrift's regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

         The provision for estimated credit losses increased to $1.4 million in the 1999 third quarter from $0.8 million in the corresponding period in 1998. The provision for estimated credit losses was recorded due to growth in the loan portfolio and to increased concentrations in construction lending and the geographic expansion of the commercial real estate loan portfolio outside of the state of California. In addition, the acceptable loan to value ratio on new loan originations increased by five percent during 1998 in response to market competition; loan to value ratios have not increased since 1998. Management believes the recording of additional provisions was a prudent business measure to continue to properly reflect the overall risk in the loan portfolio.

         During the third quarter of 1998, ITLA Capital sold $12.0 million of loans (including $7.7 million of nonperforming loans), and recorded a $1.4 million provision for valuation allowance on loans held for sale, to adjust the carrying value of the loans sold to the lower of cost or fair market value. In the 1999 third quarter, no loans had been designated as held for sale, and no such mark-to-market provision was recorded.

         Nonperforming assets as a percentage of total assets increased to 1.06 percent as of September 30, 1999, compared to 0.64 percent at December 31, 1998, due to a nominal increase in nonperforming loans and a $4.4 million increase in other real estate owned ("OREO"). The aggregate amount of nonperforming assets increased to $11.4 million as of September 30, 1999 from $6.6 million at December 31, 1998. The allowance for credit losses totaled $19.0 million, or
1.95 percent of total loans held for investment, as of September 30, 1999, compared to $16.8 million, or 1.91 percent of total loans held for investment, as of December 31, 1998. See also "Financial Condition - Nonperforming Assets and Allowance for Credit Losses."

NONINTEREST INCOME

         Noninterest income totaled $0.2 million for the three months ended September 30, 1999 compared to $0.6 million for the corresponding period in 1998. The decrease in noninterest income was due to decreased fee income from mortgage banking activities at ITLA Funding. Since the third quarter of 1998, ITLA Funding experienced a significant decline in the demand for fixed rate commercial real estate loans originated for sale to third party investors due to a decline in the commercial real estate securities market. For the three month period ended September 30, 1999, $1.1 million of commercial real estate loans for third-party investors were funded compared to $46.1 million of loans funded during the corresponding period in the prior year.

NONINTEREST EXPENSE

         Noninterest expense totaled $5.1 million for the three months ended September 30, 1999 compared to $5.0 million for the corresponding period in 1998. The increase in noninterest expense was due primarily to an increase in expenses incurred related to corporate development activities, partially offset by declines in other real estate owned expense and compensation and benefits expense. During the third quarter of 1999, ITLA Capital eliminated approximately 15 percent of its workforce, including management positions, as a result of a decrease in loan production and general cost savings initiatives.

         For the three months ended September 30, 1999, ITLA Capital's ratio of consolidated general and administrative expense to average assets, on an annualized basis, decreased to 1.91 percent compared from 1.93 percent in the 1998 quarter. ITLA Capital's efficiency ratio excluding real estate operations was 37.9 percent for the quarter ended September 30, 1999 compared to 37.0 percent during the corresponding period in the prior year.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

NET INCOME

         Net income totaled $12.1 million for the nine months ended September 30, 1999 compared to $11.0 million for the corresponding period in 1998, an increase of 10.0 percent. The increase in net income was due primarily to an increase in net interest income and a decrease in the provision for valuation allowance on loans held for sale, partially offset by a decrease in noninterest income and increases in noninterest expense and the provision for income taxes. Diluted EPS was $1.63 for the nine months ended September 30, 1999 compared to $1.38 for the corresponding period in 1998.

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


                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. 1998
                                            -----------------------------------------------------
                                            INCREASE (DECREASE) DUE TO:
                                            ---------------------------
                                                VOLUME        RATE       TOTAL
                                               --------      -------     --------
                                                        (IN THOUSANDS)
Interest and fees earned from:
       Loans receivable(1), net                 $ 5,975      $(4,469)     $ 1,506
       Cash and investment securities            (1,765)        (202)      (1,967)
       Mortgage-backed securities                (1,029)           -       (1,029)
                                                -------      -------      -------
         Total increase (decrease) in
            interest income                       3,181       (4,671)      (1,490)
                                                -------      -------      -------

Interest paid for:
       Deposit accounts                             861       (3,228)      (2,367)
       FHLB advances                               (832)        (218)      (1,050)
                                                -------      -------      -------
         Total increase (decrease) in
            interest expense                         29       (3,446)      (3,417)
                                                -------      -------      -------
Increase (decrease) in net interest income      $ 3,152      $(1,225)     $ 1,927
                                                =======      =======      =======

---------------------

(1) Loans receivable, net, consist of loans held for investment and loans held for sale.


         Total interest income decreased by $1.5 million in the first nine months of 1999 compared to the corresponding period in 1998 due primarily to declines in the yields earned on loans and cash and investment securities and to declines in the average outstanding balances of cash and investment securities and mortgage backed securities, partially offset by an increase in the average balance of loans receivable. The weighted-average yield on loans receivable decreased to 10.30 percent for the nine month period ended September 30, 1999 compared to 10.98 percent for the corresponding period in 1998, while the yield on investment securities decreased to 5.30 percent in the current year from 5.48 percent in the prior year. The decline in yield on loans receivable was due to declines in market interest rates (which reduced the yield of the adjustable rate loans in the portfolio upon repricing), and due to the payoff of higher yielding commercial mortgages, as borrowers have been able to refinance these loans at lower interest rates. Interest and fee income earned on loans receivable includes income recognized from the early payoff of loans. Excluding this income from prepayments, the yields on loans receivable would have been
10.09 percent and 10.57 percent for the nine months ended September 30, 1999 and 1998, respectively. The average balance of loans receivable increased $75.5 million, or 9.0 percent, due primarily to loan originations and loan purchases. The increase in average loans receivable was funded by utilizing existing excess liquidity.

         Total interest expense decreased by $3.4 million in the first nine months of 1999 compared to the corresponding period in 1998 due primarily to a decline in the cost of funds and a decline in the average balance of FHLB advances, partially offset by an increase in the average balance of deposits. The average rate paid for interest bearing liabilities decreased to 5.28 percent for the nine month period ending September 30, 1999 from 5.78 percent during the corresponding period in 1998. This decline in funding costs was consistent with the decline in market interest rates. The average balance of deposit accounts increased $20.5 million during the first nine months of 1999 as compared to the same period last year while the average balance of FHLB advances declined by $20.1 million.

PROVISIONS FOR ESTIMATED CREDIT LOSSES AND VALUATION ALLOWANCE ON LOANS HELD FOR SALE

         The provision for estimated credit losses totaled $3.8 million for both the nine month period ended September 30, 1999 and in the corresponding period in 1998. In both periods, the provision for estimated credit losses was recorded to provide for reserves due to growth in the loan portfolio and due to increased concentrations in construction lending and the geographic expansion of the commercial real estate loan portfolio to loans outside of the state of California. In addition, the acceptable loan to value ratio on new loan originations increased by five percent during 1998 in response to competitive pressures in the marketplace; loan to value ratios have not increased since 1998. Management believes the provisions recorded were a prudent business measure to continue to properly reflect the overall risk in the loan portfolio.

         In the prior year, ITLA Capital sold $12.0 million of loans (including $7.7 million of nonperforming loans), and recorded a $1.4 million provision for valuation allowance on loans held for sale, to adjust the carrying value of the loans sold to the lower of cost or fair market value. In the current year, no loans have been designated held for sale, and no such mark-to-market provision was recorded.

NONINTEREST INCOME

         Noninterest income totaled $0.8 million for the nine months ended September 30, 1999 compared to $2.1 million for the corresponding period in 1998. The decrease in noninterest income was due to decreased fee income from mortgage banking activities at ITLA Funding. For the nine month period ended September 30, 1999, $7.1 million of commercial real estate loans for third-party investors were funded compared to $135.7 million of loans funded during the corresponding period in the prior year.

NONINTEREST EXPENSE

         Noninterest expense totaled $15.8 million for the nine months ended September 30, 1999 compared to $15.6 million for the corresponding period in 1998, an increase of $0.2 million or 1.2 percent. The increase in noninterest expense was due primarily to an increase in expenses incurred for corporate development activities, partially offset by declines in other real estate owned expense and compensation and benefits expense. During the third quarter of 1999, ITLA Capital eliminated approximately 15 percent of its workforce, including management positions, as a result of a decrease in loan production and general cost savings initiatives.

         For the nine months ended September 30, 1999 ITLA Capital's ratio of consolidated general and administrative expense to average assets, on an annualized basis, was 2.03 percent compared to 2.00 percent in the corresponding period in the prior year. ITLA Capital's efficiency ratio excluding real estate operations was 39.1 percent for the nine months ended September 30, 1999 compared to 39.6 percent during the corresponding period in the prior year.

YEAR 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the computer programs used by ITLA Capital that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations. The enhancements necessary to prepare ITLA Capital's systems for the year 2000 have been completed in a timely manner.

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

      o     Provided awareness and education activities for employees;

      o Processed responses to customer inquiries and educated customers on the Year 2000 issue;

      o Tested the year 2000 compliant version of ITLA Capital's core data processing system;

      o Commenced processing all daily activity on the upgraded, year 2000 compliant release of the core data processing system; and

      o Submitted to an examination by the FDIC to assess the adequacy of ITLA Capital's plan for addressing the Year 2000 issue. The results of this examination are confidential as a matter of law.

         ITLA Capital Resources Invested in the Year 2000 Project - ITLA Capital's Year 2000 project team ensured that all systems were identified, analyzed for Year 2000 compliance, and corrected, if necessary, by September 30, 1999. The Year 2000 project team members represented all functional areas of ITLA Capital. ITLA Capital's Board of Directors oversaw the Year 2000 plan and provided guidance and resources to, and receives quarterly updates from, the Year 2000 project team.

         ITLA Capital expensed the cost of all required system changes and such costs were funded through operating cash flows. The total cost of the Year 2000 conversion project was approximately $75,000, all of which had been incurred and expensed by ITLA Capital as of September 30, 1999. ITLA Capital does not expect significant increases in future data processing costs relating to Year 2000 compliance.

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

         ITLA Capital's core data processing system is used by a number of other financial institutions and has been examined for Year 2000 readiness by the Federal Financial Institutions Examination Counsel and has been found to be Year 2000 compliant.

FINANCIAL CONDITION

NONPERFORMING ASSETS AND ALLOWANCE FOR CREDIT LOSSES

         The following table sets forth ITLA Capital's nonperforming assets by category as of the dates indicated.

                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                               1999           1998
                                                                          -------------   ------------
                                                                             (DOLLARS IN THOUSANDS)

Non-performing loans                                                          $ 5,808       $ 5,434
Other real estate owned, net                                                    5,554         1,201
                                                                              -------       -------
      Total nonperforming assets                                              $11,362       $ 6,635
                                                                              =======       =======
Non-performing loans held for investment to total
   gross loans held for investment                                               0.59%         0.62%

Non-performing assets to total assets                                            1.06%         0.64%

        At September 30, 1999 and December 31, 1998, Other Real Estate Owned consisted of eight and seven properties, respectively

        The following table provides certain information regarding ITLA Capital's allowance for credit losses.

                                                                           NINE MONTHS
                                                                              ENDED       YEAR ENDED
                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                              1999            1998
                                                                          -------------   ------------
                                                                            (DOLLARS IN THOUSANDS)
Balance at beginning of period                                              $ 16,811       $ 12,178
Provision for estimated credit losses                                          3,800          4,550
Net (charge-offs) recoveries on real estate loans                             (1,576)            83
                                                                            --------       --------
          Balance at end of period                                          $ 19,035       $ 16,811
                                                                            ========       ========

LIQUIDITY AND DEPOSIT ACCOUNTS

         Liquidity refers to ITLA Capital's ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans receivable. ITLA Capital maintains a cash and investment securities portfolio designed to satisfy operating and regulatory liquidity requirements while preserving capital and maximizing yield. As of September 30, 1999, ITLA Capital held approximately $23.7 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $59.1 million of investment securities classified as available for sale. Short-term fixed income investments classified as cash equivalents consisted of government money market funds, treasury bills and short-term government agency securities, while investment securities available for sale consisted primarily of fixed income instruments which were rated "AAA" or equivalent by nationally recognized rating agencies. Also included in investment securities available for sale are 1,426,000 shares of the common stock of Imperial Credit Commercial Mortgage Investment Corporation ("ICMI"), a publicly traded real estate investment trust acquired for investment purposes during the second quarter of 1999. ICMI stock has earned a cash dividend yield of 12.8 percent.

         As of September 30, 1999 and December 31, 1998, Imperial Thrift's liquidity ratios were 6.0 percent and 12.3 percent, respectively, exceeding the regulatory requirement of 1.5 percent. In addition, Imperial Thrift's liquidity position is supported by a credit facility with the FHLB with an available borrowing capacity of $52.5 million based on collateral pledged, and by federal funds lines of credit with two major banks with an available borrowing capacity of $30.0 million.

         Total deposit accounts increased to $909.2 million at September 30, 1999 from $866.8 million at December 31, 1998. ITLA Capital retained a significant amount of the funds which matured through rollover of maturing deposit accounts during the nine months ended September 30, 1999. Although ITLA Capital competes for deposits primarily on the basis of rates, based on its historical experience regarding retention of deposits, management believes that a significant portion of deposits will remain with ITLA Capital upon maturity on an ongoing basis.

CAPITAL RESOURCES

         As of September 30, 1999, Imperial Thrift's Leverage (Core), Tier I and Total Risk-Based capital ratios were 9.0 percent, 9.4 percent and 10.7 percent, respectively. These ratios were 8.7 percent, 9.3 percent and 10.6 percent, respectively, as of December 31, 1998. The minimum regulatory requirement for Leverage (Core), Tier I and Risk-Based capital are 4.0 percent, 4.0 percent and
8.0 percent, respectively. As of September 30, 1999, Imperial Thrift's capital position was designated as "well capitalized" for regulatory purposes.

         ITLA Capital's shareholders' equity increased $12.8 million from December 31, 1998 to September 30, 1999 primarily due to the accumulation of $12.1 million in net income, a net unrealized gain on investment securities of $0.5 million and the exercise of employee stock options of $0.4 million partially offset by purchases of treasury stock of $0.1 million. There were no dividends declared or paid by ITLA Capital during the first nine months of 1999.

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

            (a) On July 30, 1999, the Company held its Annual Meeting of Shareholders.

            (b)  Shareholders voted on the following matters:

                 (i)   The election of George W. Haligowski as
                       director for a term to expire in 2002:

                       Votes      For          Against          Withheld
                               6,434,503         0               66,200

                 (ii) The election of Hirotaka Oribe as director for a term to expire in 2002:

                       Votes      For          Against          Withheld
                               6,434,503         0               66,200

                 (iii) The ratification of Arthur Andersen LLP as
                       independent auditors of the Company for the fiscal year ending December 31, 1998:

                       Votes      For          Against          Withheld
                               6,484,675       12,680            3,350

ITEM 5      OTHER INFORMATION

            None.

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            Not applicable.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            ITLA CAPITAL CORPORATION



Date:  November 15, 1999                      /s/ George W. Haligowski
                                          -----------------------------------
                                          George W. Haligowski
                                          Chairman of the Board, President and
                                          Chief Executive Officer



Date: November 15, 1999                       /s/ Michael A. Sicuro
                                          -----------------------------------
                                          Michael A. Sicuro
                                          Managing Director and Chief
                                          Financial Officer