Form 10-K405
period 1999-12-31
ITLA CAPITAL CORP
filed 2000-03-30
CIK 1000234

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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
   (State or Other Jurisdiction of Incorporation or       (I.R.S. Employer Identification
                     Organization)                                      No.)

 888 PROSPECT STREET, SUITE 110, LA JOLLA, CALIFORNIA                  92037
       (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's Telephone Number, Including Area Code: (858) 551-0511

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        As of March 17, 2000, there were issued and outstanding 7,126,484 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of March 17, 2000, was $91.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

================================================================================

                            ITLA CAPITAL CORPORATION

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                        PAGE
                                     PART I

Item 1.   Business                                                                        3
Item 2.   Properties                                                                     14
Item 3.   Legal Proceedings                                                              15
Item 4.   Submission of Matters to a Vote of Security Holders                            15


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters          16
Item 6.   Selected Financial Data                                                        17
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                     19
Item 7.A. Quantitative and Qualitative Disclosures About Market Risk                     39
Item 8.   Financial Statements and Supplementary Data                                    42
Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial
          Disclosure                                                                     75


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                             75
Item 11.  Executive Compensation                                                         78
Item 12.  Security Ownership of Certain Beneficial Owners and Management                 84
Item 13.  Certain Relationships and Related Transactions                                 85


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                86

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        ITLA Capital Corporation ("ITLA Capital") is the largest financial services company headquartered in San Diego County, California. ITLA Capital conducts its business principally through Imperial Capital Bank, a 25-year-old California Industrial Bank, which became ITLA Capital's principal operating subsidiary upon completion of its holding company reorganization on October 1, 1996.

        Imperial Capital Bank was formerly named Imperial Thrift and Loan Association. The name change to Imperial Capital Bank was effective January 1, 2000. All references in this form 10-K to ITLA Capital, unless otherwise indicated, prior to October 1, 1996, refer to its subsidiaries, including Imperial Capital Bank and its subsidiaries on a consolidated basis. Imperial Capital Bank is primarily engaged in originating real estate loans secured by income producing properties for retention in its loan portfolio, funded primarily by deposits insured by the FDIC up to applicable limits. Imperial Capital Bank is also active in acquiring pools of single family mortgages in the secondary market for investment purposes. Imperial Capital Bank's lending business is conducted through four offices in California and one office in Nevada. Deposit gathering activities are concentrated in Los Angeles and Orange Counties, the San Francisco Bay Area, and the San Diego area. Imperial Capital Bank also accepts out-of-state deposits.

        ITLA Capital continuously evaluates business expansion opportunities, including loan pool acquisitions, acquisitions or joint ventures with companies that originate or purchase commercial and multi-family real estate loans as well as residential mortgage loans and other types of secured commercial loans. In connection with this activity, ITLA Capital periodically has discussions with and receives financial information about other companies that may or may not lead to the acquisition of all or part of that company by or joint venture opportunities with ITLA Capital.

        In this regard, subsequent to December 31, 1999, ITLA Capital acquired 100 percent of the equity and certain collateralized mortgage bonds (CMOs) of the ICCMAC Multifamily and Commercial Trust 1999-1 (the Trust). As of December 31, 1999, the Trust held approximately $255 million of assets, comprised of approximately 65 percent and 35 percent of multifamily and commercial loans, respectively, with over 50 percent of the loans in California. Over two-thirds of the loans are adjustable rate mortgages. The Trust's assets, liabilities and earnings will be consolidated in ITLA Capital's financial statements on a prospective basis.

FORWARD-LOOKING STATEMENTS

        "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: This Form 10-K contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, changes in economic conditions in ITLA Capital's market areas, changes in policies by regulatory agencies, the impact of competitive loan products, loan demand risks, fluctuations in interest rates and operating results and other risks detailed from time to time in ITLA Capital's filings with the Securities and Exchange Commission. ITLA Capital cautions readers not to place undue reliance on forward-looking statements. ITLA Capital does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause

ITLA Capital's actual results for 2000 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, ITLA Capital.

LOAN PORTFOLIO

        Imperial Capital Bank concentrates its lending activities on originating loans secured by income producing real estate, both commercial and residential (including apartments), and the acquisition of pools of single-family mortgage loans. The interest rates charged on loans generally vary based on a number of factors, including the degree of credit risk, size and maturity of the loan, whether the loan has a fixed or a variable rate, and prevailing market rates for similar types of loans. At December 31, 1999, ITLA Capital's gross loan portfolio held for investment totaled $974.5 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the composition of the loan portfolio at December 31, 1999.

REAL ESTATE LENDING

        Marketing and Originations. Imperial Capital Bank originates real estate loans through branch offices located in San Francisco, Costa Mesa, Glendale and Del Mar, and a loan production office in Las Vegas. These offices are staffed by a total of eleven loan officers. Loan officers solicit mortgage loan brokers for loan applications that meet Imperial Capital Bank's underwriting criteria, and also accept applications directly from borrowers. A majority of the loans funded by Imperial Capital Bank are originated through mortgage loan brokers, with the balance resulting from direct applications from borrowers. Mortgage loan brokers act as intermediaries between property owners and Imperial Capital Bank in arranging real estate loans and earn a fee based upon the principal amount of each loan funded. Since a large portion of Imperial Capital Bank's marketing effort in its branches and loan production offices is through the contact of loan officers with mortgage loan brokers, Imperial Capital Bank does not incur significant expenses for advertising its lending services to the general public. Also, Imperial Capital Bank provides only limited deposit products and not a full range of banking services, and generally does not market its lending services to, or receive loan applications from its depositors.

        Income Producing Property Loans. Imperial Capital Bank originates loans secured primarily by first trust deeds on income producing properties, such as retail centers, small office and light industrial buildings, apartments, hotels, mobile home parks, mini-storage facilities, and other mixed use or special purpose commercial properties. At December 31, 1999, Imperial Capital Bank had $773.3 million of income producing property loans outstanding representing 79.3% of its loans receivable. Most of Imperial Capital Bank's real estate borrowers are business owners, individual investors or investment partnerships. The income producing property lending that Imperial Capital Bank engages in typically involves larger loans to a single borrower and is generally viewed as exposing the lender to a greater risk of loss than one-to four family residential lending. Income producing property values are also generally subject to greater volatility than residential property values. The liquidation values of income producing properties may be adversely affected by risks generally incident to interests in real property, including changes or continued weakness in general or local economic conditions and/or specific industry segments; declines in real estate values; declines in rental, room or occupancy rates; increases in interest rates, real estate and personal property tax rates, and other operating expenses (including energy costs); the availability of refinancing; changes in governmental rules, regulations and fiscal policies, including rent control ordinances, environmental legislation and taxation; and other factors beyond the control of the borrower or the lender.

        Income producing property loans are generally made in amounts up to 75% of the appraised value, however, in certain instances, multifamily originations may be made at a loan to value ratio of 80%. Loans are generally made for terms up to ten years, with amortization periods up to 30 years. Depending on market conditions at the time the loan was originated, certain loan agreements may include prepayment penalties. Most loans are subject to a quarterly adjustment of their interest rate based on one of several interest rate indexes. As of December 31, 1999, Imperial Capital Bank's real estate loan portfolio included 51.4% indexed to the Six-Month London Interbank Offered Rate; 15.3% indexed to the reference rate charged by Bank of America; 5.4% indexed to the Federal Home Loan Bank 11th District Cost of Funds Index; 22.2% fixed for an initial period and then adjustable; 1.0% indexed to either the United States Treasury security indexes or the Federal Home Loan Bank of San Francisco advance rate; and the balance of 4.7% was fixed rate. Most variable rate loans may not adjust downward below their initial rate, with increases generally limited to maximum adjustments of 2% per year up to 4% for the life of the loan. The inability of Imperial Capital Bank's loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists Capital Bank in its efforts to limit the risks to earnings and equity value resulting from changes in interest rates. At December 31, 1999, 93.8% of Imperial Capital Bank's variable rate and fixed/adjustable loan portfolio contained interest rate floors. The weighted-average minimum interest rate on this portfolio was 9.5%. At that date, 84.7% of the variable rate loans outstanding had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on this portfolio was 14.6%.

        The underwriting standards for loans secured by income producing real estate properties consider the borrower's financial resources and ability to repay and the amount and stability of cash flow, if any, from the underlying collateral, to be comparable in importance to the loan-to-value ratio as a repayment source. Management believes that, in recent years, the California economy has strengthened in some respects, which has contributed to Imperial Capital Bank's improved asset quality. A worsening of economic conditions in the state and surrounding regions could have an adverse effect on Imperial Capital Bank's real estate lending business, including reducing the demand for new loans, limiting the ability of borrowers to pay financed amounts, and impairing the value of Imperial Capital Bank's real estate collateral.

        A small portion of ITLA Capital's real estate loan portfolio consists of loans secured by junior liens on real estate. At December 31, 1999, 46 real estate loans in the aggregate amount of $5.3 million, or 0.5%, were secured by second trust deeds. Of these loans collateralized by junior liens, 93% were secured by income producing properties and 7% were secured by one-to-four family residential properties. Of the real estate loans outstanding at December 31, 1999, $10.5 million represented loans to facilitate the sale of other real estate owned.

        In 1996, 1997, and 1998, Imperial Capital Bank purchased income producing real estate loans totaling $62.1 million, $3.7 million, and $2.4 million, respectively. Imperial Capital Bank generally uses similar underwriting criteria for income producing real estate loans purchased as for loans originated, except that current appraisals and borrower credit reports are not obtained. In its commercial real estate loan purchases, Imperial Capital Bank generally reserves the right to reject particular loans from a loan package being purchased and does so for loans in a package that do not meet its underwriting criteria. In determining whether to purchase a commercial real estate loan, Imperial Capital Bank reviews the borrower's financial resources and ability to repay and the amount and stability of cash flow, if any, from the underlying collateral. On commercial real estate loan purchases, Imperial Capital Bank reviews the appraisal and credit report obtained by the loan seller or originator and arranges for a staff member or an outside consultant to perform an analysis of the loan and the value of the underlying collateral, including on-site inspection, before purchasing the loan. Similar to its loan originations, on commercial real estate loan purchases, Imperial Capital Bank reviews information concerning the income, financial condition, employment and credit history of the applicant. In addition, Imperial Capital Bank generally obtains an updated title search separate from that provided by the loan seller.

        Construction Loans. Imperial Capital Bank also originates construction loans for income producing properties, as well as for single-family home construction. At December 31, 1999, Imperial Capital Bank had $107.8 million of construction loans outstanding, representing 11.1% of its loans receivable. In addition to the lending risks previously discussed, construction loans also present risks associated with the accuracy of the initial estimate of the property's value upon completion and its actual value, the timely completion of construction activities for their allotted costs and the time needed to stabilize income properties or sell residential tract developments. These risks can be affected by a variety of factors, including the oversight of the project, localized costs for labor and materials, and the weather.

        Residential Lending. In 1999, Imperial Capital Bank implemented a strategy to diversify its product mix and concentration of commercial real estate loans through the bulk purchase of single-family residential loans. Ten pools were purchased totaling $90.8 million in 1999, out of over $2.0 billion of loans that were reviewed. The servicing of these purchased residential loans is outsourced to Fairbanks Capital Corporation, an organization that specializes in the collection and servicing of residential loans. ITLA Capital determines bid prices on these loan pools on a pool by pool basis, through an analysis of the pool's return on equity and return on assets, desired yield spreads, acceptable risk characteristics, market conditions and a thorough analysis of the originator/seller. After bids are accepted, ITLA Capital conducts a due diligence review of the loans in the pool. Based on due diligence results, individual loans are kept in the proposed pool, rejected from the pool or put on hold pending additional information or a pricing adjustment. The pool and pricing is then finalized, a purchase and sale agreement is signed, and the purchase is completed. During 1999, Imperial Capital Bank bought a total of 805 loans with a total outstanding principal balance of $90.8 million, paying a total premium of $2.7 million to acquire these loans. At December 31, 1999, 757 of these loans remained, with a remaining outstanding principal balance of $83.4 million and a remaining unamortized purchase premium of $2.3 million.

        Lending, Origination, Purchases and Underwriting. Many of Imperial Capital Bank's income producing property loans are made to lower credit grade borrowers that have marginal histories or on properties that due to debt to income ratios or location prevent the borrower from obtaining a prime interest rate. Likewise, residential loans purchased generally do not meet the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation's underwriting standards with respect to credit, debt ratios and documentation, whether as a result of marginal credit histories, the absence of credit history, high debt-to-income ratios, reliance on the borrower's stated income with verification of employment, non-owner occupied property, rural property, balloon payment or a variety of other exceptions from agency guidelines. Imperial Capital Bank attempts to mitigate the risk associated with these loans by charging higher interest rates and through its loan approval and loan purchasing process.

        Imperial Capital Bank's loan underwriters prepare a written presentation on every loan application submitted to its loan committee which is comprised of Imperial Capital Bank's Chairman and Chief Executive Officer; President and Chief Operating Officer; Vice Chairman and Chief Credit Officer; the Loan Operations Director; and the Manager of Commercial Underwriting for approval. This presentation includes a description of the prospective borrower and any guarantors, the collateral, and the proposed use(s) of loan proceeds, as well as borrower and property financial statements and analysis. Each application is evaluated from a number of underwriting perspectives, including property appraised value, level of debt service coverage, remaining economic life, use and condition, as well as borrower liquidity, net worth, cash investment, income, credit history and operating experience. Imperial Capital Bank's real estate loans are both nonrecourse and full recourse and Imperial Capital Bank generally seeks to obtain personal guarantees from the principals of borrowers which are single asset or limited liability entities (such as partnerships, corporations or trusts) on properties that have not achieved stabilization. Loans up to $750,000 may be approved by any loan committee member. Loans of $750,000 to $1,000,000 require approval by any two members of Imperial Capital Bank's loan committee, while loans in excess of $1,000,000 require approval of three loan committee members. Variable rate loans over $500,000 must generally satisfy an interest rate sensitivity test in order for the loan to be approved; that is, the current stabilized income of real property security must be adequate to achieve a minimum debt service coverage ratio of 90% if the interest rate on the loan was at the maximum amount allowed under the terms of the note which is generally the fully indexed start rate plus 400 basis points.

        All reviews of residential loans are initially performed through Imperial Capital Bank's loan acquisition department. Imperial Capital Bank places bids on pools of loans meeting its investment and credit risk objectives, subject to due diligence and negotiation of an acceptable purchase agreement. The Vice Chairman and Chief Credit Officer and the Chief Financial Officer must each approve the bid prior to submission. All purchases by Imperial Capital Bank are made within the parameters set by the Board of Directors of Imperial Capital Bank for loan purchases and originations and require the approval of both the loan committee and the asset/liability management committee.

        If Imperial Capital Bank is the successful bidder, Imperial Capital Bank conducts an acquisition review of each loan to finalize inclusion within the pool of loans to be acquired. This review includes an evaluation of the seller's representations and warranties and of the adequacy of the applicable loan documentation (e.g., the existence of a note, including confirmation of the interest rate and outstanding loan balance, mortgage, title policy, borrower financial statements, tax returns, environmental reports, etc.). The current value of the security property is estimated utilizing various methods, considering, among other factors, the type of property, the loan balance, the recourse nature of the debt, the age and performance of the loan, and the resources of the borrower.

        At least one loan committee member or designee must personally conduct on-site inspections of any property involved in loan recommendations of $1.0 million or more. Additionally, loans over $1,500,000 must be approved by the President and Chief Operating Officer; loans over $3,000,000 require the additional signature of the Vice Chairman and Chief Credit Officer; and individual loans over $5,000,000, loans resulting in an aggregate borrowing relationship to one borrower in excess of $7,500,000, and purchased loan pools over $10,000,000 must be approved by the executive committee of the board of directors. Imperial Capital Bank's loan underwriters are responsible for initial reviews of borrowers, properties, loan terms, and submission of loans to the loan committee. Following loan approval and prior to funding, Imperial Capital Bank's underwriting and processing departments assure that all loan approval terms have been satisfied, that they conform with lending policies (including authorized exceptions), and all required documentation is present and in proper form.

        The maximum size of a single real estate loan made by Imperial Capital Bank is limited by California law to 20% of Imperial Capital Bank's equity capital. At December 31, 1999, that limit was approximately $19.7 million. Imperial Capital Bank's largest combined credit extension to related borrowers was $13.8 million at December 31, 1999. At December 31, 1999, Imperial Capital Bank had a total of 128 extensions of credit, with a combined outstanding principal balance of $493.2 million, that were over $2.0 million to a single borrower or related borrowers. One of these combined extensions of credit, with a total principal balance of $2.3 million (and a net book balance of $1.7 million), was on nonaccrual status at December 31, 1999. All other combined extensions of credit over $2.0 million were performing in accordance with their repayment terms. At December 31, 1999, Imperial Capital Bank had 1,691 secured real estate loans outstanding, with an average balance per loan of approximately $0.6 million.

        Servicing and Collections. Servicing of Imperial Capital Bank's purchased residential loans is outsourced to Fairbanks Capital Corporation, an organization specializing in that product. All other loans are serviced by Imperial Capital Bank's loan servicing department, which is designed to provide prompt customer service, and accurate and timely information for account follow-up, financial reporting and management review. Imperial Capital Bank's loans are serviced through the loan administration department located in Imperial Capital Bank's facility in Glendale, California. Following the funding of an approved loan, all pertinent loan data is entered into Imperial Capital Bank's data processing system, which provides monthly billing statements, tracks payment performance, and processes contractual interest rate adjustments on variable rate loans. Regular loan service efforts include payment processing and collection follow-up, as well as tracking the performance of additional borrower obligations with respect to the maintenance of casualty insurance coverage, payment of property taxes and senior liens, if any, and periodically requesting required information, including current borrower and property financial and operating statements. Additional services are performed by Imperial Capital Bank in connection with the monitoring of loans to borrowers secured by stabilizing projects. These projects involve lease-up or renovation activities. Imperial Capital Bank monitors these loans to ensure that projects are performing as underwritten. This monitoring allows Imperial Capital Bank to take a proactive approach to addressing projects that do not perform as planned. When payments are not received by their contractual due date, collection efforts begin on the fifth day of delinquency with a telephone contact, and proceed to written notices that progress from reminders of the borrower's payment obligation to an advice that a notice of default may be forthcoming. Accounts delinquent for more than 30 days are generally transferred to Imperial Capital Bank's asset management department which, following a review of the account and management approval, implements a collection or restructure plan, or a disposition strategy, and evaluates any potential loss exposure on the asset.

        Competition. Imperial Capital Bank's competition in originating real estate loans is principally from community banks, certain other industrial banks, real estate financing conduits, small insurance companies, and occasionally larger banks and savings and loan associations. Many of these entities enjoy competitive advantages over Imperial Capital Bank relative to a potential borrower in terms of a prior business relationship, wider geographic presence or more accessible branch office locations, the ability to offer additional services or more favorable pricing alternatives, or a lower cost of funds structure. Imperial Capital Bank tries to offset the potential effect of these factors by providing borrowers with greater individual attention and a more flexible and time-sensitive underwriting, approval and funding process than they might obtain elsewhere.

NONPERFORMING ASSETS AND OTHER LOANS OF CONCERN

        At December 31, 1999, nonperforming assets, consisting of nonaccrual loans and other real estate owned, totaled $9.0 million or 0.81% of total assets. Nonaccrual loans totaled $8.0 million, consisting of 28 loans. Three of these loans had an outstanding balance greater than $1.0 million. For additional information regarding nonperforming assets, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Risk Elements."

        In addition to nonaccrual loans, as of December 31, 1999, Imperial Capital Bank had 19 loans with an aggregate outstanding loan balance of $38.9 million with respect to which known information about the possible credit problems of the borrowers or the cash flows of the properties securing the loans have caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual loan category. At December 31, 1999, 10 of these loans had a book value in excess of $500,000, of which 4 loans had a book value in excess of $2.0 million.

        The following is a brief discussion of ITLA Capital's three nonaccrual loans where the remaining principal balance of the loan at December 31, 1999 exceeded $1.0 million.

                Loan Secured by a Retail Center - Nevada. This loan originated in May 1998 with an original amount of $1.3 million. The balance of the loan at December 31, 1999 was $1.3 million. The loan was placed on nonaccrual status in March 1999 because of delinquent payments. The borrower subsequently filed Chapter 11 bankruptcy in May of 1999 to stop the pending trustee sale. A sale of the property securing the loan to a third party, which would have paid off our loan in full, was approved by the bankruptcy court, but has not been completed. Imperial Capital Bank is continuing to pursue its rights with the bankruptcy court to obtain relief from stay and to take title to the property through foreclosure.

                Loan Secured by an Office/Restaurant Complex - Arizona. This loan was originated in January 1997 with an original loan amount of $1.9 million. In November 1997, an additional advance of $0.4 million was funded to complete construction. In 1999, the loan was written down to its current book balance of $1.7 million. The loan was placed on nonaccrual status in September 1998 because of delinquent monthly payments and the filing of a Chapter 11 bankruptcy by the borrower.

                Loan Secured by a Retail Center - Washington. This loan originated in August 1997 with an original loan amount of $1.3 million. The loan became delinquent, and Imperial Capital Bank filed notice of default in April 1999. At December 31, 1999, the loan had been written down to $1.0 million due to a decline in the value of the loan's collateral. The borrower filed bankruptcy to delay foreclosure, but Imperial Capital Bank prevailed in bankruptcy court and was granted the right to foreclose. Subsequent to December 31, 1999, the property was purchased at the foreclosure sale by an unrelated third party and Imperial Capital Bank recovered $0.1 million of the $0.3 million it had previously written off.

        The following is a brief discussion of Imperial Capital Bank's "other loans of concern" where the remaining principal balance of the loan at December 31, 1999 exceeded $2.0 million.

                Loan Secured by Office Building - Arizona. This construction loan originated in December 1997 with an original commitment amount of $13.5 million to construct an office building. The building shell was completed in November 1998. The outstanding balance of the loan as of December 31, 1999 was $6.7 million. The borrower continues to make cash payments to keep interest on the loan paid current. The office building was originally being marketed to large single tenant users, however leasing efforts were unsuccessful. The borrower is now focusing their leasing efforts on smaller tenants, and Imperial Capital Bank is in the process of renegotiating the terms of our loan to provide the construction funds necessary to configure the building for multiple tenants.

                Loan Secured by Three Apartment Buildings - Florida. This loan originated in December 1998 with an original loan amount of $3.2 million. The loan currently has a balance of $3.1 million. Imperial Capital Bank began monitoring this loan because of a delinquent payment history shortly after origination and because several loan payments had been returned for non sufficient funds. The loan is now current and has been paying as agreed for the past several months.

                Loan Secured by Retail Center - California. This loan was originated in March 1998 with a total loan commitment of $17.0 million. The funds advanced at origination totaled $14.0 million, and $3.0 million of the unfunded loan commitment was to fund tenant improvements and future leasing costs. At December 31, 1999, the loan had a balance of $13.8 million. The loan agreement provided for the borrower to meet certain leasing accomplishments within an agreed upon timeframe. If these leasing accomplishments were not met, the unfunded portion of the loan commitment would not be advanced and instead the borrower would be required to make a principal reduction on the loan. The leasing targets were not met and the required principal reduction was not made, although scheduled principal and interest payments have always been made. In December 1999, a troubled debt restructuring of this loan was agreed to, and subsequent to December 31, 1999 the borrower made a $0.5 million principal reduction under the restructuring agreement. Imperial Capital Bank continues to closely monitor the lease-up of the property.

                Loan Secured by a Distribution / Warehouse Facility - Mississippi. This loan originated in February 1999 with a total commitment amount of $8.5 million. The loan had an outstanding balance of $8.1 million at December 31, 1999. In February 2000, the building's single tenant, a large food supply company, filed for Chapter 11 bankruptcy. The loan is being monitored because of the bankruptcy filing of the tenant, although the loan continues to be paid in accordance with the terms of the loan agreement.

CLASSIFIED ASSETS

        Management uses a loan classification system consistent with the classification system used by bank regulatory agencies to help it evaluate the risks inherent in its real estate loan portfolio. Loans are identified as "pass", "special mention", "substandard", "doubtful" or "loss" based upon consideration of all sources of repayment, underlying collateral values, current and anticipated economic conditions, trends and uncertainties, and historical experience. Pass loans are further divided into four additional sub-categories, based on the borrower's financial strength and ability to service the debt and/or the value and debt service capacity of the underlying collateral. Underlying collateral values for real estate dependent loans are supported by property appraisals or evaluations. Imperial Capital Bank reviews its loan classifications on at least a monthly basis. At December 31, 1999, Imperial Capital Bank classified $28.0 million of loans as "substandard" and $17.3 million as "special mention". Of the 46 loans comprising the $28.3 million in "substandard" loans, 28 loans totaling $8.0 million were included in the nonperforming assets table in "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Credit Risk Elements", and the balance was included in the $38.9 million of "other loans of concern", discussed above.

FUNDING SOURCES

        The primary source of funding for Imperial Capital Bank's lending operations and investments are investment certificates, which are functionally equivalent to certificates of deposit at banks and savings and loan associations and are hereinafter referred to as "deposits". Imperial Capital Bank's deposits are federally insured by the FDIC to the extent permitted by law. Approximately 86% of Imperial Capital Bank's deposits are term deposits that pay fixed rates of interest for periods ranging from 90 days to five years. The remaining 14% of Imperial Capital Bank's deposits are variable rate passbook accounts and a variable rate money market accounts with limited checking features.

        As with many other industrial banks in California, Imperial Capital Bank's strategy with all deposit accounts is to offer rates significantly above those customarily offered by other financial institutions in its market. Imperial Capital Bank has generally accumulated deposits by relying on renewals of term accounts by existing depositors, participating in deposit rate surveys which list Imperial Capital Bank among the higher rate paying insured institutions, and periodically advertising in various local market newspapers and other media. Imperial Capital Bank is able to pursue this strategy by operating a savings branch system offering fewer products and services than many institutions. Because Imperial Capital Bank does not provide demand checking accounts, safe deposit boxes, money orders, trust services, and various other retail banking services, management believes its staffing and overhead costs are significantly lower than banks and savings institutions. Management further believes that its deposits are a reliable funding source and that the cost of funds resulting from Imperial Capital Bank's deposit gathering strategy is comparable to those of other industrial banks pursuing a similar strategy. However, because Imperial Capital Bank competes for deposits primarily on the basis of rates, Imperial Capital Bank could experience difficulties in attracting deposits if it could not continue to offer deposit rates at levels above those of banks and savings institutions. Management also believes that any efforts to significantly increase the size of its deposit base may require greater marketing efforts and/or increases in deposit rates to the higher levels of the deposit rate surveys in which Imperial Capital Bank participates. Although there were no brokered deposits outstanding at December 31, 1999, Imperial Capital Bank may seek such deposits in the future. For information concerning overall deposits outstanding during the periods indicated and the rates paid thereon, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Interest Income".

        Imperial Capital Bank has also used advances from the Federal Home Loan Bank of San Francisco as a funding source. Imperial Capital Bank became a member of the Federal Home Loan Bank of San Francisco in 1994 and was subsequently approved for a credit line up to 25% of its total assets. Federal Home Loan Bank advances are collateralized by pledges of qualifying cash equivalents, investment securities, mortgage-backed securities and whole loan collateral. At December 31, 1999, Federal Home Loan Bank advances outstanding totaled $67.3 million, and the remaining available borrowing capacity, based on the loans and securities pledged as collateral, totaled $36.6 million, net of the $5.1 million of additional FHLB Stock that ITLA Capital would be required to purchase to support the additional borrowings. Additionally, Imperial Capital Bank also has uncommitted, unsecured lines of credit with banks renewable daily in the amount of $30.0 million. See "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Notes 2, 3, 7 and 8".

OTHER BUSINESS ACTIVITIES

        ITLA Funding Corporation. In 1998 and 1997, ITLA Funding sold fixed rate originations on a whole loan table funded basis to conduits that issue commercial mortgage-backed securities. ITLA Funding also originated variable rate loans that were placed in Imperial Capital Bank's portfolio of loans held for investment. However, ITLA Funding experienced a significant decline in the demand for fixed rate commercial real estate loans originated for sale to third party investors due to a decline in the commercial real estate securities market. As a result of these market conditions, the ongoing operations of ITLA Funding were assumed by Imperial Capital Bank in 1999, and ITLA Funding's separate operations were suspended.

        Other. Management intends to evaluate the feasibility of ITLA Capital entering other financial related businesses. There can be no assurance, however, that ITLA Capital will elect to enter such additional businesses or, if it does, that it will achieve favorable results in any such activities.

REGULATION

        Imperial Capital Bank is subject to supervision and regulation by the Department of Financial Institutions of the State of California and, as an insured institution, by the FDIC. ITLA Capital is not a bank holding company and is not directly regulated or supervised by the Department of Financial Institutions, the FDIC, the Federal Reserve Board or any other bank regulatory authority, except with respect to the general regulatory and enforcement authority of the Department of Financial Institutions and the FDIC over transactions and dealings between ITLA Capital and Imperial Capital Bank, and except with respect to both the specific limitations regarding ownership of the capital stock of the parent corporation of any industrial bank.

        CALIFORNIA LAW

        The industrial banking business conducted by Imperial Capital Bank is governed by the California Industrial Loan Law and the rules and regulations of the Department of Financial Institutions, which, among other things, regulate the issuance of certain deposit accounts as well as the collateral requirements and maximum maturities of the various type of loans that are permitted to be made by California-chartered industrial loan companies ("industrial banks").

        Subject to restrictions imposed by applicable California law, Imperial Capital Bank is permitted to make secured and unsecured consumer and nonconsumer loans. Although nonconsumer secured loans of fewer than ten years may generally be repaid in unequal periodic payments, consumer loans must generally be repaid in substantially equal periodic payments. California law limits lending activities outside of California by industrial banks to no more than 25% of total assets, unless prior approval is obtained, in which case the amount may be increased to 50%. Imperial Capital Bank has received approval from the Department of Financial Institutions to increase its maximum out-of-state lending activities to 40% of total assets. At December 31, 1999, 29.3% of Imperial Capital Bank's total assets consisted of loans or obligations made outside the state of California.

        California law contains extensive requirements for the diversification of the loan portfolios of industrial banks. At December 31, 1999, Imperial Capital Bank satisfied all of these requirements. Management believes that Imperial Capital Bank can maintain compliance with such regulatory requirements by managing the mix of its assets and loans without any material adverse impact on earnings or liquidity.

        An industrial bank generally may not make any loan to, or hold an obligation of, any of its directors or officers or any director or officer of its holding company or affiliates, except in specified cases and subject to regulation by the Department of Financial Institutions. An industrial bank also may not make any loan to, or hold any obligation of, any of its shareholders or any shareholder of its holding company or affiliates, except that this prohibition does not apply to persons who own less than 10% of the stock of a holding company or affiliates which are listed on a national securities exchange. Any person who wishes to acquire 10% or more of the capital stock or capital of a California industrial bank, or 10% or more of the voting capital stock or other securities giving control over management of its parent company, must obtain the prior written approval of the Department of Financial Institutions. Insured depository institutions, and their institution-affiliated parties, may be subject to potential enforcement actions by the FDIC and the Department of Financial Institutions for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Management is not aware of any pending or threatened enforcement actions against Imperial Capital Bank.

        An industrial bank is subject to certain leverage limitations which are not generally applicable to commercial banks or savings and loan associations. Under California law, industrial banks that desire to increase their leverage must meet specified minimum standards for liquidity reserves in cash, loan loss reserves, minimum capital stock levels and minimum unimpaired paid-in surplus levels. For example, in order for an industrial bank to increase its deposits to more than 15 times the aggregate amount of its paid-up and unimpaired capital and unimpaired surplus not available for dividends, the industrial bank must, among other things, maintain a liquidity reserve in cash or cash equivalents equal to 1.5% of its total deposits outstanding, maintain its capital stock not less than $1.25 million, and maintain its unimpaired paid-in surplus not less than $750,000. At December 31, 1999, Imperial Capital Bank's total deposits were
9.3 times its paid-up and unimpaired capital and unimpaired surplus not available for dividends. In addition, at December 31, 1999, Imperial Capital Bank maintained a liquidity reserve in cash or cash equivalents equal to 11.8% of its total deposits outstanding and its allowance for credit losses was $18.7 million.

        Industrial banks are not permitted to borrow, except by the sale of investment or thrift certificates, in an amount exceeding 300% of its outstanding capital stock, surplus and undivided profits, without the Department of Financial Institutions' prior consent. All amounts borrowed in excess of 150% of its outstanding capital stock, surplus and undivided profits must be unsecured borrowings or, if secured, approved in advance by the Department of Financial Institutions, and be included as investment or certificates of deposit for purposes of computing the maximum amount of certificates an industrial bank may issue. However, loans from the Federal Home Loan Bank, a Federal Reserve bank or the FDIC are excluded from the limitations on borrowings and are not specifically limited by California law. Imperial Capital Bank had $67.3 million of outstanding borrowings at December 31, 1999, consisting solely of collateralized Federal Home Loan Bank advances.

        Industrial banks are generally limited to investments, other than loans, that are legal investments for commercial banks. California commercial banks are prohibited from investing an amount exceeding 15% of shareholders' equity in the securities of any one issuer, except for specified obligations of the United States, California, and local governments and agencies thereof. An industrial bank may acquire real property only in satisfaction of debts previously contracted, pursuant to certain foreclosure transactions, or as may be necessary for the transaction of its business, in which case such investment is limited to one-third of an industrial bank's paid-up capital stock and surplus not available for dividends. Imperial Capital Bank complied with these requirements at December 31, 1999.

        Although the investment and other activities that Imperial Capital Bank may be engaged in are generally prescribed under the California Industrial Loan Law, certain provisions of the Federal Deposit Insurance Act may limit Imperial Capital Bank's ability to engage in certain activities that otherwise are authorized under the California Industrial Loan Law. See "Federal Law - Restrictions on Imperial Capital Bank's Investments and Activities".

        An industrial bank is not permitted to declare dividends on its capital stock unless it has at least $750,000 of unimpaired capital, plus additional capital of $50,000 for each branch office maintained. In addition, no distribution of dividends is permitted unless: (i) such distribution would not exceed an industrial bank's retained earnings, or (ii) in the alternative, after giving effect to the distributions, the sum of an industrial bank's assets (net of goodwill, capitalized research and development expenses, and deferred charges) would not be less than 125% of its liabilities (net of deferred taxes, income and other credits). See "Federal Law - Prompt Corrective Action Requirements".

        An industrial bank is likewise prohibited from paying dividends from that portion of capital that has been restricted for dividend payment purposes by its bylaws or by resolution of its board of directors. The amount of restricted capital maintained by an industrial bank provides the basis for establishing various lending and deposit taking limitations, such as the maximum amount that an industrial bank may lend to one single borrower and the aggregate amount that an industrial bank may accept in deposits from all depositors. Accordingly, an industrial bank typically restricts as much capital as necessary to achieve its desired loan to one borrower limit, which in turn restricts the funds available for the payment of dividends. Imperial Capital Bank's Board of Directors has passed a resolution requiring Imperial Capital Bank to maintain a Tier 2 capital ratio of not less than 10.0%.

        FEDERAL LAW

        Our deposits are insured by the bank insurance fund of the FDIC to the full extent permissible by law. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports, and generally supervises the operations of institutions to which it provides deposit insurance. The FDIC is also the federal agency charged with regulating state-chartered banks that are not members of the Federal Reserve System, such as Imperial Capital Bank. Therefore any person who wishes to acquire control of Imperial Capital Bank must obtain the consent of both the FDIC and the Department of Financial Institutions. Insured depository institutions, and their institution-affiliated parties, may be subject to potential enforcement actions by the FDIC and the Department of Financial Institutions for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Management is not aware of any pending or threatened enforcement actions against Imperial Capital Bank.

        Regulatory Capital Requirements. Federally-insured, state-chartered banks, including industrial banks such as Imperial Capital Bank, are required to maintain minimum levels of regulatory capital as specified in the FDIC's capital maintenance regulations. The FDIC also is authorized to impose capital requirements in excess of these standards on individual banks on a case-by-case basis.

        Imperial Capital Bank is required to comply with three separate minimum capital requirements: a "tier 1 capital ratio" and two "risk-based" capital requirements. "Tier 1 capital" generally includes common shareholders' equity, including retained earnings, qualifying noncumulative perpetual preferred stock and any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries, less intangible assets, other than properly valued purchased mortgage servicing rights up to certain specified limits and less net deferred tax assets in excess of certain specified limits.

        Tier 1 Capital Ratio. FDIC regulations establish a minimum 3.0% ratio of Tier 1 capital to total average assets for the most highly-rated state-chartered, FDIC-supervised banks. All other FDIC supervised banks must maintain at least a 4.0% tier 1 capital ratio. Under FDIC regulations, highly-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. At December 31, 1999, Imperial Capital Bank's required tier 1 capital ratio was 4.0% and its actual tier 1 capital ratio was 9.04%.

        Risk-Based Capital Requirements. The risk-based capital requirements generally require Imperial Capital Bank to maintain a ratio of tier 1 capital to risk-weighted assets of at least 4.0% and a ratio of total risk-based capital to risk-weighted assets of at least 8.0%. To calculate the amount of capital required, assets are placed in one of four categories and given a percentage weight (0%, 20%, 50% or 100%) based on the relative risk of the category. For example, United States Treasury Bills and Ginnie Mae securities are placed in the 0% risk category. Fannie Mae and Freddie Mac securities are placed in the 20% risk category, loans secured by one-to four family residential properties and certain privately-issued mortgage-backed securities are generally placed in the 50% risk category, and commercial and consumer loans and other assets are generally placed in the 100% risk category. In addition, certain off-balance-sheet items are converted to balance sheet credit equivalent amounts and each amount is then assigned to one of the four categories.

        For purposes of the risk-based capital requirements, "total capital" means tier 1 capital plus supplementary or tier 2 capital, so long as the amount of supplementary or tier 2 capital that is used to satisfy the requirement does not exceed the amount of tier 1 capital. Tier 2 capital includes cumulative or other perpetual preferred stock, mandatory convertible subordinated debt and perpetual subordinated debt, mandatory redeemable preferred stock, intermediate-term preferred stock, mandatory convertible subordinated debt and subordinated debt, and the allowance for credit losses up to a maximum of 1.25% of risk-weighted assets. At December 31, 1999, Imperial Capital Bank's tier 1 risk-based and total capital ratios were 10.11% and 11.37%, respectively.

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

        For regulatory purposes, the federal banking agencies have adopted Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Investments in Debt and Equity Securities" as amended, which requires that net unrealized gains and losses on certain securities classified available for sale be included in accumulated other comprehensive income. The FDIC requires that the net amount of unrealized losses from available for sale equity securities with readily determinable fair values be deducted for purposes of calculating the tier 1 capital ratio. All other net unrealized holding gains and losses on available for sale securities are excluded from the definition of tier 1 capital. While Imperial Capital Bank had no available for sale equity securities at December 31, 1999, ITLA Capital had $16.2 million of such securities in its investment portfolio.

        Prompt Corrective Action Requirements. The FDIC has implemented a system requiring regulatory sanctions against state-chartered banks (which, for this purpose, includes Imperial Capital Bank) that are not adequately capitalized, with the sanctions growing more severe the lower the institution's capital. The FDIC has established specific capital ratios for five separate capital categories: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized".

        An institution is treated as "well capitalized" if its total risk based capital ratio is 10.0% or more, its tier 1 risk-based ratio is 6.0% or more, its tier 1 capital ratio is 5.0% or greater, and it is not subject to any order or directive by the FDIC to meet a specific capital level. Imperial Capital Bank exceeded these requirements at December 31, 1999.

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

        FDIC Insurance Assessments. The FDIC assesses deposit insurance premiums under a risk-based assessment system, which is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any loss, and the revenue needs of the deposit insurance fund. For the fiscal year ended December 31, 1999, Imperial Capital Bank paid $0.1 million of assessments to the FDIC.

        Restrictions on Imperial Capital Bank's Investments and Activities. A state-chartered bank and its subsidiaries may not engage as principal in any activities that are not permissible for national banks and their subsidiaries unless: (1) the bank meets the applicable FDIC capital standards described above; and (2) the FDIC has determined that the activity would pose no significant risk to the Bank Insurance Fund. With limited exceptions, the FDIC may not use this authority to permit a state-chartered bank to engage in equity investments (other than investments in subsidiaries) or in insurance underwriting. Imperial Capital Bank's activities are permissible activities for national banks.

        In addition, federal law imposes restrictions on transactions between Imperial Capital Bank and its affiliates. All these transactions, including leases and service contracts, must be on terms and under circumstances that are substantially the same, or at least as favorable to Imperial Capital Bank, as those prevailing at the time for comparable transactions involving nonaffiliated companies. The California Industrial Loan Law also applies certain restrictions to transactions with affiliates. Federal and state law also places limitations on loans by Imperial Capital Bank to its directors, officers and controlling persons. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated persons.

        Community Reinvestment Act and Fair Lending Developments. Imperial Capital Bank is subject to certain fair lending requirements and reporting obligations involving lending operations and Community Reinvestment Act activities. Federal banking agencies are required to evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and into account when regulating and supervising other activities. In its most recent examination, the FDIC rated Imperial Capital Bank "satisfactory" in complying with its Community Reinvestment Act obligations.

DATA PROCESSING AGREEMENT

        ITLA Capital has an agreement with a third party to provide data processing services, including loan portfolio accounting and transaction processing, deposit account processing, and general ledger accounting. The fees under the agreement consist of a base monthly fee, which may vary based on the number of accounts processed, as well as other charges based on usage. The initial term of this agreement, which ended in September 1999, was for five years, with annual renewals thereafter unless either party gives 180 days prior written notice of intent to terminate. The agreement is now being renewed annually. Charges under the agreement totaled approximately $385,000 in 1999. As of December 31, 1999, the estimated remaining payments due under the contract, at current portfolio and service levels, were approximately $190,000.

ITEM 2. PROPERTIES

        ITLA Capital leases all of its operating facilities. ITLA Capital's only material lease obligations are for Imperial Capital Bank's loan operations division and loan administration division / retail branch location, both of which are in Glendale, California. The loan administration division / retail branch location lease extends until 2006 with base annual rental expense of approximately $493,000 for the entire term, plus common area expenses that are subject to annual increases. The loan operations division's lease extends until 2005 with base annual rental expense of approximately $277,000 for the entire term, plus common area expenses that are subject to annual increases.

        The following table sets forth certain information regarding ITLA Capital's facilities.

                                                                                                         YEAR CURRENT
                                                                                            Square        LEASE TERM
 Locations                                     Office Uses                                  Footage         EXPIRES
 ---------                                     -----------                                  -------         -------
 La Jolla, CA              Corporate Headquarters                                             10,582         2003
 Glendale, CA              Loan Operations Division                                            8,932         2005
 San Francisco, CA         Retail Deposit Branch / Mortgage Brokerage Division                 5,005         2002
 Beverly Hills, CA         Retail Deposit Branch                                               2,218         2005
 Costa Mesa, CA            Retail Deposit Branch / Money Desk Operations /                     3,493         2000
                           Real Estate Lending
 Del Mar, CA               Retail Deposit Branch / Savings Operations Division                 6,352         2004
 Encino, CA                Retail Deposit Branch / Operations Support Division                 5,298         2004
 Glendale, CA              Retail Deposit Branch / Loan Administration Division               23,498         2006
 Las Vegas, NV             Real Estate Lending                                                   800         2000



        For additional information regarding ITLA Capital's premises, see "Item
8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 12".

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        ITLA Capital's common stock is traded on the NASDAQ national market system under the symbol "ITLA". At December 31, 1999, there were approximately 10 holders of record of ITLA Capital common stock and 7,181,484 shares outstanding.

        The following table sets forth, for the periods indicated, the range of high and low trade prices for ITLA Capital's common stock. Stock price data on NASDAQ reflects interdealer prices, without retail mark-up, mark-down or commission.


                                     MARKET PRICE
                      -----------------------------------------   AVERAGE DAILY
                         HIGH            LOW           CLOSE      CLOSING PRICE
                      -----------    -----------    -----------    -----------
1999
      4th Quarter     $     15.25    $     12.00    $     12.56    $     14.16
      3rd Quarter           16.50          14.63          14.75          15.68
      2nd Quarter           17.50          14.50          15.75          15.35
      1st Quarter           15.50          13.38          14.50          14.69

1998
      4th Quarter     $     18.00    $      9.00    $     15.13    $     15.04
      3rd Quarter           22.25          13.50          13.50          18.67
      2nd Quarter           24.00          19.88          20.75          22.10
      1st Quarter           21.25          17.88          21.25          19.47

        The following table includes supplementary quarterly operating results and per share information for the past two years. The data presented should be read along with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with "Item 8. Financial Statements and Supplementary Data" included elsewhere in this report.

QUARTERLY OPERATIONS (UNAUDITED)


                                                          FOR THE QUARTER ENDED
                                            ---------------------------------------------------
                                            MARCH 31      JUNE 30    SEPTEMBER 30   DECEMBER 31
                                            --------      -------    ------------   -----------
                                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1999

Net interest income                         $12,670       $13,271       $13,318       $13,494
Provision for estimated credit losses         1,200         1,200         1,400         1,150
Noninterest income                              278           310           201           112
General and administrative expense            5,102         5,425         5,117         5,113
Total real estate operations, net                 8           147            21           296
Provision for income taxes                    2,724         2,788         2,862         2,896
Net income                                    3,914         4,021         4,119         4,151
Basic Earnings Per Share                    $  0.55       $  0.56       $  0.57       $  0.58
Diluted Earnings Per Share                  $  0.53       $  0.54       $  0.55       $  0.57

1998

Net interest income                         $11,766       $12,558       $13,008       $12,946
Provision for estimated credit losses         1,400         1,600           800           750
Provision for valuation allowance                --            --         1,400            --
Noninterest income                              859           646           601           341
General and administrative expense            5,198         5,166         4,906         5,394
Total real estate operations, net                80           154           130           620
Provision for income taxes                    2,438         2,576         2,619         2,671
Net income                                    3,509         3,708         3,754         3,852
Basic Earnings Per Share                    $  0.46       $  0.48       $  0.49       $  0.52
Diluted Earnings Per Share                  $  0.44       $  0.46       $  0.47       $  0.51



ITEM 6.  SELECTED FINANCIAL DATA

        The following condensed statements of operations and financial condition and selected performance ratios as of December 31, 1999, 1998, 1997, 1996, and 1995 and for the years then ended have been derived from the audited consolidated financial statements of ITLA Capital. The information below reflects an 86.4 for 1 stock split effective October 17, 1995 and is qualified in its entirety by the detailed information included elsewhere herein and should be read along with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                              AS OF AND FOR THE YEARS ENDED DECEMBER 31
                                                             ----------------------------------------------------------------------
                                                                1999           1998           1997           1996           1995
                                                             ----------     ----------     ----------     ----------     ----------
                                                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
CONDENSED STATEMENTS OF OPERATIONS

Total interest income                                        $  101,213     $  101,665     $   85,117     $   69,898     $   62,107
Total interest expense                                           48,460         51,387         43,310         34,399         29,343
                                                             ----------     ----------     ----------     ----------     ----------
     Net interest income before provisions
          for estimated credit losses and valuation
          allowance on loans held for sale                       52,753         50,278         41,807         35,499         32,764

Provision for estimated credit losses                             4,950          4,550          3,300          4,871         13,098
Provision for valuation allowance on loans held for sale             --          1,400            350            700          4,774
                                                             ----------     ----------     ----------     ----------     ----------
     Net interest income after provisions
          for estimated credit losses and valuation
          allowance on loans held for sale                       47,803         44,328         38,157         29,928         14,892
                                                             ----------     ----------     ----------     ----------     ----------
Noninterest income                                                  901          2,447          1,640            651          1,075
                                                             ----------     ----------     ----------     ----------     ----------
Noninterest expense:

     Compensation and benefits                                    9,739         10,564          8,511          5,723          7,313
     Occupancy and equipment                                      2,788          2,783          2,444          1,929          2,230
     Other general and administrative expenses                    8,230          7,317          7,277          5,434          5,717
     Real estate operations, net                                    472            984            433          1,049          5,070
                                                             ----------     ----------     ----------     ----------     ----------
          Total noninterest expense                              21,229         21,648         18,665         14,135         20,330
                                                             ----------     ----------     ----------     ----------     ----------
Income (loss) before provision
     (benefit) for income taxes                                  27,475         25,127         21,132         16,444         (4,363)


Provision (benefit) for income taxes                             11,270         10,304          8,655          6,420         (1,960)
                                                             ----------     ----------     ----------     ----------     ----------
NET INCOME (LOSS)                                            $   16,205     $   14,823     $   12,477     $   10,024     $   (2,403)
                                                             ==========     ==========     ==========     ==========     ==========
BASIC EARNINGS (LOSS) PER SHARE                              $     2.26     $     1.95     $     1.61     $     1.38     $    (0.52)
DILUTED EARNINGS (LOSS) PER SHARE                            $     2.21     $     1.89     $     1.57     $     1.36     $    (0.52)
Dividends paid                                               $       --     $       --     $       --     $       --     $       --

CONDENSED STATEMENTS OF FINANCIAL CONDITION

Cash and cash equivalents                                    $   72,242     $  125,602     $  123,885     $   62,599     $   26,095
Investment securities available for sale                         59,247            329         35,281         36,574             --
Stock in Federal Home Loan Bank                                   8,894         12,633         11,919          8,349         12,362
Investment and mortgage-backed securities
      held to maturity                                               --             --         25,132         31,870         56,335
Loans held for investment, net                                  951,480        862,089        750,853        649,836        439,880
Loans held for sale, at lower of cost or
      fair market value                                              --         12,188         50,544          1,130         55,812
Interest receivable                                               7,383          6,321          4,916          4,411          3,865
Other real estate owned, net                                      1,041          1,201          3,946          5,416          6,103
Premises and equipment, net                                       3,253          3,493          3,169          2,610          3,008
Deferred income taxes                                             9,401          6,270          4,190          3,613          3,309
Other assets                                                      2,882          2,521          2,074          4,035          3,904
                                                             ----------     ----------     ----------     ----------     ----------
          Total assets                                       $1,115,823     $1,032,647     $1,015,909     $  810,443     $  610,673
                                                             ==========     ==========     ==========     ==========     ==========
Deposit accounts                                             $  913,613     $  866,798     $  843,813     $  670,336     $  494,793
Federal Home Loan Bank advances                                  67,250         48,500         61,500         43,500         54,000
Accounts payable and other liabilities                           11,265         11,467         11,248          7,789          5,188
Shareholders' equity                                            123,695        105,882         99,348         88,818         56,692
                                                             ----------     ----------     ----------     ----------     ----------
          Total liabilities and
               shareholders' equity                          $1,115,823     $1,032,647     $1,015,909     $  810,443     $  610,673
                                                             ==========     ==========     ==========     ==========     ==========
Book value per share                                         $    17.22     $    14.77     $    12.91     $    11.35     $     9.48

                                                                     AS OF AND FOR THE YEARS ENDED DECEMBER 31
                                                               -----------------------------------------------------
                                                               1999         1998        1997         1996       1995
                                                               ----         ----        ----         ----       ----
SELECTED PERFORMANCE RATIOS

Return on average assets                                        1.57%       1.46%        1.46%       1.44%      (0.44%)

Return on average shareholders' equity                         14.23%      13.95%       13.23%      12.86%      (5.26%)

Net interest margin(1)                                          5.11%       4.96%        4.94%       5.19%       6.13%

Average interest-earning assets to average
      interest-bearing liabilities                            113.74%     113.06%      112.15%     112.14%     108.19%

Noninterest expense to average assets                           2.05%       2.13%        2.19%       2.04%       3.70%

Efficiency ratio(2)                                            39.57%      41.06%       42.96%      39.10%      60.08%

Efficiency ratio excluding real estate operations, net         38.69%      39.19%       41.96%      36.20%      45.10%

General and administrative expense to average assets            2.01%       2.04%        2.14%       1.88%       2.78%

Average shareholders' equity to average assets                 11.01%      10.47%       11.06%      11.23%       8.32%

Nonperforming assets to total assets                            0.81%       0.64%        1.21%       1.56%       2.14%

Nonperforming assets held for investment to total
      assets                                                    0.81%       0.64%        1.21%       1.46%       2.08%

Allowance for credit losses to loans held for
      investment, net(3)                                        2.05%       1.91%        1.60%       1.65%       1.81%

Allowance for credit losses to nonaccrual loans(4)            249.40%     309.37%      146.16%     169.50%     122.45%

Net loan charge-offs (recoveries) to average loans
      held for investment, net                                  0.20%      (0.01%)       0.28%       0.37%       3.27%

------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The following discussion and analysis reviews the financial condition and results of operations of ITLA Capital Corporation and its principal wholly-owned subsidiaries: Imperial Capital Bank and ITLA Funding Corporation.

        The following discussion and analysis is intended to identify the major factors that influenced the financial condition as of December 31, 1999 and 1998 and results of operations of ITLA Capital for the years ended December 31, 1999, 1998 and 1997. ITLA Capital's principal business involves the origination of loans secured primarily by income producing real estate, located predominately in California, and, to a lesser extent, the purchase of pools of non-conventional residential mortgage loans located throughout the United States.

        Consolidated net income was $16.2 million, or $2.21 per diluted share, in 1999 compared to $14.8 million, or $1.89 per diluted share, in 1998 and $12.5 million, or $1.57 per diluted share, in 1997.

        The increase in net earnings in 1999 was due primarily to an increase in net interest income to $52.8 million in 1999 compared to $50.3 million in 1998, a decrease in provisions for estimated credit losses and valuation allowance on loans held for sale, to $5.0 million in 1999 from $6.0 million in 1998, and a decline in real estate owned expense to $0.5 million in 1999 from $1.0 million in 1998, partially offset by a decrease in noninterest income derived from mortgage banking activities to $0.1 million in 1999 from $1.6 million in 1998 and an increase in provision for income taxes to $11.3 million in 1999 compared to $10.3 million in 1998.

        The increase in net earnings in 1998 was due primarily to increased net interest income, $50.3 million in 1998 compared to $41.8 million in 1997, and an increase in noninterest income derived from mortgage banking activities, $1.6 million in 1998 compared to $1.0 million in 1997, partially offset by an increase in provisions for estimated credit losses and valuation allowance on loans held for sale, an aggregate of $6.0 million in 1998 compared to $3.7 million in 1997, an increase in total real estate operations, net, $1.0 million in 1998 compared to $0.4 million in 1997, an increase in general and administrative expense, $20.7 million in 1998 compared to $18.2 million in 1997, and an increase in provision for income taxes, $10.3 million in 1998 compared to $8.7 million in 1997.

        The return on average assets was 1.57% in 1999 and 1.46% in 1998 and 1997. The return on average shareholders' equity was 14.23% in 1999 compared to 13.95% in 1998 and 13.23% in 1997.

        Average total assets remained relatively unchanged at $1.0 billion in both 1999 and 1998, although the composition of assets changed, largely due to an increase in average loans of $77.8 million, or 9.2%, partially offset by a decrease in the average balance of cash and investments and mortgage-backed securities of $58.7 million or 35.4%.

        Average total assets was $1,014.3 million in 1998 compared to $852.6 million in 1997, an increase of $161.7 million, or 19.0%, largely due to an increase in average loans of $138.8 million, or 19.6%.

        Total loan production, including the unfunded portion of construction loans, was $394.3 million for the year ended December 31, 1999, consisting of $293.8 million originated for the portfolio, $91.4 million purchased for the portfolio, and $9.1 million brokered for outside investors, compared to total loan production of $531.1 million and $442.0 million for the years ended December 31, 1998 and 1997, respectively.

        Average deposit accounts totaled $870.1 million in 1999 compared to $839.3 million in 1998, an increase of $30.8 million, or 3.7%. This increase was primarily utilized to fund the increase in the loan portfolio. Federal Home Loan Bank advances averaged $37.2 million in 1999 compared to $56.5 million in 1998, a decrease of $19.3 million, or 34.1%.

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

                                                                                            YEARS ENDED DECEMBER 31
                                         ----------------------------------------------------------------------------------------
                                                             1999                                         1998
                                         -------------------------------------------     ---------------------------------------
                                           AVERAGE         INCOME/          YIELD/         AVERAGE       INCOME/       YIELD/
                                           BALANCE         EXPENSE          RATE           BALANCE       EXPENSE        RATE
                                         -----------     -----------     -----------     -----------   -----------   -----------
                                                                                           (DOLLARS IN THOUSANDS)
ASSETS

Cash and investments                     $   106,953     $     5,910            5.53%    $   146,514   $     7,849          5.36%
Mortgage-backed securities                                                                    19,162         1,209          6.31%

Loans receivable(1):

     Secured by real estate                  925,059          95,303           10.30%        847,219        92,607         10.93%
     Other                                        --              --              --              --            --          0.00%
                                         -----------     -----------     -----------     -----------   -----------   -----------

         Total loans receivable              925,059          95,303           10.30%        847,219        92,607         10.93%
                                         -----------     -----------     -----------     -----------   -----------   -----------


Total interest-earning assets              1,032,012     $   101,213            9.81%      1,012,895   $   101,665         10.04%
                                         ===========     ===========     ===========     ===========   ===========   ===========
Noninterest-earning assets                    20,456                                          16,281
Allowance for credit losses                  (18,298)                                        (14,841)
                                         -----------                                     -----------

     Total assets                        $ 1,034,170                                     $ 1,014,335
                                         ===========                                     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposit accounts:

     Money market and passbook accounts  $   130,995     $     6,477            4.95%    $   104,461   $     5,505          5.27%
     Time certificates                       739,111          39,975            5.41%        734,856        42,548          5.79%
                                         -----------     -----------     -----------     -----------   -----------   -----------

         Total deposit accounts              870,106          46,452            5.34%        839,317        48,053          5.73%

FHLB advances                                 37,235           2,008            5.39%         56,542         3,334          5.90%
                                         -----------     -----------     -----------     -----------   -----------   -----------

Total interest-bearing liabilities           907,341     $    48,460            5.34%        895,859   $    51,387          5.74%
                                         ===========     ===========     ===========     ===========   ===========   ===========
Noninterest-bearing liabilities               12,966                                          12,256
Shareholders' equity                         113,863                                         106,220
                                         -----------                                     -----------

     Total liabilities and
       shareholders' equity              $ 1,034,170                                     $ 1,014,335
                                         ===========                                     ===========

Net interest spread(2)                                                          4.47%                                       4.30%
                                                                         ===========                                 ===========

Net interest income before
     provisions for estimated
     credit losses and valuation
     allowance on loans held for sale                    $    52,753                                   $    50,278
                                                         ===========                                   ===========

Net interest margin(3)                                                          5.11%                                       4.96%
                                                                         ===========                                 ===========

                                                 YEARS ENDED DECEMBER 31
                                         ----------------------------------------
                                                          1997
                                          ---------------------------------------
                                           AVERAGE       INCOME/        YIELD/
                                           BALANCE       EXPENSE        RATE
                                          -----------   -----------   -----------

ASSETS

Cash and investments                      $   108,796   $     5,971          5.49%
Mortgage-backed securities                     28,565         1,836          6.43%

Loans receivable(1):

     Secured by real estate                   708,134        77,257         10.91%
     Other                                        313            53         16.93%
                                          -----------   -----------   -----------

         Total loans receivable               708,447        77,310         10.91%
                                          -----------   -----------   -----------


Total interest-earning assets                 845,808   $    85,117         10.06%
                                          ===========   ===========   ===========
Noninterest-earning assets                     17,678
Allowance for credit losses                   (10,847)
                                          -----------

     Total assets                         $   852,639
                                          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposit accounts:

     Money market and passbook accounts   $    67,708   $     3,508          5.18%
     Time certificates                        628,759        36,698          5.84%
                                          -----------   -----------   -----------

         Total deposit accounts               696,467        40,206          5.77%

FHLB advances                                  53,714         3,104          5.78%
                                          -----------   -----------   -----------

Total interest-bearing liabilities            750,181   $    43,310          5.77%
                                          ===========   ===========   ===========
Noninterest-bearing liabilities                 8,144
Shareholders' equity                           94,314
                                          -----------

     Total liabilities and
       shareholders' equity               $   852,639
                                          ===========

Net interest spread(2)                                                       4.29%
                                                                      ===========

Net interest income before
     provisions for estimated
     credit losses and valuation
     allowance on loans held for sale                   $    41,807
                                                        ===========

Net interest margin(3)                                                       4.94%
                                                                      ===========

-----------------------

(1) Before allowance for credit losses and net of deferred loan fees and costs. Net loan fee amortization of $2.5 million, $2.7 million and $2.2 million was included in net interest income for 1999, 1998 and 1997, respectively.
(2) Average yield on interest-earning assets minus average rate paid on interest-bearing liabilities.
(3)     Net interest income divided by total average interest-earning assets.

        ITLA Capital's primary source of revenue is net interest income. ITLA Capital's net interest income is affected by (a) the difference between the yields recognized on interest-earning assets, including loans and investments, and the interest rates paid on interest-bearing liabilities, which is referred to as "net interest spread", and (b) the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive net interest spread will generate net interest income; if interest-bearing liabilities exceed interest-earning assets, ITLA Capital may incur a decline in net interest income even when the net interest spread is positive. For 1999, 1998 and 1997, ITLA Capital's ratio of average interest-earning assets to average interest-bearing liabilities was 113.74%, 113.06% and 112.15%, respectively.

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

                                                          1999 VS. 1998                             1998 VS. 1997
                                               ------------------------------------      ------------------------------------
                                                 INCREASE (DECREASE)                      INCREASE (DECREASE)
                                                       DUE TO:                                  DUE TO:
                                               ----------------------                    ----------------------
                                                VOLUME         RATE          TOTAL        VOLUME         RATE          TOTAL
                                               --------      --------      --------      --------      --------      --------
                                                                              (IN THOUSANDS)
Interest and fees earned on:

      Loans receivable, net(1)                 $  8,216      $ (5,520)     $  2,696      $ 15,226      $     71      $ 15,297
      Cash and investment securities             (2,181)          242        (1,939)        1,952           (74)        1,878
      Mortgage-backed securities                 (1,209)           --        (1,209)         (610)          (17)         (627)
                                               --------      --------      --------      --------      --------      --------

           Total increase (decrease) in
                interest income                   4,826        (5,278)         (452)       16,568           (20)       16,548
                                               --------      --------      --------      --------      --------      --------

Interest paid on:

      Deposit accounts                            1,732        (3,333)       (1,601)        7,989          (142)        7,847
      FHLB advances                              (1,058)         (268)       (1,326)          192            38           230
                                               --------      --------      --------      --------      --------      --------

           Total increase (decrease) in
                interest expense                    674        (3,601)       (2,927)        8,181          (104)        8,077
                                               --------      --------      --------      --------      --------      --------

                Increase (decrease) in net
                     interest income           $  4,152      $ (1,677)     $  2,475      $  8,387      $     84      $  8,471
                                               ========      ========      ========      ========      ========      ========


------------------
(1) Loans receivable, net consists of loans held for investment and loans held for sale.

1999 Compared to 1998

        Net interest income totaled $52.8 million in 1999 compared to $50.3 million in 1998, an increase of $2.5 million or 4.9%. The increase in net interest income was due primarily to growth in average interest-earning assets, which increased $19.1 million or 1.9%.

        Interest income totaled $101.2 million in 1999 compared to $101.7 million in 1998, a decrease of $0.5 million, or 0.4%.

        Interest and fee income from loans receivable totaled $95.3 million in 1999 compared to $92.6 million in 1998, an increase of $2.7 million, or 2.9%. Interest and fee income from loans increased due to higher loan volume in 1999, partially offset by a decrease in loan yield. The average balance of loans receivable was $925.1 million in 1999 compared to $847.2 million in 1998, an increase of $77.9 million, or 9.2% reflecting the increase in loans held for investment. The average yield on loans receivable was 10.30% in 1999 compared to 10.93% in 1998. The decline in yield on loans receivable was due to declines in market interest rates (which reduced the yield of adjustable rate loans in the portfolio upon repricing and the yield received at the time of origination) and due to the payoff of higher yielding commercial mortgages, as borrowers have been able to refinance these loans at lower interest rates. The continued origination of lower yielding real estate loans could result in ITLA Capital achieving lower average yields in future operating periods. Interest and fee income earned on loans receivable in 1999 and 1998 includes income recognized from the early payoff of loans. Excluding this income from prepayments, the yields on loans receivable would have been 10.06% in 1999 and 10.62% in 1998.

        There was no interest income from mortgage-backed securities in 1999 compared to $1.2 million in 1998. The mortgage-backed securities were sold in the fourth quarter of 1998.

        Interest income from cash and investments totaled $5.9 million in 1999 compared to $7.8 million in 1998, a decrease of $1.9 million, or 24.7%, due primarily to a decrease in the average outstanding balance, partially offset by an increase in yield. The average balance of cash and investment securities was $107.0 million in 1999 compared to $146.5 million in 1998, a decrease of $39.5 million, or 27.0%. The average yield on cash and investment securities was 5.53% in 1999 compared to 5.36% in 1998, which was consistent with the increase in short-term market interest rates.

        Interest expense totaled $48.5 million in 1999 compared to $51.4 million in 1998, a decrease of $2.9 million or 5.7%.

        Interest expense from deposit accounts totaled $46.5 million in 1999 compared to $48.1 million in 1998, a decrease of $1.6 million or 3.3%, due to a decrease in the average rate paid on deposits, partially offset by an increase in the average balance of deposit accounts. The average rate paid on deposits was 5.34% in 1999 compared to 5.73% in 1998. The average balance of deposits was $870.1 million in 1999 compared to $839.3 million in 1998, an increase of $30.8 million, or 3.7%, as ITLA Capital increased deposits to fund growth in the loan portfolio.

        Interest expense from Federal Home Loan Bank advances totaled $2.0 million in 1999 compared to $3.3 million in 1998, due to decreases in both the average outstanding balance and in the average rate paid on Federal Home Loan Bank advances. The average balance of Federal Home Loan Bank advances was $37.2 million in 1999 compared to $56.5 million in 1998, a decrease of $19.3 million, or 34.1%. The average rate paid on FHLB advances was 5.39% in 1999 compared to 5.90% in 1998.

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

PROVISION FOR ESTIMATED CREDIT LOSSES

        Provision for estimated credit losses totaled $5.0 million, $4.6 million and $3.3 million in 1999, 1998 and 1997, respectively.

1999 Compared to 1998

        Provision for estimated credit losses totaled $5.0 million in 1999 compared to $4.6 million in 1998, an increase of $0.4 million, or 8.8%. The increase in the provision in 1999 reflects the growth in ITLA Capital's portfolio of loans held for investment, which increased by $92.5 million, or 10.5% from $878.9 million at December 31, 1998 to $971.4 million at December 31, 1999. The provision also increased due to an increased concentration in construction lending and the continued geographic expansion of the commercial and residential real estate loan portfolios to loans outside of the state of California. Construction loans totaled $107.8 million at December 31, 1999 compared to $71.4 million at December 31, 1998, an increase of $36.4 million or 51.0%. Loans outside the state of California totaled $326.5 million at December 31, 1999 compared to $191.1 million at December 31, 1998, to comprise 33.5% of total loans held for investment at year end compared to 21.4% at the prior year end. Because of the increased risk profile resulting from these changes to the composition of ITLA Capital's loan portfolio, the provision for estimated credit losses was increased in 1999. See also "Credit Risk Elements - Allowance for Credit Losses and Nonperforming Assets".

1998 Compared to 1997

        Provision for estimated credit losses totaled $4.6 million in 1998 compared to $3.3 million in 1997, an increase of $1.3 million, or 37.9%. The increase in the provision in 1998 reflects the growth in ITLA Capital's portfolio of loans held for investment, which increased by $115.9 million, or 15.2% from $763.0 million at December 31, 1997 to $878.9 million at December 31, 1998. The provision also increased to reflect changes in the composition of the loan portfolio that occurred in 1998, including increased construction lending, which totaled $71.4 million at December 31, 1998 compared to $39.7 million at December 31, 1997, and increased risk resulting from the geographic expansion of the loan portfolio to loans outside of the state of California, which totaled $191.1 million at December 31, 1998 compared to $139.1 million at December 31, 1997. In addition, ITLA Capital increased by 5% its acceptable loan to value ratios on new loan origination's during 1998 in response to competitive pressures in the marketplace.

PROVISION FOR VALUATION ALLOWANCE ON LOANS HELD FOR SALE

        There was no provision for valuation allowance on loans held for sale in 1999, compared to $1.4 million and $0.4 million in 1999, 1998 and 1997, respectively.

1999 Compared to 1998

        No provision for valuation allowance on loans held for sale was recorded in 1999 compared to a $1.4 million provision in 1998, a decrease of $1.4 million. As part of its ongoing loan portfolio management activities, ITLA Capital designated $23.5 million of loans as held for sale in 1999 and subsequently sold them for no gain or loss. In 1998, the Company recorded a $1.4 million provision for the valuation allowance on loans held for sale in conjunction with the marketing and sale of a $12.0 million portfolio of loans.

1998 Compared to 1997

        Provision for valuation allowance on loans held for sale totaled $1.4 million in 1998 compared to $0.4 million in 1997, an increase of $1.0 million, or 250.0%. In 1998, ITLA Capital designated a portfolio of loans with a gross principal balance of $12.0 million, including $7.7 million of nonperforming loans, previously classified as held for investment as held for sale. ITLA Capital recorded a provision for valuation allowance on loans held for sale totaling $1.4 million in conjunction with the designation of these loans. These loans were sold during the year with no additional gain or loss. In 1997, a provision for valuation allowance on loans held for sale totaling $0.4 million was recorded to adjust the carrying value of the remaining portfolio of automobile contracts held for sale to their estimated fair market value.

NONINTEREST INCOME

        Noninterest income totaled $0.9 million, $2.4 million and $1.6 million in 1999, 1998 and 1997, respectively.

1999 Compared to 1998

        Noninterest income totaled $0.9 million in 1999 compared to $2.4 million in 1998, a decrease of $1.5 million, or 63.2%. The decrease in noninterest income in 1999 was due primarily to a decrease in fee income earned. In 1999, $9.1 million of commercial real estate loans for third-party investors were originated compared to $136.2 million of loans funded in 1998. The demand for fixed rate commercial real estate loans of the type originated for purchase by third-party investors declined significantly in the third quarter of 1998 due to a disruption in the market for the securities created from these loans. Accordingly, ITLA Capital experienced a reduction in the volume of loans originated for third-party investors and a corresponding decline in fee income from these originations.

1998 Compared to 1997

        Noninterest income totaled $2.4 million in 1998 compared to $1.6 million in 1997, an increase of $0.8 million, or 49.2%. The increase in noninterest income in 1998 was due primarily to an increase in fee income earned. In 1998, ITLA Capital originated $136.2 million in fixed rate loans on behalf of third-party investors and recognized $1.6 million of fee income from these loans, compared to $86.4 million of loan origination's and $1.0 million of fee income from loans originated for third-party investors in 1997.

NONINTEREST EXPENSE

GENERAL AND ADMINISTRATIVE EXPENSE

        General and administrative expense totaled $20.8 million, $20.7 million and $18.2 million in 1999, 1998 and 1997, respectively. In 1999, ITLA Capital's ratio of general and administrative expenses to average assets was

2.01%, compared to 2.04% and 2.14% in 1998 and 1997, respectively. ITLA Capital's efficiency ratio, excluding real estate operations, was 38.69% in 1999 compared to 39.19% and 41.96% in 1998 and 1997, respectively.

1999 Compared to 1998

        General and administrative expense totaled $20.8 million in 1999 compared to $20.7 million in 1998, an increase of $0.1 million, or 0.5%.

        Compensation and benefits expense totaled $9.7 million in 1999 compared to $10.6 million in 1998, a decrease of $0.8 million, or 7.8%. The decrease in compensation and benefits expense was due primarily to a decrease in staffing, as the number of average full-time equivalent employees totaled 132 during 1999 compared to 167 during 1998. The decrease in staffing was due to the discontinued operations of ITLA Capital's subsidiary ITLA Funding Corporation, as well as a 15% workforce reduction, including management positions, in the third quarter as a result of a decrease in loan production and general cost saving initiatives. Compensation and benefits also decreased due to a decrease in commissions paid for loans sold to third party investors, due to the decline in loan volume.

        Occupancy and equipment expense totaled $2.8 million in both 1999 and 1998. Other general and administrative expenses totaled $8.1 million in 1999 compared to $7.2 million in 1998, an increase of $0.9 million or 12.6%. The increase in other general and administrative expenses was due primarily to an increase in expenses incurred for corporate development activities.

1998 Compared to 1997

        General and administrative expense totaled $20.7 million in 1998 compared to $18.2 million in 1997, an increase of $2.5 million, or 13.3%.

        Compensation and benefits expense totaled $10.6 million in 1998 compared to $8.5 million in 1997, an increase of $2.1 million, or 24.1%. The increase in compensation and benefits expense was due primarily to an increase in staffing at ITLA Funding, as the number of average full-time equivalent employees totaled 167 during 1998 compared to 151 during 1997. Compensation and benefits expense also increased in 1998 due to the increased origination volume by ITLA Funding, as the commissions paid to ITLA Funding's loan origination staff are expensed as incurred, whereas the origination costs paid by Imperial Capital Bank for loans placed into the portfolio are deferred and amortized over the loan term as an adjustment to yield.

        Occupancy and equipment expense totaled $2.8 million in 1998 compared to $2.4 million in 1997, an increase of $0.4 million, or 13.9%. The increase in occupancy and equipment expense was due primarily to additional office space occupied by the loan operations division in Glendale, California, and due to additional space leased at ITLA Capital's headquarters in La Jolla, California.

REAL ESTATE OPERATIONS, NET

        Real estate operations, net, totaled $0.5 million, $1.0 million and $0.4 million in 1999, 1998 and 1997, respectively.

1999 Compared to 1998

        Real estate operations, net, totaled $0.5 million in 1999 compared to $1.0 million in 1998, a decrease of $0.5 million, or 52%. The decrease in real estate operations, net, in 1999 compared to 1998 was primarily due to a decrease in provisions for estimated losses recorded due to the accelerated disposition of other real estate owned. Provision for estimated losses on other real estate owned totaled $0.2 million in 1999 compared to $0.6 million in 1998. Other real estate owned expenses totaled $0.1 million in 1999 compared to $0.3 million in 1998. The loss from sales of other real estate owned totaled $0.2 million in 1999 compared to $0.1 million in 1998.

1998 Compared to 1997

        Real estate operations, net, totaled $1.0 million in 1998 compared to $0.4 million in 1997, an increase of $0.6 million, or 127.3%. The increase in real estate operations, net, in 1998 compared to 1997 was primarily due to an increase in provisions for estimated losses recorded due to the accelerated disposition of other real estate owned. Provision for estimated losses on other real estate owned totaled $0.6 million in 1998 compared to $0.2 million in 1997. Other real estate owned expenses totaled $0.3 million in 1998 compared to $0.2 million in 1997. There was a loss of $0.1 million from sales of other real estate owned in 1998 compared to substantially no gain or loss in 1997.

INCOME TAXES

        Provision for income taxes totaled $11.3 million, $10.3 million and $8.7 million in 1999, 1998 and 1997, respectively.

1999 Compared to 1998

        Provision for income taxes totaled $11.3 million in 1999 compared to $10.3 million in 1998, an increase of $1.0 million, or 9.4%. The increase in provision for income taxes was due to the increase in pretax net income. The effective tax rate was 41.0% for both 1999 and 1998.

        At December 31, 1999, ITLA Capital had a net deferred tax asset of $9.4 million. The deferred tax asset related primarily to loss provisions recognized on ITLA Capital's financial statements which have not yet been recognized on ITLA Capital's income tax returns. ITLA Capital has no deferred tax assets relating to net operating loss carryforward deductions. The deferred tax asset is considered fully realizable, as when the temporary differences associated with the deferred tax asset are recognized for income tax purposes, those deductions are expected to be fully offset, either by carryback against previously taxed income or by future taxable income. Accordingly, ITLA Capital has not established a valuation allowance on the deferred tax asset.

        The effective tax rate differed from the applicable statutory federal tax rate due to state income taxes and the state income tax deduction for tax exempt income on loans located in designated redevelopment and enterprise zones.

1998 Compared to 1997

        Provision for income taxes totaled $10.3 million in 1998 compared to $8.7 million in 1997, an increase of $1.6 million, or 18.4%. The increase in provision for income taxes was due to the increase in pretax net income, as the effective tax rate remained at 41.0% for both 1998 and 1997.

YEAR 2000

        No disruptions in systems, service to customers or operation of ITLA Capital were experienced as a result of the year 2000, referring to the date rollover from December 31, 1999 to January 1, 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the computer programs used by ITLA Capital that have time-sensitive software could have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in system failure or miscalculations, had management not made the Year 2000 preparations disclosed previously in its filings with the Securities and Exchange Commission. ITLA Capital expensed all costs associated with its preparations for the year 2000. The total cost of the Y2K project since it commencement in 1998 for ITLA Capital was approximately $75,000.

FINANCIAL CONDITION

GENERAL

        Total assets increased $99.9 million to $1,115.8 million at December 31, 1999 from $1,015.9 million at December 31, 1997, an increase of 9.8%. The increase in assets during this two year period was funded primarily by growth of $69.8 million in deposits, an increase of $24.3 million in shareholders' equity, resulting primarily from the retention of earnings from 1998 and 1999 totaling $31.0 million, a $5.7 million increase in Federal Home Loan Bank advances, and the issuance of $0.6 million of common stock from the exercise of stock options, partially offset by the purchase of $8.7 million of treasury stock.

        Total net loans receivable secured by real estate, including loans held for sale, increased by $150.1 million to $951.5 million at December 31, 1999 from $801.4 million at December 31, 1997, an increase of 18.7%. Cash and investment securities decreased by $55.8 million to $140.4 million at December 31, 1999 from $196.2 million at December 31, 1997. ITLA Capital held $25.1 million of mortgage-backed securities at December 31, 1997. Mortgage-backed securities declined to zero at December 31, 1999 due to the sale of the securities in the fourth quarter of 1998.

At December 31, 1999 Compared with December 31, 1998

        Total assets increased by $83.2 million, or 8.1%, to $1,115.8 million at December 31, 1999 compared to $1,032.6 million at December 31, 1998. This increase was primarily due to a $77.2 million, or 8.8%, increase in net real estate loans receivable, including real estate loans held for sale, to $951.5 million at December 31, 1999 from $874.3 million at December 31, 1998. Asset growth also included increases in investment securities available for sale of $58.9 million, in deferred income taxes of $3.1 million, in interest receivable of $1.1 million and in other assets of $0.4 million. These increases were partially offset by reductions in cash and cash equivalents of $53.4 million, in Federal Home Loan Bank stock of $3.7 million, in other real estate owned, net of $0.2 million and in premises and equipment, net of $0.2 million. The growth in assets was funded primarily by an increase in deposits of $46.8 million. Deposit growth was concentrated in time certificates, which increased from $734.1 million at December 31, 1998 to $787.1 million at December 31, 1999, partially offset by a slight decrease in money market and passbook accounts, which decreased from $132.7 million at December 31, 1998 to $126.5 million at December 31, 1999. Shareholders' equity increased due to the retention of $16.2 million of net income as retained earnings for the year, the vesting of $0.7 million of shares allocated under the Supplemental Executive Retirement Plan (SERP) funded by the Recognition and Retention Plan (RRP) previously approved by the shareholders, and a $0.9 million increase due to unrealized appreciation of investment securities available for sale, partially offset by the purchase of $0.5 million of ITLA Capital's stock currently held as treasury stock.

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

LOANS RECEIVABLE

        The following table shows the comparison of ITLA Capital's loans held for investment and held for sale by major categories as of the dates indicated.



                                                                          DECEMBER 31
                                             ---------------------------------------------------------------------
                                                1999           1998           1997           1996           1995
                                             ---------      ---------      ---------      ---------      ---------
                                                                        (IN THOUSANDS)
LOANS HELD FOR INVESTMENT:

      Real estate                            $ 866,638      $ 811,076      $ 727,479      $ 644,079      $ 439,778
      Construction                             107,833         71,385         39,668         22,498         14,396
                                             ---------      ---------      ---------      ---------      ---------
                                               974,471        882,461        767,147        666,577        454,174

      Deferred loan origination
      fees and costs and unamortized
      premium on purchased loans, net           (3,096)        (3,561)        (4,116)        (5,856)        (6,189)
                                             ---------      ---------      ---------      ---------      ---------

                                               971,375        878,900        763,031        660,721        447,985

      Allowance for credit losses              (19,895)       (16,811)       (12,178)       (10,885)        (8,105)
                                             ---------      ---------      ---------      ---------      ---------

                                             $ 951,480      $ 862,089      $ 750,853      $ 649,836      $ 439,880
                                             =========      =========      =========      =========      =========

LOANS HELD FOR SALE
(AT LOWER OF COST OR FAIR MARKET VALUE):

      Real estate                            $      --      $  12,188      $  50,786      $      --      $      --
      Automobile finance contracts                  --             --             --          1,291         68,034
      Direct financing leases                       --             --             --             44             63
                                             ---------      ---------      ---------      ---------      ---------

                                                    --         12,188         50,786          1,335         68,097

      Unearned income on automobile
      finance contracts                             --             --             --           (205)       (12,285)

      Deferred loan origination
      fees and costs                                --             --           (242)            --             --
                                             ---------      ---------      ---------      ---------      ---------

                                             $      --      $  12,188      $  50,544      $   1,130      $  55,812
                                             =========      =========      =========      =========      =========


TOTAL LOANS RECEIVABLE:

      Real estate                            $ 866,638      $ 823,264      $ 778,265      $ 644,079      $ 439,778
      Construction                             107,833         71,385         39,668         22,498         14,396
      Automobile finance contracts                  --             --             --          1,291         68,034
      Direct financing leases                       --             --             --             44             63
                                             ---------      ---------      ---------      ---------      ---------

                                               974,471        894,649        817,933        667,912        522,271

      Unearned income on automobile
      finance contracts, net                        --             --             --           (205)       (12,285)

      Deferred loan origination fees
      and costs and unamortized premium
      on purchased loans, net                   (3,096)        (3,561)        (4,358)        (5,856)        (6,189)
                                             ---------      ---------      ---------      ---------      ---------

                                               971,375        891,088        813,575        661,851        503,797

      Allowance for credit losses              (19,895)       (16,811)       (12,178)       (10,885)        (8,105)
                                             ---------      ---------      ---------      ---------      ---------
                                             $ 951,480      $ 874,277      $ 801,397      $ 650,966      $ 495,692
                                             =========      =========      =========      =========      =========

        The approximate contractual maturities of loans held for investment at December 31, 1999 are as follows:

                                                           LOANS MATURING IN
                                                 ------------------------------------
                                                               BETWEEN        GREATER
                                                 LESS THAN     ONE AND       THAN FIVE
                                                 ONE YEAR     FIVE YEARS       YEARS        TOTAL
                                                 --------      --------      --------      --------
                                                               (DOLLARS IN THOUSANDS)
Real estate                                      $ 23,950      $ 89,158      $753,530      $866,638
Construction                                       94,380        13,453            --       107,833
                                                 --------      --------      --------      --------
                                                 $118,330      $102,611      $753,530      $974,471
                                                 ========      ========      ========      ========

Loans with fixed interest rates                  $ 13,071      $ 18,139      $ 14,898      $ 46,108
Loans with variable interest rates                105,259        84,472       738,632       928,363
                                                 --------      --------      --------      --------
                                                 $118,330      $102,611      $753,530      $974,471
                                                 ========      ========      ========      ========
     Percentage with variable interest rates           89%           82%           98%           95%
                                                 ========      ========      ========      ========


        The table above should not be regarded as a forecast of future cash collections because a substantial portion of loans receivable may be renewed or repaid prior to contractual maturity.

        The following table sets forth certain information regarding the real property collateral securing ITLA Capital's loans held for investment as of December 31, 1999.


                                               NUMBER                   PERCENT                                             NON-
                                                OF       GROSS            OF               PRINCIPAL BALANCE               ACCRUAL
                                               LOANS     AMOUNT          TOTAL     MINIMUM      MAXIMUM       AVERAGE       LOANS
                                               -----     ------          -----     -------      -------       -------       -----
                                                                             (DOLLARS IN THOUSANDS)
Income Producing Property Loans:

      Office                                    103     $118,911         12.2%     $      3     $  9,093     $  1,154     $     --
      Retail                                    203      221,987         22.7%           21       13,790        1,094        2,561
      Multi-family (5 or more units)            186      174,153         17.9%           22        5,333          936          818
      Industrial / warehouse                     67       39,855          4.1%           15        5,981          595          284
      Hotel                                      60      117,095         12.0%           43        7,140        1,952          974
      Mixed-use                                  65       24,837          2.5%           24        1,879          382        1,843
      Mobile home parks                          24       11,327          1.2%            8          742          472           36
      Other                                     126       65,165          6.7%           25        5,963          517           --
                                              -----     --------       ------                                             --------
           Total commercial                     834      773,330         79.3%                                               6,516
                                              -----     --------       ------                                             --------

Construction and Land:

      Construction                               38      107,833         11.1%          328       11,287        2,838           --
      Land                                        7        2,732          0.3%           21        1,446          390           --
                                              -----     --------       ------                                             --------

           Total construction and land           45      110,565         11.4%                                                  --
                                              -----     --------       ------                                             --------

Single-family mortgages:

      Single-family (1-4 units)                 812       90,576          9.3%     $      1     $    604     $    112        1,461
                                              -----     --------       ------                                             --------

           Total single-family                  812       90,576          9.3%                                               1,461
                                              -----     --------       ------                                             --------

                                              1,691     $974,471       100.00%                                            $  7,977
                                              =====     ========       ======                                             ========

        The following table sets forth the location of the collateral for ITLA Capital's loans held for investment as of December 31, 1999.

                                                   NUMBER                        PERCENT
                                                    OF            GROSS           OF
                                                   LOANS          AMOUNT         TOTAL
                                                  --------       --------        -----
                                                         (DOLLARS IN THOUSANDS)
Southern California:

     Los Angeles County                                305       $235,682         24.1%
     Orange County                                      47         49,775          5.1%
     San Diego County                                   52         43,617          4.5%
     Riverside County                                   36         32,902          3.4%
     San Bernardino County                              54         35,879          3.7%
     All Other Southern California Counties             69         33,771          3.5%
                                                  --------       --------        -----

          Total Southern California                    563        431,626         44.3%
                                                  --------       --------        -----

Northern California:

     San Francisco County                               44         51,176          5.3%
     Sacramento County                                  40         27,791          2.9%
     Santa Clara County                                 43         30,694          3.1%
     Alameda County                                     46         21,094          2.2%
     Fresno County                                      53         15,935          1.6%
     Contra Costa County                                22         12,889          1.3%
     All Other Northern California Counties            111         56,811          5.8%
                                                  --------       --------        -----

          Total Northern California                    359        216,390         22.2%
                                                  --------       --------        -----

Outside California:

     Arizona                                            75         63,531          6.5%
     Nevada                                             43         54,474          5.6%
     Washington                                         47         25,276          2.6%
     Texas                                              30         19,509          2.0%
     Missouri                                           15         18,326          1.9%
     Colorado                                           30         17,469          1.8%
     Florida                                            56         12,463          1.3%
     Utah                                               36         11,538          1.2%
     Michigan                                           32         10,839          1.1%
     New Jersey                                         40         10,698          1.1%
     Other U.S. States                                 365         82,332          8.4%
                                                  --------       --------        -----

          Total Outside California                     769        326,455         33.5%
                                                  --------       --------        -----

                                                     1,691       $974,471        100.0%
                                                  ========       ========        =====

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

        The following table sets forth certain information with respect to ITLA Capital's originations and loans held for investment and loans held for sale.

                                                      AS OF AND FOR THE YEARS ENDED DECEMBER 31
                                                      ----------------------------------------
                                                        1999            1998            1997
                                                      --------        --------        --------
                                                              (DOLLARS IN THOUSANDS)
Gross real estate loans originated and retained
     in the Company's portfolio                       $293,781        $380,325        $351,832

Gross real estate loans originated
     on behalf of third-party investors               $  9,089        $136,162        $ 86,389

Gross fixed rate loans classified as
     held for sale                                    $     --        $ 12,285        $     --

Gross real estate loans purchased                     $ 91,402        $  2,361        $  3,736

Gross real estate loans at end of period              $974,471        $894,649        $817,933

Weighted-average portfolio yield                         10.30%          10.93%          10.91%

Average size of loans originated and retained
     in the Company's portfolio                       $  2,260        $  1,503        $  1,530

INVESTMENT AND MORTGAGE-BACKED SECURITIES

        The following table shows the amortized cost and approximate fair value of investment and mortgage-backed securities at the dates indicated.


                                                                          DECEMBER 31
                                         -----------------------------------------------------------------------------
                                                 1999                         1998                       1997
                                         ---------------------       ---------------------       ---------------------
                                                        APPROX-                     APPROX-                   APPROX-
                                                        IMATE                       IMATE                      IMATE
                                        AMORTIZED        FAIR       AMORTIZED       FAIR        AMORTIZED       FAIR
                                          COST          VALUE         COST          VALUE         COST         VALUE
                                         -------       -------       -------       -------       -------       -------
                                                                       (IN THOUSANDS)
Available-for-sale:

     U.S. government agency              $43,260       $43,012       $    --       $    --       $35,056       $35,087
     Equity securities                    14,786        16,235           385           135            --            --
     Certificates of deposit                  --            --           194           194           194           194
                                         -------       -------       -------       -------       -------       -------

         Total available-for-sale         58,046        59,247           579           329        35,250        35,281
                                         -------       -------       -------       -------       -------       -------

Held-to-maturity:

     Mortgage-backed securities               --            --            --            --        25,132        25,063
                                         -------       -------       -------       -------       -------       -------

         Total held-to-maturity               --            --            --            --        25,132        25,063
                                         -------       -------       -------       -------       -------       -------

              Total investment and
                   mortgage-backed
                   securities            $58,046       $59,247       $   579       $   329       $60,382       $60,344
                                         =======       =======       =======       =======       =======       =======


        During 1998, ITLA Capital sold its "held to maturity" mortgage-backed securities portfolio, realizing a net gain of $85,000 from the sale, and reinvested the proceeds from the sale in higher yielding loans originated subsequent to the sale. The mortgage-backed securities portfolio was sold because of a change in long-term investment strategy. At the time of the sale, the mortgage-backed securities were carried at an amortized cost of $17.8 million.

LIQUIDITY AND DEPOSIT ACCOUNTS

        Liquidity refers to ITLA Capital's ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans receivable. ITLA Capital maintains a cash and investment securities portfolio designed to satisfy operating and regulatory liquidity requirements while preserving capital and maximizing yield. As of December 31, 1999 and 1998, Imperial Capital Bank's liquidity ratios were 11.8% and 12.3%, respectively, exceeding the regulatory requirement of 1.5%. In addition, ITLA Capital's liquidity position is supported by a credit facility with the Federal Home Loan Bank of San Francisco. As of December 31, 1999, ITLA Capital had remaining available borrowing capacity under this credit facility of $36.6 million, net of the $5.1 million of additional FHLB Stock that ITLA Capital would be required to purchase to support those additional borrowings, plus $30.0 million of unused federal funds credit facilities under established lines of credit with two banks.

        Total deposit accounts increased to $913.6 million at December 31, 1999 from $866.8 million at December 31, 1998, an increase of $46.8 million, or 5.4%. Total deposit accounts increased to $866.8 million at

December 31, 1998 from $843.8 million at December 31, 1997, an increase of $23.0 million, or 2.7%. In both 1999 and 1998, the funds provided from the increase in deposits were used to fund the growth in ITLA Capital's loan portfolio. ITLA Capital retained 57% and 59% of the funds from maturing time certificates through rollover of the certificates in 1999 and 1998, respectively. Although ITLA Capital competes for deposits primarily on the basis of rates, based on its historical experience regarding retention of deposits, management believes that a significant portion of deposits will remain with ITLA Capital upon maturity on an ongoing basis.

        The following table sets forth information regarding deposits outstanding at the dates indicated.


                                                       DECEMBER 31
                                          --------------------------------------
                                            1999           1998           1997
                                          --------       --------       --------
                                                      (IN THOUSANDS)
Money market and passbook accounts        $126,529       $132,697       $ 76,786
Time certificates under $100,000           522,227        518,309        522,014
Time certificates $100,000 and over        264,857        215,792        245,013
                                          --------       --------       --------
                                          $913,613       $866,798       $843,813
                                          ========       ========       ========


CAPITAL RESOURCES

        As of December 31, 1999, Imperial Capital Bank's leverage, tier 1 risk-based and total risk-based capital ratios were 9.04%, 10.11% and 11.37%, respectively. These ratios were 8.66%, 9.34% and 10.60% as of December 31, 1998, respectively. The minimum regulatory requirements for leverage, tier 1 risk-based and total risk-based capital ratios are 4.0%, 4.0% and 8.0%, respectively. As of December 31, 1999, Imperial Capital Bank's capital position was designated as "well capitalized" for regulatory purposes.

        ITLA Capital's shareholders' equity increased $17.8 million from December 31, 1998 to December 31, 1999, due to the accumulation of $16.2 million in net income as retained earnings for the year and a $0.5 million increase from the issuance of common stock through the exercise of employee stock options, a $0.7 million increase due to the vesting of shares under the SERP/RRP and an increase of $0.9 million due to unrealized appreciation of investment securities available for sale, partially offset by a $0.5 million reduction due to the repurchase of shares of ITLA Capital's stock currently held as treasury stock. There were no dividends declared or paid by ITLA Capital during 1999.

CREDIT RISK ELEMENTS

ALLOWANCE FOR CREDIT LOSSES AND NONPERFORMING ASSETS

        The following table provides certain information with respect to ITLA Capital's allowance for credit losses, including charge-offs, recoveries and selected ratios, for the periods indicated.


                                                                         AS OF AND FOR THE YEARS ENDED DECEMBER 31
                                                            ---------------------------------------------------------------------
                                                              1999            1998          1997           1996           1995
                                                            ---------      ---------      ---------      ---------      ---------
                                                                                  (DOLLARS IN THOUSANDS)
Balance at beginning of year                                $  16,811      $  12,178      $  10,885      $   8,105      $  11,076

      Provision for estimated credit losses                     4,950          4,550          3,300          4,871         13,098

      Charge-offs:

           Loans secured by real estate                        (2,088)           (64)        (2,124)        (2,237)        (9,491)
           Automobile finance contracts                            --             --             --             --         (7,212)
           Direct financing leases                                 --             --             --             --            (82)
                                                            ---------      ---------      ---------      ---------      ---------

                Total charge-offs                              (2,088)           (64)        (2,124)        (2,237)       (16,785)
                                                            ---------      ---------      ---------      ---------      ---------

      Recoveries:

           Loans secured by real estate                           222            147            117            146             45
           Automobile finance contracts                            --             --             --             --            632
           Direct financing leases                                 --             --             --             --             39
                                                            ---------      ---------      ---------      ---------      ---------

                Total recoveries                                  222            147            117            146            716
                                                            ---------      ---------      ---------      ---------      ---------

                     Net (charge-offs) recoveries              (1,866)            83         (2,007)        (2,091)       (16,069)
                                                            ---------      ---------      ---------      ---------      ---------

Balance at end of year                                      $  19,895      $  16,811      $  12,178      $  10,885      $   8,105
                                                            =========      =========      =========      =========      =========

Loans Held for Investment:

      Average loans held for investment
           outstanding during the year                      $ 925,059      $ 811,847      $ 708,447      $ 559,275      $ 490,826
      Loans held for investment, net, at
           end of year(1)                                   $ 971,375      $ 878,900      $ 763,031      $ 660,721      $ 447,985

Selected Ratios:

      Net (charge-offs) recoveries to
           average loans held for investment                    (0.20%)         0.01%         (0.28%)        (0.37%)        (3.27%)
      Net (charge-offs) recoveries to loans
           held for investment, net, at end of year(1)          (0.19%)         0.01%         (0.26%)        (0.32%)        (3.59%)
      Allowance for credit losses to loans held for
           investment, net, at end of year(1)                    2.05%          1.91%          1.60%          1.65%          1.81%
      Allowance for credit losses to nonaccrual loans(2)       249.40%        309.37%        146.16%        169.50%        122.45%


----------

(1) Loans held for investment, before allowance for credit losses and net of unearned finance charges and loan fees.
(2)     Excludes nonaccrual loans held for sale.

        The allowance for credit losses increased to $19.9 million, 2.05% of loans held for investment, at December 31, 1999 from $16.8 million, 1.91% of loans held for investment, at December 31, 1998. The increase in the allowance was due primarily to growth in ITLA Capital's portfolio of loans held for investment, net, which increased by $92.5 million, or 10.52% from $878.9 million at December 31, 1998 to $971.4 million at December 31, 1999, as well as due to the increased provisions for estimated credit losses recorded in 1999 due to increased construction lending and increased out of state lending in 1999.

        The allowance for credit losses increased to $16.8 million, 1.91% of loans held for investment, at December 31, 1998 from $12.2 million, 1.60% of loans held for investment at December 31, 1997. The increase in the allowance was due primarily to growth in ITLA Capital's portfolio of loans held for investment, which increased by $115.9 million, or 15.2% from $763.0 million at December 31, 1997 to $878.9 million at December 31, 1998, as well as due to increased provisions for estimated credit losses recorded in 1998 due to increased construction lending, increased out of state lending, and revised loan underwriting criteria used in 1998. The allowance also increased due to lower than expected level of loan losses charged against the allowance in 1998, as ITLA Capital received net recoveries totaling $0.1 million in 1998 compared to net charge offs totaling $2.0 million in 1997.

        The allowance for credit losses increased to $12.2 million at December 31, 1997 from $10.9 million at December 31, 1996. The increase resulted from the growth in ITLA Capital's loan portfolio as the level of nonaccrual loans and net charge-offs remained relatively constant. Net charge-offs totaled $2.0 million in 1997 and $2.1 million in 1996.

        The following table sets forth management's historical allocation of the allowance for credit losses by loan or contract category and the percentage of gross loans in each category to total gross loans at the dates indicated.


                                                                    DECEMBER 31
                       ----------------------------------------------------------------------------------------------------
                             1999                 1998                 1997                1996                 1995
                       ----------------     ----------------     ----------------     ----------------     ----------------
                       ALLOWANCE   % OF     ALLOWANCE   % OF    ALLOWANCE   % OF     ALLOWANCE   % OF     ALLOWANCE    % OF
                      FOR CREDIT   LOANS   FOR CREDIT  LOANS    FOR CREDIT  LOANS    FOR CREDIT  LOANS    FOR CREDIT  LOANS
                        LOSSES      (1)      LOSSES     (1)       LOSSES     (1)       LOSSES     (1)       LOSSES     (1)
                       -------    -----     -------    -----     -------    -----     -------    -----     -------    -----
                                                       (DOLLARS IN THOUSANDS)
LOAN OR CONTRACT
CATEGORIES:

   Secured by
      real estate      $19,895    100.0%    $16,811    100.0%    $12,178    100.0%    $10,885     99.8%    $ 8,096     85.1%
   Automobile
      finance(2)            --      0.0%         --      0.0%         --      0.0%         --      0.2%         --     14.8%
   Direct financing
      leases                --      0.0%         --      0.0%         --      0.0%         --      0.0%          9      0.1%
                       -------    -----     -------    -----     -------    -----     -------    -----     -------    -----
         Total         $19,895    100.0%    $16,811    100.0%    $12,178    100.0%    $10,885    100.0%    $ 8,105    100.0%
                       =======    =====     =======    =====     =======    =====     =======    =====     =======    =====



(1) Percentage represents the percent of gross loans in category to total gross loans.

2) No allocation to automobile loans was provided at December 31, 1996 and 1995 as these loans were held for sale, at estimated fair market value. The automobile loans were completely disposed of during 1997.

        Management periodically assesses the adequacy of the allowance for credit losses by reference to many factors which may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements:

        -       general portfolio trends relative to asset and portfolio size;
        -       asset categories;
        -       potential credit and geographic concentrations;
        -       delinquency trends and nonaccrual loan levels;
        - historical loss experience and risks associated with changes in economic, social and business conditions.
        -       The underwriting standards in effect when the loan was made.

        Accordingly, the calculation of the adequacy of the allowance for credit losses is not based solely on the level of nonperforming assets. Management believes that ITLA Capital's allowance for credit losses as of December 31, 1999 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact ITLA Capital's financial condition and results of operations. In addition, the determination of the amount of the allowance for credit losses is subject to review by Imperial Capital Bank's regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

        The following table sets forth the delinquency status of ITLA Capital's real estate loan portfolio at each of the dates indicated.


                                                                   DECEMBER 31
                                       ------------------------------------------------------------------------
                                              1999                     1998                     1997
                                       --------------------     --------------------      ---------------------
                                                  PERCENT                  PERCENT                    PERCENT
                                                  OF GROSS                 OF GROSS                   OF GROSS
                                       AMOUNT     PORTFOLIO     AMOUNT     PORTFOLIO      AMOUNT      PORTFOLIO
                                       ------     ---------     ------     ---------      ------      ---------
                                                              (DOLLARS IN THOUSANDS)
PERIOD OF DELINQUENCY:
     30 - 59 days                     $ 7,147       0.73%       $ 2,699       0.30%       $ 3,654       0.45%
     60 - 89 days                         988       0.10%         2,000       0.22%         2,833       0.35%
     90 days or more                    7,614       0.78%         4,023       0.45%         4,491       0.54%
                                      -------       ----        -------       ----        -------       ----

         Total loans delinquent       $15,749       1.61%       $ 8,722       0.97%       $10,978       1.34%
                                      =======       ====        =======       ====        =======       ====


        ITLA Capital's loan administration, underwriting and asset management departments all participate in various aspects of our program to monitor real estate loan performance. The loan administration department monitors payment performance and borrower adherence to other contractual obligations. In addition to reviewing the quality of newly originated loans, all real estate loans of $1.5 million or greater are reviewed annually. In addition, independent outside consultants periodically review the real estate loan portfolio and report findings to management and the audit committee of the board of directors. Loans considered by any initial review source to warrant special attention are referred to the asset management department for its analysis and action recommendations. The asset management department may further recommend classification of loans to Imperial Capital Bank's review and reserve committee. This committee meets at least monthly to review the status of classified loans, consider new classifications or declassifications, determine the need for and amount of any charge offs, and recommend to Imperial Capital Bank's executive committee of the board of directors the level of allowance for credit losses to be maintained. If management believes that the collection of the full amount of principal is unlikely and the value of the collateral securing the obligation is insufficient, steps are generally taken to protect and liquidate the collateral. Losses resulting from the difference between the loan balance and the fair market value of the collateral are recognized by a partial charge-off of the loan balance to the collateral's fair market value. While real property collateral is held for sale, it is subject to periodic evaluation and/or appraisal. If an evaluation or appraisal indicates that the property will ultimately sell for less than its recorded value, the loss by a charge to provision for estimated losses on other real estate owned is recognized.

        Loans are placed on nonaccrual status when they become 90 days or more contractually delinquent, or earlier if the collection of interest is considered by management to be doubtful. Subsequent cash collections on nonaccrual loans are either recognized as interest income on a cash basis, if the loan is well secured and in management's judgment the net book value is fully collectible, or recorded entirely as a reduction of principal.

        The following table sets forth ITLA Capital's nonperforming assets by category as of the dates indicated.

                                                                              DECEMBER 31
                                                ----------------------------------------------------------------------
                                                  1999             1998           1997           1996           1995
                                                --------         --------       --------       --------       --------
                                                                        (DOLLARS IN THOUSANDS)
Nonaccrual loans (1):

     Loans secured by real estate, net          $  7,977(3)      $  5,434       $  8,332       $  6,422       $  6,619
     Other                                          --               --             --              783            366
                                                --------         --------       --------       --------       --------

          Total nonaccrual loans                   7,977            5,434          8,332          7,205          6,985
          Other real estate owned, net             1,041            1,201          3,946          5,416          6,103
                                                --------         --------       --------       --------       --------

              Total nonperforming assets        $  9,018         $  6,635       $ 12,278       $ 12,621       $ 13,088
                                                ========         ========       ========       ========       ========

Troubled debt restructurings (2)                $ 13,996         $    805       $  1,574       $  2,106       $  6,182
Nonaccrual loans held for investment to
     total gross loans held for investment          0.82%            0.62%          1.09%          0.96%          1.46%
Allowance for credit losses to
     nonaccrual loans (4)                         249.40%          309.37%        146.16%        169.50%        122.45%
Nonperforming assets to total assets                0.81%            0.64%          1.21%          1.56%          2.14%
Nonperforming assets held for
     investment to total assets                     0.81%            0.64%          1.21%          1.46%          2.08%


(1) Gross interest income that would have been recorded on nonaccrual loans had they been current in accordance with original terms was $0.8 million for the year ended December 31, 1999. The amount of interest income on such nonaccrual loans included in net income for the year ended December 31, 1999 was $0.2 million.

(2)  All of the restructured loans were accruing at December 31, 1999.

(3) In addition to the above, management has concerns as to the borrowers' ability to comply with present repayment terms on $38.9 million of accruing loans as of December 31, 1999.

(4)  Excludes nonaccrual loans held for sale.

        Nonaccrual loans held for investment totaled $8.0 million at December 31, 1999. Three of these loans had an outstanding balance greater than $1.0 million.

        In 1999, $4.8 million of new other real estate owned was acquired, $4.8 million of other real estate owned was sold, and $0.2 million of write-downs were taken, resulting in net other real estate owned at December 31, 1999 of $1.0 million. Other real estate owned at December 31, 1999 consisted of six properties with an average balance of approximately $0.2 million. The other real estate owned property with the largest net book balance totaled $0.3 million.

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

        ITLA Capital uses an internal earnings simulation model as a tool to identify and manage our interest rate risk profile. The model is based on projected cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on current volumes of applicable financial instruments, considering applicable interest rate floors and caps associated with each financial instrument. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

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

        The following table shows ITLA Capital's estimated earnings sensitivity profile as of December 31, 1999:

               CHANGES IN                             PERCENTAGE CHANGE IN
             INTEREST RATES                            NET INTEREST INCOME
             (BASIS POINTS)                                (12 MONTHS)
          -------------------                         --------------------
           +200 Over One Year                                +2.8%
           +100 Over One Year                                +1.4%
           -100 Over One Year                                +2.7%
           -200 Over One Year                                +7.4%

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

        In evaluating ITLA Capital's exposure to changes in interest rates, certain risks inherent in the method of analysis presented in the following table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees and at different times to changes in market rates. Additionally, loan prepayments and early withdrawals of time certificates could cause interest sensitivities to vary from those that appear in the following table. Further, certain assets, such as variable rate real estate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. The majority of ITLA Capital's variable rate real estate loans may not adjust downward below their initial rate, with increases generally limited to maximum adjustments of 2% per year and up to 4% over the life of the loan. These loans may also be subject to prepayment penalties. At December 31, 1999, 93.8% of ITLA Capital's variable rate loan portfolio would not adjust downward below the initial interest rate with the weighted-average minimum interest rate on this portfolio being 9.5% and 84.7% of the total loans outstanding had a lifetime interest rate cap, with the weighted-average lifetime interest rate cap on this portfolio being 14.6%. The anticipated effects of these various factors are considered by management in implementing interest rate risk management activities.

        The following table presents an estimate of ITLA Capital's static GAP analysis as of December 31, 1999.

                                                                             MATURING OR REPRICING IN
                                                ----------------------------------------------------------------------------------
                                                               AFTER 3         AFTER
                                                                MONTHS         1 YEAR                      NON-
                                                 3 MONTHS     BUT WITHIN     BUT WITHIN       AFTER      INTEREST
                                                 OR LESS        1 YEAR         5 YEARS       5 YEARS     SENSITIVE         TOTAL
                                                ----------    ----------     ----------    ----------    ----------     ----------
                                                                              (DOLLARS IN THOUSANDS)
                     ASSETS

Loans receivable (1)                            $  718,354    $  100,310     $  140,909    $   14,898    $     --       $  974,471
Cash and cash equivalents                           72,242          --             --            --            --           72,242
Investment securities available for sale            26,235          --           33,012          --            --           59,247
Noninterest-earning assets less allowance
 for credit losses and unearned loan fees             --            --             --            --           9,863          9,863
                                                ----------    ----------     ----------    ----------    ----------     ----------
     Total assets                               $  816,831    $  100,310     $  173,921    $   14,898    $    9,863     $1,115,823
                                                ==========    ==========     ==========    ==========    ==========     ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY

Time certificates under $100,000                $  157,200    $  291,071     $   73,956    $     --      $     --       $  522,227
Time certificates $100,000 and over                 87,136       148,594         29,127          --            --          264,857
Money market and passbook accounts                 126,529          --             --            --            --          126,529
FHLB advances                                       40,000        15,500         11,750          --            --           67,250
Other liabilities                                     --            --             --            --          11,265         11,265
Shareholders' equity                                  --            --             --            --         123,695        123,695
                                                ----------    ----------     ----------    ----------    ----------     ----------
     Total liabilities and shareholders'
       equity                                   $  410,865    $  455,165     $  114,833    $     --      $  134,960     $1,115,823
                                                ==========    ==========     ==========    ==========    ==========     ==========

Net repricing assets over (under) repricing
 liabilities equals interest rate sensitivity
 GAP                                            $  405,966    $ (354,855)    $   59,088    $   14,898    $ (125,097)
                                                ==========    ==========     ==========    ==========    ==========
Cumulative interest rate sensitivity GAP        $  405,966    $   51,111     $  110,199    $  125,097    $     --
                                                ==========    ==========     ==========    ==========    ==========
Cumulative GAP as a percentage of
 total assets                                         36.4%          4.6%           9.9%         11.2%          0.0%
                                                ==========    ==========     ==========    ==========    ==========

(1) Variable rate loans consist principally of real estate secured loans with a maximum term of 30 years. Approximately 73% of these loans are generally adjustable quarterly based on changes in various indexes, subject generally to a maximum increase of 2% annually and up to 4% over the life of the loan. Approximately 22% of these loans are fixed for an initial period of two to five years from origination, and then are adjustable quarterly based on changes in various indexes. Nonaccrual loans of approximately $8.0 million are assumed to reprice after five years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Public Accountants on the Consolidated Financial
   Statements as of December 31, 1999 and 1998 and for Each of the Three
   Years in the Period Ended December 31, 1999                               43

Consolidated Balance Sheets as of December 31, 1999 and 1998                 44

Consolidated Statements of Income for the Years Ended
   December 31, 1999, 1998 and 1997                                          45

Consolidated Statements of Changes in Shareholders' Equity for the
   Period January 1, 1997 to December 31, 1999                               46

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1999, 1998 and 1997                                          47

Notes to Consolidated Financial Statements                                   48

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and the Board of Directors of ITLA Capital Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of ITLA Capital Corporation and subsidiaries ("the Company"), a Delaware corporation, as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ITLA Capital Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



/s/ Arthur Andersen LLP

Los Angeles, California
January 26, 2000

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                  DECEMBER 31
                                                                          ----------------------------
                                                                             1999             1998
                                                                          -----------      -----------
                                                                              (IN THOUSANDS EXCEPT
                                                                                 SHARE AMOUNTS)
                                     ASSETS

Cash and cash equivalents                                                 $    72,242      $   125,602
Investment securities available for sale, at approximate fair value            59,247              329
Stock in Federal Home Loan Bank                                                 8,894           12,633
Loans held for investment, net (net of allowance for credit losses of
      $19,895 and $16,811 in 1999 and 1998, respectively)                     951,480          862,089
Loans held for sale, at lower of cost or fair market value                       --             12,188
Interest receivable                                                             7,383            6,321
Other real estate owned, net                                                    1,041            1,201
Premises and equipment, net                                                     3,253            3,493
Deferred income taxes                                                           9,401            6,270
Other assets                                                                    2,882            2,521
                                                                          -----------      -----------

                     Total assets                                         $ 1,115,823      $ 1,032,647
                                                                          ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

      Deposit accounts                                                    $   913,613      $   866,798
      Federal Home Loan Bank advances                                          67,250           48,500
      Accounts payable and other liabilities                                   11,265           11,467
                                                                          -----------      -----------
                Total liabilities                                             992,128          926,765
                                                                          -----------      -----------
Commitments and contingencies (notes 11 and 12)

Shareholders' equity:
      Preferred stock, 5,000,000 shares authorized, none issued                  --               --
      Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 8,202,916 and 8,151,916 issued and
           outstanding in 1999 and 1998, respectively                          57,184           55,917
      Retained earnings                                                        79,478           63,273
      Accumulated other comprehensive income (loss)                               706             (150)
                                                                          -----------      -----------
                                                                              137,368          119,040
      Less treasury stock, at cost - 1,021,432 and 985,432 shares in
           1999 and 1998, respectively                                        (13,673)         (13,158)
                                                                          -----------      -----------
                Total shareholders' equity                                    123,695          105,882
                                                                          -----------      -----------
                     Total liabilities and shareholders' equity           $ 1,115,823      $ 1,032,647
                                                                          ===========      ===========


        See accompanying notes to the consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                   YEARS ENDED DECEMBER 31
                                                                             ----------------------------------
                                                                               1999         1998         1997
                                                                             --------     --------     --------
                                                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Interest income:
    Loans receivable, including fees                                         $ 95,303     $ 92,607     $ 77,310
    Investment securities                                                       5,910        7,849        5,971
    Mortgage-backed securities                                                   --          1,209        1,836
                                                                             --------     --------     --------
         Total interest income                                                101,213      101,665       85,117
                                                                             --------     --------     --------
Interest expense:
    Deposit accounts                                                           46,452       48,053       40,206
    Federal Home Loan Bank advances                                             2,008        3,334        3,104
                                                                             --------     --------     --------
         Total interest expense                                                48,460       51,387       43,310
                                                                             --------     --------     --------
              Net interest income before provisions for estimated credit
                  losses and valuation allowance on loans held for sale        52,753       50,278       41,807
Provision for estimated credit losses                                           4,950        4,550        3,300
Provision for valuation allowance on loans held for sale                         --          1,400          350
                                                                             --------     --------     --------
              Net interest income after provisions for estimated credit
                  losses and valuation allowance on loans held for sale        47,803       44,328       38,157
                                                                             --------     --------     --------
Noninterest income:
    Fee income from mortgage banking activities                                    73        1,554        1,007
    Gain on sale of mortgage-backed securities                                   --             85         --
    Other                                                                         828          808          633
                                                                             --------     --------     --------
         Total noninterest income                                                 901        2,447        1,640
                                                                             --------     --------     --------
Noninterest expense:
    Compensation and benefits                                                   9,739       10,564        8,511
    Occupancy and equipment                                                     2,788        2,783        2,444
    FDIC assessment                                                                99           99          208
    Other                                                                       8,131        7,218        7,069
                                                                             --------     --------     --------
         Total general and administrative                                      20,757       20,664       18,232
                                                                             --------     --------     --------
    Real estate operations, net                                                    72          252          226
    Provision for estimated losses on other real estate owned                     195          608          216
    Loss (gain) on sale of other real estate owned, net                           205          124           (9)
                                                                             --------     --------     --------
         Total real estate operations, net                                        472          984          433
                                                                             --------     --------     --------
              Total noninterest expense                                        21,229       21,648       18,665
                                                                             --------     --------     --------
Income before provision for income taxes                                       27,475       25,127       21,132
Provision for income taxes                                                     11,270       10,304        8,655
                                                                             --------     --------     --------
    NET INCOME                                                               $ 16,205     $ 14,823     $ 12,477
                                                                             ========     ========     ========
    BASIC EARNINGS PER SHARE                                                 $   2.26     $   1.95     $   1.61
                                                                             ========     ========     ========
    DILUTED EARNINGS PER SHARE                                               $   2.21     $   1.89     $   1.57
                                                                             ========     ========     ========


        See accompanying notes to the consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

               FOR THE PERIOD JANUARY 1, 1997 TO DECEMBER 31, 1999


                                                      COMMON STOCK
                                                     NUMBER OF SHARES                           SHAREHOLDERS' EQUITY
                                          ----------------------------------------    ---------------------------------------
                                                                                                 CONTRIBUTED CAPITAL
                                             GROSS                        NET         ---------------------------------------
                                            SHARES                       SHARES                                     TOTAL
                                          ISSUED AND     TREASURY       ISSUED AND      SHARE         EARNED      CONTRIBUTED
                                          OUTSTANDING     SHARES       OUTSTANDING     CAPITAL     COMPENSATION     CAPITAL
                                          -----------   ----------     -----------    ----------   ------------   -----------
                                                                  (IN THOUSANDS EXCEPT SHARE AMOUNTS)
Balance at January 1, 1997                 7,824,000          --        7,824,000         52,845          --          52,845
    Issuance of common stock -
         employee stock options               25,484          --           25,484            318          --             318
    Common stock repurchased                    --        (152,500)      (152,500)          --            --            --
    Total comprehensive income                  --            --             --             --            --            --
                                          ----------    ----------     ----------     ----------    ----------    ----------

Balance at December 31, 1997               7,849,484      (152,500)     7,696,984         53,163          --          53,163
    Issuance of common stock -
         employee stock options                8,500          --            8,500            109          --             109
    Issuance of common stock -
         pursuant to the Long-Term
         Supplemental Executive
         Retirement Plan / Recognition
         and Retention Plan                  293,932      (293,932)          --            2,645          --           2,645
    Common stock repurchased                    --        (539,000)      (539,000)          --            --            --
    Total comprehensive income                  --            --             --             --            --            --
                                          ----------    ----------     ----------     ----------    ----------    ----------

Balance at December 31, 1998               8,151,916      (985,432)     7,166,484         55,917          --          55,917
    Issuance of common stock -
         employee stock options               51,000          --           51,000            542          --             542
     Earned compensation from
         Supplemental Executive
         Retirement Plan / Recognition
         and Retention Plan                     --            --             --             --             725           725
    Common stock repurchased                    --         (36,000)       (36,000)          --            --            --
    Net income                                  --            --             --             --            --            --
    Total comprehensive income                  --            --             --             --            --            --
                                          ----------    ----------     ----------     ----------    ----------    ----------

Balance at December 31, 1999               8,202,916    (1,021,432)     7,181,484     $   56,459    $      725    $   57,184
                                          ==========    ==========     ==========     ==========    ==========    ==========



                                                      SHAREHOLDERS' EQUITY                             COMPREHENSIVE INCOME
                                     ------------------------------------------------------     ------------------------------------
                                                  ACCUMULATED
                                                     OTHER                                                   OTHER
                                                  COMPREHENSIVE    TREASURY                              COMPREHENSIVE     TOTAL
                                      RETAINED       INCOME         STOCK,                         NET       INCOME    COMPREHENSIVE
                                      EARNINGS       (LOSS)        AT COST          TOTAL         INCOME     (LOSS)       INCOME
                                     ----------   -------------   ----------     ----------     ---------- -----------  ------------
                                                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)
Balance at January 1, 1997               35,973          --             --           88,818
    Issuance of common stock -
         employee stock options            --            --             --              318
    Common stock repurchased               --            --           (2,284)        (2,284)
    Total comprehensive income           12,477            19           --           12,496     $   12,477      $  19     $  12,496
                                     ----------    ----------     ----------     ----------     ==========    =======     =========

Balance at December 31, 1997             48,450            19         (2,284)        99,348
    Issuance of common stock -
         employee stock options            --            --             --              109
    Issuance of common stock -
         pursuant to the Long-Term
         Supplemental Executive
         Retirement Plan /
         Recognition and Retention
         Plan                              --            --           (2,645)          --
    Common stock repurchased               --            --           (8,229)        (8,229)
    Total comprehensive income           14,823          (169)          --           14,654     $   14,823     $ (169)    $  14,654
                                     ----------    ----------     ----------     ----------     ==========     ======     =========

Balance at December 31, 1998             63,273          (150)       (13,158)       105,882
    Issuance of common stock -
         employee stock options            --            --             --              542
     Earned compensation from
         Supplemental Executive
         Retirement Plan /
         Recognition and Retention
         Plan                              --            --             --              725
    Common stock repurchased               --            --             (515)          (515)
    Net income                           16,205          --             --           16,205
    Total comprehensive income             --             856           --              856     $   16,205     $  856     $  17,061
                                     ----------    ----------     ----------     ----------     ==========     ======     =========

Balance at December 31, 1999         $   79,478    $      706     $  (13,673)    $  123,695
                                     ==========    ==========     ==========     ==========


        See accompanying notes to the consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 YEARS ENDED DECEMBER 31
                                                                                          -------------------------------------
                                                                                            1999          1998           1997
                                                                                          ---------     ---------     ---------
                                                                                                      (IN THOUSANDS)
Cash Flows From Operating Activities:
     Net income                                                                           $  16,205     $  14,823     $  12,477
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                          987         1,556         1,163
         Accretion and Amortization of deferred loan origination fees, net of costs          (2,513)       (2,730)       (2,225)
         Provisions for estimated credit losses and valuation allowance                       4,950         5,950         3,650
         Provision for estimated losses on other real estate owned                              195           608           216
         Gain on sale of mortgage-backed securities                                            --             (85)         --
         Loss (gain) on sales of other real estate owned                                        205           124            (9)
         Increase in interest receivable                                                     (1,062)       (1,405)         (505)
         Deferred income tax benefits                                                        (3,851)       (1,941)         (590)
     (Increase) decrease in other assets                                                       (361)         (934)        1,690
     Increase in accounts payable and other liabilities                                         523           219         3,459
                                                                                          ---------     ---------     ---------
              Net cash provided by operating activities                                      15,278        16,185        19,326
                                                                                          ---------     ---------     ---------

Cash Flows From Investing Activities:
     Purchases of investment securities available for sale                                  (57,345)      (20,401)      (32,995)
     Proceeds from the maturity of investment securities available for sale                    --          55,050        34,299
     Decrease (increase) in stock in Federal Home Loan Bank                                   3,739          (714)       (3,570)
     Repayment of principal on mortgage-backed securities held to maturity                     --           7,122         6,637
     Proceeds from the sale of mortgage-backed securities held to maturity                     --          17,924          --
     Purchases of loans receivable                                                          (91,402)       (2,361)       (3,736)
     Increase in loans receivable, net                                                      (16,562)      (88,377)     (152,594)
     Proceeds from sale of real estate loans held for sale                                   23,501        14,150         2,047
     Proceeds from sale of other real estate owned                                            4,586         2,501         3,690
     Cash paid for capital expenditures                                                        (857)       (1,227)       (1,338)
     Other, net                                                                                 110          --               9
                                                                                          ---------     ---------     ---------
              Net cash used in investing activities                                        (134,230)      (16,333)     (147,551)
                                                                                          ---------     ---------     ---------
Cash Flows From Financing Activities:
     Proceeds from common stock issued through exercise of
         employee stock options                                                                 542           109           318
     Cash paid to acquire treasury stock                                                       (515)       (8,229)       (2,284)
     Net increase in deposit accounts                                                        46,815        22,985       173,477
     Decrease (increase) in Federal Home Loan Bank advances                                  18,750       (13,000)       18,000
                                                                                          ---------     ---------     ---------
              Net cash provided by financing activities                                      65,592         1,865       189,511
                                                                                          ---------     ---------     ---------
                   Net (decrease) increase in cash and cash equivalents                     (53,360)        1,717        61,286
                   Cash and cash equivalents at beginning of period                         125,602       123,885        62,599
                                                                                          ---------     ---------     ---------
                   Cash and cash equivalents at end of period                             $  72,242     $ 125,602     $ 123,885
                                                                                          =========     =========     =========
Supplemental Cash Flow Information:
     Cash paid during the period for interest                                             $  48,150     $  51,373     $  42,768
     Cash paid during the period for income taxes                                         $  15,245     $  12,630     $   7,500
Noncash Investing Transactions:
     Loans transferred to other real estate owned                                         $   4,826     $     479     $   2,427
     Loans to facilitate the sale of other real estate owned                              $     390     $   1,392     $   1,379


        See accompanying notes to the consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION - ITLA Capital Corporation and Subsidiaries ("ITLA Capital" and with its subsidiaries "the Company") is primarily engaged in the origination of loans secured by income producing real estate. Through its principal operating subsidiary, Imperial Capital Bank ("Imperial" or "the Bank"), the Company accepts deposits insured by the Federal Deposit Insurance Corporation ("FDIC") which are used primarily to fund the investment in variable rate commercial real estate loans. Through its other principal operating subsidiary, ITLA Funding Corporation ("Funding"), the Company has originated income-producing real estate loans for placement with third-party investors. During 1998, the Company established a third operating subsidiary, ITLA Commercial Investment Corporation ("CIC"), which was formed to be a real estate investment trust which would invest in commercial real estate loans. However, due to market conditions, CIC's activities were suspended during the year. Imperial, Funding and CIC are wholly-owned by the Company.

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

        Imperial has operated as a California industrial bank since 1974, and became a publicly traded company in October 1995, when its shares were sold in an initial public offering. Imperial operates six deposit branches in California. From its formation in 1974 until December 31, 1999, Imperial's legal name was Imperial Thrift and Loan Association. Effective January 1, 2000, Imperial completed its name change to Imperial Capital Bank.

        Funding was formed in October 1996 and commenced operations in 1997. Funding, a Delaware corporation, was formed to originate commercial real estate loans for sale in the secondary market. In 1998, Funding sold fixed rate originations on a table funded basis to conduits that issue commercial mortgage-backed securities. In the current year, Funding suspended separate operations and all of its ongoing operations were merged into Imperial.

        FINANCIAL STATEMENT PRESENTATION - The accounting and reporting policies of the Company conform to generally accepted accounting principles in the United States ("GAAP") and to prevailing practices within the financial services industry. The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. Certain amounts in prior periods have been reclassified to conform to the presentation in the current period. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        INVESTMENT SECURITIES - Investment securities available for sale are carried at fair value with unrealized gains or losses reported net of taxes, as a component of other comprehensive income, until realized.

        LOANS RECEIVABLE - Loans receivable, which includes loans held for investment and loans held for sale, are generally carried at principal amounts outstanding adjusted for purchase premiums, charge-offs, net deferred loan origination fees and other unearned income. Deferred loan origination fees and other unearned income include deferred unamortized fees net of direct incremental loan origination costs. Interest income is accrued as earned. Net purchase premiums or discounts and deferred loan origination fees are amortized or accreted as interest income using the interest method. Loans held for sale are recorded at the lower of cost or fair market value.

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

        Loans secured by income producing real estate are considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement on a timely basis. Once such a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate or by using the loan's most recent market price or the fair value of the collateral if the loan is collateral dependent.

        When the measurement of an impaired income producing real estate loan is less than the recorded amount of the loan, a valuation allowance is established by a corresponding charge to the provision for estimated credit losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for estimated credit losses.

        The Bank evaluates single-family real estate and other smaller balance, homogeneous loans for impairment on a collective and individual basis. These loans are evaluated for impairment by comparing management's estimate of the net realizable value of such loans to the net carrying value of the portfolio.

        The Company's policy for recognizing interest income on impaired loans is the same as that for nonaccrual loans.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        ALLOWANCE FOR CREDIT LOSSES - The Company maintains an allowance for credit losses at a level considered adequate to cover probable losses on loans. In evaluating the adequacy of the allowance for credit losses, management estimates the amount of the loss for each loan that has been identified as having more than standard credit risk. Those estimates give consideration to, among other factors, economic and social conditions, estimated real estate collateral value and cash flow, and the financial strength and commitment of the borrower or guarantors, where appropriate. Additionally, an estimate for credit loss is calculated for the remaining portion of the portfolio giving consideration to the Company's historical loss experience in the portfolio, adjusted, as appropriate, for the estimated effects of current economic conditions and changes in the composition of the loan portfolio over time. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance, or portion thereof, has been confirmed.

        OTHER REAL ESTATE OWNED - Other real estate owned ("OREO") represents real estate acquired through or in lieu of foreclosure. OREO is held for sale and is initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or estimated fair value less costs of disposition. The net operating results from OREO are recognized in the current periods as non-interest expense.

        PREMISES AND EQUIPMENT - Premises and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets ranging from three to twelve years. Amortization of leasehold improvements is calculated on the straight-line method over the shorter of the estimated useful lives of the assets or the corresponding lease term.

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

        EARNINGS PER SHARE - Earnings per share for all periods presented in the consolidated statements of income are computed based on the weighted-average number of shares outstanding during each year. Basic Earnings Per Share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares. Diluted Earnings Per Share includes the effect of common stock equivalents of the Company, which include only shares issuable on the exercise of outstanding options. A reconciliation of the computation of Basic Earnings Per Share and Diluted Earnings Per Share is presented in Note 14 - Earnings Per Share.

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

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        COMPREHENSIVE INCOME - Other comprehensive income is displayed in the Consolidated Statement of Changes in Shareholders' Equity and consists entirely of the change in net unrealized holding gain or loss on securities classified as available for sale, net of the related income tax effect.

        NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The Statement established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gain and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

        In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". The Board concluded that, due to effected entities and their auditors requesting more time to study, understand, and implement the provisions of this statement, it is appropriate to defer the effective date of SFAS No. 133. This Statement shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

        Management expects that the Bank will adopt SFAS No. 133, as amended, on January 1, 2001. The impact of the adoption is not anticipated to have a material effect on the Bank's financial position or results of operations.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 2---INVESTMENT SECURITIES

        The amortized cost and approximate fair value of investment securities as of December 31, 1999 and 1998 are as follows:

                                                                                              GROSS UNREALIZED
                                                                 AMORTIZED   APPROXIMATE    --------------------
                                                                   COST      FAIR VALUE      GAINS       LOSSES
                                                                 ---------   -----------    -------      -------
                                                                                (IN THOUSANDS)
DECEMBER 31, 1999:
     Investment securities available for sale:
         U.S. Government Agency                                   $43,260      $43,012      $  --        $   248
         Equity securities                                         14,786       16,235        1,449         --
                                                                  -------      -------      -------      -------
              Total investment securities available for sale      $58,046      $59,247      $ 1,449      $   248
                                                                  =======      =======      =======      =======

DECEMBER 31, 1998:
     Investment securities available for sale:
         Equity securities                                        $   385      $   135      $  --        $   250
         Certificates of deposit                                      194          194         --           --
                                                                  -------      -------      -------      -------
              Total investment securities available for sale      $   579      $   329      $  --        $   250
                                                                  =======      =======      =======      =======

        At December 31, 1999, the carrying value of U.S. government securities available for sale consisted of $10 million of securities that mature in one year or less with an average yield of 5.06%, with the remaining $33.0 million of securities maturing within two years with an average yield of 6.22%.

        During 1999, there were no transfers from the held to maturity portfolio and no securities were sold prior to their maturity or call date.

        During 1998, the Company sold its "held to maturity" mortgage-backed securities portfolio, realizing a net gain of $85,000 from the sale, and reinvested the proceeds from the sale in higher yielding loans originated subsequent to the sale. The mortgage-backed securities portfolio was sold because of a change in long-term investment strategy. At the time of sale, the mortgage-backed securities were carried at an amortized cost of $17,800,000. Since the time of the sale of securities from the "held to maturity" classification, the Company has and will not designate any future mortgage-backed securities investments it makes as "held to maturity" for the forseeable future.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 3--LOANS RECEIVABLE

        Loans receivable consist of the following:

                                                                          DECEMBER 31
                                                                   -------------------------
                                                                     1999            1998
                                                                   ---------       ---------
                                                                        (IN THOUSANDS)
LOANS HELD FOR INVESTMENT:
     Real estate                                                   $ 866,638       $ 811,076
     Construction                                                    107,833          71,385
                                                                   ---------       ---------
                                                                     974,471         882,461
     Deferred loan origination fees and costs and unamortized
          premium on purchased loans, net                             (3,096)         (3,561)
                                                                   ---------       ---------
                                                                     971,375         878,900
     Allowance for credit losses                                     (19,895)        (16,811)
                                                                   ---------       ---------
                                                                   $ 951,480       $ 862,089
                                                                   =========       =========

LOANS HELD FOR SALE - AT LOWER OF COST OR FAIR MARKET VALUE:
     Real estate                                                   $    --         $  12,188
                                                                   ---------       ---------
                                                                   $    --         $  12,188
                                                                   =========       =========

TOTAL LOANS RECEIVABLE:
     Real estate                                                   $ 866,638       $ 823,264
     Construction                                                    107,833          71,385
                                                                   ---------       ---------
                                                                     974,471         894,649
     Deferred loan origination fees and costs and unamortized
          premium on purchased loans, net                             (3,096)         (3,561)
                                                                   ---------       ---------
                                                                     971,375         891,088
     Allowance for credit losses                                     (19,895)        (16,811)
                                                                   ---------       ---------
                                                                   $ 951,480       $ 874,277
                                                                   =========       =========

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 3--LOANS RECEIVABLE (Continued)

        At December 31, 1999, approximately 79.3%, 11.1% and 9.3% of the Company's loans collateralized by real estate are secured by income producing properties, properties under development and residential one-to four family properties, respectively. Approximately 66.5% of the Company's loans secured by real estate were collateralized by properties located in California.

        At December 31, 1999, approximately $155,933,000 of loans receivable were pledged to secure a line of credit at the Federal Home Loan Bank of San Francisco ("FHLB").(See Note 8 - FHLB Advances.)

        The following is the activity in the allowance for credit losses for the periods indicated.

                                                                     AS OF AND FOR THE YEARS ENDED DECEMBER 31
                                                                     -----------------------------------------
                                                                       1999            1998            1997
                                                                     --------        --------        ---------
                                                                                  (IN THOUSANDS)
Balance at beginning of year                                         $ 16,811        $ 12,178        $ 10,885
     Provision for estimated credit losses                              4,950           4,550           3,300
     (Charge-offs) recoveries on loans secured by real estate:
          Charge-offs                                                  (2,088)            (64)         (2,124)
          Recoveries                                                      222             147             117
                                                                     --------        --------        --------
               Net (charge-offs) recoveries                            (1,866)             83          (2,007)
                                                                     --------        --------        --------
Balance at end of year                                               $ 19,895        $ 16,811        $ 12,178
                                                                     ========        ========        ========

        The provision for valuation allowance on loans held for sale totaled $0 and $1,400,000 for the years ending December 31, 1999 and 1998, respectively. During 1998, the Company designated a pool of loans previously classified as held for investment as held for sale. In connection therewith, the Company recorded a provision for valuation allowance of $1,400,000. These loans were subsequently sold during the year with no additional gain or loss.

        As of December 31, 1999 and 1998, the accrual of income had been suspended on approximately $7,977,000 and $5,434,000 respectively, of loans secured by real estate. The interest income that was contractually due on loans that were on nonaccrual status that was not recognized during the years ended December 31, 1999, 1998 and 1997 was approximately $574,000, $326,000 and
$384,000 respectively.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 3--LOANS RECEIVABLE (Continued)

        As of December 31, 1999 and 1998, restructured loans totaled $13,996,000 and $805,000, respectively. There were no related commitments to lend additional funds on restructured loans. For the years ended December 31, 1999, 1998 and 1997, $1,384,000, $175,000 and $192,000, respectively, of gross interest income would have been recorded had the loans been current in accordance with their original terms compared to $1,376,000, $140,000 and $156,000, respectively, of interest income which was included in net income for the same periods. The average yield on restructured loans was 9.6% at December 31, 1999.

        The Company's recorded investment in impaired loans, and the related valuation allowance, were as follows:

                                        DECEMBER 31, 1999          DECEMBER 31, 1998
                                    ------------------------    ------------------------
                                     RECORDED      VALUATION     RECORDED      VALUATION
                                    INVESTMENT     ALLOWANCE    INVESTMENT     ALLOWANCE
                                    ----------     ---------    ----------     ---------
                                          (IN THOUSANDS)            (IN THOUSANDS)
Valuation allowance required         $  3,724      $    734      $    978      $    125
No valuation allowance required        16,602          --           5,053          --
                                     --------      --------      --------      --------
     Total impaired loans            $ 20,326      $    734      $  6,031      $    125
                                     ========      ========      ========      ========

        All impaired loans with a valuation allowance were on nonaccrual status at December 31, 1999. The average recorded investment in impaired loans for the years ended December 31, 1999, 1998 and 1997 was $8,653,000, $5,460,000 and
$3,656,000, respectively. Interest income recognized on impaired loans for the years ended December 31, 1999, 1998 and 1997 was $414,000, $22,000 and $129,000,
respectively.

        Loans having carrying values of $4,826,000 and $479,000 were transferred to OREO in 1999 and 1998, respectively.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 4--OTHER REAL ESTATE OWNED

        Other real estate owned was stated as follows:

                                             DECEMBER 31
                                       -----------------------
                                         1999           1998
                                       --------       --------
                                           (IN THOUSANDS)
Real estate held for sale              $  1,248       $  1,422
Less valuation allowance                   (207)          (221)
                                       --------       --------
     Other real estate owned, net      $  1,041       $  1,201
                                       ========       ========

        The activity in the valuation allowance for other real estate owned was as follows:

                                                                       AS OF AND FOR THE YEARS ENDED DECEMBER 31
                                                                      ------------------------------------------
                                                                        1999             1998             1997
                                                                      --------         --------         --------
                                                                                   (IN THOUSANDS)
Balance at beginning of year                                          $    221         $    732         $  1,116

     Provision for estimated losses on other real estate owned             195              608              216
     Charge-offs upon sale of other real estate owned                     (209)          (1,119)            (600)
                                                                      --------         --------         --------

 Balance at end of year                                               $    207         $    221         $    732
                                                                      ========         ========         ========

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 5--PREMISES AND EQUIPMENT

        Premises and equipment are stated at cost less accumulated depreciation and amortization and consist of the following:

                                                             DECEMBER 31
                                                      -------------------------
                                                        1999             1998
                                                      --------         --------
                                                            (IN THOUSANDS)
Furniture, fixtures and equipment                     $  5,171         $  5,287
Leasehold improvements                                   3,918            3,154
Automobiles                                                282              320
                                                      --------         --------

                                                         9,371            8,761
Less accumulated depreciation and amortization          (6,118)          (5,268)
                                                      --------         --------
                                                      $  3,253         $  3,493
                                                      ========         ========


        Depreciation and amortization expense on premises and equipment for the years ended December 31, 1999, 1998 and 1997 was $987,000, $903,000 and
$771,000, respectively.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 6--DEPOSIT ACCOUNTS

        Deposit accounts consist of the following:

                                                  DECEMBER 31
                                           ------------------------
                                             1999            1998
                                           --------        --------
                                                (IN THOUSANDS)
Money market and passbook accounts         $126,529        $132,697
Time certificates under $100,000            522,227         518,309
Time certificates $100,000 and over         264,857         215,792
                                           --------        --------

                                           $913,613        $866,798
                                           ========        ========

        Money market and passbook accounts have no contractual maturity and pay interest at rates ranging from 1.00% to 7.50% per annum. Additionally, some money market accounts have limited checking features which allow three check withdrawals per month. Time certificates have maturities ranging from 30 days to five years and bear interest at varying rates based on market conditions, ranging from 3.50% to 8.02% per annum.

        There were no brokered deposits at December 31, 1999. Interest expense on time certificates $100,000 and over for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $12,884,000, $11,200,000 and $3,775,000, respectively.

        The Bank is subject to the provisions of the California Industrial Loan Law, which limit the amount of deposits which the Bank may have outstanding to 20 times its shareholder's equity. At December 31, 1999, the Bank's deposits are
9.3 times its shareholder's equity.

        The Bank is a member of the FDIC and its deposits are insured up to $100,000 each per insured depositor.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 6--DEPOSIT ACCOUNTS (Continued)

        As of December 31, 1999, the contractual maturities of time certificate accounts were as follows:

   YEAR OF
   MATURITY                                                      AMOUNT
  ----------                                                 --------------
                                                             (IN THOUSANDS)
     2000                                                       $684,001
     2001                                                         82,064
     2002                                                         15,717
     2003                                                          3,838
     2004                                                          1,464
                                                                --------

                                                                $787,084
                                                                ========

NOTE 7--LINES OF CREDIT

        As of December 31, 1999 and 1998, the Bank had uncommitted, unsecured lines of credit with two banks renewable daily in the amount of $30,000,000. There were no borrowings against these lines at December 31, 1999 and 1998.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 8--FHLB ADVANCES

        FHLB advances represent collateralized obligations with the FHLB of San Francisco, and are summarized by contractual maturity as follows:

       YEAR OF
       MATURITY                                               AMOUNT
    ---------------                                       --------------
                                                          (IN THOUSANDS)
    Renewable Daily                                          $10,000
          2000                                                45,500
          2001                                                  --
          2002                                                  --
          2003                                                 5,750
          2004                                                 6,000
                                                             -------

                                                             $67,250
                                                             =======

        The Company has pledged loans receivable secured by real estate with a carrying value of $155,933,000 and cash equivalents and investments securities available for sale with a carrying value of $52,878,000, for a total of $208,811,000 of assets pledged as collateral for this borrowing facility. The total borrowing capacity available from the collateral that has been pledged is approximately $108,966,000, of which $67,250,000 has been utilized as of December 31, 1999.

        The following table represents the maximum month-end balance outstanding, weighted-average daily balance outstanding, average rates paid during the year, and the average rates on the balance at year-end for FHLB advances:

                                                             DECEMBER 31
                                                      -------------------------
                                                        1999             1998
                                                      --------         --------
                                                        (DOLLARS IN THOUSANDS)
    Maximum month-end balance outstanding             $ 67,250         $ 61,500
    Weighted-average daily balance outstanding        $ 37,235         $ 56,542
    Average rates paid during the year                    5.39%            5.90%
    Average rates on balance at year-end                  5.61%            5.12%
    Balance at year-end                               $ 67,250         $ 48,500

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 9--BENEFIT PLANS

        Salary Savings Plan. The Company has a salary savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to 15% of their compensation. The Company matches 50% of each employee's salary deferral, up to a maximum 6% of the employee's salary. Employees vest in employer contributions and their earnings thereon over a five year period. The Company's matching contributions to the Savings Plan were $147,000, $181,000 and $174,000 in 1999, 1998 and 1997, respectively.

        Nonqualified Deferred Compensation Plans. The Company also has deferred compensation plans designed to provide additional retirement benefits for certain officers and key employees who cannot take full advantage of the Savings Plan. Costs associated with these deferred compensation plans, primarily interest expense, amounted to $0, $4,000 and $34,000 in 1999, 1998 and 1997, respectively.

        Long-Term Supplemental Executive Retirement Plan. The Company has adopted a Long-Term Supplemental Executive Retirement Plan (the "SERP") for certain officers and key employees which provides for participants to be awarded shares of common stock of the Company on a tax deferred basis from the current Recognition and Retention Plan ("RRP") previously approved by the shareholders. Such shares vest in three year cycles, and once vested, may be distributed to participants upon a change in control or the participant's death, disability, retirement date or date of termination of employment. During 1998, the Company issued shares of common stock, representing the remaining number of unissued shares authorized to be awarded under the RRP, to a Rabbi Trust managed by a third-party financial institution. For 1999 and 1998, 58,017 and 29,393 shares, respectively, were then allocated to designated SERP accounts for the future benefit of certain Company executives. (The 1999 amount consisted of 28,624 shares allocated for 1999 and an allocation of 29,393 shares for 1997.) No stock has been actually received by the participants from the SERP/RRP. The Company recognized $528,000 and $265,000 of compensation expense from the SERP/RRP in 1999 and 1998 respectively.

        Stock Plans. The Company adopted an employee stock incentive plan and stock option plan for nonemployee directors (collectively, "the Stock Plan") which provides for the award of up to 1,000,000 shares of common stock to officers, directors and employees as compensation for future services, not to exceed a combined 550,000 shares during 1995, the first year of the Stock Plan, with annual awards thereafter limited to 100,000 additional shares. As of December 31, 1999, the Company had granted an aggregate of 1,033,000 options under the Stock Plan, of which 82,916 have been exercised and 160,584 have been forfeited. The exercise price per share of the options so granted ranges from $10.00 to $18.00 per share and will generally vest 33-1/3% per year, beginning with the first anniversary of the date of each individual grant.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 9--BENEFIT PLANS (Continued)

        The number of options and weighted-average exercise prices of options for each of the following groups of options, for the periods indicated, are as follows:

                                                                                              WEIGHTED-AVERAGE
                                                            NUMBER OF OPTIONS                  EXERCISE PRICES
                                                        -------------------------         ------------------------
                                                          1999             1998             1999            1998
                                                        --------         --------         --------        --------
Options Outstanding at the Beginning of the Year         750,000          569,500         $  13.05        $  11.39

     Options Granted During the Year                     100,000          204,000         $  14.00        $  18.00
     Options Exercised During the Year                   (51,000)          (8,500)        $  10.64        $  12.78
     Options Forfeited During the Year                    (9,500)         (15,000)        $  17.63        $  17.22
                                                        --------         --------

Options Outstanding at the End of the Year               789,500          750,000         $  13.26        $  13.05
                                                        ========         ========

Options Exercisable at the End of the Year               534,500          457,500         $  11.99        $  10.79
                                                        ========         ========

        The fair value of each option grant was estimated on the date of grant using an option pricing model with the following weighted-average assumptions for option grants:

                                      WEIGHTED-AVERAGE ASSUMPTIONS FOR OPTION GRANTS
                                   ---------------------------------------------------
                                      1999                1998                1997
                                   -----------         -----------         -----------
Dividend Yield                         0.0%                0.0%                0.0%
Expected Volatility                   31.9%               28.8%               20.3%
Risk-Free Interest Rates              4.72%               5.58%           6.24% to 6.49%
Expected Lives                     Seven Years         Seven Years         Seven Years
Weighted-Average Fair Value          $  6.18             $  7.93             $  5.87

        The Company accounts for the Stock Plan under APB Opinion No. 25 and, accordingly, no compensation costs have been recognized in the accompanying consolidated statements of income for 1999, 1998 or 1997. If compensation costs for the Stock Plan had been determined under SFAS No. 123 - "Accounting for Stock-Based Compensation", pro forma net income would have been $15,601,000 $14,175,000 and $12,082,000 and Diluted Earnings Per Share would have been $2.13, $1.81 and $1.52 for the years ended December 31, 1999, 1998 and 1997, respectively.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 10--INCOME TAXES

        Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                DECEMBER 31
                                                                         ------------------------
                                                                           1999            1998
                                                                         --------        --------
                                                                              (IN THOUSANDS)
Components of the deferred tax asset:
      Allowance for credit losses                                        $  8,818        $  7,005
      Accrued expenses                                                      2,658           1,029
      State income taxes                                                    1,059             958
      Other real estate owned                                                 278             300
      Permanent impairment on equity security                                 186            --
      Unrealized loss on investment securities available for sale             123             124
                                                                         --------        --------

           Total deferred tax assets                                       13,122           9,416
                                                                         --------        --------

Components of the deferred tax liability:
      Deferred loan origination costs                                       1,645           2,050
      FHLB stock dividends                                                  1,234           1,014
      Unrealized gain on investment securities available for sale             719            --
      Other                                                                   123              82
                                                                         --------        --------

           Total deferred tax liabilities                                   3,721           3,146
                                                                         --------        --------
                Net deferred tax asset                                   $  9,401        $  6,270
                                                                         ========        ========


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

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 10--INCOME TAXES (Continued)

        A summary of the provision for income taxes follows:

                              YEARS ENDED DECEMBER 31
                     ------------------------------------------
                       1999             1998             1997
                     --------         --------         --------
                                   (IN THOUSANDS)
Current:
      Federal        $ 11,362         $  9,347         $  7,183
      State             3,759            2,898            2,062
                     --------         --------         --------

                       15,121           12,245            9,245
                     --------         --------         --------

Deferred:
      Federal          (2,841)          (1,630)            (437)
      State            (1,010)            (311)            (153)
                     --------         --------         --------

                       (3,851)          (1,941)            (590)
                     --------         --------         --------

                     $ 11,270         $ 10,304         $  8,655
                     ========         ========         ========

        A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                           --------------------------------------
                                                            1999            1998            1997
                                                           ------          ------          ------
Federal statutory income tax rate                            35.0%           35.0%           35.0%
State income tax, net of federal income tax benefit           7.0%            7.0%            7.0%
State income tax credits (Enterprise Zone and LARZ)
     and other benefits                                      (1.0%)          (1.0%)          (1.0%)
                                                           ------          ------          ------

          Effective income tax rate                          41.0%           41.0%           41.0%
                                                           ======          ======          ======

        The income tax expense (benefit) component of other comprehensive income was $595,000, $112,000 and ($12,000) for the years ended December 31, 1999, 1998 and 1997, respectively.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


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

        The Company has exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit. This exposure is represented by the contractual amount of those instruments as the Company uses the same lending policies for these instruments as it does for the loan portfolio. The Company had outstanding unfunded loan commitments, including the unfunded portion of construction loans, of approximately $71,693,000 and $112,138,000 at December 31, 1999 and 1998, respectively.

NOTE 12--COMMITMENTS AND CONTINGENCIES

COMMITMENTS

        The Company leases office facilities under noncancelable operating leases. Estimated future minimum lease payments required under leases with initial or remaining noncancelable terms in excess of one year at December 31, 1999 are as follows:

                                                  (IN THOUSANDS)
   2000                                              $1,576
   2001                                               1,615
   2002                                               1,521
   2003                                               1,396
   2004                                               1,145
Thereafter                                            1,649
                                                     ------
                                                     $8,902
                                                     ======

        Certain leases contain rental escalation clauses based on increases in the Consumer Price Index, and renewal options of up to ten years which may be exercised by the Company. The Company incurred rent expense of $1,693,000, $1,781,000 and $1,588,000 in 1999, 1998 and 1997, respectively.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


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

NOTE 13--REGULATORY REQUIREMENTS

        The Bank is subject to supervision and regulation by the FDIC and the Department of Financial Institutions ("DFI") of the State of California under the provisions of the California Industrial Loan Law. These provisions authorize the Bank's issuance of certificates of deposit, place limits on the size and type of loans the Bank can make, and specify that the Bank's allowance for credit losses be maintained at certain minimum levels.

        The Bank is also subject to various capital requirements administered by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements and ultimately the consolidated financial statements of the Company. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets ("Leverage Ratio"). Management believes, as of December 31, 1999, that the Bank meets all applicable capital adequacy requirements.

        As of December 31, 1999 the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum Total Risk-Based, Tier 1 Risk-Based and Tier 1 Leverage Ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 13--REGULATORY REQUIREMENTS (Continued)

        The Bank's actual regulatory capital amounts and ratios are presented in the following table:

                                                                            MINIMUM                   CAPITAL REQUIRED
                                                                         REQUIREMENT FOR               TO MAINTAIN
                                                                         CAPITAL ADEQUACY            "WELL CAPITALIZED"
                                              ACTUAL                        PURPOSES                    DESIGNATION
                                      ---------------------         ---------------------         ---------------------
                                       AMOUNT         RATIO          AMOUNT         RATIO          AMOUNT         RATIO
                                      --------        -----         --------        -----         --------        -----
                                                                    (DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 1999

Total capital
     (to risk-weighted assets)        $110,531        11.37%        $ 77,770         8.00%        $ 97,213        10.00%

Tier 1 capital
     (to risk-weighted assets)        $ 98,299        10.11%        $ 38,885         4.00%        $ 58,328         6.00%

Tier 1 capital
     (to average total assets)        $ 98,299         9.04%        $ 43,485         4.00%        $ 54,356         5.00%

AS OF DECEMBER 31, 1998

Total capital
     (to risk-weighted assets)        $ 99,216        10.60%        $ 74,911         8.00%        $ 93,639        10.00%

Tier 1 capital
     (to risk-weighted assets)        $ 87,462         9.34%        $ 37,456         4.00%        $ 56,183         6.00%

Tier 1 capital
     (to average total assets)        $ 87,462         8.66%        $ 40,381         4.00%        $ 50,477         5.00%

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 14--EARNINGS PER SHARE

        The following is a reconciliation of the amounts used in the calculation of Basic Earnings Per Share and Diluted Earnings Per Share.

                                                            WEIGHTED-
                                                             AVERAGE           PER
                                               NET           SHARES           SHARE
                                              INCOME       OUTSTANDING        AMOUNT
                                             --------      -----------       --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 1999
     Basic Earnings Per Share                $ 16,205           7,182        $   2.26
     Dilutive Effect of Stock Options            --               157           (0.05)
                                             --------        --------        --------
     Diluted Earnings Per Share              $ 16,205           7,339        $   2.21
                                             ========        ========        ========

YEAR ENDED DECEMBER 31, 1998
     Basic Earnings Per Share                $ 14,823           7,603        $   1.95
     Dilutive Effect of Stock Options            --               232           (0.06)
                                             --------        --------        --------
     Diluted Earnings Per Share              $ 14,823           7,835        $   1.89
                                             ========        ========        ========

YEAR ENDED DECEMBER 31, 1997
     Basic Earnings Per Share                $ 12,477           7,748        $   1.61
     Dilutive Effect of Stock Options            --               193           (0.04)
                                             --------        --------        --------
     Diluted Earnings Per Share              $ 12,477           7,941        $   1.57
                                             ========        ========        ========

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


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

               Accrued Interest Receivable - The carrying values reported in the balance sheet approximate the fair values due to the short-term nature of the asset.

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

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 15--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                                                              DECEMBER 31
                                                     ---------------------------------------------------------------
                                                                1999                               1998
                                                     ----------------------------       ----------------------------
                                                     COST OR                            COST OR
                                                     CARRYING          ESTIMATED        CARRYING           ESTIMATED
                                                      AMOUNT           FAIR VALUE        AMOUNT           FAIR VALUE
                                                     ---------         ----------       ---------         ----------
                                                                             (IN THOUSANDS)
Financial assets:
     Cash and cash equivalents                       $  72,242         $  72,242        $ 125,602         $ 125,602
     Investment securities                              58,046            59,247              329               329
     Stock in Federal Home Loan Bank                     8,894             8,894           12,633            12,633

     Loans held for sale, net                             --                --             12,188            12,188
     Loans held for investment                         974,471           974,024          882,461           884,607
     Deferred loan origination fees and costs           (3,096)             --             (3,561)             --
     Allowance for credit losses                       (19,895)             --            (16,811)             --
                                                     ---------         ---------        ---------         ---------
          Net loans receivable                         951,480           974,024          874,277           896,795
                                                     ---------         ---------        ---------         ---------

Accrued interest receivable                          $   7,383         $   7,383        $   6,321         $   6,321

Financial liabilities:
     Deposit accounts                                $ 913,613         $ 911,531        $ 866,798         $ 869,136
     Federal Home Loan Bank advances                    67,250            66,598           48,500            48,524

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


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

        The main factors that were used to identify the Company's operating segments were the specific product and business lines of the various operating segments of the Company. The Company's various operating segments are organized separately by legal structure for each product and service offered. As of December 31, 1999, management has identified one operating segment that meets the criteria of being a reportable segment in accordance with the provisions of SFAS No. 131. This reportable segment is real estate lending (funded primarily by FDIC-insured deposits) which, by its legal form, is identified as operations of the Bank. This segment derives the majority of its revenue by originating loans secured by income producing real estate. Other operating segments of the Company that did not meet the criteria of being a reportable segment in accordance with SFAS No. 131 have been aggregated and reported as "All Other". Transactions from all of the Company's operating segments occur in the United States. The Company has no transactions with a single external customer that exceeds ten percent of the Company's consolidated revenues.

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

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 16---BUSINESS SEGMENT INFORMATION (Continued)

        Required reported segment information for 1999, 1998 and 1997 is detailed below:

                                                                      REAL ESTATE
                                                                        LENDING
                                                                        (FUNDED
                                                                       PRIMARILY
                                                                        BY FDIC-
                                                                        INSURED            ALL
                                                                       DEPOSITS)          OTHER              TOTAL
                                                                      -----------       ----------         ----------
                                                                                      (IN THOUSANDS)
AS OF OR FOR THE YEAR ENDED DECEMBER 31, 1999:
     Revenues from external customers                                 $   99,888        $    2,226         $  102,114
     Total interest income                                                98,889             2,324            101,213
     Total interest expense                                               48,402                58             48,460
     Depreciation and amortization expense                                   690               297                987
     Provision (benefit) for income taxes                                 11,643              (373)            11,270
     Capital expenditures                                                    497               360                857
     Deferred income taxes                                                 8,050             1,351              9,401
     Total assets                                                      1,087,162            28,661          1,115,823
     Income (loss) before provision (benefit) for income taxes            28,392              (917)            27,475

AS OF OR FOR THE YEAR ENDED DECEMBER 31, 1998:
     Revenues from external customers                                 $  100,312        $    3,800         $  104,112
     Total interest income                                                99,419             2,246            101,665
     Total interest expense                                               51,345                42             51,387
     Depreciation and amortization expense                                   900               656              1,556
     Provision (benefit) for income taxes                                 11,927            (1,623)            10,304
     Capital expenditures                                                    665               562              1,227
     Deferred income taxes                                                 5,775               495              6,270
     Total assets                                                      1,010,273            22,374          1,032,647
     Income (loss) before provision (benefit) for income taxes            29,098            (3,971)            25,127

AS OF OR FOR THE YEAR ENDED DECEMBER 31, 1997:
     Revenues from external customers                                 $   86,538        $      219         $   86,757
     Total interest income                                                85,905              (788)            85,117
     Total interest expense                                               43,310              --               43,310
     Depreciation and amortization expense                                 1,147                16              1,163
     Provision (benefit) for income taxes                                  9,853            (1,198)             8,655
     Capital expenditures                                                    538               800              1,338
     Deferred income taxes                                                 3,931               259              4,190
     Total assets                                                      1,012,666             3,243          1,015,909
     Income (loss) before provision (benefit) for income taxes            24,609            (3,477)            21,132

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997




NOTE 17--PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

                                                              DECEMBER 31
                                                        ------------------------
                                                          1999            1998
                                                        --------        --------
                                                             (IN THOUSANDS)
                                     ASSETS

Cash and cash equivalents                               $  8,217        $ 17,026
Investment securities available for sale                  16,235             135
Investments in wholly-owned subsidiaries:
     Imperial Capital Bank                                98,338          88,486
     ITLA Funding Corporation                                653             889
     ITLA Commercial Investment Corporation                  914           1,006
Other assets                                               2,571           1,388
                                                        --------        --------

     Total assets                                       $126,928        $108,930
                                                        ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities                                             $  3,233        $  3,048
Shareholders' equity                                     123,695         105,882
                                                        --------        --------

     Total liabilities and shareholders' equity         $126,928        $108,930
                                                        ========        ========

CONDENSED STATEMENTS OF INCOME

                                                                               YEARS ENDED DECEMBER 31
                                                                      ------------------------------------------
                                                                        1999             1998             1997
                                                                      --------         --------         --------
                                                                                    (IN THOUSANDS)
Interest income                                                       $  2,263         $    554         $     95
General and administrative expense                                       2,832            1,309              706
                                                                      --------         --------         --------
Loss before income tax benefit and equity in undistributed net
     income of subsidiaries                                               (569)            (755)            (611)
Income tax benefit                                                        (225)            (309)            (440)
                                                                      --------         --------         --------
Loss before equity in undistributed net income of subsidiaries            (344)            (446)            (171)
Equity in undistributed net income of subsidiaries                      16,549           15,269           12,648
                                                                      --------         --------         --------

          NET INCOME                                                  $ 16,205         $ 14,823         $ 12,477
                                                                      ========         ========         ========

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


NOTE 17--PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        YEARS ENDED DECEMBER 31
                                                                                ------------------------------------------
                                                                                  1999             1998             1997
                                                                                --------         --------         --------
                                                                                              (IN THOUSANDS)
Cash Flows From Operating Activities:
     Net income                                                                 $ 16,205         $ 14,823         $ 12,477
     Adjustments to net income:
          Equity in undistributed net income of subsidiaries                     (16,549)         (15,269)         (12,648)
          Permanent impairment on investment in equity securities                    375             --               --
          Increase in other assets                                                (1,010)          (1,429)          (3,089)
          Increase in liabilities                                                    910              234            1,567
                                                                                --------         --------         --------
               Net cash used in operating activities                                 (69)          (1,641)          (1,693)
                                                                                --------         --------         --------

Cash Flows From Investing Activities:
     Purchases of investment securities available for sale                       (14,776)            (375)            --
     Capital contribution to Imperial Capital Bank                                   (25)            --               --
     Dividends received from Imperial Capital Bank                                 6,000           27,000            3,000
     Capital contribution to ITLA Commercial Investment Corporation                 --            (20,025)            --
     Capital distribution from ITLA Commercial Investment Corporation                 25           19,500             --
     Other, net                                                                        9              (17)            --
                                                                                --------         --------         --------
               Net cash (used in) provided by investing activities                (8,767)          26,083            3,000
                                                                                --------         --------         --------

Cash Flows From Financing Activities:
     Proceeds from common stock issued through exercise of
          employee stock options                                                     542              109              318
     Cash paid to acquire treasury stock                                            (515)          (8,229)          (2,284)
                                                                                --------         --------         --------
               Net cash provided by (used in) financing activities                    27           (8,120)          (1,966)
                                                                                --------         --------         --------
                    Net (decrease) increase in cash and cash equivalents          (8,809)          16,322             (659)
                    Cash and cash equivalents at beginning of period              17,026              704            1,363
                                                                                --------         --------         --------
                    Cash and cash equivalents at end of period                  $  8,217         $ 17,026         $    704
                                                                                ========         ========         ========


NOTE 18 -- SUBSEQUENT EVENT (UNAUDITED)

        Subsequent to December 31, 1999, the Company acquired 100 percent of the equity and certain collateralized mortgage bonds (CMOs) of the ICCMAC Multifamily and Commercial Trust 1999-1 (the "Trust"). As of December 31, 1999, the Trust held approximately $255 million of assets, comprised of approximately 65 percent and 35 percent of multi-family and commercial loans, respectively, with over 50 percent of the loans in California. Over two-thirds of the loans are adjustable rate mortgages. The Trust's assets, liabilities and earnings will be consolidated in ITLA Capital's financial statements on a prospective basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

        The executive officers of the Registrant are identified below.

        NAME           AGE                       POSITION
--------------------  -----   --------------------------------------------------
George W. Haligowski   45     Chairman of the Board, President and Chief
                              Executive Officer of ITLA Capital, and Chairman of
                              the Board and Chief Executive Officer Imperial
                              Capital Bank, Chairman of the Board of ITLA
                              Funding

Michael A. Sicuro      41     Managing Director and Chief Financial Officer of
                              ITLA Capital, Imperial Capital Bank, and ITLA
                              Funding, Director of ITLA Funding

Timothy M. Doyle       43     Managing Director and Chief Administrative Officer
                              of ITLA Capital and Imperial Capital Bank

Norval L. Bruce        58     Vice Chairman of the Board and Chief Credit
                              Officer of ITLA Capital and Imperial Capital Bank,
                              Director of ITLA Funding

Sheryl A. Morehead     47     Chief Operating Officer and President of Imperial
                              Capital Bank

Steven C. Romelt       50     Senior Vice President and Chief Lending Officer of
                              Imperial Capital Bank

Anthony A. Rusnak      36     First Vice President, General Counsel and
                              Corporate Secretary

        George W. Haligowski has served as Chairman of the Board, President and Chief Executive Officer of ITLA Capital since inception and Imperial Capital Bank from 1992 until October 1997. He has served as Chairman of the Board and Chief Executive Officer of Imperial Capital Bank since October 1997. From 1990 to the present, he has also served as President, Chief Executive Officer and Principal of Halivest International, Ltd., an international finance and asset management company. He was previously employed as a Vice President by Shearson Lehman Hutton (1988 to 1990) and Prudential-Bache Securities (1983 to 1988), and by Avco Financial Services as Regional Director of its Japanese branch operations (1976 to 1981), as Training Coordinator for Avco Thrift and Loan
(1976) and as a Branch Manager (1974 to 1976).

        Michael A. Sicuro is Managing Director and Chief Financial Officer of ITLA Capital, Imperial Capital Bank and ITLA Funding. He is also a director of ITLA Funding. Prior to joining Imperial Capital Bank in 1996, he was employed by Blue Cross of California, most recently as Vice President and Chief Financial Officer. He was previously employed by U.S. Bancorp Mortgage Company as Senior Vice President and Chief Financial Officer from 1993 to 1994; Western Federal Savings and Loan Association as Senior Vice President and Controller from 1992 to 1993; and First Interstate Bancorp as Vice President and Deputy Controller from 1990 to 1992. He was an Audit Manager with Deloitte and Touche from 1984 to 1990.

        Timothy M. Doyle is Managing Director and Chief Administrative Officer of ITLA Capital and Imperial Capital Bank. Before joining Imperial Capital Bank, he was the Controller and Director of Operations at Northeastern Plastics from 1995 to 1996; Assistant Controller of Alpha Wire Corporation from 1992 to 1994; and

Vice President and Chief Financial Officer of Halivest International, Ltd. from 1989 to 1991. From 1982 to 1988, he was the Corporate Controller of the Shepaug Corporation.

        Norval L. Bruce has served as Vice Chairman and Chief Credit Officer of ITLA Capital and Imperial Capital Bank since June of 1999. He was previously President and Chief Operating Officer of Imperial Capital Bank from October 1997 to June 1999, and previously was the Executive Vice President and Chief Credit Officer of Imperial Capital Bank from 1990 to October 1997. Mr. Bruce is also a director of ITLA Capital, Imperial Capital Bank and ITLA Funding. From 1988 to 1989, he served as Executive Vice President and Chief Credit Officer of Security Pacific Bank, Nevada. He was previously employed by Security Pacific Bank from 1965 to 1988 in a variety of positions including management positions in which he was responsible for both loan origination and credit quality.

        Sheryl A. Morehead has served as President and Chief Operating Officer of Imperial Capital Bank since June of 1999. She was CEO and President of First Bank of Beverly Hills from October 1996 to June 1999. Previously, she was President of First Los Angles Bank from 1993 to 1996, the Chief Credit and Lending Officer with First Federal Bank from 1990 to 1993, an Executive Vice-President with the Bank of California from 1987 to 1990 and a Senior Vice-President with First Interstate Bancorp from 1981 to 1986. Prior to that she was in the real estate development business.

        Steven C. Romelt has served as Senior Vice President and Chief Lending Officer of Imperial Capital Bank since January 1997. He was Director of Bank Lending for Imperial Capital Bank from November 1996 to January 1997. Previously, he was Vice President and Regional Manager for Southern Pacific Bank from March 1995 to November 1996. He also held various senior level lending positions for Imperial Capital Bank from December 1990 to March 1995 and held various lending positions with a number of other financial institutions from 1979 to December 1990.

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

        Jeffrey L. Lipscomb, age 45, is an Investment Advisory Associate with AXA Advisors and formerly was a Registered Principal and Assistant Manager of the San Diego office of Equitable Financial Companies since 1986, handling corporate group benefits and personal financial planning.

        Sandor X. Mayuga, age 51, is a member of the State Bar of California, and has been a member of the law firm of Tisdale & Nicholson since 1994. He conducted his own law practice from 1983 to 1994 and was a partner in the Financial Institutions Department of Finley, Kumble, Wagner, Heine, Underberg, Manly & Casey, a New York-based national law firm, from 1980 to 1983. Previously, he served as Assistant General Counsel of Hunt-Wesson Foods, Inc., a subsidiary of Norton Simon, Inc., and was associated with two large regional law firms in Los Angeles County. Since 1980, Mr. Mayuga's practice has focused on the representation of financial institutions and other finance-related businesses in corporate, transactional and regulatory matters.

        Hirotaka Oribe, age 65, is a licensed architect with international experience in real estate development and urban planning. Since 1993, Mr. Oribe has served as an advisor to Kajima Development Resources, Inc. From 1979 to 1993, Mr. Oribe was Executive Vice President, Chief Operating Officer and a Director of Kajima Development Corporation, a firm engaged in development and construction of single-family and multi-family housing, office buildings and retail space, and land development. Mr. Oribe previously held other positions with affiliates of Kajima Corporation of Japan from 1973 to 1979 and was a practicing architect from 1962 to 1973.

        Robert R. Reed, age 63, is retired from Household International where he was employed in various positions from 1960 to 1992. Mr. Reed served as Vice President of Household Bank from 1980 to 1992. Mr. Reed was previously employed in management positions with Household Financial Corporation from 1962 to 1980.

EMPLOYEES

        As of December 31, 1999, ITLA Capital had 114 employees. Management believes that its relations with employees are satisfactory. ITLA Capital is not subject to any collective bargaining agreements.

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

        To ITLA Capital's knowledge, based solely on a review of the copies of such reports furnished to ITLA Capital and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

        The following table sets forth the cash compensation of the Chief Executive Officer and the named executive officers of ITLA Capital with salary and bonus greater than $100,000 for the year ended December 31, 1999.

                                                                                                     RESTRICTED         ALL
                                                                                                       STOCK           OTHER
                                                      SALARY           BONUS           OPTIONS         AWARDS       COMPENSATION
   NAME AND PRINCIPAL POSITION             YEAR         ($)             ($)            (#) (1)         ($) (9)          ($)
   ---------------------------             ----       --------       --------          --------      ----------     ------------
George W. Haligowski                       1999       $350,013       $402,500(2)         10,000       $114,327       $ 63,123(3)
   Chairman of the Board, President        1998       $345,765       $344,144            45,000       $111,717       $ 62,751(3)
   and Chief Executive Officer             1997       $299,250       $374,050(8)         20,000       $111,717       $ 59,716(3)

Norval L. Bruce                            1999       $181,103       $ 87,500            15,000       $ 35,964       $  8,991(4)
   Vice Chairman of the Board, Chief       1998       $185,832       $ 71,251            30,000       $ 33,849       $  7,400(4)
   Credit Officer                          1997       $131,670       $ 75,600(8)          5,000       $ 33,849       $  7,780(4)

Michael A. Sicuro                          1999       $174,894       $ 84,500            20,000       $ 34,641       $ 10,446(5)
   Managing Director and Chief             1998       $167,979       $ 78,375            25,000       $ 32,697       $  6,036(5)
   Financial Officer                       1997       $156,188       $ 62,327(8)         15,000       $ 32,697       $  5,933(5)

Steven C. Romelt                           1999       $144,975       $ 84,000            10,000       $ 28,764       $ 14,437(6)
   Senior Vice President and Chief         1998       $138,750       $ 75,000            15,000       $ 27,081       $ 14,805(6)
   Lending Officer of Imperial             1997       $114,583       $  9,508            25,000       $ 27,081       $ 12,997(6)

Timothy M. Doyle                           1999       $131,429       $ 63,500            15,000       $ 26,100       $ 11,169(7)
   Managing Director and Chief             1998       $124,917       $ 51,000            15,000       $ 24,570       $ 15,000(7)
   Administrative Officer                  1997       $104,550       $ 18,579            12,500       $ 24,570       $ 11,333(7)


----------

(1) Options were granted on various dates and vest one-third on each of the three subsequent anniversary dates of issuance.

(2) $329,513 of the 1999 bonus was deferred at the election of the named executive officer under ITLA Capital's Nonqualified Deferred Compensation plan.

(3) Consists of (a) $4,685 in auto related benefits, (b) $30,000 in supplemental housing payments, (c) $7,553 in life insurance premiums, (d) $4,800 in employer contributions to ITLA Capital's 401(k) plan and (e) $16,085 in preferential interest on employee savings accounts in 1999. The respective amounts were $5,114, $30,000, $7,290, $4,800 and $15,547 in 1998 and $4,288, $26,600, $7,100, $4,800 and $16,928 in 1997.

(4) Consists of (a) $2,139 in auto related benefits, (b) $2,017 in life insurance premiums, (c) $4,800 in employer contributions to ITLA Capital's 401(k) plan and (d) $35 in preferential interest on employee savings accounts. The respective amounts were $2,139, $136, $4,800 and $325 in 1998 and $2,296, $144, $4,800 and $540 in 1997.

(5) Consists of (a) $1,236 of auto related benefits, (b) $4,800 in employer contributions to ITLA Capital's 401(k) plan and (c) $4,410 of life insurance benefits in 1999. The respective amounts were $1,236, $4,800 and $0 in 1998 and $1,133, $4,800 and $0 in 1997.

(6) Consists of (a) $9,000 in auto related benefits, (b) $463 in life insurance premiums, (c) $4,800 in employer contributions to ITLA Capital's 401(k) plan and (d) $174 in preferential interest on employee savings accounts in 1999. The respective amounts were $9,000, $0, $4,800 and $1,005 in 1998 and $9,000, $4, $3,993 and $4 in 1997.

(7) Consists of (a) $1,476 in auto related benefits, (b) $4,800 in employer contributions to ITLA Capital's 401(k) plan and (c) $4,893 in life insurance benefits in 1999. The respective amounts were $10,200, $4,800, and $0 in 1998 and $7,650, $3,683 and $0 in 1997.

(8) Includes ITLA Capital stock issued under the Recognition and Retention Plan in 1997 at a price of $14.50 per share.

(9) Includes ITLA Capital stock granted and allocated to the Long-Term Supplemental Executive Retirement Plan under the Recognition and Retention Plan previously approved by the shareholders. No cash or stock has been distributed to the named officers.

EMPLOYMENT AGREEMENT AND CHANGE OF CONTROL AGREEMENTS

        ITLA Capital has entered into an employment agreement with Mr. Haligowski. The employment agreement provides for an initial employment term of five years, with the agreement automatically extending for an additional one-year period each year unless either party provides the other with at least 90 days notice of the nonextension or termination. The employment agreement provides that ITLA Capital may terminate Mr. Haligowski "for cause," as defined in the employment agreement. In the event Mr. Haligowski is involuntarily terminated as defined in the employment agreement, including following a change of control as defined in the employment agreement, Mr. Haligowski will be entitled to receive during the remaining term of the agreement his base salary calculated at the highest annual rate during the three years prior to his involuntary termination and the average amount of cash bonus and incentive compensation paid for the two years prior to his involuntary termination, if any, the continuation of all employment related benefits for the 60 months following the date of termination and the immediate vesting of any stock options and restricted stock awards previously granted and outstanding. As a result of a change of control, Mr. Haligowski will also be retained as a consultant for an eighteen month period following the change in control at a monthly consulting fee equal to 75% of his base salary and an additional contribution to his account in ITLA Capital's Supplemental Executive Retirement Plan equal to 3.75 times his base salary. In addition, the terms of the employment agreement shall be extended 60 months and stock options and restricted stock awards previously granted and outstanding, salary continuation plans, equity club memberships and other fringe benefits shall immediately vest following a change of control. The annual base salary for Mr. Haligowski under the employment agreement is currently $397,500 (which may be increased from time to time by the Board of Directors). The employment agreement also provides for, among other things, annual incentive compensation, disability pay, participation in stock benefit and salary continuation plans, and other fringe benefits, including a supplemental housing payment of not less than $2,500 per month, an automobile allowance of not less than $1,950 per month, and life insurance coverage in an amount not less than four times Mr. Haligowski's annual salary. In addition ITLA Capital shall maintain health, dental and life insurance benefits for the 60 months following an involuntary termination and transfer title to the ITLA Capital owned vehicle currently used by Mr. Haligowski.

CHANGE OF CONTROL AGREEMENTS

        ITLA Capital has entered into change of control agreements with Messrs. Bruce, Sicuro, Doyle and Romelt. The change in control agreements have initial terms of one year and shall automatically extend for additional one-year periods upon a change of control, as defined in the agreement, or upon their anniversary date, unless either party provides the other with at least 90 days notice of termination. These agreements provide that in the event the officer is terminated within 24 months following a change of control, as defined in the agreement, the officer shall be entitled to receive upon such termination an amount equal to the greater of the annualized salary as in effect on the date of the change of control or the date of termination for a period of 18 months and a pro rata portion of his bonus from the previous year. In addition ITLA Capital shall maintain health, dental and life insurance benefits for the next 18 months for each officer and transfer title to the ITLA Capital owned vehicle currently used by the officer or, in the event the officer receives a monthly cash car allowance in lieu of the ITLA Capital vehicle, ITLA Capital shall pay an amount equal to 18 times the monthly allowance. Stock options and restricted stock awards previously granted and outstanding shall also immediately vest. The annual base salary for Messrs. Bruce, Sicuro, Doyle and Romelt is currently $193,000, $186,000, $142,000 and $153,000, respectively.

        Both Mr. Haligowski's employment agreement and the change of control agreements also will provide that to the extent any payments made may be considered excess parachute payments under Section 280G of the Internal Revenue Code that are subject to excise tax, ITLA Capital shall pay an additional amount needed to insure that the amount of payments and value of benefits received equals the same amount in the absence of any excise tax.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (SERP)

        The SERP provides that the compensation committee may make restricted stock awards under ITLA Capital's Recognition and Retention Plan (RRP) on a tax deferred basis through the SERP. The SERP provides that Mr. Haligowski shall receive an allocation annually, subject to the performance terms of the RRP, a restricted stock award equal to one-third of his base salary and all other participants shall receive an award equal to one-fifth of base salary subject to the approval of the compensation committee, which may also allocate a greater, lesser or no award in its discretion. For this purpose, each share of common stock has been valued at $9.00 per share, the fair market value of the common stock on the date of issuance to the SERP. A participant shall only have a vested right to amounts allocated to his account if the participant is employed on the last day of a three year vesting cycle, in the event of a change of control (as defined in the SERP), or upon normal retirement, death, disability or termination. The last day of the first vesting cycle for shares allocated to the SERP accounts for the benefit of the participants for the years 1997, 1998 and 1999 is December 31, 1999. For additional discussion, please see Benefits--Recognition and Retention Plan.

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

        Nonqualified Deferred Compensation Plans. ITLA Capital Corporation Supplemental Salary Savings Plan (the "Supplemental Plan") and Nonqualified Deferred Compensation Plan (the "Deferral Plan") are designed to provide additional retirement benefits for certain officers and highly compensated employees. The Supplemental Plan provides participating employees with an opportunity to make up benefits not available under the 401(k) Plan due to any application of limitations on compensation and maximum benefits under the 401(k) Plan. Benefits under the Supplemental Plan are provided at the same time and in the same form as benefits under the 401(k) Plan, and become taxable to the participant at that point. The Deferral Plan allows a participant to defer receipt of, and current taxation upon, designated portions of the participant's direct cash compensation until a future date specified by the participants. Both of these plans are unfunded plans, meaning that all benefits payable thereunder are payable from ITLA Capital's general assets, and funds available to pay benefits are subject to the claims of ITLA Capital's general creditors. ITLA Capital has established a Rabbi Trust with a third party FDIC insured financial institution which holds the contributions to the Supplemental Plan and Deferral Plan, for the purpose of providing the benefits set forth under the terms of the plans. Participants only have the rights of unsecured creditors with respect to the Rabbi Trust assets.

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

        The Stock Option Plan is administered by the Compensation Committee of the Board of Directors, except that grants to nonemployee directors are made by the Board of Directors pursuant to a predetermined formula, as described below. The Committee consists of two or more nonemployee directors of ITLA Capital, and has full and final authority to select the employees to receive awards and to grant such awards. Subject to provisions of the Stock Option Plan, the Committee has a wide degree of flexibility in determining the terms and conditions of awards and the number of shares to be issued pursuant thereto. The expenses of administering the Stock Option Plan are borne by ITLA Capital.

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

        Awards may not be granted under the Stock Option Plan after the tenth anniversary of the adoption of the Stock Option Plan. ITLA Capital has granted an aggregate of 1,033,000 options under the Stock Option Plan, of which 360,000 have been granted to Mr. Haligowski, 90,000, 85,000, 55,000 and 50,000 have been granted to Messrs. Bruce, Sicuro, Doyle and Romelt, respectively, 32,000 have been granted to nonemployee directors, and 361,000 have been granted to other employees, of which 82,916 have been exercised and 160,584 have been forfeited. The exercise price per share of the options so granted ranges from $10.00 to $18.00 per share and will generally vest 33-1/3% per year, beginning with the first anniversary of the date of the grant.

        Recognition and Retention Plan. ITLA Capital has adopted the Recognition and Retention Plan ("RRP"), the purpose of which is to promote the long-term interests of ITLA Capital and its shareholders by providing a means for attracting and retaining officers and employees of ITLA Capital and its affiliates. Under the RRP, awards of restricted shares of ITLA Capital's common stock may be made to employees as additional long-term incentive compensation. Every employee of ITLA Capital is eligible to be considered for the grant of awards under the RRP. The maximum number of shares of common stock which may be issued pursuant to the RRP is 300,000 shares over the ten year life of the plan. No RRP shares may be granted in any fiscal year in which the Bank fails to maintain an "adequately capitalized" designation under the FDIC regulations and ITLA Capital fails to achieve a return on average assets of at least 50 basis points for the fiscal year. The RRP was approved by the shareholders and is administered by the Compensation Committee of the Board of Directors which has a wide degree of flexibility, within the provisions of the RRP, in determining the terms and conditions of awards and the number of shares to be issued pursuant thereto. The RRP shares granted to date have been allocated through the Supplemental Executive Retirement Plan as discussed above.

DIRECTORS COMPENSATION

        Directors Fees. Each nonemployee director was paid a monthly fee during 1999 of $1,800 for serving on ITLA Capital's Board of Directors. Each nonemployee director is paid $500 for each Board or Committee meeting attended for service on such committee.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During 1999, the Compensation Committee was comprised of Directors Lipscomb and Oribe.

OPTION GRANTS FOR 1999

        The following table sets forth certain information regarding stock options granted pursuant to the Stock Option Plan for the named executive officers in 1999. No stock appreciation rights have been granted pursuant to the Stock Option Plan.

                                         STOCK OPTION GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------------------------------------------
                                               INDIVIDUAL GRANTS                              POTENTIAL REALIZABLE
                           -----------------------------------------------------------          VALUE AT ASSUMED
                                            % OF TOTAL                                        ANNUAL RATES OF STOCK
                           NUMBER OF         OPTIONS                                          PRICE APPRECIATION FOR
                           UNDERLYING       GRANTED TO       EXERCISE                              OPTION TERM
                            OPTIONS         EMPLOYEES        OR BASE                       -------------------------
                            GRANTED         IN FISCAL         PRICE         EXPIRATION         5%              10%
        NAME                  (#)             YEAR           ($/SHARE)         DATE           ($)              ($)
--------------------       ----------       ---------        ---------      ----------     ----------       --------
George W. Haligowski          10,000            10.4%        $  14.00         1/31/09        $ 88,045        $223,124
Norval L. Bruce               15,000            15.6%        $  14.00         1/31/09        $132,068        $334,686
Michael A. Sicuro             20,000            20.8%        $  14.00         1/31/09        $176,090        $446,248
Steven C. Romelt              10,000            10.4%        $  14.00         1/31/09        $ 88,045        $223,124
Timothy M. Doyle              15,000            15.6%        $  14.00         1/31/09        $132,068        $334,686

        The following table sets forth certain information concerning the number and value of stock options at December 31, 1999 held by the named executive officers.

                                        OPTION VALUES AT DECEMBER 31, 1999
----------------------------------------------------------------------------------------------------------------------
                                                                                              VALUE OF UNEXERCISED
                                                                   NUMBER OF                 "IN-THE-MONEY" OPTIONS
                             SHARES                            UNEXERCISED OPTIONS            AT FISCAL YEAR-END
                            ACQUIRED                           AT FISCAL YEAR-END                    (1)
                               ON            VALUE         ---------------------------    ----------------------------
                            EXERCISE        REALIZED                  (#)                            ($)
       NAME                   (#)             ($)          EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
--------------------        --------        --------       -----------   -------------    -----------    -------------
George W. Haligowski            --               N/A         313,333          46,667        $730,313        $   --
Norval L. Bruce                 --               N/A          53,333          36,667        $102,500        $   --
Michael A. Sicuro               --               N/A          43,333          41,667        $   --          $   --
Steven C. Romelt                --               N/A          21,667          28,333        $   --          $   --
Timothy M. Doyle                --               N/A          25,833          29,167        $   --          $   --


(1) The difference between the aggregate option exercise price and the closing price of $12.563 of the underlying shares at December 31, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        At March 17, 2000, ITLA Capital had 7,126,484 shares of common stock outstanding.

        The following table sets forth, as of March 17, 2000, certain information as to those persons who were known by management to be beneficial owners of more than five percent of ITLA Capital common stock outstanding.

                                               SHARES             PERCENT
                                            BENEFICIALLY            OF
        BENEFICIAL OWNER                       OWNED               CLASS
--------------------------------------      ------------         ---------
Thomson Horstmann & Bryant, Inc.
Park 80 West, Plaza Two
Saddle Brook, New Jersey 07663                 770,800(1)           10.82%

Wellington Management Company, LLP
75 State Street
Boston, Massachusetts 02109                    713,100(2)           10.01%

Franklin Mutual Advisors, Inc.
51 John F. Kennedy Parkway
Short Hills, New Jersey 07078                  689,000(3)            9.67%

Dimensional Fund Advisors
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401                 543,100(4)            7.62%

Friedman, Billings, Ramsey Group, Inc.
1001 19th Street North
Arlington, Virginia 22209                      471,833(5)            6.62%

(1) As reported by Thomson Horstmann & Bryant, Inc. ("Thomson") on a Schedule 13G/A filed on or about January 2, 2000 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Thomson reported sole voting power as to 441,000 shares, sole dispositive power as to 770,800 shares, shared voting power as to 10,700 shares, and shared dispositive power as to none of the 770,800 shares covered by the report.

(2)  As reported by Wellington Management ITLA Capital, LLP ("Wellington") on a
     Schedule 13G/A filed on or about February 11, 2000 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Wellington reported sole voting and dispositive powers as to no shares, shared voting power as to 333,400 shares, and shared dispositive power as to 713,100 of the 713,100 shares covered by the report.

(3) As reported by Franklin Resources, Inc. ("Franklin") on a Schedule 13G/A filed on or about January 18, 2000 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Franklin reported sole voting and dispositive powers as to 689,000 shares, and shared voting and dispositive powers as to none of the 689,000 shares covered by the report.

(4) As reported by Dimensional Fund Advisors ("Dimensional") on a Schedule 13G/A dated on or about February 3, 2000 and filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Dimensional reported sole voting and dispositive powers as to 543,100 shares, and shared voting and dispositive powers as to none of the 543,100 shares covered by the report.

(5) As reported by Friedman, Billings, Ramsey Group, Inc. ("FBR") on a Schedule 13G/A filed on or about February 14, 2000 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. FBR reported sole voting and dispositive powers as to 471,833 shares, and shared voting and dispositive powers as to none of the 471,833 shares covered by the report.

        The following table sets forth, as of December 31, 1999, certain information as to the shares of common stock beneficially owned by the directors and named executive officers and by all directors and executive officers of ITLA Capital as a group.

                                                       SHARES
                                                     BENEFICIALLY      PERCENT
                                                        OWNED            OF
        BENEFICIAL OWNER                                 (1)            CLASS
------------------------------------                 ------------      --------
George W. Haligowski                                    404,732            5.38%
Norval L. Bruce                                          83,300            1.15%
Michael A. Sicuro                                        74,952            1.03%
Steven C. Romelt                                         47,547            0.66%
Timothy M. Doyle                                         48,360            0.67%
Sandor X. Mayuga                                          8,800            0.12%
Hirotaka Oribe                                            8,200            0.11%
Robert R. Reed                                            8,200            0.11%
Jeffrey L. Lipscomb                                       8,000            0.11%
All Directors and Executive Officers
     as a Group (12 Persons)                            704,071            9.06%

(1) Includes shares held directly, as well as an aggregate of 583,666 shares which are subject to immediately exercisable options and options exercisable within 60 days of December 31, 1999, under ITLA Capital's Stock Option Plan, vested shares held by the SERP, and shares held in retirement accounts or by certain members of the named individual's families or corporations for which an individual is an officer or director or held by trust of which an individual is trustee or a substantial beneficiary, over which shares the individual may be deemed to have sole or shared voting and/or dispositive power. The above named individuals held exercisable options and options exercisable within 60 days of December 31, 1999 as follows: Chairman Haligowski - 335,000 shares; Director Lipscomb - 8,000 shares; Director Mayuga - 8,000 shares; Director Oribe - 8,000 shares; Director Reed - 8,000 shares; Norval L. Bruce - 75,000 shares; Michael A. Sicuro - 56,666 shares; Timothy M. Doyle - 40,000 shares; and Steven C. Romelt - 35,000 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During the year, ITLA Capital utilized the services of Tisdale & Nicholson. Director Mayuga is a partner in that law firm. During 1999, this law firm received $3,070 in legal fees from ITLA Capital, which was not in excess of 5% of the firm's total revenues for the year.

        During the year, ITLA Capital utilized the services of a public relations firm which is owned by Director Lipscomb's spouse. During 1999, this public relations firm received $27,327 in fees from ITLA Capital.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(1) FINANCIAL STATEMENTS:

               ITLA Capital's consolidated financial statements, and Report of Independent Public Accountants thereon, are included in this Form 10-K at the pages listed below:

                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants on the
   Consolidated Financial Statements as of December 31,
   1999 and 1998 and for Each of the Three Years in the
   Period Ended December 31, 1999                                            43

Consolidated Balance Sheets as of December 31, 1999 and 1998                 44

Consolidated Statements of Income for the Years Ended
   December 31, 1999, 1998 and 1997                                          45

Consolidated Statements of Changes in Shareholders' Equity for the
   Period January 1, 1997 to December 31, 1999                               46

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1999, 1998 and 1997                                          47

Notes to Consolidated Financial Statements                                   48

        (a)(2) FINANCIAL STATEMENT SCHEDULES:

               All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

        (a)(3) EXHIBITS:

                                                                                 REFERENCE TO
                                                                                 PRIOR FILING
REGULATION                                                                        OR EXHIBIT
   S-K                                                                              NUMBER
 EXHIBIT                                                                           ATTACHED
 NUMBER                          DOCUMENT                                           HERETO
---------      ------------------------------------------------------            ------------
   3.1         Certificate of Incorporation, as amended                               **
   3.2         Bylaws, as amended                                                     **
    4          Instruments Defining the Rights of Security Holders,
                    Including Indentures                                             None
    9          Voting Trust Agreement                                                None
  10.1         1995 Stock Option Plan for Nonemployee Directors                       *
  10.2         1995 Employee Stock Incentive Plan                                     *
  10.3         Nonqualified Deferred Compensation Plan                               10.3
  10.4         Supplemental Salary Savings Plan                                       *
  10.5         Glendale Headquarters Lease Agreement                                  *
  10.6         Data Processing Agreement                                              *
  10.7         Employment Agreement with George W. Haligowski                         *
  10.8         Change of Control Agreements                                          10.8
  10.9         Recognition and Retention Plan                                         **
  10.10        Voluntary Retainer Stock and Deferred Compensation
                    Plan for Outside Directors                                        **
  10.11        Supplemental Executive Retirement Plan                               10.11
  10.12        ITLA Capital Corporation Rabbi Trust Agreement                       10.12
   11          Statement Regarding Computation of Per Share Earnings                 None
   12          Statement Regarding Computation of Ratios                             None
   13          Annual Report to Security Holders                                 Not required
   18          Letter Regarding Change in Accounting Principles                      None
   21          Subsidiaries of the Registrant                                         21
   22          Published Report Regarding Matters Submitted to Vote
                    of Security Holders                                              None
   23          Consent of Independent Certified Public Accountants                    23
   24          Power of Attorney                                                 Not required
   27          Financial Data Schedule                                                27
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

                                               ITLA CAPITAL CORPORATION

Date:  March 30, 2000                  By:       /s/  George W. Haligowski
                                          --------------------------------------
                                                  George W. Haligowski
                                              Chairman of the Board, President
                                                and Chief Executive Officer
                                              (Duly Authorized Representative)

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                               TITLE                           DATE
          ---------                               -----                           ----

  /s/ George W. Haligowski         Chairman of the Board, President and      March 30, 2000
------------------------------     Chief Executive Officer
    George W. Haligowski           (Principal Executive Officer)


    /s/ Michael A. Sicuro          Managing Director and                     March 30, 2000
------------------------------     Chief Financial Officer
      Michael A. Sicuro            (Principal Financial and Accounting
                                   Officer)


     /s/ Norval L. Bruce           Director                                  March 30, 2000
------------------------------
       Norval L. Bruce


   /s/ Jeffrey L. Lipscomb         Director                                  March 30, 2000
------------------------------
     Jeffrey L. Lipscomb


    /s/ Sandor X. Mayuga           Director                                  March 30, 2000
------------------------------
      Sandor X. Mayuga


     /s/ Robert R. Reed            Director                                  March 30, 2000
------------------------------
       Robert R. Reed


     /s/ Hirotaka Oribe            Director                                  March 30, 2000
------------------------------
       Hirotaka Oribe