Form 10-Q
period 2000-03-31
ITLA CAPITAL CORP
filed 2000-05-05
CIK 1000234

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2000


                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from __________________ to __________________


                         Commission File Number 0-26960


                            ITLA CAPITAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                  Delaware                               95-4596322
       -------------------------------               -------------------
       (State or Other Jurisdiction of                  (IRS Employer
        Incorporation or Organization)               Identification No.)


888 Prospect St., Suite 110, La Jolla, California          92037
-------------------------------------------------        ----------
   (Address of Principal Executive Offices)              (Zip Code)


                                 (858) 551-0511
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of common stock of the registrant: 7,128,484 outstanding as of May 5, 2000.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                     MARCH 31,
                                                                                        2000        DECEMBER 31,
                                                                                    (UNAUDITED)        1999
                                                                                    -----------     -----------
                                                                                (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                     Assets
Cash and cash equivalents                                                           $    13,389    $    72,242
Investment securities available for sale, at approximate fair value                      42,954         59,247
Stock in Federal Home Loan Bank                                                           9,004          8,894
Real estate loans held for investment, net (net of allowance for credit losses of
     $20,094 and $19,895 in 2000 and 1999, respectively)                                936,819        951,480
Real estate loans held in trust for collateralized mortgage obligations, net
     (net of allowance for credit losses of $4,614 )                                    254,361           --
Interest receivable                                                                       9,235          7,383
Other real estate owned, net                                                                535          1,041
Premises and equipment, net                                                               3,407          3,253
Deferred income taxes                                                                     9,151          9,401
Other assets                                                                              2,767          2,882
                                                                                    -----------    -----------

                Total assets                                                        $ 1,281,622    $ 1,115,823
                                                                                    ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Deposit accounts                                                               $   909,247    $   913,613
     Collateralized mortgage obligations                                                205,455           --
     Federal Home Loan Bank advances                                                     27,250         67,250
     Accounts payable and other liabilities                                              13,271         11,265
                                                                                    -----------    -----------

            Total liabilities                                                         1,155,223        992,128
                                                                                    -----------    -----------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, 5,000,000 shares authorized, none issued                             --             --
     Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 8,204,916 and 8,202,916 issued and
         outstanding in 2000 and 1999, respectively                                      57,204         57,184
     Retained earnings                                                                   83,722         79,478
     Accumulated other comprehensive (loss) income                                         (198)           706
                                                                                    -----------    -----------

                                                                                        140,728        137,368
     Less treasury stock, at cost - 1,076,432 and 1,021,432 shares in
         2000 and 1999, respectively                                                    (14,329)       (13,673)
                                                                                    -----------    -----------

            Total shareholders' equity                                                  126,399        123,695
                                                                                    -----------    -----------

                Total liabilities and shareholders' equity                          $ 1,281,622    $ 1,115,823
                                                                                    ===========    ===========


   See accompanying notes to the unaudited consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                  FOR THE THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                            -------------------------------------
                                                                                 2000                    1999
                                                                            ----------------        -------------
                                                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Interest income:
Real estate loans held for investment, including fees                             $ 24,601           $ 22,798
Real estate loans held in trust for collateralized mortgage obligations                246               --
Cash and investment securities                                                       1,672              1,337
                                                                                  --------           --------
     Total interest income                                                          26,519             24,135
                                                                                  --------           --------
Interest expense:
Deposit accounts                                                                    13,001             10,952
Collateralized mortgage obligations                                                    151               --
Federal Home Loan Bank advances                                                        450                513
                                                                                  --------           --------
     Total interest expense                                                         13,602             11,465
                                                                                  --------           --------

        Net interest income before provision for estimated credit losses            12,917             12,670
Provision for estimated credit losses                                                  600              1,200
                                                                                  --------           --------
        Net interest income after provision for estimated credit losses             12,317             11,470
                                                                                  --------           --------
Noninterest income:
Gain on sale of investment securities available for sale                             1,412               --
Other                                                                                  162                278
                                                                                  --------           --------
     Total noninterest income                                                        1,574                278
                                                                                  --------           --------
Noninterest expense:
Compensation and benefits                                                            2,440              2,706
Occupancy and equipment                                                                699                725
FDIC assessment                                                                         48                 44
Other                                                                                2,078              1,627
                                                                                  --------           --------
     Total recurring general and administrative                                      5,265              5,102
Nonrecurring expenses                                                                1,400               --
                                                                                  --------           --------
     Total general and administrative                                                6,665              5,102
                                                                                  --------           --------

Real estate operations, net                                                            (54)                 2
Provision for estimated losses on other real estate owned                              144                 15
Loss (gain) on sale of other real estate owned, net                                     69                 (9)
                                                                                  --------           --------
     Total real estate operations, net                                                 159                  8
                                                                                  --------           --------
        Total noninterest expense                                                    6,824              5,110
                                                                                  --------           --------
Income before provision for income taxes                                             7,067              6,638
Provision for income taxes                                                           2,823              2,724
                                                                                  --------           --------
NET INCOME                                                                        $  4,244           $  3,914
                                                                                  ========           ========
BASIC EARNINGS PER SHARE                                                          $   0.59           $   0.55
                                                                                  ========           ========
DILUTED EARNINGS PER SHARE                                                        $   0.58           $   0.53
                                                                                  ========           ========


   See accompanying notes to the unaudited consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         FOR THE THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                       -------------------------
                                                                                         2000             1999
                                                                                       ---------       ---------
                                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                        $   4,244       $   3,914
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization of premises and equipment                              231             268
        Amortization of premium on purchased loans                                           267            --
        Accretion of deferred loan origination fees                                         (401)           (918)
        Provision for estimated credit losses                                                600           1,200
        Provision for estimated losses on other real estate owned                            144              15
        Gain on the sale of investment securities available for sale                      (1,412)           --
        Loss (gain) on the sale of other real estate owned                                    69              (9)
        Increase in interest receivable                                                      120              47
        Decrease in other assets                                                             895             158
        Increase in accounts payable and other liabilities                                 2,269           2,469
                                                                                       ---------       ---------
           Net cash provided by operating activities                                       7,026           7,144
                                                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investment securities available for sale                                (10,000)        (10,403)
    Proceeds from the maturity of investment securities available for sale                10,000            --
    Proceeds from the sale of investment securities available for sale                    16,176            --
    Increase in stock in Federal Home Loan Bank                                             (110)           (173)
    Cash paid to acquire ICCMAC Multifamily and Commercial Trust 1999-1                  (51,069)           --
    Purchases of real estate loans held for investment                                   (15,522)        (13,119)
    Decrease (increase) in real estate loans held for investment, net                     29,599         (16,643)
    Proceeds from sale of real estate loans held for sale                                   --             7,931
    Proceeds from the sale of other real estate owned                                        434            --
    Cash paid for capital expenditures                                                      (393)           (291)
    Other, net                                                                                 8              30
                                                                                       ---------       ---------
           Net cash used in investing activities                                         (20,877)        (32,668)
                                                                                       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from common stock issued through exercise of employee stock options             20            --
     Cash paid to acquire treasury stock                                                    (656)           --
     Net decrease in deposit accounts                                                     (4,366)        (21,849)
     Amounts borrowed from the Federal Home Loan Bank                                      6,000          14,500
     Repayment of amounts borrowed from the Federal Home Loan Bank                       (46,000)        (18,750)
                                                                                       ---------       ---------
            Net cash used in financing activities                                        (45,002)        (26,099)
                                                                                       ---------       ---------
                Net decrease in cash and cash equivalents                                (58,853)        (51,623)
                Cash and cash equivalents at beginning of the period                      72,242         125,602
                                                                                       ---------       ---------
                Cash and cash equivalents at end of period                             $  13,389       $  73,979
                                                                                       =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for interest                                          $  14,408       $  11,382
     Cash paid during the period for income taxes                                      $   4,400       $     700

NONCASH INVESTING TRANSACTIONS:
     Loans transferred to other real estate owned                                      $     141       $     650


   See accompanying notes to the unaudited consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The unaudited consolidated financial statements of ITLA Capital Corporation ("ITLA Capital") included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period indicated. The unaudited consolidated financial statements include the accounts of ITLA Capital and its wholly-owned subsidiaries, Imperial Capital Bank (the "Bank"), ITLA Commercial Securitization Corporation ("ITLA CSC"), ICCMAC Multifamily and Commercial Trust 1999-1 (the "Trust"), ITLA Commercial Investment Corporation, and ITLA Funding Corporation. All intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations for the remainder of the year.

     These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in ITLA Capital's annual report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - ACQUISITION OF ICCMAC MULTIFAMILY AND COMMERCIAL TRUST 1999-1

     On March 28, 2000, ITLA Capital completed the acquisition of the Trust. The acquisition of the Trust has been recorded using the purchase method of accounting. At the time of the acquisition, the Trust contained $254.4 million of loans, consisting of approximately 35 percent commercial and 65 percent multi-family real estate loans. The Trust's loans are held as collateral for $205.4 million of bonds in the form of collateralized mortgage obligations ("CMO's"). ITLA Capital's investment in the Trust is held through ITLA CSC, its qualified Real Estate Investment Trust subsidiary. ITLA Capital paid $51.1 million to acquire 100 percent of the equity and certain CMO's of the Trust. The accounts of the Trust as of March 31, 2000 and for the period from March 28 to March 31, 2000 have been included in the accompanying consolidated financial statements of ITLA Capital.

NOTE 3 - EARNINGS PER SHARE

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

NOTE 3 - EARNINGS PER SHARE (Continued)

     The following is a reconciliation of the calculation of Basic and Diluted EPS.


                                       FOR THE THREE MONTHS ENDED
                                                  MARCH 31,
                                    ----------------------------------
                                                  WEIGHTED-
                                                   AVERAGE      PER
                                        NET        SHARES      SHARE
                                      INCOME     OUTSTANDING   AMOUNT
                                    ----------   -----------   --------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Basic EPS                             $4,244       7,222      $   0.59
Effect of Dilutive Stock Options        --            76         (0.01)
                                      ------      ------      --------
Diluted EPS                           $4,244       7,298      $   0.58
                                      ======      ======      ========
1999
Basic EPS                             $3,914       7,166      $   0.55
Effect of Dilutive Stock Options        --           169         (0.02)
                                      ------      ------      --------
Diluted EPS                           $3,914       7,335      $   0.53
                                      ======      ======      ========



NOTE 4 - COMPREHENSIVE INCOME

     Comprehensive income, which encompasses net income and unrealized gains on investment securities available for sale, is presented below:


                                                              FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                  2000           1999
                                                               -----------    ---------
                                                                (DOLLARS IN THOUSANDS)

Net income                                                       $ 4,244       $ 3,914
Other comprehensive income-
     Unrealized holding losses arising during period,
     net of tax benefit of $47 in 2000 and $40 in 1999,
     respectively                                                    (70)          (58)

     Less reclassification adjustment for gains included in
     net income, net of tax benefit of $578 in 2000                 (834)         --
                                                                 -------       -------

         Comprehensive income                                    $ 3,340       $ 3,856
                                                                 =======       =======

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


NOTE 5 - IMPAIRED LOANS RECEIVABLE

     As of March 31, 2000 and December 31, 1999, the recorded investment in loans receivable that were considered impaired as defined by Statement of Financial Accounting Standards No. 114 was $18.8 million and $20.3 million, respectively. The average recorded investment in impaired loans was $19.4 million for the three month period ended March 31, 2000 and $8.7 million for the year ended December 31, 1999. Interest income recognized on impaired loans totaled $0.3 million and $0 during the three month periods ended March 31, 2000 and 1999.

     Subsequent to March 31, 2000, ITLA Capital sold one impaired loan, with an outstanding principal balance of $13.2 million and a net book value of $12.7 million at no gain or loss.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to identify the major factors that influenced the financial condition and results of operations of ITLA Capital as of and for the three month period ended March 31, 2000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

NET INCOME

     Net income totaled $4.2 million for the three months ended March 31, 2000 compared to $3.9 million for the corresponding period in 1999, an increase of
8.4 percent. The increase in net income was primarily due to an increase in net interest income and a decrease in the provision for estimated credit losses. Diluted EPS was $0.58 for the three months ended March 31, 2000 compared to $0.53 for the corresponding period in 1999, an increase of 9.4 percent.

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


                                                      FOR THE THREE MONTHS ENDED MARCH 31, 2000 VS. 1999
                                                      --------------------------------------------------
                                                        INCREASE (DECREASE) DUE TO:
                                                      -----------------------------
                                                         VOLUME              RATE             TOTAL
                                                        ---------          ---------        ---------
                                                                        (IN THOUSANDS)
Interest and fees earned from:
         Real estate loans held for investment           $ 2,144           $  (341)          $ 1,803
         Real estate loans held in trust for
             collateralized mortgage obligations             246              --                 246
         Cash and investment securities                      (20)              355               335
                                                         -------           -------           -------
           Total increase in interest income               2,370                14             2,384
                                                         -------           -------           -------
Interest paid for:
         Deposit accounts                                  1,074               975             2,049
         Collateralized mortgage obligations                 151              --                 151
         FHLB advances                                       (65)                2               (63)
                                                         -------           -------           -------
           Total increase in interest expense              1,160               977             2,137
                                                         -------           -------           -------
Increase (decrease) in net interest income               $ 1,210           $  (963)          $   247
                                                         =======           =======           =======


     Total interest income increased by $2.4 million in the first quarter of 2000 compared to the corresponding period in 1999 due primarily to increases in the average balances of real estate loans held for investment and real estate loans held in trust for collateralized mortgage obligations and an increase in the yield earned on cash and investment securities, partially offset by a decline in the yield earned on real estate loans held for investment and in the average balance of cash and investment securities.

     The average balance of real estate loans held for investment increased to $957.0 million in the first quarter of 2000 from $880.0 million in the corresponding period of the prior year, an increase of $77.0 million, or 8.7 percent. This increase in the average balance resulted primarily from purchases of single family residential mortgages, partially offset by a slight decline in loans secured by income producing real estate. Purchased single family residential loans had an average balance of $86.7 million in the quarter ended March 31, 2000, compared to none in the prior year. The average yield earned on real estate loans held for investment declined to 10.34 percent in the current period from 10.51 percent in the prior year. The decline in the yield on real estate loans held for investment was primarily due to the decline in fees received when loans pay off prior to maturity. Excluding loan prepayments and other nonrecurring loan interest and fee income, the yields would have been
10.36 percent in the current period compared to 10.26 percent in the prior year.

     The yield on cash and investment securities increased to 5.80 percent for the quarter ended March 31, 2000 compared to 4.62 percent in the corresponding period of the prior year. The increase in yield on cash and investment securities resulted partially from the dividend yield earned on ITLA Capital's investment in common stock of Imperial Credit Commercial Mortgage Investment Corporation ("ICMI"), and also due to the general increase in market interest rates on cash and cash equivalent investments in the first quarter of 2000 compared to the corresponding period in the prior year.

     Total interest expense increased by $2.1 million in the first quarter of 2000 compared to the corresponding period in 1999 due to an increase in the average balance of deposit accounts and collateralized mortgage obligations and an increase in the cost of funds, partially offset by a decline in the average balance of FHLB advances. The average balance of deposit accounts increased $71.7 million to $906.8 million for the three months ended March 31, 2000 compared to $835.1 million in the corresponding period of the prior year. The increase in deposits was used to fund the increase in the loan portfolio discussed above. The cost of funds increased to 5.76 percent for the 2000 first quarter from 5.32 percent during the corresponding period in 1999. This increase in funding costs was consistent with the general increase in market interest rates. FHLB advances averaged $33.3 million in the current period, compared to $38.4 million in the prior year, a decline of $5.1 million, or 13.3 percent.

PROVISION FOR ESTIMATED CREDIT LOSSES

     Management periodically assesses the adequacy of the allowance for credit losses by reference to many factors which may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements, general portfolio trends relative to asset and portfolio size, asset categories, credit and geographic concentrations, nonaccrual loan levels, historical loss experience and risks associated with changes in economic, social and business conditions. Accordingly, the calculation of the adequacy of the allowance for credit losses is not based solely on the level of nonperforming assets. Management believes that the allowance for credit losses as of March 31, 2000 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact ITLA Capital's financial condition and results of operations. In addition, the determination of the amount of the allowance for credit losses is subject to review by the Bank's regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

     The provision for estimated credit losses decreased to $0.6 million in the first quarter of 2000 from $1.2 million in the corresponding period in 1999. The decrease was primarily the result of a decrease in the real estate loan portfolio held for investment which was lower due to a significant decrease in loan production during the March 2000 quarter as compared to the same period in 1999. In addition, nonperforming assets declined both in total dollars and as a percentage of total assets (excluding the acquisition of the Trust) at March 31, 2000 compared to both December 31, 1999 and March 31, 1999.

     Nonperforming assets as a percentage of total assets decreased to 0.71 percent as of March 31, 2000, compared to 0.81 percent at December 31, 1999. The aggregate amount of nonperforming assets increased slightly to $9.1 million as of March 31, 2000 ($8.4 million from the Bank and $0.7 million from the Trust) from $9.0 million (all from the Bank) at December 31, 1999. See also "Financial Condition - Nonperforming Assets and Allowance for Credit Losses."

NONINTEREST INCOME

     Noninterest income totaled $1.6 million for the three months ended March 31, 2000 compared to $0.3 million for the corresponding period in 1999. The increase in noninterest income was due primarily to the gain realized on the sale of ITLA Capital's investment in ICMI stock. ITLA Capital purchased 1,426,000 ICMI shares for an average cost of $10.35 per share during the second quarter of 1999. During the current period, ITLA Capital sold its investment in ICMI, realizing a net gain of $1.4 million.

NONINTEREST EXPENSE

     Noninterest expense totaled $6.8 million for the three months ended March 31, 2000, consisting of $5.3 million of recurring and $1.4 million of nonrecurring general and administrative expenses and $0.1 million of real estate operations, net. In the prior year, noninterest expense totaled $5.1 million, consisting entirely of recurring general and administrative expenses. The increase in noninterest expense in the current period was due primarily to the nonrecurring general and administrative expense recorded in the quarter ended March 31, 2000. These nonrecurring expenses consist primarily of the write-off of fixed assets, leasehold improvements and costs related to sublease contracts on leased premises at market rates that are lower than the contractual lease rate. These expenses were the result of the consolidation of the Bank's headquarters with ITLA Capital's headquarters in La Jolla, California, effective during the March 2000 quarter.

     For the three months ended March 31, 2000, ITLA Capital's ratio of consolidated recurring general and administrative expense to average assets, on an annualized basis, decreased to 1.94 percent compared from 2.04 percent in the 1999 quarter. ITLA Capital's efficiency ratio (excluding real estate operations and nonrecurring general and administrative expenses) was 36.3 percent for the quarter ended March 31, 2000 compared to 39.4 percent during the corresponding period in the prior year.

FINANCIAL CONDITION

NONPERFORMING ASSETS AND ALLOWANCE FOR CREDIT LOSSES

     The following table sets forth ITLA Capital's nonperforming assets by category as of the dates indicated.

                                                         MARCH 31,  DECEMBER 31,
                                                           2000        1999
                                                         ---------   ----------
                                                         (DOLLARS IN THOUSANDS)
Non-performing real estate loans held for investment      $7,896       $7,977
Non-performing real estate loans held in trust for
     collateralized mortgage obligations                     729         --
Other real estate owned, net                                 535        1,041
                                                          ------       ------
      Total nonperforming assets                          $9,160       $9,018
                                                          ======       ======
Non-performing real estate loans to total
   gross real estate loans                                  0.71%        0.82%
Nonperforming assets to total assets                        0.71%        0.81%


     At March 31, 2000 and December 31, 1999, Other Real Estate Owned consisted of five and six properties, respectively.

     The following table provides certain information regarding ITLA Capital's allowance for credit losses on its portfolios of real estate loans held for investment and real estate loans held in trust for collateralized mortgage obligations.


                                                                              FOR THE
                                                                            THREE MONTHS      FOR THE
                                                                                ENDED        YEAR ENDED
                                                                              MARCH 31,     DECEMBER 31,
                                                                                2000            1999
                                                                            -----------     ------------
                                                                               (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS HELD FOR INVESTMENT:

Balance at beginning of period                                                $ 19,895        $ 16,811
Provision for estimated credit losses                                              600           4,950
Net charge-offs on real estate loans                                              (401)         (1,866)
                                                                              --------        --------
          Balance at end of period                                            $ 20,094        $ 19,895
                                                                              ========        ========

Allowance for credit losses as a percentage of real estate
     loans held for investmet, net                                                2.10%           2.05%

REAL ESTATE LOANS HELD IN TRUST FOR
     COLLATERALIZED MORTGAGE OBLIGATIONS:

Balance at beginning of period                                                $   --          $   --
Additions due to purchases                                                       4,614            --
                                                                              --------        --------
          Balance at end of period                                            $  4,614        $   --
                                                                              ========        ========

Allowance for credit losses as a percentage of real estate
     loans held in trust for collateralized mortgage
     obligations, net                                                             1.78%           --

LIQUIDITY AND DEPOSIT ACCOUNTS

     Liquidity refers to ITLA Capital's ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans receivable. ITLA Capital maintains a cash and investment securities portfolio designed to satisfy operating and regulatory liquidity requirements while preserving capital and maximizing yield. As of March 31, 2000, ITLA Capital held approximately $13.4 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $43.0 million of investment securities classified as available for sale. Short-term fixed income investments classified as cash equivalents consisted of government money market funds and short-term government agency securities, while investment securities available for sale consisted primarily of fixed income instruments which were rated "AAA" or equivalent by nationally recognized rating agencies.

     As of March 31, 2000 and December 31, 1999, the Bank's liquidity ratios were 5.4 percent and 11.8 percent, respectively, exceeding the regulatory requirement of 1.5 percent. In addition, The Bank's liquidity position is supported by a credit facility with the FHLB with an available borrowing capacity of $56.9 million based on collateral pledged, and by federal funds lines of credit with two major banks with an available borrowing capacity of $30.0 million.

     Total deposit accounts decreased to $909.2 million at March 31, 2000 from $913.6 million at December 31, 1999. ITLA Capital retained a significant amount of the funds which matured through rollover of maturing deposit accounts during the three months ended March 31, 2000. Although ITLA Capital competes for deposits primarily on the basis of rates, management believes that a significant portion of deposits will remain with ITLA Capital upon maturity on an ongoing basis based on its historical experience regarding retention of deposits.

CAPITAL RESOURCES

     As of March 31, 2000, the Bank's Leverage (Core), Tier I and Total Risk-Based capital ratios were 8.4 percent, 9.2 percent and 10.5 percent, respectively. These ratios were 9.0 percent, 10.1 percent and 11.4 percent, respectively, as of December 31, 1999. The decline in capital ratios from December 31, 1999 to March 31, 2000 was due to the payment of a $14.3 million cash dividend from the Bank to ITLA Capital. These funds were utilized by ITLA Capital to complete the acquisition of 100 percent of the equity and certain CMO's of the Trust. The minimum regulatory requirement for Leverage (Core), Tier I and Total Risk-Based capital are 4.0 percent, 4.0 percent and 8.0 percent, respectively. As of March 31, 2000, the Bank's capital position was designated as "well capitalized" for regulatory purposes.

     ITLA Capital's shareholders' equity increased $2.7 million from December 31, 1999 to March 31, 2000 primarily due to the accumulation of $4.2 million in net income, partially offset by the net change in unrealized gain (loss) on investment securities available for sale of $0.9 million and purchases of treasury stock of $0.7 million. There were no dividends declared or paid by ITLA Capital during the first three months of 2000.

MARKET RISK

     ITLA Capital's estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in ITLA Capital's annual report on Form 10-K for the year ended December 31, 1999.

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

          Not applicable

ITEM 5    OTHER INFORMATION

          None.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            ITLA CAPITAL CORPORATION



Date:  May 5, 2000                         /s/ George W. Haligowski
                                           ------------------------------------
                                           George W. Haligowski
                                           Chairman of the Board, President and
                                           Chief Executive Officer



Date:  May 5, 2000                         /s/ Michael A. Sicuro
                                           ------------------------------------
                                           Michael A. Sicuro
                                           Managing Director and Chief
                                           Financial Officer