Form 10-Q
period 2000-06-30
ITLA CAPITAL CORP
filed 2000-08-14
CIK 1000234

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2000


                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from __________________ to __________________


                         Commission File Number 0-26960

                            ITLA CAPITAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                 Delaware                                95-4596322
        (State or Other Jurisdiction of       (IRS Employer Identification No.)
        Incorporation or Organization)

   888 Prospect St., Suite 110, La Jolla, California         92037
     (Address of Principal Executive Offices)              (Zip Code)

                                 (858) 551-0511
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

        Number of shares of common stock of the registrant: 6,903,580 outstanding as of August 7, 2000.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                    JUNE 30,
                                                                                      2000                 DECEMBER 31,
                                                                                   (UNAUDITED)                1999
                                                                                   -----------             ------------
                                                                                   (IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                     ASSETS

Cash and cash equivalents                                                          $    43,814             $    72,242
Investment securities available for sale, at approximate fair value                     48,062                  59,247
Stock in Federal Home Loan Bank                                                          3,233                   8,894
Real estate loans, net (net of allowance for credit losses of
       $20,901 and $19,895 in 2000 and 1999, respectively)                             929,293                 951,480
Real estate loans held in trust for collateralized mortgage obligations
       (net of allowance for credit losses of $4,614 in 2000)                          244,489                      --
Interest receivable                                                                      9,462                   7,383
Other real estate owned, net                                                             1,160                   1,041
Premises and equipment, net                                                              2,788                   3,253
Deferred income taxes                                                                    9,105                   9,401
Other assets                                                                            10,924                   2,882
                                                                                   -----------             -----------
                        Total assets                                               $ 1,302,330             $ 1,115,823
                                                                                   ===========             ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
       Deposit accounts                                                            $   924,586             $   913,613
       Collateralized mortgage obligations                                             195,051                      --
       Federal Home Loan Bank advances                                                  39,250                  67,250
       Accounts payable and other liabilities                                           14,496                  11,265
                                                                                   -----------             -----------
                   Total liabilities                                                 1,173,383                 992,128
                                                                                   -----------             -----------

Commitments and contingencies

Shareholders' equity:
       Preferred stock, 5,000,000 shares authorized, none issued                            --                      --
       Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 8,205,916 and 8,202,916 issued and
             outstanding in 2000 and 1999, respectively                                 57,114                  57,184
       Retained earnings                                                                88,315                  79,478
       Accumulated other comprehensive (loss) income                                      (129)                    706
                                                                                   -----------             -----------
                                                                                       145,300                 137,368
       Less treasury stock, at cost - 1,215,836 and 1,021,432 shares in
             2000 and 1999, respectively                                               (16,353)                (13,673)
                                                                                   -----------             -----------
                   Total shareholders' equity                                          128,947                 123,695
                                                                                   -----------             -----------
                        Total liabilities and shareholders' equity                 $ 1,302,330             $ 1,115,823
                                                                                   ===========             ===========


   See accompanying notes to the unaudited consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                   FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                             JUNE 30,                         JUNE 30,
                                                                    -------------------------        -------------------------
                                                                      2000             1999            2000            1999
                                                                    --------         --------        --------         --------
                                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Interest income:
   Real estate loans, including fees                                $ 24,778         $ 23,364        $ 49,379         $ 46,162
   Real estate loans held in trust for collateralized
     mortgage obligations                                              5,672               --           5,918               --
   Cash and investment securities                                      1,093            1,495           2,765            2,832
                                                                    --------         --------        --------         --------

       Total interest income                                          31,543           24,859          58,062           48,994
                                                                    --------         --------        --------         --------

Interest expense:
   Deposit accounts                                                   13,389           10,998          26,390           21,950
   Collateralized mortgage obligations                                 3,830               --           3,981               --
   Federal Home Loan Bank advances                                       444              590             894            1,103
                                                                    --------         --------        --------         --------

       Total interest expense                                         17,663           11,588          31,265           23,053
                                                                    --------         --------        --------         --------

         Net interest income before provision for
           estimated credit losses                                    13,880           13,271          26,797           25,941

Provision for estimated credit losses                                  1,200            1,200           1,800            2,400
                                                                    --------         --------        --------         --------

         Net interest income after provision for
           estimated credit losses                                    12,680           12,071          24,997           23,541
                                                                    --------         --------        --------         --------

Noninterest income:
   Gain on sale of investment securities available for sale               --               --           1,412               --
   Fee income from mortgage banking activities                            33               46              33               78
   Other                                                                 111              264             273              510
                                                                    --------         --------        --------         --------

       Total noninterest income                                          144              310           1,718              588
                                                                    --------         --------        --------         --------

Noninterest expense:
   Compensation and benefits                                           2,439            2,663           4,879            5,369
   Occupancy and equipment                                               696              703           1,395            1,428
   FDIC assessment                                                        47               29              95               73
   Other                                                               1,919            2,030           3,997            3,657
                                                                    --------         --------        --------         --------

       Total recurring general and administrative                      5,101            5,425          10,366           10,527
   Nonrecurring expense                                                   --               --           1,400               --
                                                                    --------         --------        --------         --------
       Total general and administrative                                5,101            5,425          11,766           10,527
                                                                    --------         --------        --------         --------

   Real estate operations, net                                             6                7             (48)               9
   Provision for estimated losses on other real estate owned              --              140             144              155
   (Gain) loss on sale of other real estate owned, net                   (60)              --               9               (9)
                                                                    --------         --------        --------         --------

       Total real estate operations, net                                 (54)             147             105              155
                                                                    --------         --------        --------         --------

         Total noninterest expense                                     5,047            5,572          11,871           10,682
                                                                    --------         --------        --------         --------

Income before provision for income taxes                               7,777            6,809          14,844           13,447

Provision for income taxes                                             3,184            2,788           6,007            5,512
                                                                    --------         --------        --------         --------

       NET INCOME                                                   $  4,593         $  4,021        $  8,837         $  7,935
                                                                    ========         ========        ========         ========

       BASIC EARNINGS PER SHARE                                     $   0.64         $   0.56        $   1.23         $   1.11
                                                                    ========         ========        ========         ========

       DILUTED EARNINGS PER SHARE                                   $   0.63         $   0.54        $   1.21         $   1.08
                                                                    ========         ========        ========         ========



   See accompanying notes to the unaudited consolidated financial statements

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                         FOR THE SIX MONTHS
                                                                                                           ENDED JUNE 30,
                                                                                                     ---------------------------
                                                                                                        2000             1999
                                                                                                     ---------         ---------
                                                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                                    $   8,837         $   7,935
       Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization of premises and equipment                                        415               564
            Amortization of premium on purchased loans                                                     949                --
            Accretion of net deferred loan origination fees                                               (780)           (1,730)
            Amortization of original issue discount and deferred debt issuance costs on CMO's              392                --
            Provision for estimated credit losses                                                        1,800             2,400
            Provision for estimated losses on other real estate owned                                      144               155
            Gain on the sale of investment securities available for sale                                (1,412)               --
            Loss (gain) on the sale of other real estate owned                                               9                (9)
            Increase in interest receivable                                                               (107)             (188)
            Increase in other assets                                                                    (7,522)           (2,342)
            Increase (decrease) in accounts payable and other liabilities                                4,049            (2,157)
                                                                                                     ---------         ---------

                  Net cash provided by operating activities                                              6,774             4,628
                                                                                                     ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investment securities available for sale                                            (15,000)          (45,157)
      Proceeds from the maturity of investment securities available for sale                            10,000               194
      Proceeds from the sale of investment securities available for sale                                16,176                --
      Decrease in stock in Federal Home Loan Bank                                                        5,661             6,951
      Cash paid to acquire ICCMAC Multifamily and Commercial Trust 1999-1                              (51,069)               --
      Purchases of real estate loans                                                                   (53,539)          (39,026)
      Decrease (increase) in real estate loans, net                                                     60,075           (29,722)
      Decrease in loans held in trust for Collateralized Mortgage Obligations                            9,559                --
      Proceeds from sale of real estate loans held for sale                                             12,720               283
      Proceeds from the sale of other real estate owned                                                  1,018                --
      Other, net                                                                                          (498)             (176)
                                                                                                     ---------         ---------

                  Net cash used in investing activities                                                 (4,897)         (106,653)
                                                                                                     ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from common stock issued through exercise of employee stock options                         30               120
       Cash paid to acquire treasury stock                                                              (2,780)              (29)
       Net increase in deposit accounts                                                                 10,973            33,718
       Principal repayments on Collateralized Mortgage Obligations                                     (10,528)               --
       Amounts borrowed from the Federal Home Loan Bank                                                 63,000            20,500
       Repayment of amounts borrowed from the Federal Home Loan Bank                                   (91,000)          (23,750)
                                                                                                     ---------         ---------

                   Net cash used in financing activities                                               (30,305)           30,559
                                                                                                     ---------         ---------
                         Net decrease in cash and cash equivalents                                     (28,428)          (71,466)
                         Cash and cash equivalents at beginning of the period                           72,242           125,602
                                                                                                     ---------         ---------

                         Cash and cash equivalents at end of period                                  $  43,814         $  54,136
                                                                                                     =========         =========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid during the period for interest                                                      $  31,746         $  21,728
       Cash paid during the period for income taxes                                                  $   7,850         $   7,650

NONCASH INVESTING TRANSACTIONS:
       Loans transferred to other real estate owned                                                  $   1,290         $   4,732


See accompanying notes to the unaudited consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

        The unaudited consolidated financial statements of ITLA Capital Corporation ("ITLA Capital") included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period indicated. The unaudited consolidated financial statements include the accounts of ITLA Capital and its wholly-owned subsidiaries, Imperial Capital Bank (the "Bank"), ITLA Commercial Securitization Corporation ("ITLA CSC"), ICCMAC Multifamily and Commercial Trust 1999-1 (the "Trust"), ITLA Commercial Investment Corporation, and ITLA Funding Corporation. All intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations for the remainder of the year.

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

        The following is a reconciliation of the calculation of Basic and Diluted EPS.


                                   FOR THE THREE MONTHS ENDED JUNE 30,                  FOR THE SIX MONTHS ENDED JUNE 30,
                               -------------------------------------------         -------------------------------------------
                                                WEIGHTED-                                          WEIGHTED-
                                                 AVERAGE            PER                             AVERAGE             PER
                                 NET             SHARES            SHARE             NET             SHARES            SHARE
                                INCOME         OUTSTANDING         AMOUNT           INCOME         OUTSTANDING         AMOUNT
                               ---------       -----------       ---------         ---------       -----------       ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Basic EPS                      $   4,593            7,190        $    0.64         $   8,837            7,206        $    1.23
Effect of Dilutive
  Stock Options                       --              114            (0.01)               --              112            (0.02)
                               ---------        ---------        ---------         ---------        ---------        ---------
Diluted EPS                    $   4,593            7,304        $    0.63         $   8,837            7,318        $    1.21
                               =========        =========        =========         =========        =========        =========

1999
Basic EPS                      $   4,021            7,167        $    0.56         $   7,935            7,167        $    1.11
Effect of Dilutive
  Stock Options                       --              213            (0.02)               --              212            (0.03)
                               ---------        ---------        ---------         ---------        ---------        ---------
Diluted EPS                    $   4,021            7,380        $    0.54         $   7,935            7,379        $    1.08
                               =========        =========        =========         =========        =========        =========

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)



NOTE 3 - COMPREHENSIVE INCOME

        Comprehensive income, which encompasses net income and the net change in unrealized gains (losses) on investment securities available for sale, is presented below:


                                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                             JUNE 30,                     JUNE 30,
                                                                     ----------------------        -----------------------
                                                                       2000          1999           2000             1999
                                                                     -------        -------        -------         -------
                                                                                   (DOLLARS IN THOUSANDS)
Net income                                                           $ 4,593        $ 4,021        $ 8,837         $ 7,935

Other comprehensive income-
       Unrealized gain (loss) on investment securities
       available for sale, net of tax expense of
       $28,000 and $277,000 for the three months ended
       June 30, 2000 and 1999, and net of tax (benefit)
       expense of ($1,000) and $237,000 for the six
       months ended June 30, 2000, respectively                           70            399             (1)            341

       Less reclassification adjustment for gains included in
       net income, net of tax benefit of $578 in 2000                     --             --           (834)             --
                                                                     -------        -------        -------         -------

           Comprehensive income                                      $ 4,663        $ 4,420        $ 8,002         $ 8,276
                                                                     =======        =======        =======         =======


NOTE 4 - IMPAIRED LOANS RECEIVABLE

        As of June 30, 2000 and December 31, 1999, the recorded investment in loans receivable that were considered impaired as defined by Statement of Financial Accounting Standards No. 114 was $10.5 million and $20.3 million, respectively. The average recorded investment in impaired loans was $13.3 million and $16.0 million, respectively, for the three and six month periods ended June 30, 2000 and $8.7 million for the year ended December 31, 1999. Interest income recognized on impaired loans totaled $0.3 million for the six month period ended June 30, 2000. There was no interest income recognized on impaired loans during the three months ended June 30, 2000 or the corresponding periods in the prior year.

        During the quarter ended June 30, 2000, ITLA Capital sold one impaired loan, with an outstanding principal balance of $13.2 million and a net book value of $12.7 million at no gain or loss.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following discussion and analysis is intended to identify the major factors that influenced the financial condition and results of operations of ITLA Capital as of and for the three and six month periods ended June 30, 2000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

NET INCOME

        Net income totaled $4.6 million for the three months ended June 30, 2000 compared to $4.0 million for the corresponding period in 1999, an increase of
14.2 percent. The increase in net income was primarily due to an increase in net interest income and a decrease in noninterest expense. Diluted EPS was $0.63 for the three months ended June 30, 2000 compared to $0.54 for the corresponding period in 1999, an increase of 16.7 percent.

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

                                                                    FOR THE THREE MONTHS ENDED
                                                                      JUNE 30, 2000 VS. 1999
                                                            -----------------------------------------
                                                            INCREASE (DECREASE) DUE TO:
                                                            ---------------------------       -------
                                                               VOLUME           RATE             TOTAL
                                                            -----------      ----------       -------
                                                                           (IN THOUSANDS)
Interest and fees earned from:
               Real estate loans                              $   896         $   518         $ 1,414
               Real estate loans held in trust for
                   collateralized mortgage obligations          5,672              --           5,672
               Cash and investment securities                    (547)            145            (402)
                                                              -------         -------         -------

                 Total increase in interest income              6,021             663           6,684
                                                              -------         -------         -------

Interest paid for:
               Deposit accounts                                   792           1,599           2,391
               Collateralized mortgage obligations              3,830              --           3,830
               FHLB advances                                     (165)             19            (146)
                                                              -------         -------         -------

                 Total increase in interest expense             4,457           1,618           6,075
                                                              -------         -------         -------
Increase (decrease) in net interest income                    $ 1,564         $  (955)        $   609
                                                              =======         =======         =======

        Total interest income increased by $6.7 million in the second quarter of 2000 compared to the corresponding period in 1999 due primarily to the addition of real estate loans as a result of the Trust acquisition in the first quarter of 2000, and to a lesser extent, due to increases in the yields earned on real estate loans and cash and investment securities. These increases were partially offset by a decline in the average balance of cash and investment securities.

        The average balance of loans held in the Trust was $255.3 million during the three months ended June 30, 2000. The average balance of real estate loans increased to $947.2 million in the second quarter of 2000 from $911.2 million in the corresponding period of the prior year, an increase of $36.0 million, or 3.9 percent. This increase was due to purchases of single family residential mortgages, partially offset by a decrease in loans secured by income producing properties. Purchased single family residential loans had an average balance of $107.8 million during the quarter ended June 30, 2000, compared to $13.4 million in the same period in the prior year, while loans secured by income producing real estate properties had an average balance of $839.4 million during the current year compared to $897.9 million in the same period in the prior year. The average yield earned on real estate loans increased to 10.52 percent in the current quarterly period from 10.28 percent in the same period in the prior year, due to repricing of variable rate loans at higher interest rates due to the general market increases in the LIBOR and Prime rates that the loans are indexed to. The increase in loan yields due to repricing was partially offset by the increased balance of single family residential mortgages, which generally have lower effective yields than the Company's commercial real estate loans.

        The yield on cash and investment securities increased to 6.59 percent for the quarter ended June 30, 2000 compared to 6.00 percent in the corresponding period of the prior year. The increase in yield on cash and investment securities was due to the general increase in market interest rates. The average balance of cash and investment securities decreased to $66.7 million in the 2000 second quarter from $99.9 million in the corresponding period in the prior year, as the Company reduced its excess liquidity due to lower loan production.

        Total interest expense increased by $6.1 million in the first quarter of 2000 compared to the corresponding period in 1999 due primarily to the collateralized mortgage obligations

("CMO"s) issued by the Trust and an increase in the average balance of deposit accounts, and to a lesser extent, an increase in the cost of funds, partially offset by a decline in the average balance of FHLB advances.

        The CMOs had an average balance of $201.8 million during the second quarter of 2000. The average balance of deposit accounts increased $53.6 million to $897.1 million for the three months ended June 30, 2000 compared to $843.5 million in the corresponding period of the prior year. The increase in deposits was used to fund the growth in the loan portfolio and the acquisition of certain CMO's of the Trust. The cost of funds increased to 6.28 percent for the 2000 second quarter from 5.24 percent during the corresponding period in 1999. This increase in funding costs was due primarily to the general increase in market interest rates, and to a lesser extent, due to the addition of the CMOs, which have a weighted average interest rate higher than the weighted average interest rate on the Bank's deposits. FHLB advances averaged $31.9 million in the current period, compared to $43.7 million in the prior year, a decline of $11.8 million, or 27.0 percent. FHLB advances are used primarily for short-term borrowings, and the decline in FHLB advances was consistent with the decline in liquidity.

PROVISION FOR ESTIMATED CREDIT LOSSES

        Management periodically assesses the adequacy of the allowance for credit losses by reference to many factors which may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements, general portfolio trends relative to asset and portfolio size, asset categories, credit and geographic concentrations, nonaccrual loan levels, historical loss experience and risks associated with changes in economic, social and business conditions. Accordingly, the calculation of the adequacy of the allowance for credit losses is not based solely on the level of nonperforming assets. Management believes that the allowance for credit losses as of June 30, 2000 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact ITLA Capital's financial condition and results of operations. In addition, the determination of the amount of the allowance for credit losses is subject to review by the Bank's regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

        The provision for estimated credit losses totaled $1.2 million in the second quarter of 2000, the same as in the prior year. The provision for estimated credit losses was recorded to provide for reserves due to increases in purchased residential loans and commercial real estate loan originations. The allowance for estimated credit losses was 2.20 percent of total real estate loans at June 30, 2000 as compared to 2.05 percent at December 31, 1999.

        Nonperforming assets as a percentage of total assets increased slightly to 0.84 percent as of June 30, 2000, compared to 0.81 percent at December 31, 1999. The aggregate amount of nonperforming assets totaled $10.9 million as of June 30, 2000 ($9.3 million of loans held by the Bank and $1.6 million of loans held by the Trust) as compared to $9.0 million at December 31, 1999. See also "Financial Condition - Nonperforming Assets and Allowance for Credit Losses."

NONINTEREST INCOME

        Noninterest income totaled $0.1 million for the three months ended June 30, 2000 compared to $0.3 million for the corresponding period in the prior year. The decline in noninterest income was due primarily to a decline in loan processing fees.

NONINTEREST EXPENSE

        Noninterest expense totaled $5.0 million for the three months ended June 30, 2000, compared to $5.6 million for the corresponding period in the prior year. The decline in noninterest expense was due primarily to decreases in compensation and benefits, which totaled $2.4 million in the quarter ending June 30, 2000 compared to $2.7 million in the corresponding period of the prior year and in real estate operations, net, which resulted in $54,000 of income in the current quarter, compared to $147,000 of expense in the second quarter of the prior year. Compensation and benefits expense decreased due to a reduction in staffing, as average full time equivalent associates decreased to 112 during the quarter ended June 30, 2000 compared to 132 during the corresponding period in the prior year. The decrease in headcount was due to the reduction of approximately 15 percent of the workforce during the third quarter of 1999 as a result of a decrease in loan production and general cost savings initiatives. Real estate operations, net decreased primarily due to the gain realized on sale of a foreclosed property during the second quarter of this year.

        For the three months ended June 30, 2000, ITLA Capital's ratio of consolidated general and administrative expense to average assets, on an annualized basis, decreased to 1.60 percent compared from 2.15 percent in the 1999 second quarter. ITLA Capital's efficiency ratio (excluding real estate operations) was 36.4 percent for the quarter ended June 30, 2000 compared to
40.0 percent during the corresponding period in the prior year.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

NET INCOME

        Net income totaled $8.8 million for the six months ended June 30, 2000 compared to $7.9 million for the corresponding period in 1999, an increase of
11.4 percent. The increase in net income was due primarily to an increase in net interest income and a decrease in the provision for estimated credit losses, partially offset by a decrease in the provision for income taxes. Diluted EPS was $1.21 for the six months ended June 30, 2000 compared to $1.08 for the corresponding period in 1999, an increase of 12.0 percent.

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


                                                                    FOR THE SIX MONTHS ENDED
                                                                      JUNE 30, 2000 VS. 1999
                                                            -----------------------------------------
                                                            INCREASE (DECREASE) DUE TO:
                                                            ---------------------------       -------
                                                               VOLUME           RATE             TOTAL
                                                            -----------      ----------       -------
                                                                           (IN THOUSANDS)
Interest and fees earned from:
               Real estate loans                              $ 2,892         $   325         $ 3,217
               Real estate loans held in trust for
                   collateralized mortgage obligations          5,918              --           5,918
               Cash and investment securities                    (425)            358             (67)
                                                              -------         -------         -------

                 Total increase in interest income              8,385             683           9,068
                                                              -------         -------         -------

Interest paid for:
               Deposit accounts                                 2,008           2,432           4,440
               Collateralized mortgage obligations              3,981              --           3,981
               FHLB advances                                     (205)             (4)           (209)
                                                              -------         -------         -------

                 Total increase in interest expense             5,784           2,428           8,212
                                                              -------         -------         -------
Increase (decrease) in net interest income                    $ 2,601         $(1,745)        $   856
                                                              =======         =======         =======

        Total interest income increased by $9.1 million in the first half of 2000 compared to the corresponding period in 1999. This increase was due primarily to the addition of real estate loans as a result of the Trust acquisition in the first quarter of 2000, the increase in the average balance of real estate loans, and to a lesser extent, to the increases in the average yields on cash and investment securities and real estate loans. These increases were partially offset by a decrease in the average balance of cash and investment securities.

        The average balance of real estate loans held in the Trust was $133.4 million for the six month period ending June 30, 2000. The average balance of real estate loans increased to $949.0 million in the current year-to-date period compared to $895.7 million in the corresponding period in the prior year, due primarily to purchases of single family residential mortgages. The weighted-average yield of real estate loans increased to 10.46 percent in the current year-to-date period, compared to 10.39 percent in the prior year. The increase in yield of real estate loans was due to the repricing of variable rate loans at higher interest rates due to the general market increase in the LIBOR and Prime rates that the loans are indexed to, partially offset by the increased balance of single family residential mortgages, which generally have lower effective yields. The weighted-average yield on cash and investment securities increased to 5.92 percent in the current year-to-date period, compared to 5.26 percent in the corresponding period in the prior year, reflecting the general increase in market interest rates

        Total interest expense increased by $8.2 million in the first half of 2000 compared to the corresponding period in 1999 due primarily to the interest expense from the CMOs, and to a lesser extent, to increases in the average balance of deposit accounts and in the average rates paid on deposits.

        The average balance of CMOs was $108.6 million for the six months ended June 30, 2000. The average balance of deposit accounts was $901.9 million in the six month period ended June 30, 2000, compared to $839.3 million in the prior year-to-date period. The increase in deposits was used to fund the increase in real estate loans and to finance the acquisition of the Trust. The average rate paid on deposit accounts increased to 5.88 percent in the current year-to-date period compared to 5.28 percent in the corresponding period in the prior year. The increase in the average interest rate on deposit accounts was consistent with the general increase in market interest rates.

PROVISIONS FOR ESTIMATED CREDIT LOSSES

        The provision for estimated credit losses decreased to $1.8 million in the first six months of 2000 from $2.4 million in the corresponding period in 1999. The provision for estimated credit losses was recorded to provide for reserves primarily due to the increase in the purchased residential loan portfolio.

NONINTEREST INCOME

        Noninterest income totaled $1.7 million for the six months ended June 30, 2000 compared to $0.6 million for the corresponding period in 1999. The increase in noninterest income was due primarily to the $1.4 million gain realized on the sale of investment securities available for sale.

NONINTEREST EXPENSE

        Noninterest expense totaled $11.9 million and $10.7 million for the six-months ended June 30, 2000 and 1999, respectively. The increase in noninterest expense in the current six month period was due primarily to $1.4 million of nonrecurring general and administrative expenses recorded in the first quarter of 2000 related to the consolidation of the Bank and ITLA Capital's headquarters in La Jolla, California. For the six months ended June 30, 2000, ITLA Capital's ratio of consolidated recurring general and administrative expense to average assets, on an annualized basis, was 1.76 percent compared to 2.10 percent in the corresponding period in the prior year. ITLA Capital's efficiency ratio excluding nonrecurring expenses and real estate operations was 38.2 percent for the six months ended June 30, 2000 compared to
39.7 percent during the corresponding period in the prior year.

FINANCIAL CONDITION

NONPERFORMING ASSETS AND ALLOWANCE FOR CREDIT LOSSES

        The following table sets forth ITLA Capital's nonperforming assets by category and troubled debt restructurings as of the dates indicated.


                                                          JUNE 30,      DECEMBER 31,
                                                           2000             1999
                                                          --------      ------------
                                                            (DOLLARS IN THOUSANDS)
Non-performing real estate loans                          $ 8,147         $ 7,977
Non-performing real estate loans held in trust for
     collateralized mortgage obligations                    1,620              --
Other real estate owned, net                                1,160           1,041
                                                          -------         -------

      Total nonperforming assets                           10,927           9,018

      Troubled debt restructurings                            918          13,996
                                                          -------         -------

                                                          $11,845         $23,014
                                                          =======         =======

Non-performing real estate loans to total
   gross real estate loans                                   0.80%           0.82%

Nonperforming assets to total assets                         0.84%           0.81%


        At June 30, 2000 and December 31, 1999, other real estate owned consisted of five and six properties, respectively.

        The following table provides certain information regarding ITLA Capital's allowance for credit losses on its portfolios of real estate loans and real estate loans held in the Trust.


                                                                         FOR THE
                                                                        SIX MONTHS                 FOR THE
                                                                           ENDED                 YEAR ENDED
                                                                          JUNE 30,              DECEMBER 31,
                                                                           2000                     1999
                                                                        ----------              ------------
                                                                              (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
Balance at beginning of period                                           $ 19,895                 $ 16,811
Provision for estimated credit losses                                       1,800                    4,950
Net charge-offs on real estate loans                                         (794)                  (1,866)
                                                                         --------                 --------

          Balance at end of period                                       $ 20,901                 $ 19,895
                                                                         ========                 ========

Allowance for credit losses as a percentage of real estate
     loans, net                                                              2.20%                    2.05%



REAL ESTATE LOANS HELD IN TRUST FOR COLLATERALIZED
     MORTGAGE OBLIGATIONS:
Balance at beginning of period                                           $     --                 $     --
Additions due to purchase                                                   4,614                       --
                                                                         --------                 --------

          Balance at end of period                                       $  4,614                 $     --
                                                                         ========                 ========

Allowance for credit losses as a percentage of real estate
     loans held in trust for the collateralized mortgage
     obligations, net                                                        1.85%                      --


LIQUIDITY AND DEPOSIT ACCOUNTS

        Liquidity refers to ITLA Capital's ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans receivable. ITLA Capital maintains a cash and investment securities portfolio designed to satisfy operating and regulatory liquidity requirements while preserving capital and maximizing yield. As of June 30, 2000, ITLA Capital held approximately $43.8 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $48.1 million of investment securities classified as available for sale. Short-term fixed income investments classified as cash equivalents consisted of interest-bearing deposits at financial institutions, government money market funds and short-term government agency securities, while investment securities available for sale consisted primarily of fixed income instruments which were rated "AAA" or equivalent by nationally recognized rating agencies.

        As of June 30, 2000 and December 31, 1999, the Bank's liquidity ratios were 9.5 percent and 11.8 percent, respectively, exceeding the regulatory requirement of 1.5 percent. In addition, the Bank's liquidity position is supported by a credit facility with the FHLB with an available borrowing capacity of $136.8 million based on collateral pledged, and by federal funds lines of credit with two major banks with an available borrowing capacity of $30.0 million.

        Total deposit accounts increased to $924.6 million at June 30, 2000 from $913.6 million at December 31, 1999. ITLA Capital retained a significant amount of the funds which matured through rollover of maturing deposit accounts during the three and six month periods ended June 30, 2000. Although ITLA Capital competes for deposits primarily on the basis of rates, management believes that a significant portion of deposits will remain with ITLA Capital upon maturity on an ongoing basis based on its historical experience regarding retention of deposits.

CAPITAL RESOURCES

        As of June 30, 2000, the Bank's Leverage (Core), Tier I and Total Risk-Based capital ratios were 8.6 percent, 9.8 percent and 11.0 percent, respectively. These ratios were 9.0 percent, 10.1 percent and 11.4 percent, respectively, as of December 31, 1999. The decline in capital ratios from December 31, 1999 to June 30, 2000 was due to the payment of a $14.3 million cash dividend from the Bank to its parent, ITLA Capital. These funds were utilized by ITLA Capital to complete the acquisition of 100 percent of the equity and certain CMO's of the Trust. The minimum regulatory requirement for Leverage (Core), Tier I and Total Risk-Based capital are 4.0 percent, 4.0 percent and 8.0 percent, respectively. As of June 30, 2000, the Bank's capital position was designated as "well capitalized" for regulatory purposes.

        ITLA Capital's shareholders' equity increased $5.3 million from December 31, 1999 to June 30, 2000 primarily due to the accumulation of $8.8 million in net income, partially offset by purchases of treasury stock of $2.7 million and the net change in unrealized gain (loss) on investment securities available for sale of $0.9 million. There were no dividends declared or paid by ITLA Capital during the first six months of 2000.

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

ITEM 4              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    Not applicable.

ITEM 5              OTHER INFORMATION

                    None.

ITEM 6              EXHIBITS AND REPORTS ON FORM 8-K

                    (a) Exhibit (3)(ii) - Amended and Restated Bylaws. Exhibit (10.1) - Employment Agreement of George Haligowski
                            Exhibit (10.2) - Salary Continuation Plan

                    (b) A report was filed on May 5, 2000 announcing the appointment of new executives to the positions of Chief Financial Officer and Treasurer.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            ITLA CAPITAL CORPORATION



Date:  August 14, 2000                         /s/ George W. Haligowski
                                          -------------------------------------
                                          George W. Haligowski
                                          Chairman of the Board, President and
                                          Chief Executive Officer



Date:  August 14, 2000                        /s/ Timothy M. Doyle
                                          -------------------------------------
                                          Timothy M. Doyle
                                          Managing Director and Chief
                                          Financial Officer