Form 10-Q
period 2000-09-30
ITLA CAPITAL CORP
filed 2000-11-14
CIK 1000234

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2000


                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Transition Period from __________________ to __________________


                         Commission File Number 0-26960

                            ITLA CAPITAL CORPORATION
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)


               Delaware                                              95-4596322
--------------------------------------------                         ----------
(State or Other Jurisdiction of Incorporation             (IRS Employer Identification No.)
           or Organization)

888 Prospect St., Suite 110, La Jolla, California                      92037
----------------------------------------------------                   -----
     (Address of Principal Executive Offices)                        (Zip Code)

                                 (858) 551-0511
                  ----------------------------- --------------
              (Registrant's Telephone Number, Including Area Code)

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

     Number of shares of common stock of the registrant: 6,787,080 outstanding as of November 7, 2000.

                            ITLA CAPITAL CORPORATION
                                    FORM 10-Q
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                                 PAGE
                                                                                             ----
        Consolidated Balance Sheets - September 30, 2000 and December 31, 1999............    3

        Consolidated Statements of Income - Three and Nine Months
            Ended September 30, 2000 and 1999.............................................    4

        Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 2000 and 1999.................................    5

        Notes to Unaudited Consolidated Financial Statements..............................    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS.....................................................................    8


ITEM 3. MARKET RISK........................................................................   18


PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings..................................................................   19

ITEM 2. Changes in Securities..............................................................   19

ITEM 3. Defaults Upon Senior Securities....................................................   19

ITEM 4. Submission of Matters to a Vote of Security Holders................................   19

ITEM 5. Other Information..................................................................   19

ITEM 6. Exhibits and Reports on Form 8-K...................................................   19

        Signatures.........................................................................   20

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,
                                                                                  2000        DECEMBER 31,
                                                                               (UNAUDITED)        1999
                                                                              -------------   ------------
                                                                                     (IN THOUSANDS
                                                                                 EXCEPT SHARE AMOUNTS)
                           ASSETS
Cash and cash equivalents                                                      $   28,018      $   72,242
Investment securities available for sale, at approximate fair value                48,141          59,247
Stock in Federal Home Loan Bank                                                     3,322           8,894
Real estate loans, net (net of allowance for credit losses of
   $22,213 and $19,895 in 2000 and 1999, respectively)                            977,889         951,480
Real estate loans held in trust for collateralized mortgage obligations
   (net of allowance for credit losses of $4,614 in 2000)                         226,865              --
Interest receivable                                                                 9,852           7,383
Other real estate owned, net                                                        2,397           1,041
Premises and equipment, net                                                         2,767           3,253
Deferred income taxes                                                               9,134           9,401
Other assets                                                                        8,128           2,882
                                                                               ----------      ----------
            Total assets                                                       $1,316,513      $1,115,823
                                                                               ==========      ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposit accounts                                                            $  924,363      $  913,613
   Collateralized mortgage obligations                                            177,160              --
   Federal Home Loan Bank advances                                                 57,150          67,250
   Accounts payable and other liabilities                                          13,279          11,265
                                                                                ---------         -------
         Total liabilities                                                      1,171,952         992,128
                                                                                ---------         -------

Commitments and contingencies
Guaranteed preferred beneficial interests in Company's junior
   subordinated deferrable interest debentures                                     13,580              --

Shareholders' equity:
   Preferred stock, 5,000,000 shares authorized, none issued                           --              --
   Contributed capital -- common stock, $.01 par value; 20,000,000 shares authorized, 8,205,916 and 8,202,916 issued and
      outstanding in 2000 and 1999, respectively                                   57,114          57,184
   Retained earnings                                                               92,938          79,478
   Accumulated other comprehensive (loss) income                                      (22)            706
                                                                                ---------         -------
                                                                                  150,030         137,368
   Less treasury stock, at cost -- 1,401,336 and 1,021,432 shares in
      2000 and 1999, respectively                                                 (19,049)        (13,673)
                                                                                ---------         -------
         Total shareholders' equity                                               130,981         123,695
                                                                                ---------         -------
            Total liabilities and shareholders' equity                         $1,316,513      $1,115,823
                                                                               ==========      ==========


   See accompanying notes to the unaudited consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            FOR THE THREE        FOR THE NINE
                                                            MONTHS ENDED         MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                        ------------------    ------------------
                                                           2000      1999       2000      1999
                                                        --------  --------   --------   --------
                                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Interest income:
   Real estate loans, including fees                    $ 25,964  $ 24,286   $ 75,343   $ 70,448
   Real estate loans held in trust for collateralized
       mortgage obligations                                5,424        --     11,342         --
   Cash and investment securities                          1,152     1,558      3,917      4,390
                                                        --------  --------   --------   --------
     Total interest income                                32,540    25,844     90,602     74,838
                                                        --------  --------   --------   --------
Interest expense:
   Deposit accounts                                       14,353    12,047     40,742     33,997
   Collateralized mortgage obligations                     3,696        --      7,678         --
   Federal Home Loan Bank advances                           411       479      1,305      1,582
                                                        --------  --------   --------   --------
     Total interest expense                               18,460    12,526     49,725     35,579
                                                        --------  --------   --------   --------
         Net interest income before provision
           for estimated credit losses                    14,080    13,318     40,877     39,259

Provision for estimated credit losses                      1,525     1,400      3,325      3,800
                                                        --------  --------   --------   --------
         Net interest income after provision
           for estimated credit losses                    12,555    11,918     37,552     35,459
                                                        --------  --------   --------   --------
Noninterest income:
   Gain on sale of investment securities
     available for sale                                       --        --      1,412         --
   Other                                                     208       201        514        789
                                                        --------  --------   --------   --------
     Total noninterest income                                208       201      1,926        789
                                                        --------  --------   --------   --------
Noninterest expense:
   Compensation and benefits                               2,340     2,536      7,219      7,580
   Occupancy and equipment                                   587       661      1,982      2,089
   FDIC assessment                                            46        --        141         73
   Other                                                   2,033     1,920      6,030      5,902
                                                        --------  --------   --------   --------
     Total recurring general and administrative            5,006     5,117     15,372     15,644
   Nonrecurring expense                                       --        --      1,400         --
                                                        --------  --------   --------   --------
     Total general and administrative                      5,006     5,117     16,772     15,644
                                                        --------  --------   --------   --------
   Real estate operations, net                                10        38        (38)        47
   Provision for estimated losses on other
     real estate owned                                        23        --        167        155
   (Gain) loss on sale of other real estate owned, net         3       (17)        12        (26)
                                                        --------  --------   --------   --------
     Total real estate operations, net                        36        21        141        176
                                                        --------  --------   --------   --------
         Total noninterest expense                         5,042     5,138     16,913     15,820
                                                        --------  --------   --------   --------
Income before provision for income taxes                   7,721     6,981     22,565     20,428
Provision for income taxes                                 2,999     2,862      9,006      8,374
Minority interest expense of subsidiary                       99        --         99         --
                                                        --------  --------   --------   --------
   NET INCOME                                           $  4,623  $  4,119   $ 13,460   $ 12,054
                                                        ========  ========   ========   ========
   BASIC EARNINGS PER SHARE                             $   0.66  $   0.57   $   1.89   $   1.68
                                                        ========  ========   ========   ========
   DILUTED EARNINGS PER SHARE                           $   0.65  $   0.55   $   1.86   $   1.63
                                                        ========  ========   ========   ========


   See accompanying notes to the unaudited consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           FOR THE NINE MONTHS
                                                                                           ENDED SEPTEMBER 30,
                                                                                         ---------------------
                                                                                            2000        1999
                                                                                         ---------   ----------
                                                                                           (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $  13,460   $  12,054
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization of premises and equipment                                  602         759
      Amortization of premium on purchased loans                                             1,699         185
      Accretion of net deferred loan origination fees                                       (1,178)     (2,248)
      Amortization of original issue discount and deferred debt issuance costs on CMO's        773          --
      Provision for estimated credit losses                                                  3,325       3,800
      Provision for estimated losses on other real estate owned                                167         155
      Gain on the sale of investment securities available for sale                          (1,412)         --
      Loss (gain) on the sale of other real estate owned                                        12         (26)
      Increase in interest receivable                                                         (497)       (715)
      (Increase) decrease in other assets                                                   (4,122)        204
      Increase (decrease) in accounts payable and other liabilities                          1,951      (3,402)
                                                                                         ---------   ---------
         Net cash provided by operating activities                                          14,780      10,766
                                                                                         ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities available for sale                                   (15,000)    (57,946)
   Proceeds from the maturity of investment securities available for sale                   10,000          --
   Proceeds from the sale of investment securities available for sale                       16,176          --
   Decrease in stock in Federal Home Loan Bank                                               5,572       4,832
   Cash paid to acquire ICCMAC Multifamily and Commercial Trust 1999-1                     (51,069)         --
   Purchases of real estate loans                                                          (99,177)    (53,893)
   Decrease (increase) in real estate loans, net                                            54,030     (43,012)
   Decrease in loans held in trust for Collateralized Mortgage Obligations                  26,814          --
   Proceeds from sale of real estate loans held for sale                                    12,720       9,174
   Proceeds from the sale of other real estate owned                                         1,334         252
   Other, net                                                                                 (648)       (473)
                                                                                         ---------   ---------
         Net cash used in investing activities                                             (39,248)   (141,066)
                                                                                         ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from common stock issued through exercise of employee stock options                 30         386
   Cash paid to acquire treasury stock                                                      (5,476)       (111)
   Net increase in deposit accounts                                                         10,750      42,374
   Principal repayments on collateralized mortgage obligations                             (28,540)         --
   Proceeds from issuance of Trust Preferred Securities                                     13,580          --
   Amounts borrowed from the Federal Home Loan Bank                                        193,500      36,500
   Repayment of amounts borrowed from the Federal Home Loan Bank                          (203,600)    (50,750)
                                                                                         ---------   ---------
          Net cash (used in) provided by financing activities                              (19,756)     28,399
                                                                                         ---------   ---------
              Net decrease in cash and cash equivalents                                    (44,224)   (101,901)
              Cash and cash equivalents at beginning of the period                          72,242     125,602
                                                                                         ---------   ---------
              Cash and cash equivalents at end of period                                 $  28,018   $  23,701
                                                                                        ==========  ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for interest                                              $  48,912   $  34,283
   Cash paid during the period for income taxes                                          $   8,950   $  12,345

NONCASH INVESTING TRANSACTIONS:
   Loans transferred to other real estate owned                                          $   2,869   $   4,743


   See accompanying notes to the unaudited consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

     The unaudited consolidated financial statements of ITLA Capital Corporation ("ITLA Capital") included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period indicated. The unaudited consolidated financial statements include the accounts of ITLA Capital and its subsidiaries, Imperial Capital Bank (the "Bank"), the ICCMAC Multifamily and Commercial Trust 1999-1 (the "ICCMAC Trust"), and the ITLA Capital Statutory Trust I (the "Trust"). All intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations for the remainder of the year.

     These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in ITLA Capital's annual report on Form 10-K for the year ended December 31, 1999.


NOTE 2 -- EARNINGS PER SHARE

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

     The following is a reconciliation of the calculation of Basic and Diluted EPS.

                                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                    ----------------------------------------  ---------------------------------------
                                                   WEIGHTED-                                WEIGHTED-
                                                   AVERAGE            PER                   AVERAGE             PER
                                         NET        SHARES           SHARE      NET          SHARES            SHARE
                                       INCOME    OUTSTANDING        AMOUNT     INCOME      OUTSTANDING        AMOUNT
                                      -------    -----------        ------     ------      -----------        ------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
----
Basic EPS                             $ 4,623        6,976          $  0.66    $13,460        7,126          $  1.89
Effect of Dilutive Stock Options           --          134            (0.01)        --          124            (0.03)
                                      -------        -----          -------    -------        -----          -------
Diluted EPS                           $ 4,623        7,110          $  0.65    $13,460        7,250          $  1.86
                                      =======        =====          =======    =======        =====          =======


1999
----
Basic EPS                             $ 4,119        7,194          $  0.57    $12,054        7,176          $  1.68
Effect of Dilutive Stock Options           --          230            (0.02)        --          211            (0.05)
                                      -------        -----          -------    -------        -----          -------
Diluted EPS                           $ 4,119        7,424          $  0.55    $12,054        7,387          $  1.63
                                      =======        =====          =======    =======        =====          =======


                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)


NOTE 3 -- COMPREHENSIVE INCOME

     Comprehensive income, which encompasses net income and the net change in unrealized gains (losses) on investment securities available for sale, is presented below:

                                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                                  ----------------------      -----------------------
                                                                     2000         1999          2000          1999
                                                                  --------      --------      --------       --------
                                                                                (DOLLARS IN THOUSANDS)
Net income                                                        $  4,623      $  4,119      $ 13,460       $ 12,054

Other comprehensive income--
    Unrealized gain on investment securities
    available for sale, net of tax expense of $71,000 and
    $112,000 for the three months ended September 30, 2000
    and 1999, and net of tax expense of $70,000 and $349,000
    for the nine months ended September 30, 2000
    and 1999, respectively                                             107           161           105            502

    Less reclassification adjustment for gains included in
    net income, net of tax benefit of $579 in 2000                      --            --          (833)            --
                                                                  --------      --------      --------       --------
        Comprehensive income                                      $  4,730      $  4,280      $ 12,732       $ 12,556
                                                                  ========      ========      ========       ========

NOTE 4 -- IMPAIRED LOANS RECEIVABLE

     As of September 30, 2000 and December 31, 1999, the recorded investment in loans receivable that were considered impaired as defined by Statement of Financial Accounting Standards No. 114 was $9.6 million and $20.3 million, respectively. The average recorded investment in impaired loans was $9.5 million and $13.7 million, respectively, for the three and nine months ended September 30, 2000 and $8.7 million for the year ended December 31, 1999. Interest income recognized on impaired loans totaled $0.4 million for the nine months ended September 30, 2000. There was no interest income recognized on impaired loans during the three months ended September 30, 2000 or the corresponding periods in the prior year.

     During the quarter ended September 30, 2000, one impaired loan, with an outstanding principal balance of $1.3 million and a net book value of $1.1 million was transferred to other real estate owned ("OREO"). For the nine months ended September 30, 2000, ITLA Capital sold one impaired loan, with an outstanding principal balance of $13.2 million and a net book value of $12.7 million at no gain or loss.

NOTE 5 -- GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

     In September 2000, the Company formed a wholly-owned trust subsidiary, ITLA Capital Statutory Trust I (the "Trust"). Effective September 7, 2000, the Trust sold $14.0 million of 10.60% cumulative trust preferred securities which are reflected on the Consolidated Statement of Financial Condition as Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Deferrable Interest Debentures (the "Trust Preferred securities"). The Trust used the proceeds from the sale of the Trust Preferred securities to purchase 10.60% junior subordinated deferrable interest debentures issued by ITLA Capital. The sole assets of the Trust are $14.0 million of junior subordinated deferrable interest debentures, which mature on

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

September 7, 2030 and are redeemable at any time after ten years. The obligations of the Company related to the Trust constitute a full and unconditional guarantee by the Company of the Trust Issuer's obligations under the Trust Preferred securities. The Company used the proceeds from the junior subordinated debentures for general corporate purposes, including a $13.5 million capital contribution to the Bank to support future growth. The dividends payable on the Trust Preferred Securities are reflected as minority interest expense of subsidiary in the consolidated financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to identify the major factors that influenced the financial condition and results of operations of ITLA Capital as of and for the three and nine month periods ended September 30, 2000.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

NET INCOME

     Net income totaled $4.6 million for the three months ended September 30, 2000 compared to $4.1 million for the corresponding period in 1999, an increase of 12.2 percent. The increase in net income was primarily due to an increase in net interest income and a decrease in noninterest expense, partially offset by increases in the provision for estimated credit losses and the provision for income taxes. Diluted EPS was $0.65 for the three months ended September 30, 2000 compared to $0.55 for the corresponding period in 1999, an increase of 18.2 percent.

NET INTEREST INCOME AND MARGIN

     The following table presents, for the three months ended September 30, 2000 and 1999, condensed average balance sheet information for ITLA Capital, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

                                                              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                                                 2000                                         1999
                                             -----------------------------------------------------------------------------------
                                               AVERAGE          INCOME/      YIELD/         AVERAGE          INCOME/      YIELD/
                                               BALANCE          EXPENSE       RATE          BALANCE          EXPENSE       RATE
                                             -----------        -------      -----        ----------         -------      -----
ASSETS:

Cash and investments                         $    74,613            1,152     6.14%       $  115,169          1,558        5.37%

Loans receivable
  Real estate loans                              955,909           25,964    10.81%          952,970         24,286       10.11%
  Real estate loans held in trust for
      collateralized mortgage obligations        240,597            5,424     8.97%               --             --
                                             -----------        ---------                -----------         ------
    Total loans receivable                     1,196,506           31,388    10.44%          952,970         24,286       10.11%
Interest earning assets                        1,271,119           32,540    10.18%        1,068,139         25,844        9.60%
Noninterest earning assets                        30,156                                      22,504
Allowance for credit losses                      (25,762)                                    (18,534)
                                             -----------                                 -----------
    Total                                    $ 1,275,513                                 $ 1,072,109
                                             ===========                                 ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Deposits:
  Savings and passbook accounts              $   112,877            1,643     5.79%      $   134,275          1,672        4.94%
  Time certificates                              799,559           12,710     6.32%          773,976         10,375        5.32%
                                             -----------        ---------                -----------         ------
    Total deposit accounts                       912,436           14,353     6.26%          908,251         12,047        5.26%
Collateralized Mortgage Obligations              186,354            3,696     7.89%               --             --
FHLB advances                                     26,966              411     6.06%           35,217            479        5.40%
                                             -----------        ---------                -----------         ------
Total interest-bearing liabilities             1,125,756           18,460     6.52%          943,468         12,526        5.27%
Noninterest bearing liabilities                   15,190                                      12,692
Trust preferred securities                         3,470                                          --
Shareholders' equity                             131,097                                     115,949
                                             -----------                                 -----------
    Total                                    $ 1,275,513                                 $ 1,072,109
                                             ===========                                 ===========

Net interest spread                                                           3.66%                                        4.33%

Net interest income before provision
  for estimated credit losses                                 $    14,080                                   $13,318
                                                              ===========                                   =======
Net interest margin                                                           4.41%                                        4.95%

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


                                           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. 1999
                                           ------------------------------------------------------
                                                    INCREASE (DECREASE) DUE TO:
                                                    ---------------------------
                                                       VOLUME        RATE          TOTAL
                                                      -------       -------       -------
                                                                (IN THOUSANDS)
Interest and fees earned from:
         Real estate loans                            $    76       $ 1,602       $ 1,678
         Real estate loans held in trust for
             collateralized mortgage obligations        5,424            --         5,424
         Cash and investment securities                  (625)          219          (406)
                                                      -------       -------       -------
           Total increase in interest income            4,875         1,821         6,696
                                                      -------       -------       -------
Interest paid for:
         Deposit accounts                                  65         2,241         2,306
         Collateralized mortgage obligations            3,696            --         3,696
         FHLB advances                                   (125)           57           (68)
                                                      -------       -------       -------
           Total increase in interest expense           3,636         2,298         5,934
                                                      -------       -------       -------
Increase (decrease) in net interest income            $ 1,239       $  (477)      $   762
                                                      =======       =======       =======

     Total interest income increased $6.7 million to $32.5 million in the third quarter of 2000 compared to $25.8 million for the corresponding period in 1999 as a result of the ICCMAC Trust acquisition in the first quarter of 2000, and to a lesser extent, due to the increase in the average balance of and yield on real estate loans and to an increase in the yield on cash and investment securities. These increases in interest income were partially offset by a decline in the average balance of cash and investment securities.

     The average balance of real estate loans held in the ICCMAC Trust was $240.6 million for the three months ended September 30, 2000. The average balance of real estate loans increased to $955.9 million in the third quarter of 2000 from $953.0 million in the corresponding period of the prior year. This increase was primarily due to purchases of single family residential mortgages, partially offset by a net decrease in loans secured by income producing properties and construction loans. The average balance of purchased single family residential mortgages was $123.9 million during the quarter ended September 30, 2000, compared to $39.8 million in the same period in the prior year. Purchased single family residential mortgages are not expected to materially increase as a percentage of the Company's current total assets. Loans secured by income producing properties and construction loans reflected an average balance of $832.0 million during the quarter ended September 30, 2000 compared to $913.2 million in the same period in the prior year.

     The average yield earned on real estate loans increased 70 basis points to
10.81 percent in the quarter ended September 30, 2000 as compared to 10.11 percent in the same period in the prior year. The increase in the yield on real estate loans was primarily due to the repricing of variable rate loans at higher interest rates due to the general market increases in the LIBOR and Prime rates that the loans are indexed to. The increase in loan yields due to repricing was partially offset by the increased balance of purchased single family residential mortgages, which generally have lower effective yields than the Company's income producing property and construction loans.

     The yield on cash and investment securities increased to 6.14 percent for the quarter ended September 30, 2000 compared to 5.37 percent in the corresponding period of the prior year. The increase in yield on cash and investment securities was due to the general increase in market interest rates.

     Total interest expense increased by $6.0 million to $18.5 million in the third quarter of 2000, compared to $12.5 million in the corresponding period in 1999. This increase was primarily attributable to the collateralized mortgage obligations ("CMO's") of the ICCMAC Trust and an increase in the cost of funds, and to a lesser extent, to an increase in the average balance of deposit accounts. These increases were partially offset by a decline in the average balance of Federal Home Loan Bank ("FHLB") advances.

The average balance of the CMO's was $186.4 million during the third quarter of 2000. The average rate paid on the CMO's was 7.89 percent. The average balance of deposit accounts increased slightly to $912.4 million for the three months ended September 30, 2000 compared to $908.3 million in the corresponding period of the prior year. The average rate paid on deposit accounts increased to 6.26 percent during the three month period ended September 30, 2000, compared to 5.26 percent during the corresponding period in the prior year. The cost of funds increased to 6.52 percent for the 2000 third quarter from 5.27 percent during the corresponding period in 1999. This increase in funding costs was due primarily to the general increase in market interest rates, and to a lesser extent, due to the addition of the CMO's, which have a weighted average interest rate higher than the weighted average interest rate on the Bank's deposits. FHLB advances averaged $27.0 million in the current quarter, compared to $35.2 million in the corresponding period of the prior year, a decline of $8.2 million, or 23.3 percent.

     Net interest margin decreased to 4.41 percent for the three months ended September 30, 2000 as compared to 4.95 percent for the corresponding period of the prior year primarily due to the 125 basis point increase in the cost of interest bearing liabilities as compared to the 58 basis point increase in the yield on interest bearing assets.

PROVISION FOR ESTIMATED CREDIT LOSSES

     Management periodically assesses the adequacy of the allowance for credit losses by reference to many factors which may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements, general portfolio trends relative to asset and portfolio size, asset categories, credit and geographic concentrations, nonaccrual loan levels, historical loss experience and risks associated with changes in economic, social and business conditions. Accordingly, the calculation of the adequacy of the allowance for credit losses is not based solely on the level of nonperforming assets. Management believes that the allowance for credit losses as of September 30, 2000 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact ITLA Capital's financial condition and results of operations. In addition, the determination of the amount of the allowance for credit losses is subject to review by the Bank's regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

     The provision for estimated credit losses totaled $1.5 million in the third quarter of 2000, compared to $1.4 million for the same period in the prior year. The provision for estimated credit losses was recorded to provide for reserves due to loan portfolio growth. The allowance for estimated credit losses was 2.22 percent of total real estate loans at September 30, 2000 as compared to 2.05 percent at December 31, 1999.

     Nonperforming assets as a percentage of total assets increased slightly to
0.83 percent as of September 30, 2000, compared to 0.81 percent at December 31, 1999. The aggregate amount of nonperforming assets totaled $11.0 million as of September 30, 2000 ($10.2 million of loans held by the Bank and $0.8 million of loans held by the ICCMAC Trust) as compared to $9.0 million of loans held at the Bank at December 31, 1999. See also "Financial Condition - Nonperforming Assets and Allowance for Credit Losses."

NONINTEREST EXPENSE

     Noninterest expense totaled $5.0 million for the three months ended September 30, 2000, compared to $5.1 million for the corresponding period in the prior year. The decrease in noninterest expense during the period was primarily attributable to decreases in compensation and benefits expense and occupancy and equipment expense. Compensation and benefits expense totaled $2.3 million during the current year's third quarter, compared to $2.5 million in the same period of the prior year. The decrease in compensation and benefits expense was due to reduction in staffing, as average full time equivalent associates totaled 117 in the current period, compared to 133 in the corresponding period of the prior year. The reduction in staffing was due to general cost savings initiatives. Occupancy and equipment expense decreased to $0.6 million in the current year's third quarter, compared to $0.7 million in the corresponding period of the prior year, as a result of the cost savings realized from the consolidation in the first quarter of 2000 of the Bank's headquarters with ITLA Capital's La Jolla, California headquarters.

     For the three months ended September 30, 2000, ITLA Capital's ratio of consolidated general and administrative expense to average assets, on an annualized basis, decreased to 1.57 percent compared from 1.91 percent in the 1999 third quarter. ITLA Capital's efficiency ratio (excluding real estate operations) which is defined as general and administrative expenses as a percentage of net interest income and recurring noninterest income was 35.0 percent for the quarter ended September 30, 2000 compared to 37.9 percent during the corresponding period in the prior year.

MINORITY INTEREST EXPENSE OF SUBSIDIARY

     Minority interest expense of subsidiary, which consists entirely of the
10.60 percent cumulative dividends payable on the Trust Preferred securities, totaled $0.1 million during the three month period ended September 30, 2000, as the Trust Preferred securities were issued by the Company during the current quarter.

     NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

NET INCOME

     Net income totaled $13.5 million for the nine months ended September 30, 2000 compared to $12.1 million for the corresponding period in 1999, an increase of 11.6 percent. The increase in net income was due primarily to increases in net interest income and decreases in the provision for estimated credit losses and recurring general and administrative expense. These items were partially offset by an increase in the provision for income taxes. Diluted EPS was $1.86 for the nine months ended September 30, 2000 compared to $1.63 for the corresponding period in 1999, an increase of 14.1 percent.

NET INTEREST INCOME AND MARGIN

     The following table presents, for the nine months ended September 30, 2000 and 1999, condensed average balance sheet information for ITLA Capital, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

                                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                                             2000                                           1999
                                         -------------------------------------------      ---------------------------------------
                                           AVERAGE          INCOME/           YIELD/       AVERAGE          INCOME/       YIELD/
                                           BALANCE          EXPENSE           RATE         BALANCE          EXPENSE       RATE
ASSETS:
Cash and investments                     $    84,994            3,917          6.16%      $  110,713          4,390        5.30%
Loans receivable
  Secured by real estate                     955,669           75,343         10.53%         914,588         70,448       10.30%
  Held in Trust for CMO's                    169,368           11,342          8.95%              --             --
                                         -----------           ------                    -----------         ------
    Total loans receivable                 1,125,037           86,685         10.29%         914,588         70,448       10.30%
Interest earning assets                    1,210,031           90,602         10.00%       1,025,301         74,838        9.76%
Noninterest earning assets                    25,908                                          19,759
Allowance for credit losses                  (23,561)                                        (17,908)
                                         -----------                                     -----------
    Total                                $ 1,212,378                                     $ 1,027,152
                                         ===========                                     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Savings and passbook accounts          $   117,989            4,903          5.55%     $   131,835          4,773        4.84%
  Time certificates                          787,454           35,839          6.08%         730,648         29,224        5.35%
                                         -----------           ------                      ---------         ------
    Total deposit accounts                   905,443           40,742          6.01%         862,483         33,997        5.27%
Collateralized Mortgage Obligations          132,527            7,678          7.74%              --             --
FHLB advances                                 30,731            1,305          5.67%          39,128          1,582        5.41%
                                         -----------           ------                      ---------         ------
Total interest-bearing liabilities         1,068,701           49,725          6.22%         901,611         35,579        5.28%
Noninterest bearing liabilities               13,657                                          13,790
Trust preferred securities                     1,165                                              --
Shareholders' equity                         128,855                                         111,751
                                         -----------                                     -----------
    Total                                $ 1,212,378                                     $ 1,027,152
                                         ===========                                     ===========
Net interest spread                                                            3.78%                                       4.48%

Net interest income before provision
  for estimated credit losses                             $    40,877                                      $ 39,259
                                                          ===========                                      ========
Net interest margin                                                            4.51%                                       5.12%

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

                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. 1999
                                              -----------------------------------------------------
                                                            INCREASE (DECREASE) DUE TO:
                                                      --------------------------------------
                                                       VOLUME          RATE          TOTAL
                                                      --------       --------      ---------
                                                                  (IN THOUSANDS)
Interest and fees earned from:
         Real estate loans                            $  3,293       $  1,602       $  4,895
         Real estate loans held in trust for
             collateralized mortgage obligations        11,342             --         11,342
         Cash and investment securities                   (884)           411           (473)
                                                      --------       --------       --------
           Total increase in interest income            13,751          2,013         15,764
                                                      --------       --------       --------
Interest paid for:
         Deposit accounts                                1,943          4,802          6,745
         Collateralized mortgage obligations             7,678             --          7,678
         FHLB advances                                    (311)            34           (277)
                                                      --------       --------       --------
           Total increase in interest expense            9,310          4,836         14,146
                                                      --------       --------       --------
Increase (decrease) in net interest income            $  4,441       $ (2,823)      $  1,618
                                                      ========       ========       ========

     Total interest income increased $15.8 million to $90.6 million during the nine months ended September 30, 2000 compared to $74.8 million in the corresponding period in 1999. The increase was a result of the ICCMAC Trust acquisition in the first quarter of 2000, an increase in the average balance of and yield on real estate loans and the increase in the yield on cash and investment securities. These increases in interest income were partially offset by a decrease in the average balance of cash and investment securities.

     The average balance of real estate loans increased to $955.7 million in the current year-to-date period compared to $914.6 million in the corresponding period of the prior year, due primarily to purchases of single family residential mortgages, partially offset by a decline in the average balance of loans secured by income producing properties and construction loans. The average balance on purchased single family residential mortgages was $107.6 million during the nine months ended September 30, 2000, compared to $18.2 million in the same period in the prior year. Loans secured by income producing properties and construction loans reflected an average balance of $848.1 million during the nine months ended September 30, 2000 compared to $896.4 million in the same period of the prior year.

     The average yield of real estate loans increased 23 basis points to 10.53 percent in the current year-to-date period, compared to 10.30 percent in the prior year. The increase in the yield on real estate loans was primarily due to the repricing of variable rate loans at higher interest rates, partially offset by the increased average balance of single family residential mortgages, which generally have lower effective yields.

     The weighted-average yield on cash and investment securities increased to
6.16 percent in the current year-to-date period, compared to 5.30 percent in the corresponding period in the prior year, reflecting the general increase in market interest rates.

     Total interest expense increased by $14.1 million to $49.7 million for the nine months ended September 30, 2000 compared to $35.6 million for the corresponding period in the prior year. This increase was due primarily to the interest expense on the CMO's and to increases in the rates paid on and average balance of deposit accounts. These increases were partially offset by a decline in the interest expense on FHLB advances due to a decline in their average balance.

     The average balance of CMO's was $132.5 million for the nine months ended September 30, 2000. The average rate paid on the CMO's was 7.74 percent for the nine months ended September 30, 2000. The average balance of deposit accounts was $905.4 million in the nine months ended September 30, 2000, compared to $862.5 million in the prior year-to-date period. The increase in deposits was used to fund the increase in real estate loans and to finance the acquisition of the ICCMAC Trust. The average rate paid on deposit accounts increased 74 basis points to 6.01 percent in the nine months ended September 30, 2000 compared to
5.27 percent in the corresponding period in the prior year. The increase in the average interest rate on deposit accounts was consistent with the general increase in market interest rates.

     Net interest margin decreased to 4.51 percent for the nine months ended September 30, 2000 as compared to 5.12 percent for the corresponding period of the prior year primarily due to the 94 basis point increase in the cost of interest bearing liabilities as compared to the 24 basis point increase in the yield on interest bearing assets.

PROVISION FOR ESTIMATED CREDIT LOSSES

     The provision for estimated credit losses decreased to $3.3 million in the nine months ended September 30, 2000 from $3.8 million in the corresponding period in 1999. The provision for estimated credit losses was recorded to provide for reserves due to loan portfolio growth, particularly the increase in the purchased residential loan portfolio.

NONINTEREST INCOME

     Noninterest income totaled $1.9 million for the nine months ended September 30, 2000 compared to $0.8 million for the corresponding period in 1999. The increase in noninterest income was due primarily to the $1.4 million gain realized on the sale of investment securities available for sale.

NONINTEREST EXPENSE

     Noninterest expense increased to $16.9 million for the nine-months ended September 30, 2000 as compared to $15.8 million for the corresponding period last year. The increase in noninterest expense was due primarily to $1.4 million of nonrecurring general and administrative expenses recorded in the first quarter of 2000 related to the consolidation of the Bank and ITLA Capital's headquarters in La Jolla, California. For the nine months ended September 30, 2000, ITLA Capital's ratio of consolidated recurring general and administrative expense to average assets, on an annualized basis, was 1.69 percent compared to
2.03 percent in the corresponding period in the prior year. ITLA Capital's efficiency ratio excluding nonrecurring expenses and real estate operations was
35.9 percent for the nine months ended September 30, 2000 compared to 39.1 percent during the corresponding period in the prior year.

MINORITY INTEREST EXPENSE OF SUBSIDIARY

     Minority interest expense of subsidiary totaled $0.1 million during the nine month period ended September 30, 2000, as the Trust Preferred securities were issued by the Company during September of the current year.

FINANCIAL CONDITION

NONPERFORMING ASSETS AND ALLOWANCE FOR CREDIT LOSSES

     The following table sets forth ITLA Capital's nonperforming assets by category and troubled debt restructurings as of the dates indicated.

                                                      SEPTEMBER 30,  DECEMBER 31,
                                                          2000          1999
                                                      -------------  ------------
                                                        (DOLLARS IN THOUSANDS)
Non-performing real estate loans                        $ 7,771       $ 7,977
Non-performing real estate loans held in trust for
     collateralized mortgage obligations                    816            --
Other real estate owned, net                              2,397         1,041
                                                        -------       -------
      Total nonperforming assets                         10,984         9,018

      Troubled debt restructurings                        4,442        13,996
                                                        -------       -------
                                                        $15,426       $23,014
                                                        =======       =======

Non-performing real estate loans to total
   gross real estate loans                                 0.71%         0.82%

Nonperforming assets to total assets                       0.83%         0.81%

     At September 30, 2000, the Company had one loan, with an outstanding principal balance of $3.6 million, that was more than 90 days past due and still accruing interest, as it was well secured and in the process of collection. Subsequent to September 30, 2000, this loan's delinquent payments had been brought current.

     The following table provides certain information regarding ITLA Capital's allowance for credit losses on its portfolios of real estate loans and real estate loans held in the ICCMAC Trust.

                                                                 FOR THE
                                                                NINE MONTHS      FOR THE
                                                                   ENDED        YEAR ENDED
                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   2000            1999
                                                               -------------    ------------
                                                                  (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
Balance at beginning of period                                  $ 19,895        $ 16,811
Provision for estimated credit losses                              3,325           4,950
Net charge-offs on real estate loans                              (1,007)         (1,866)
                                                                --------        --------
          Balance at end of period                              $ 22,213        $ 19,895
                                                                ========        ========

Allowance for credit losses as a percentage of real estate
     loans, net                                                     2.22%           2.05%

REAL ESTATE LOANS HELD IN TRUST FOR COLLATERALIZED
     MORTGAGE OBLIGATIONS:

Balance at beginning of period                                  $     --        $     --
Additions due to purchase                                          4,614              --
                                                                --------        --------

          Balance at end of period                              $  4,614        $     --
                                                                ========        ========

Allowance for credit losses as a percentage of real estate
     loans held in trust for the collateralized mortgage
     obligations, net                                               1.99%             --

LIQUIDITY AND DEPOSIT ACCOUNTS

     Liquidity refers to ITLA Capital's ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans receivable. ITLA Capital maintains a cash and investment securities portfolio designed to satisfy operating and regulatory liquidity requirements while preserving capital and maximizing yield. As of September 30, 2000, ITLA Capital held approximately $28.0 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $48.1 million of investment securities classified as available for sale. Short-term fixed income investments classified as cash equivalents consisted of interest-bearing deposits at financial institutions, government money market funds and short-term government agency securities, while investment securities available for sale consisted primarily of fixed income instruments which were rated "AAA" or equivalent by nationally recognized rating agencies.

     As of September 30, 2000 and December 31, 1999, the Bank's liquidity ratios were 7.7 percent and 11.8 percent, respectively, exceeding the regulatory requirement of 1.5 percent. In addition, the Bank's liquidity position is supported by a credit facility with the FHLB that had an available borrowing capacity of $154.9 million based on available collateral, and by federal funds lines of credit with two major banks with an available borrowing capacity of $30.0 million.

     Total deposit accounts increased to $924.4 million at September 30, 2000 from $913.6 million at December 31, 1999. ITLA Capital retained a significant amount of the funds which matured through rollover of maturing deposit accounts during the three and nine months ended September 30, 2000. Although ITLA Capital competes for deposits primarily on the basis of rates, management believes that a significant portion of deposits will remain with ITLA Capital upon maturity on an ongoing basis based on its historical experience regarding retention of deposits.

CAPITAL RESOURCES

     As of September 30, 2000, the Bank's Leverage (Core), Tier I and Total Risk-Based capital ratios were 9.7 percent, 10.8 percent and 12.1 percent, respectively. These ratios were 9.0 percent, 10.1 percent and 11.4 percent, respectively, as of December 31, 1999. The increase in capital ratios from December 31, 1999 to September 30, 2000 was due primarily to the year-to-date earnings of the Bank, totaling $11.6 million, and a $13.5 million capital contribution to the Bank from ITLA Capital, partially offset by the payment of a $14.3 million dividend to ITLA Capital from the Bank and an increase in assets due to balance sheet growth. The minimum regulatory requirement for Leverage
(Core), Tier I and Total Risk-Based capital are 4.0 percent, 4.0 percent and 8.0 percent, respectively. As of September 30, 2000, the Bank's capital position was designated as "well capitalized" for regulatory purposes.

     At September 30, 2000 ITLA Capital's shareholders' equity increased $7.3 million to $131.0 million from $123.7 million at December 31, 1999. The increase was primarily due to the accumulation of $13.5 million in net income, partially offset by purchases of treasury stock of $5.5 million and the net change in unrealized gain (loss) on investment securities available for sale of $0.7 million. There were no dividends declared or paid by ITLA Capital during the first nine months of 2000.

ITEM 3: MARKET RISK

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  On July 27, 2000, the Company held its Annual Meeting of Shareholders.

     (b)  Shareholders voted on the following matters:

          (i) The election of Norval L. Bruce as director for a term to expire in 2003:

                Votes            For               Against          Withheld
                -----            ---               -------          --------
                                 6,099,485         0                560,905


          (ii) The election of Jeffrey L. Lipscomb as director for a term to expire in 2003:

               Votes            For               Against          Withheld
               -----            ---               -------          --------
                                6,429,635         0                230,755


          (iii) The ratification of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 2000:

               Votes            For               Against          Withheld
               -----            ---               -------          --------
                                6,654,280         4,110            2,000


ITEM 5 OTHER INFORMATION

     None.


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

     None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            ITLA CAPITAL CORPORATION



Date: November 14, 2000                  /s/ George W. Haligowski
                                        ----------------------------------------
                                        George W. Haligowski
                                        Chairman of the Board, President and
                                        Chief Executive Officer



Date: November 14, 2000                 /s/ Timothy M. Doyle
                                        ----------------------------------------
                                        Timothy M. Doyle
                                        Managing Director and Chief
                                        Financial Officer