Form 10-K
period 2000-12-31
ITLA CAPITAL CORP
filed 2001-04-02
CIK 1000234

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [Fee Required]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of March 22, 2001, there were issued and outstanding 6,596,413 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of March 22, 2001, was $127.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

================================================================================

                            ITLA CAPITAL CORPORATION

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
                                     PART I

Item 1.   Business                                                                        3
Item 2.   Properties                                                                     15
Item 3.   Legal Proceedings                                                              15
Item 4.   Submission of Matters to a Vote of Security Holders                            15

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters          16
Item 6.   Selected Financial Data                                                        17
Item 7.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                  19
Item 7.A. Quantitative and Qualitative Disclosures About Market Risk                     38
Item 8.   Financial Statements and Supplementary Data                                    41
Item 9.   Changes In and Disagreements With Accountants on Accounting and
          Financial Disclosure                                                           77

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                             77
Item 11.  Executive Compensation                                                         80
Item 12.  Security Ownership of Certain Beneficial Owners and Management                 86
Item 13.  Certain Relationships and Related Transactions                                 88

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                89


FORWARD-LOOKING STATEMENTS

        "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: This Form 10-K contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, changes in economic conditions in our market areas, changes in policies by regulatory agencies, the impact of competitive loan products, loan demand risks, fluctuations in interest rates and operating results and other risks detailed from time to time in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2000 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

        As used throughout this report, the terms "we", "our", "ITLA Capital" or the "Company" refer to ITLA Capital Corporation and its consolidated subsidiaries.

                                     PART I

ITEM 1. BUSINESS

GENERAL

        ITLA Capital Corporation is the largest financial services company headquartered in San Diego County, California with consolidated assets of $1.4 billion, consolidated net loans of $1.3 billion, deposits of $1.0 billion and consolidated stockholder's equity of $133.6 million as of December 31, 2000. We conduct and manage our business principally through Imperial Capital Bank (the "Bank"), a $1.2 billion California industrial bank, with six offices in California, (San Francisco, Encino, Beverly Hills, Glendale, Costa Mesa and Del
Mar). The Bank has been in business for 26 years and was formally known as Imperial Thrift and Loan Association until its name change in January 2000. Our branch offices are primarily used for our deposit services and lending business. The Bank became our principal operating subsidiary upon completion of its holding company reorganization on October 1, 1996. The Bank is primarily engaged in:

- Originating real estate loans secured by income producing properties for retention in its loan portfolio;

- Acquiring pools of single family mortgages in the secondary market for investment purposes; and

- Accepting customer deposits through the following products: certificates of deposits, money market and passbook accounts. Our deposit accounts are insured by the FDIC, up to the appropriate legal limits of individual deposit balances.


        During 2000, we acquired through our subsidiary, Imperial Capital Real Estate Investment Trust ("Imperial Capital REIT") all of the equity and certain collateralized mortgage obligations ("CMOs") of the ICCMAC Multi-family and Commercial Trust 1999-1 (the "ICCMAC Trust"). On the date of acquisition, the ICCMAC Trust held assets of $250.5 million as collateral for $205.4 million of investment grade CMO's that had been sold to third party investors by the previous owner. At December 31, 2000, real estate loans held in trust for the CMO's totaled $216.3 million and the CMO's outstanding balance at that date was $161.9 million.

        We continuously evaluate business expansion opportunities, including acquisitions or joint ventures with companies that originate or purchase commercial and multi-family real estate loans as well as residential mortgage loans and other types of secured commercial loans. In connection with this activity, we periodically have discussions with and receive financial information about other companies that may or may not lead to the acquisition of the company, a segment or division of that company, or a joint venture opportunity with us in order to enhance the value of our Company to our shareholders.

        The executive offices of the Company are located at 888 Prospect Street, Suite 110, LaJolla, California 92037 and its telephone number at that address is
(858) 551-0511.

REAL ESTATE LENDING

        General. We concentrate our real estate lending activities as follows:

- Originating and purchasing real estate loans secured by income producing properties, both commercial and residential (including apartments).

- Purchasing single-family residential loans.

        The interest rates charged on real estate loans generally vary based on a number of factors, including the degree of credit risk, size and maturity of the loan, whether the loan has a fixed or a variable rate, and prevailing market rates for similar types of real estate loans. At December 31, 2000, the Bank's gross real estate loan portfolio increased to $1.1 billion as compared to $974.5 million in the prior year end. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the composition of the our portfolio at December 31, 2000.

        Marketing and Originations. We originate real estate loans through branch offices located in San Francisco, Glendale, Costa Mesa and Del Mar. These offices are staffed by a total of fifteen loan officers. Loan officers solicit mortgage loan brokers for loan applications that meet our underwriting criteria, and also accept applications directly from borrowers. A majority of the real estate loans funded by us are originated through mortgage loan brokers. Mortgage loan brokers act as intermediaries between us and the property owner in arranging real estate loans and earn a fee based upon the principal amount of each loan funded. Since a large portion of our marketing effort is through the contact of loan officers with mortgage loan brokers, we do not incur significant expenses for advertising our lending services to the general public. We provide only limited deposit products and not a full range of banking services, and generally do not market our lending services to, or receive loan applications from our depositors.

        Income Producing Property Loans. We originate and purchase real estate loans secured primarily by first trust deeds on income producing properties. Income property loans consist primarily of the following types of properties:

- Retail centers

- Small office and light industrial buildings

- Apartments

- Hotels

- Mobile home parks

- Mini-storage facilities

- Other mixed use or special purpose commercial properties


        At December 31, 2000, the Bank had $833.1 million of income producing property loans outstanding representing 78.1% of its total real estate loans. Most of the Bank's real estate borrowers are business owners, individual investors, investment partnerships or limited liability corporations. The income producing property lending that the Bank engages in typically involves larger loans to a single borrower and is generally viewed as exposing the lender to a greater risk of loss than one-four family residential lending. Income producing property values are also generally subject to greater volatility than residential property values. The liquidation values of income producing properties may be adversely affected by risks generally incident to interests in real property, such as:

- Changes or continued weakness in general or local economic conditions;

- Changes or continued weakness in specific industry segments;

- Declines in real estate values;

- Declines in rental, room or occupancy rates in hotels, apartment complexes or commercial properties;

- Increases in other operating expenses (including energy costs);

- The availability of refinancing at lower interest rates or better loan terms;

- Changes in governmental rules, regulations and fiscal policies, including rent control ordinances, environmental legislation and taxation; and

- Increases in interest rates, real estate and personal property tax rates;

- Other factors beyond the control of the borrower or the lender.


        Income producing property loans are generally made in amounts up to 75% of the appraised value, however, in certain instances, multifamily originations may be made at a loan to value ratio of 80%. Loans are generally made for terms up to ten years, with amortization periods up to 30 years. Depending on market conditions at the time the loan was originated, certain loan agreements may include prepayment penalties. Most real estate loans are subject to a quarterly adjustment of their interest rate based on one of several interest rate indexes.

        As of December 31, 2000, 58.5% of the Bank's real estate loan portfolio was indexed to the Six-Month London Interbank Offered Rate; 10.1% was indexed to the reference rate charged by Bank of America; 3.4% was indexed to the Federal Home Loan Bank 11th District Cost of Funds Index; 23.5% was fixed for an initial period and then adjustable; 1.0% was indexed to either the United States Treasury security indexes or the Federal Home Loan Bank of San Francisco advance rate; and the balance of 3.5% was fixed rate. Most of the Bank's variable rate real estate loans may not adjust downward below their initial rate, with increases generally limited to maximum adjustments of 2% per year up to 4% for the life of the loan. The inability of the Bank's real estate loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists the Bank in our efforts to limit the risks to earnings and equity value resulting from changes in interest rates. At December 31, 2000, 95.0% of the Bank's variable rate and fixed/adjustable loan portfolio contained interest rate floors. The weighted-average minimum interest rate on this portfolio was 9.47%. At that date, 90.3% of the variable rate loans outstanding had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on this portfolio was 14.35%.

        The underwriting standards for loans secured by income producing real estate properties consider the borrower's financial resources and ability to repay and the amount and stability of cash flow, if any, from the underlying collateral, to be comparable in importance to the loan-to-value ratio as a repayment source. Management believes that, in recent years, the California economy has strengthened in some respects, however, a worsening of economic conditions in the state and surrounding regions could have an adverse effect on our real estate lending business, including reducing the demand for new loans, limiting the ability of borrowers to pay financed amounts, and impairing the value of our real estate collateral.

        A small portion of the Bank's real estate loan portfolio consists of loans secured by junior liens on real estate. At December 31, 2000, 40 real estate loans in the aggregate amount of $5.0 million, or 0.5% of our real estate loan portfolio, were secured by second trust deeds. Of these loans collateralized by junior liens, 94% were secured by income producing properties and 6% were secured by one-four family residential properties. Of the Bank's real estate loans outstanding at December 31, 2000, $7.9 million represented loans to facilitate the sale of other real estate owned.

        In 2000, 1999, and 1998, the Bank purchased income producing real estate loans totaling $110.9 million, none, and $2.4 million, respectively. In its commercial real estate loan purchases, the Bank generally reserves the right to reject particular loans from a loan pool being purchased and does so for loans in a pool that do not meet its underwriting criteria. In determining whether to purchase a commercial real estate loan, the Bank reviews the borrower's financial resources and ability to repay and the amount and stability of cash flow, if any, from the underlying collateral. Similar to its loan originations on commercial real estate loan purchases, the Bank reviews information concerning the income, financial condition, employment and credit history of the applicant, however, current appraisals and borrower credit reports are not obtained. On commercial real estate loan purchases, the Bank reviews the original appraisal and credit report obtained by the loan seller or originator and arranges for a staff member or an outside consultant to perform an analysis of the loan and the value of the underlying collateral, including on-site inspection, before purchasing the loan. In addition, the Bank generally obtains an updated title search separate from that provided by the loan seller. For a further discussion of the Bank's underwriting procedures, see "Lending, Origination, Purchasing and Underwriting" set forth below.

        Construction Loans. We also originate construction loans for income producing properties, as well as for single-family home construction. At December 31, 2000, the Bank had $95.2 million of construction loans outstanding, representing 8.9% of its loans receivable. In addition to the lending risks previously discussed, construction loans also present risks associated with the accuracy of the initial estimate of the property's value upon completion and its actual value, the timely completion of construction activities for their allotted costs and the time needed to stabilize income properties or sell residential tract developments. These risks can be affected by a variety of factors, including the oversight of the project, localized costs for labor and materials, and the weather.

        Residential Lending. In 2000, we continued to execute the strategy commenced in 1999 to diversify our product mix and concentration of commercial real estate loans through the bulk purchase of single-family residential loans. Under guidelines established by the Board of Directors, the Company's loan portfolio may consist of up to $165 million of single family residential loans. We determine the bid prices on these loan pools on a pool by pool basis, through an analysis of the pool's return on equity and return on assets, desired yield spreads, acceptable risk characteristics, market conditions and a thorough analysis of the originator/seller. After our bid is accepted by the seller, we conduct a due diligence review of the loans in the pool. Based on due diligence results, individual loans are kept in the proposed pool, rejected from the pool or put on hold pending additional information or a pricing adjustment. The pool and pricing is then finalized, a purchase and sale agreement is signed, and the purchase is completed. During 2000 and 1999, we bought a total of 667 loans and 805 loans with a total outstanding principal balance of $79.0 million and $90.8 million, paying a total premium of $1.7 million and $2.7 million to acquire these loans, respectively. At December 31, 2000, 1,195 of these loans remained, with an outstanding principal balance of $131.0 million and related unamortized purchase premium of $2.4 million.

        Franchise Loans. In 2000, we commenced purchasing franchise loans through relationships with correspondent franchise loan originators. Franchise loans are loans to owners of businesses, both franchisers and franchisees, such as fast food restaurants or gasoline retailers, that are affiliated with nationally or regionally recognized chains and brand names. Various combinations of land, building, business equipment and fixtures may secure these loans, or they may be a general obligation of the borrower based on a valuation of the borrower's business and debt service ability. In each case, the primary source of repayment is the cash flow of the business and not the underlying value of the collateral. Our correspondent relationships, which may change from time to time, allow us to purchase loans in our sole discretion which meet our underwriting and yield criteria. As of December 31, 2000, we had purchased four such loans, with a total commitment of $5.9 million and an outstanding balance of $3.9 million.

        Lending, Origination, Purchases and Underwriting. Many of the Bank's income producing property loans are made to lower credit grade borrowers that have marginal credit histories or the property has other factors such as debt-to-income ratios or property location that prevent the borrower from obtaining a prime interest rate. Likewise, residential loans purchased generally do not meet the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation's underwriting standards with respect to credit, debt ratios and documentation, whether as a result of marginal credit histories, the absence of credit history, high debt-to-income ratios, reliance on the borrower's stated income with verification of employment, non-owner occupied property, rural property, balloon payment or a variety of other exceptions from agency guidelines. We attempt to mitigate the risk associated with these loans by charging higher interest rates and through our loan approval and loan purchasing process. The Bank's loan underwriters are responsible for initial reviews of borrowers, properties, loan terms, and submission of loans to the loan committee.

        All real estate loans over $1.0 million must be submitted to the loan committee for approval. The Bank's loan underwriters prepare a written presentation on every loan application submitted to its loan committee, which is comprised of the following Bank officers:

- Chairman, Chief Executive Officer, President and Chief Operating Officer

- Vice Chairman and Chief Credit Officer

- Managing Director-New Business Development

- Senior Vice President and Chief Lending Officer

- First Vice President of Credit Quality Control

- First Vice President/Director of Loan Operations

- Vice President/Portfolio Administration


        The underwriter's presentation includes a description of the prospective borrower and any guarantors, the collateral, and the proposed use(s) of loan proceeds, as well as borrower and property financial statements and analysis. Each application is evaluated from a number of underwriting perspectives, including property appraised value, level of debt service coverage, remaining economic life, use and condition, as well as borrower liquidity, net worth, cash investment, income, credit history and operating experience. Our real estate loans are originated on both a nonrecourse and full recourse basis and we generally seek to obtain personal guarantees from the principals of borrowers which are single asset or limited liability entities (such as partnerships, corporations or trusts) on properties that have not achieved stabilization.

        At least one loan committee member or designee must personally conduct on-site inspections of any property involved in loan recommendations of $1.0 million or more. Loans up to $750,000 may be approved by any loan committee member. Loans of $750,000 to $1.0 million require the approval by any two members of the Bank's loan committee, while loans in excess of $1.0 million require approval of three loan committee members. Additionally, loans over $1.5 million must be approved by the First Vice President of Credit Quality Control; loans over $3.0 million require the additional signature of the Vice Chairman and Chief Credit Officer; and individual loans over $5.0 million, loans resulting in an aggregate borrowing relationship to one borrower in excess of $7.5 million, and all purchased loan pools must be approved by the executive committee of the Bank's board of directors.

        Variable rate loans over $500,000 must generally satisfy an interest rate sensitivity test in order for the loan origination or purchase to be approved; that is, the current stabilized income of real property security must be adequate to achieve a minimum debt service coverage ratio of 90% if the interest rate on the loan was at the maximum amount allowed under the terms of the note, generally the fully indexed start rate plus 400 basis points. Following loan approval and prior to funding, the Bank's underwriting and processing departments assure that all loan approval terms have been satisfied, that they conform with lending policies (or are properly authorized exceptions), and all required documentation is present and in proper form.

        All reviews of residential loans being considered for purchase are initially performed through our loan acquisition department. We place bids on pools of loans meeting its investment and credit risk objectives, subject to due diligence and negotiation of an acceptable purchase agreement. The Bank's Vice Chairman and Chief Credit Officer and the Chief Financial Officer must each approve the bid prior to submission. All purchases are made within the parameters set by the Bank's Board of Directors for loan purchases and originations and require the approval of both the loan committee and the asset/liability management committee.

        If we are the successful bidder, a due diligence review of each loan in the pool is completed to finalize the pool of loans to be acquired. This review includes an evaluation of the seller's representations and warranties and of the adequacy of the applicable loan documentation (e.g., the existence of a note, including confirmation of the interest rate and outstanding loan balance, mortgage, title policy, borrower financial statements, tax returns, environmental reports, etc.). An estimate of the current value of the real estate collateral is determined by obtaining a brokers' price opinion report for every loan considered for purchase, which is then compared to and reconciled with the original appraisal by staff appraisers from the Bank's appraisal department.

        The maximum size of a single real estate loan made by the Bank is limited by California law to 25% of the Bank's equity capital. At December 31, 2000, that limit was approximately $27.7 million. The Bank's largest combined credit extension to related borrowers was $10.9 million at December 31, 2000. At December 31, 2000, the Bank had a total of 137 extensions of credit, with a combined outstanding principal balance of $517.6 million, that were over $2.0 million to a single borrower or related borrowers. Two of these combined extensions of credit, with a total principal balance of $10.4 million (and a net book balance of $8.6 million), were on nonaccrual status at December 31, 2000. All other combined extensions of credit over $2.0 million were performing in accordance with their repayment terms. At December 31, 2000, the Bank had 2,223 secured real estate loans outstanding, with an average balance per loan of approximately $480,000.

        Servicing and Collections. Servicing of our purchased residential loans is contracted to Fairbanks Capital Corporation, an organization specializing in the collection and servicing of residential loans. Commercial real estate loans held by the Bank are serviced by the Bank's loan servicing department, which is designed to provide prompt customer service, and accurate and timely information for account follow-up, financial reporting and management review. As discussed below, servicing of the loans held in the ICCMAC Trust is performed by a third-party servicer. Following the funding or purchase of an approved loan, all pertinent loan data is entered into the Bank's data processing system, which provides monthly billing statements, tracks payment performance, and processes contractual interest rate adjustments on variable rate loans. Regular loan service efforts include payment processing and collection follow-up, as well as tracking the performance of additional borrower obligations with respect to the maintenance of casualty insurance coverage, payment of property taxes and senior liens, if any, and periodically requesting required information, including current borrower and property financial and operating statements. Additional services are performed by the Bank in connection with the monitoring of loans to borrowers secured by stabilizing projects. These projects involve lease-up or renovation activities. The Bank monitors these loans to ensure that projects are performing as underwritten. This monitoring allows the Bank to take a proactive approach to addressing projects that do not perform as planned. When payments are not received by their contractual due date, collection efforts begin on the fifth day of delinquency with a telephone contact, and proceed to written notices that progress from reminders of the borrower's payment obligation to an advice that a notice of default may be forthcoming. Accounts delinquent for more than 30 days are generally transferred to the Bank's asset management department which, following a review of the account and management approval, implements a collection or restructure plan, or a disposition strategy, and evaluates any potential loss exposure on the asset.

        Competition. Our competition in originating real estate loans is principally from community banks, savings and loan associations, other industrial banks, real estate financing conduits, small insurance companies, and occasionally larger banks. Many of these entities enjoy competitive advantages over us relative to a potential borrower in terms of a prior business relationship, wider geographic presence or more accessible branch office locations, the ability to offer additional services or more favorable pricing alternatives, or a lower cost of funds structure. We attempt to offset the potential effect of these factors by providing borrowers with greater individual attention and a more flexible and time-sensitive underwriting, approval and funding process than they might obtain elsewhere.

IMPERIAL CAPITAL REAL ESTATE INVESTMENT TRUST

        During 2000, we acquired all of the equity and certain CMO's of the ICCMAC Trust through our real estate investment trust subsidiary, Imperial Capital REIT. On the date of acquisition, the ICCMAC Trust held assets of $250.5 million, comprised of approximately 65 percent and 35 percent of multifamily and commercial loans, respectively, with over 50 percent of the loans secured by property located in California. Over two-thirds of the loans are adjustable rate mortgages. On the date of acquisition the ICCMAC Trust's loans were held as collateral for $205.4 million of investment grade CMO's sold to third party investors. Through this investment, we established a new source of cash flow for ITLA Capital other than distributions from the Bank. As of December 31, 2000, the ICCMAC Trust's loan pool had decreased to $209.3 million due to normal amortization and payoffs of the loans in the pool. The cash flow from the ICCMAC Trust's loan pool pays principal and interest on the CMO's, and also provides cash flow on a monthly basis to ITLA Capital. At December 31, 2000, the CMO's had an outstanding balance of $161.9 million, and ITLA Capital had recorded $4.6 million of pre-tax income from its investment in the ICCMAC Trust.

        Servicing of the ICCMAC Trust loans is performed by Banc One Mortgage Capital Markets, LLC ("Banc One"), a Delaware limited liability company. Under the servicing agreement, Banc One is required to service and administer the commercial mortgage loans held in trust solely on behalf of the best interests of and for the benefit of the holders of the CMO's in accordance with the terms of the servicing agreement and the commercial mortgage loans. Banc One is required to perform other customary functions of a servicer of comparable loans, including monitoring insurance coverage; maintaining escrow or impoundment accounts of borrowers for payment of taxes, insurance and other items required to be paid pursuant to the loan agreement; processing assumptions or substitutions in those cases where the loan servicer has determined not to enforce any applicable due-on-sale clause; demanding that the borrower cure delinquencies; inspecting and managing commercial mortgaged properties under certain circumstances; and maintaining records relating to the commercial mortgage loans.

NONPERFORMING ASSETS AND OTHER LOANS OF CONCERN

        At December 31, 2000, nonperforming assets totaled $20.4 million or 1.44% of total assets. Nonperforming assets consisted of $18.1 million of nonaccrual real estate loans and $2.3 million of other real estate owned held by the Bank. Three of our nonperforming real estate loans had an outstanding balance greater than $1.0 million. For additional information regarding nonperforming assets see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Credit Risk Elements".

        The following is a brief discussion of our three nonaccrual loans where the remaining principal balance of the loan at December 31, 2000, exceeded $1.0 million.

                Loan Secured by a Distribution Warehouse Facility - Mississippi. This loan was originated by the Bank in February 1999 with a total loan amount of $8.5 million. In January 2000, the building's single tenant filed for bankruptcy protection. In November 2000, the lease was rejected through the bankruptcy court and tenant vacated the building. The Bank has entered into a forbearance agreement with the borrower who has commenced to market the property for sale or lease.

                Loan Secured by an Office/Restaurant Complex - Arizona. This loan was originated by the Bank in January 1997 with an original loan amount of $1.9 million. In November 1997, an additional advance of $400,000 was funded to complete construction. The loan was placed on nonaccrual status in September 1998 due to delinquent monthly payments and the bankruptcy filing by borrower. During 1999 and 2000, the loan was written down to its book balance at December 31, 2000 of $1.4 million. Although the borrower's plan of reorganization was confirmed on July 26, 2000 and principal and interest payments commenced under the plan on September 26, 2000, we have applied all payments received to date against the principal balance of the loan and intend to do so until a satisfactory payment history has been established.

                Loan Secured by a Senior Apartment Complex - California. This loan was originated by the Bank in December 1997 with an original loan commitment of $1.6 million, which included funds to convert the property into senior apartments. No payments have been received since August 2000. The loan balance as of December 31, 2000 was $1.6 million. The loan matured in November 2000, and we have filed a notice of default. The property was 89% occupied as of December 2000.

        As of December 31, 2000, we had outstanding loans with an aggregate outstanding balance of $70.9 million with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual loan category. The following is a brief discussion of our "other loans of concern" where the remaining principal balance of the loan at December 31, 2000 exceeded $2.0 million.

                Loan Secured by Gas Station, Convenience Store and Car Wash - California. This construction loan was originated by the Bank in August 1999. The outstanding principal balance at December 31, 2000 was $5.0 million. This loan matured on September 1, 2000, and is delinquent more than 90 days due to a dispute among the partners of the borrowing entity. The Bank currently holds $400,000 of the guarantors' funds in a pledged passbook account, and intends to offset these funds against the amounts due on our note. We consider this loan a performing asset because, based on the cash collateral the Bank holds, and the cashflow now being generated from the operations of the real estate collateral, this loan is well secured and in the process of collection.

                Loan Secured by a Hotel - California. This is a participation loan where the Bank purchased a 29.4% share ($5.0 million) of a $17.0 million loan that was originated by another financial institution in October 1998. Our outstanding balance was $4.8 million as of December 31, 2000. The loan matured in August 2000 and was extended under a forbearance agreement to October 2000 to allow the borrower time to refinance the property with another lender. Notice of default was filed in October 2000, as no take out financing materialized during the forbearance period. The monthly payments on the loan are being received at the default rate of interest, however, the loan is delinquent due to its matured status. The loan is well secured and in the process of collection, based on the borrowers' efforts to refinance the property, the cash flow from the property's operations, which result in a debt service coverage ratio of 1.67, and the estimated loan to value ratio of 73%.

                Loan Secured by Office Complex - Alabama. This loan was originated by the Bank in February 1999 with an original amount of $4.0 million. The outstanding balance as of December 31, 2000 was $3.8 million. In December 2000, a large tenant vacated the space it occupied upon maturity of its lease, which brought the occupancy down to 66%. To date, all monthly payments have been made as agreed. We continue to monitor the borrowers' efforts to lease the vacant space.

                Loan Secured by Hotel - Arizona. This loan was originated by the Bank in July 1998 with an original commitment of $4.0 million secured by a 99-unit hotel. The outstanding principal balance at

        December 31, 2000 was $3.8 million. The loan has paid as agreed since inception, however, the cash flow from the operations of the collateral has been less than the debt service on our loan for the last three years. We continue to monitor the borrowers' efforts to improve the cashflow of the hotel.

                Loan Secured by Hotel - Arizona. This loan was originated by the Bank in March 1998 with an original commitment of $3.5 million secured by a 138-unit hotel. The outstanding principal balance at December 31, 2000 was $3.0 million; as the guarantor made a principal reduction payment of $500,000 in November 2000. The loan has paid as agreed since inception, however, the cash flow from the operations of the collateral has been less than the debt service on our loan, and there has been a deterioration in the value of the property securing the loan. We continue to monitor the borrower's efforts to improve the cash flow of the hotel.

                Loan Secured by Office Complex - Nevada. This loan was originated by the Bank in May 2000 as a refinance of a Bank construction loan that was originally funded in 1998. The original loan amount was $4.2 million and the current outstanding balance as of December 31, 2000 was $3.4 million. The loan is being monitored due to the slow lease-up of the office buildings that were built in the complex. At December 31, 2000, three of the four buildings in the complex are nearing stabilized occupancy, and the remaining building is nearing completion and leasing efforts are under way.

                Loan Secured by Three Separate Apartment Buildings - Florida. This loan was originated by the Bank in December 1998 with an original balance of $3.2 million and currently has an outstanding balance of $3.1 million as of December 31, 2000. Since inception this loan has been a constant collection problem with several late payments and several payments returned for non-sufficient funds. In October 2000 a foreclosure action was again initiated and is currently progressing. As of December 31, 2000, the loan was delinquent less than 90 days, however, no payments have been received to date.

                Loan Secured by a Hotel - Washington. This loan was originated by the Bank in February 1998 with an original commitment of $3.7 million secured by 123-unit hotel. The outstanding principal balance at December 31, 2000 was $3.1 million. The loan has paid as agreed since inception, however, the cash flow from the operations of the collateral has been less than the debt service on our loan and the occupancy rate has been low for the last 2 years. We continue to monitor the borrower's efforts to improve the cash flow of the hotel.

                Loan Secured by Motel - Arizona. This loan was originated by the Bank in May 1997 with an original commitment of $2.2 million secured by a 90-unit motel. The outstanding principal balance at December 31, 2000 was $2.0 million. The loan has paid as agreed since inception, however, the cash flow from the operations of the collateral has been less than the debt service on our loan for the last two years. We continue to monitor the borrower's efforts to improve the cash flow of the motel.

CLASSIFIED ASSETS

        Management uses a loan classification system consistent with the classification system used by bank regulatory agencies to help it evaluate the risks inherent in its real estate loan portfolio. Loans are identified as "pass", "special mention", "substandard", "doubtful" or "loss" based upon consideration of all sources of repayment, underlying collateral values, current and anticipated economic conditions, trends and uncertainties, and historical experience. Pass loans are further divided into four additional sub-categories, based on the borrower's financial strength and ability to service the debt and/or the value and debt service capacity of the underlying collateral. Underlying collateral values for real estate dependent loans are supported by property appraisals or evaluations. We review our loan classifications on at least a quarterly basis. At December 31, 2000, we classified $45.9 million of loans as "substandard" and $43.1 million as "special mention". Of the loans comprising the $45.9 million in "substandard" loans, $18.1 million were included in the nonperforming assets table in "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Credit Risk Elements", and the balance was included in the $70.9 million of "other loans of concern", discussed above.

FUNDING SOURCES

        The primary source of funding for the Bank's lending operations and investments are investment certificates, which are functionally equivalent to certificates of deposit at banks and savings and loan associations and are hereinafter referred to as "deposits". The Bank's deposits are federally insured by the FDIC to the extent permitted by law. Approximately 90% of the Bank's deposits are term deposits that pay fixed rates of interest for periods ranging from 90 days to five years. The remaining 10% of the Bank's deposits are variable rate passbook accounts and a variable rate money market accounts with limited checking features.

        As with many other industrial banks in California, the Bank's strategy with all deposit accounts is to offer rates significantly above those customarily offered by other financial institutions in its market. The Bank has generally accumulated deposits by relying on renewals of term accounts by existing depositors, participating in deposit rate surveys which list the Bank among the higher rate paying insured institutions, and periodically advertising in various local market newspapers and other media. The Bank is able to pursue this strategy by operating a savings branch system offering fewer products and services than many institutions. Because the Bank does not provide demand checking accounts, safe deposit boxes, money orders, trust services, and various other retail banking services, management believes its staffing and overhead costs are significantly lower than banks and savings institutions. Management further believes that its deposits are a reliable funding source and that the cost of funds resulting from the Bank's deposit gathering strategy is comparable to those of other industrial banks pursuing a similar strategy. However, because the Bank competes for deposits primarily on the basis of rates, the Bank could experience difficulties in attracting deposits if it could not continue to offer deposit rates at levels above those of the banks and savings institutions. Management also believes that any efforts to significantly increase the size of its deposit base may require greater marketing efforts and/or increases in deposit rates to the higher levels of the deposit rate surveys in which the Bank is included. Although there were no brokered deposits outstanding at December 31, 2000, the Bank may seek such deposits in the future. For information concerning overall deposits outstanding during the periods indicated and the rates paid thereon, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Interest Income".

        The Bank has also used advances from the Federal Home Loan Bank of San Francisco as a funding source. The Bank became a member of the Federal Home Loan Bank of San Francisco in 1994 and was subsequently approved for a credit line up to 25% of its total assets. Federal Home Loan Bank advances are collateralized by pledges of qualifying cash equivalents, investment securities, mortgage-backed securities and whole loan collateral. At December 31, 2000, Federal Home Loan Bank advances outstanding totaled $79.3 million, and the remaining available borrowing capacity, based on the loans and securities pledged as collateral, totaled $157.7 million, net of the $8.3 million of additional FHLB Stock that we would be required to purchase to support the additional borrowings. Additionally, the Bank also has uncommitted, unsecured lines of credit with other banks renewable daily in the amount of $30.0 million. See "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Notes 2, 3, 7 and 8".

REGULATION

        The Bank is an industrial bank that is subject to examination, supervision and regulation by the Department of Financial Institutions of the State of California (the "Department") and, as an insured institution, by the FDIC. As a result of legislation enacted September 30, 2000, industrial banks, formerly known as industrial loan companies, are now generally subject to California banking law. Industrial banks are now generally able to engage in all the activities of a California commercial bank, including, subject to approval, the trust business. Notwithstanding the new legislation, industrial banks such as Imperial Capital Bank may not accept demand deposits. The Bank's holding company, ITLA Capital, is not a bank holding company for federal bank holding company purposes and is not directly regulated or supervised by the Department, the FDIC, the FRB or any other bank regulatory authority, except with respect to the general regulatory and enforcement authority of the Department and the FDIC over transactions and dealings between us and the Bank, and except with respect to both the specific limitations regarding ownership of the capital stock of the parent corporation of any industrial bank.

        CALIFORNIA LAW

        The industrial banking business conducted by the Bank, formerly governed by the California Industrial Loan Law, is now subject to the California Banking Laws and the rules and regulations pertaining thereto as regulated by the Department. The regulations of the Department govern most aspects of the Bank's businesses and operations, including, but not limited to, the scope of its business, investments, the nature and amount of any collateral for loans, the issuance of securities, the payment of dividends, bank expansion and bank activities. The Department's supervision of the Bank includes comprehensive reviews of all aspects of the Bank's business and condition, and the Department possesses broad remedial enforcement authority to influence the Bank's operations, both formally and informally.

        FEDERAL LAW

        Because our deposits are insured by the Bank Insurance Fund of the FDIC, the FDIC, in addition to the Department, also broadly regulates the Bank. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports, and generally supervises the operations of institutions to which it provides deposit insurance. The FDIC is also the federal agency charged with regulating state-chartered banks that are not members of the Federal Reserve System, such as the Bank. Therefore any person who wishes to acquire control of the Bank must obtain the consent of both the FDIC and the Department of Financial Institutions. Insured depository institutions, and their institution-affiliated parties, may be subject to potential enforcement actions by the FDIC and the Department for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Management is not aware of any pending or threatened enforcement actions against the Bank.

        Regulatory Capital Requirements. Federally-insured, state-chartered banks, including industrial banks such as the Bank, are required to maintain minimum levels of regulatory capital as specified in the FDIC's capital maintenance regulations. The FDIC also is authorized to impose capital requirements in excess of these standards on individual banks on a case-by-case basis.

        The Bank is required to comply with three separate minimum capital requirements: a "tier 1 capital ratio" and two "risk-based" capital requirements. "Tier 1 capital" generally includes common shareholders' equity, including retained earnings, qualifying noncumulative perpetual preferred stock and any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries, less intangible assets, other than properly valued purchased mortgage servicing rights up to certain specified limits and less net deferred tax assets in excess of certain specified limits.

        Tier 1 Capital Ratio. FDIC regulations establish a minimum 3.0% ratio of Tier 1 capital to total average assets for the most highly-rated state-chartered, FDIC-supervised banks. All other FDIC supervised banks must maintain at least a 4.0% tier 1 capital ratio. Under FDIC regulations, highly-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. At December 31, 2000, the Bank's required tier 1 capital ratio was 4.0% and its actual tier 1 capital ratio was 9.1%.

        Risk-Based Capital Requirements. The risk-based capital requirements generally require the Bank to maintain a ratio of tier 1 capital to risk-weighted assets of at least 4.0% and a ratio of total risk-based capital to risk-weighted assets of at least 8.0%. To calculate the amount of capital required, assets are placed in one of four categories and given a percentage weight (0%, 20%, 50% or 100%) based on the relative risk of the category. For example, United States Treasury Bills and Ginnie Mae securities are placed in the 0% risk category. Fannie Mae and Freddie Mac securities are placed in the 20% risk category, loans secured by one-to four family residential properties and certain privately-issued mortgage-backed securities are generally placed in the 50% risk category, and commercial and consumer loans and other assets are generally placed in the 100% risk category. In addition, certain off-balance-sheet items are converted to balance sheet credit equivalent amounts and each amount is then assigned to one of the four categories.

        For purposes of the risk-based capital requirements, "total capital" means tier 1 capital plus supplementary or tier 2 capital, so long as the amount of supplementary or tier 2 capital that is used to satisfy the requirement does not exceed the amount of tier 1 capital. Tier 2 capital includes cumulative or other perpetual preferred stock, mandatory convertible subordinated debt and perpetual subordinated debt, mandatory redeemable preferred stock, intermediate-term preferred stock, mandatory convertible subordinated debt and subordinated debt, and the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets. At December 31, 2000 the Bank's tier 1 risk-based and total capital ratios were 10.4% and 11.6%, respectively.

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

        For regulatory purposes, the federal banking agencies have adopted Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Investments in Debt and Equity Securities" as amended, which requires that net unrealized gains and losses on certain securities classified available for sale be included in accumulated other comprehensive income. The FDIC requires that the net amount of unrealized losses from available for sale equity securities with readily determinable fair values be deducted for purposes of calculating the tier 1 capital ratio. All other net unrealized holding gains and losses on available for sale securities are excluded from the definition of tier 1 capital. At December 31, 2000, the Bank had no equity securities classified as available for sale.

        Prompt Corrective Action Requirements. The FDIC has implemented a system requiring regulatory sanctions against state-chartered banks (which, for this purpose, includes the Bank) that are not adequately capitalized, with the sanctions growing more severe the lower the institution's capital. The FDIC has established specific capital ratios for five separate capital categories: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized".

        An institution is treated as "well capitalized" if its total risk based capital ratio is 10.0% or more, its tier 1 risk-based ratio is 6.0% or more, its tier 1 capital ratio is 5.0% or greater, and it is not subject to any order or directive by the FDIC to meet a specific capital level. The Bank exceeded these requirements at December 31, 2000.

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

        Regulatory Guidance on Subprime Lending. The federal banking agencies have recently issued interagency guidance on subprime lending, which is defined in the guidance as extending credit to borrowers who have a significantly higher risk of default than traditional bank lending customers. The guidance provides that institutions should recognize the additional risks inherent in subprime lending and determine if these risks are acceptable and controllable given the institution's staff, financial condition, size and level of capital support. Institutions that engage in subprime lending in any significant way should have board-approved policies and procedures, as well as internal controls that identify, measure, monitor and control these additional risks. If assets are considered subprime, additional capital is required, ranging from
1.5 times to three times the amount of capital required for like kind assets that are not subprime. We believe that the Bank is conducting its residential lending operations in accordance with the regulatory guidance that is currently in effect.

        FDIC Insurance Assessments. The FDIC assesses deposit insurance premiums under a risk-based assessment system, which is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any loss, and the revenue needs of the deposit insurance fund. For the fiscal year ended December 31, 2000, the Bank paid $188,000 of assessments to the FDIC.

        Restrictions on Imperial Capital Bank's Investments and Activities. A state-chartered bank and its subsidiaries may not engage as principal in any activities that are not permissible for national banks and their subsidiaries unless: (1) the bank meets the applicable FDIC capital standards described above; and (2) the FDIC has determined that the activity would pose no significant risk to the Bank Insurance Fund. With limited exceptions, the FDIC may not use this authority to permit a state-chartered bank to engage in equity investments (other than investments in subsidiaries) or in insurance underwriting. The Bank's activities are permissible activities for national banks.

        In addition, federal law imposes restrictions on transactions between the Bank and its affiliates. All these transactions, including leases and service contracts, must be on terms and under circumstances that are substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions involving nonaffiliated companies. The California banking law also applies certain restrictions to transactions with affiliates. Federal and state law also places limitations on loans by the Bank to its directors, officers and controlling persons. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated persons.

        Community Reinvestment Act and Fair Lending Developments. The Bank is subject to certain fair lending requirements and reporting obligations involving lending operations and Community Reinvestment Act activities. Federal banking agencies are required to evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws into account when regulating and supervising other activities. In its most recent examination, the FDIC rated the Bank "satisfactory" in complying with its Community Reinvestment Act obligations.

        Fiscal and Monetary Policies. Our business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve Board are (a) conducting open market operations in United States government securities; (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions' deposits, and (d) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the Federal Reserve Board may have a material effect on the Company's business, results of operations and financial condition.

        Privacy Provisions of the Gramm-Leach-Bliley Act. Federal banking regulators, as required under the Gramm-Leach-Bliley Act (the "GLB Act"), have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules became effective November 13, 2000, but compliance before July 1, 2001 is optional. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act will affect how consumer information is transmitted through diversified financial service companies and conveyed to outside vendors. It is not possible at this time to assess fully the impact of the privacy provisions on our business, results of operations or financial condition.

        Future Legislation. Various legislation, including proposals to change substantially the financial institution regulatory system, is from time to time introduced in Congress. This legislation may change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on our business, results of operations or financial condition.

DATA PROCESSING AGREEMENT

        We have an agreement with a third party to provide data processing services, including loan portfolio accounting and transaction processing, deposit account processing, and general ledger accounting. The fees under the agreement consist of a base monthly fee, which may vary based on the number of accounts processed, as well as other charges based on usage. This agreement is renewed on an annual basis. Charges under the agreement totaled approximately $356,000 in 2000. As of December 31, 2000, the estimated remaining payments due under the contract, at current portfolio and service levels, were approximately $425,000.

ITEM 2. PROPERTIES

        ITLA Capital leases approximately 62,000 square feet of office space for its operations as shown below.

                                                                                        YEAR CURRENT
                                                                              SQUARE     LEASE TERM
    LOCATIONS                           OFFICE USES                           FOOTAGE      EXPIRES
------------------   -----------------------------------------------------    -------   ------------
La Jolla, CA         Corporate Headquarters                                    10,582       2003
Glendale, CA         Loan Operations Division / Real Estate Lending             8,932       2005
San Francisco, CA    Retail Deposit Branch / Real Estate Lending                5,005       2002
Beverly Hills, CA    Retail Deposit Branch                                      2,218       2005
Costa Mesa, CA       Retail Deposit Branch / Money Desk Operations /            3,609       2006
                     Real Estate Lending
Del Mar, CA          Retail Deposit Branch / Savings Operations Division /      2,847       2004
                     Real Estate Lending
Encino, CA           Retail Deposit Branch / Operations Support Division        5,298       2004
Glendale, CA         Retail Deposit Branch / Loan Administration Division      23,498       2006

        For additional information regarding our premises, see "Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 15".

        Management believes that ITLA Capital's present facilities are adequate for its current needs, and that alternative or additional space, if necessary, will be available on reasonable terms.


ITEM 3. LEGAL PROCEEDINGS

        We are party to certain legal proceedings incidental to our business. Management believes that the outcome of such proceedings, in the aggregate, will not have a material effect on our business, financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the NASDAQ national market system under the symbol "ITLA". At December 31, 2000, there were approximately eight holders of record of our common stock representing approximately 1,000 shareholders and 6,660,413 shares outstanding.

        The following table sets forth, for the periods indicated, the range of high and low trade prices for our common stock. Stock price data on NASDAQ reflects interdealer prices, without retail mark-up, mark-down or commission.

                                            Market Price
                            --------------------------------------------                Average Daily
                             High               Low                Close                Closing Price
                            ------             ------             ------                -------------
2000
  4th Quarter               $19.13             $14.25             $19.13                   $15.09
  3rd Quarter                15.31              13.88              14.81                    14.45
  2nd Quarter                15.00              12.75              14.50                    13.51
  1st Quarter                13.00              10.75              12.75                    11.71
1999
  4th Quarter               $15.25             $12.00             $12.56                   $14.16
  3rd Quarter                16.50              14.63              14.75                    15.68
  2nd Quarter                17.50              14.50              15.75                    15.35
  1st Quarter                15.50              13.38              14.50                    14.69

        The following table includes supplementary quarterly operating results and per share information for the past two years. The data presented should be read along with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with "Item 8. Financial Statements and Supplementary Data" included elsewhere in this report.

QUARTERLY OPERATIONS (UNAUDITED)

                                                         For the Quarter Ended
                                          ---------------------------------------------------
                                          March 31      June 30   September 30    December 31
                                          --------      -------   ------------    -----------
                                               (in thousands except per share amounts)
2000
  Net interest income                      $12,917      $13,880      $14,080       $ 14,256
  Provision for loan losses                    600        1,200        1,525          1,450
  Noninterest income                         1,574          144          208            405
  General and administrative expense         6,665        5,101        5,006          5,282
  Total real estate owned expense, net         159          (54)          36             (3)
  Provision for income taxes                 2,823        3,184        2,999          2,874
  Net income                                 4,244        4,593        4,623          4,679
  Basic Earnings Per Share                 $  0.59      $  0.64      $  0.66        $  0.69
  Diluted Earnings Per Share               $  0.58      $  0.63      $  0.65        $  0.66

1999
  Net interest income                      $12,670      $13,271      $13,318       $ 13,494
  Provision for loan losses                  1,200        1,200        1,400          1,150
  Noninterest income                           278          310          201            112
  General and administrative expense         5,102        5,425        5,117          5,113
  Total real estate owned expense, net           8          147           21            296
  Provision for income taxes                 2,724        2,788        2,862          2,896
  Net income                                 3,914        4,021        4,119          4,151
  Basic Earnings Per Share                 $  0.55      $  0.56      $  0.57        $  0.58
  Diluted Earnings Per Share               $  0.53      $  0.54      $  0.55        $  0.57


ITEM 6. SELECTED FINANCIAL DATA

        The following condensed statements of operations and financial condition and selected performance ratios as of December 31, 2000, 1999, 1998, 1997, and 1996 and for the years then ended have been derived from our audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                           AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------------------------------------------
                                                            2000               1999            1998           1997            1996
                                                         ----------         ----------      ----------      ----------      --------
                                                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
      CONDENSED STATEMENTS OF OPERATIONS

Total interest income                                    $  123,775         $  101,213      $  101,665      $   85,117      $ 69,898
Total interest expense                                       68,642             48,460          51,387          43,310        34,399
                                                         ----------         ----------      ----------      ----------      --------
  Net interest income before provisions for loan
    losses and valuation allowance on loans held
    for sale                                                 55,133             52,753          50,278          41,807        35,499

Provision for loan losses                                     4,775              4,950           4,550           3,300         4,871
Provision for valuation allowance on loans held for
  sale                                                           --                 --           1,400             350           700
                                                         ----------         ----------      ----------      ----------      --------
  Net interest income after provisions for losses
    and valuation allowance on loans held for sale           50,358             47,803          44,328          38,157        29,928
                                                         ----------         ----------      ----------      ----------      --------
Noninterest income                                            2,331                901           2,447           1,640           651
                                                         ----------         ----------      ----------      ----------      --------
Noninterest expense:
  Compensation and benefits                                   9,958              9,739          10,564           8,511         5,723
  Occupancy and equipment                                     2,567              2,788           2,783           2,444         1,929
  Other general and administrative expenses                   8,129              8,230           7,317           7,277         5,434
  Real estate owned expense, net                                138                472             984             433         1,049
                                                         ----------         ----------      ----------      ----------      --------
    Total recurring noninterest expense                      20,792             21,229          21,648          18,665        14,135
  Nonrecurring expense                                        1,400(1)              --              --              --            --
                                                         ----------         ----------      ----------      ----------      --------
    Total noninterest expense                                22,192             21,229          21,648          18,665        14,135
                                                         ----------         ----------      ----------      ----------      --------
Income before provision for income                           30,497             27,475          25,127          21,132        16,444
  taxes and minority interest income of subsidiary
Minority interest in income of subsidiary                       478                 --              --              --            --
                                                         ----------         ----------      ----------      ----------      --------
Income before provision for income taxes                     30,019             27,475          25,127          21,132        16,444
Provision for income taxes                                   11,880             11,270          10,304           8,655         6,420
                                                         ----------         ----------      ----------      ----------      --------
NET INCOME                                               $   18,139         $   16,205      $   14,823      $   12,477      $ 10,024
                                                         ==========         ==========      ==========      ==========      ========
BASIC EARNINGS PER SHARE                                 $     2.57         $     2.26      $     1.95      $     1.61      $   1.38
DILUTED EARNINGS PER SHARE                               $     2.51         $     2.21      $     1.89      $     1.57      $   1.36
Dividends paid                                           $       --         $       --      $       --      $       --      $     --

CONDENSED STATEMENTS OF FINANCIAL CONDITION

Cash and cash equivalents                                $   70,950         $   72,242      $  125,602      $  123,885      $ 62,599
Investment securities available for sale, at
  fair value                                                 46,325             59,247             329          35,281        36,574
Stock in Federal Home Loan Bank                               3,963              8,894          12,633          11,919         8,349
Investment and mortgage-backed securities held
  to maturity                                                    --                 --              --          25,132        31,870
Real estate loans, net                                    1,045,927            951,480         862,089         750,853       649,836
Real estate loans held in trust                             211,722                 --              --              --            --
Loans held for sale, at lower of cost or fair
  market value                                                   --                 --          12,188          50,544         1,130
Interest receivable                                          11,821              7,383           6,321           4,916         4,411
Other real estate owned, net                                  2,250              1,041           1,201           3,946         5,416
Premises and equipment, net                                   2,690              3,253           3,493           3,169         2,610
Deferred income taxes                                        11,302              9,401           6,270           4,190         3,613
Other assets                                                  8,193              2,882           2,521           2,074         4,035
                                                         ----------         ----------      ----------      ----------      --------
    Total assets                                         $1,415,143         $1,115,823      $1,032,647      $1,015,909      $810,443
                                                         ==========         ==========      ==========      ==========      ========
Deposit accounts                                         $1,015,699         $  913,613      $  866,798      $  843,813      $670,336
Collateralized mortgage obligations                         161,852                 --              --              --            --
Federal Home Loan Bank advances                              79,250             67,250          48,500          61,500        43,500
Accounts payable and other liabilities                       11,269             11,265          11,467          11,248         7,789
Guaranteed preferred beneficial interests in
  Company's junior subordinated deferrable
  interest debentures                                        13,519                 --              --              --            --

Shareholders' equity                                        133,554            123,695         105,882          99,348        88,818
                                                         ----------         ----------      ----------      ----------      --------
    Total liabilities and shareholders' equity           $1,415,143         $1,115,823      $1,032,647      $1,015,909      $810,443
                                                         ==========         ==========      ==========      ==========      ========
Book value per share                                     $    20.05         $    17.22      $    14.77      $    12.91      $  11.35

------------------

(1) Represents expenses related to the consolidation of the Bank's headquarters with ITLA Capital's headquarters in La Jolla, California.

                                                                     AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------------------------
                                                             2000         1999         1998          1997         1996
                                                            ------       ------       ------        ------       ------
SELECTED PERFORMANCE RATIOS
Return on average assets                                      1.47%        1.57%        1.46%         1.46%        1.44%

Return on average shareholders' equity                       13.95%       14.23%       13.95%        13.23%       12.86%

Net interest margin (1)                                       4.47%        5.11%        4.96%         4.94%        5.19%

Average interest-earning assets to average
      interest-bearing liabilities                          113.49%      113.74%      113.06%       112.15%      112.14%

Noninterest expense to average assets                         1.79%        2.05%        2.13%         2.19%        2.04%

Efficiency ratio (2)                                         38.62%       39.57%       41.06%        42.96%       39.10%

Efficiency ratio excluding real estate operations, and
      nonrecurring expense, net                              35.94%       38.69%       39.19%        41.96%       36.20%

General and administrative expense to average assets          1.78%        2.01%        2.04%         2.14%        1.88%

Average shareholders' equity to average assets               10.86%       11.01%       10.47%        11.06%       11.23%

Nonperforming assets to total assets                          1.44%        0.81%        0.64%         1.21%        1.56%

Allowance for loan losses to loans held for
      investment, net (3)                                     2.12%        2.05%        1.91%         1.60%        1.65%

Allowance for loan losses to nonaccrual loans (4)           149.85%      249.40%      309.37%       146.16%      169.50%

Net loan charge-offs (recoveries) to average loans
      held for investment, net                                0.18%        0.20%       (0.01%)        0.28%        0.37%

------------------

(1) Net interest margin represents net interest income divided by total average interest-earning assets.

(2) Efficiency ratio represents noninterest expense divided by noninterest income and net interest income before provision for loan losses.

(3) Real estate loans before allowance for loan losses and net of unearned finance charges and loan fees.

(4) Excludes nonaccrual loans held for sale totaling $783,000 in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The following discussion and analysis reviews the financial condition and results of our consolidated operations, including our consolidated subsidiaries: Imperial Capital Bank and the Imperial Capital Real Estate Investment Trust.

        The following discussion and analysis is intended to identify the major factors that influenced our financial condition as of December 31, 2000 and 1999 and our results of operations for the years ended December 31, 2000, 1999 and 1998. Our business involves the origination and purchase of loans secured primarily by income producing real estate, located predominately in California and, to a lesser extent, the purchase of pools of non-conventional residential mortgage loans located throughout the United States.

        Consolidated net income in 2000 was $18.1 million, or $2.51 per diluted share, compared to $16.2 million, or $2.21 per diluted share, in 1999 and $14.8 million, or $1.89 per diluted share, in 1998. The increase in net earnings in 2000 was primarily due to an increase in net interest income to $55.1 million for 2000 as compared to $52.8 million in 1999 and gain on sale of investment securities available for sale of $1.4 million in 2000. These items were partially offset by nonrecurring expenses of $1.4 million relating to the consolidation of the Bank's headquarters with ITLA Capital's headquarters in La Jolla, California and a $600,000 increase in provision for income taxes.

        The increase in net earnings in 1999 was primarily due to an increase in net interest income to $52.8 million in 1999 compared to $50.3 million in 1998, a decrease in provisions for loan losses and valuation allowance on loans held for sale to $5.0 million in 1999 compared to $6.0 million in 1998, and a decline in real estate owned expense to $472,000 in 1999 compared to $984,000 in 1998, partially offset by a decrease in noninterest income derived from mortgage banking activities to $73,000 in 1999 compared to $1.6 million in 1998 and an increase in provision for income taxes to $11.3 million in 1999 compared to $10.3 million in 1998

        The return on average assets was 1.47% in 2000 compared to 1.57% and 1.46% in 1999 and 1998, respectively. The return on average shareholders' equity was 13.95% in 2000 compared to 14.23% in 1999 and 13.95% in 1998. During 2000, we purchased all the equity securities and certain collateralized mortgage obligations ("CMO's") of the ICCMAC Multifamily and Commercial Trust 1999-1 ("ICCMAC Trust"). On the date of acquisition, the ICCMAC Trust held assets of $250.5 million. Primarily as a result of this acquisition, average total assets increased to $1.2 billion in 2000 compared to $1.0 billion in 1999.

        Total loan production, including the unfunded portion of construction loans, was $653.9 million for the year ended December 31, 2000, consisting of $198.2 million originated for the portfolio, $440.4 million purchased for the portfolio, and $15.3 million brokered for outside investors, compared to total loan production of $394.3 million and $531.1 million for the years ended December 31, 1999 and 1998, respectively.

        Average deposit accounts totaled $913.6 million in 2000 compared to $870.1 million in 1999, an increase of $43.5 million, or 5.0%. This increase was primarily utilized to fund the increase in the loan portfolio. Federal Home Loan Bank advances averaged $30.4 million in 2000 compared to $37.2 million in 1999, a decrease of $6.8 million, or 18.2%. The average balance of the CMO's was $141.8 million during 2000.

RESULTS OF OPERATIONS

NET INTEREST INCOME

        The following table presents, for the periods indicated, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

                                                                            YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------------------------------------
                                                                    2000                                     1999
                                                    ----------------------------------     -----------------------------------
                                                     AVERAGE       INCOME/      YIELD/      AVERAGE         INCOME/     YIELD/
                                                     BALANCE       EXPENSE       RATE       BALANCE         EXPENSE      RATE
                                                    ----------     --------     ------     ----------      ---------    ------
                                                                               (DOLLARS IN THOUSANDS)
                      ASSETS

Cash and investments                                  $ 84,660     $  5,164      6.10%     $  106,953      $  5,910      5.53%
Mortgage-backed securities                                  --           --                        --            --
Real estate loans (1)                                  964,620      102,419     10.62%        925,059        95,303     10.30%
Real estate loans held in trust                        182,982       16,192      8.85%             --            --        --
                                                    ----------     --------     -----      ----------      --------     -----
        Total loans receivable                       1,147,602      118,611     10.34%        925,059        95,303     10.30%
                                                    ----------     --------     -----      ----------      --------     -----
Total interest-earning assets                        1,232,262     $123,775     10.04%      1,032,012      $101,213      9.81%
                                                    ==========     ========     =====      ==========      ========     =====
Noninterest-earning assets                              28,963                                 20,456
Allowance for loan losses                              (24,571)                               (18,298)
                                                    ----------                             ----------
    Total assets                                    $1,236,654                             $1,034,170
                                                    ==========                             ==========
       LIABILITIES AND SHAREHOLDERS' EQUITY

Deposit accounts:
    Money market and passbook accounts              $  115,035     $  6,384      5.55%     $  130,995       $ 6,477      4.95%
    Time certificates                                  798,599       49,584      6.21%        739,111        39,975      5.41%
                                                    ----------     --------     -----      ----------      --------     ------
        Total deposit accounts                         913,634       55,968      6.13%        870,106        46,452      5.34%

Collateralized mortgage obligations                    141,796       10,901      7.69%             --            --        --

FHLB advances                                           30,366        1,773      5.84%         37,235         2,008      5.39%
                                                    ----------     --------     -----      ----------      --------     ------
Total interest-bearing liabilities                   1,085,796     $ 68,642      6.32%        907,341      $ 48,460      5.34%
                                                                   ========     =====                      ========     =====
Noninterest-bearing liabilities                         16,586                                 12,966
                                                    ----------                             ----------
Shareholders' equity                                   134,272                                113,863
                                                    ==========                             ==========
    Total liabilities and shareholders' equity      $1,236,654                             $1,034,170
                                                    ==========                             ==========

Net interest spread (2)                                                          3.72%                                   4.47%
                                                                                =====                                    ====
Net interest income before provisions for
    estimated credit losses and valuation
    allowance on loans held for sale                               $ 55,133                                $ 52,753
                                                                   ========                                ========
Net interest margin (3)                                                          4.47%                                   5.11%
                                                                                =====                                    ====

                                                             YEARS ENDED DECEMBER 31,
                                                    --------------------------------------
                                                                       1998
                                                    --------------------------------------
                                                     AVERAGE         INCOME/        YIELD/
                                                     BALANCE         EXPENSE         RATE
                                                    ----------       --------       ------
                      ASSETS
Cash and investments                                $  146,514       $  7,849        5.36%
Mortgage-backed securities                              19,162          1,209        6.31%
Real estate loans (1)                                  847,219         92,607       10.93%
Real estate loans held in trust                             --             --          --
                                                    ----------       --------       -----
        Total loans receivable                         847,219         92,607       10.93%
                                                    ----------       --------       -----
Total interest-earning assets                        1,012,895       $101,665       10.04%
                                                                     ========       =====
Noninterest-earning assets                              16,281
Allowance for loan losses                              (14,841)
                                                    ----------
    Total assets                                    $1,014,335
                                                    ==========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Deposit accounts:
    Money market and passbook accounts              $  104,461       $  5,505        5.27%
    Time certificates                                  734,856         42,548        5.79%
                                                    ----------       --------       -----
        Total deposit accounts                         839,317         48,053        5.73%

Collateralized mortgage obligations                         --             --          --

FHLB advances                                           56,542          3,334        5.90%
                                                    ----------       --------       -----
Total interest-bearing liabilities                     895,859       $ 51,387        5.74%
                                                                     ========       =====
Noninterest-bearing liabilities                         12,256
Shareholders' equity                                   106,220
                                                    ----------
    Total liabilities and shareholders' equity      $1,014,335
                                                    ==========

Net interest spread (2)                                                              4.30%
                                                                                    =====
Net interest income before provisions for
    estimated credit losses and valuation
    allowance on loans held for sale                                 $ 50,278
                                                                     ========
Net interest margin (3)                                                              4.96%
                                                                                    =====

-----------------------

(1) Before allowance for loan losses and net of deferred loan fees and costs. Net loan fee amortization of $2.8 million, $2.5 million and $2.7 million was included in net interest income for 2000, 1999 and 1998, respectively.

(2) Average yield on interest-earning assets minus average rate paid on interest-bearing liabilities.

(3) Net interest income divided by total average interest-earning assets.

        Our primary source of revenue is net interest income. Our net interest income is affected by (a) the difference between the yields recognized on interest-earning assets, including loans and investments, and the interest rates paid on interest-bearing liabilities, which is referred to as "net interest spread", and (b) the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive net interest spread will generate net interest income; if interest-bearing liabilities exceed interest-earning assets, we may incur a decline in net interest income even when the net interest spread is positive. For 2000, 1999 and 1998, our ratio of average interest-earning assets to average interest-bearing liabilities was 113.49%, 113.74% and 113.06%, respectively.

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

                                                             2000 VS. 1999                              1999 VS. 1998
                                                          INCREASE (DECREASE)                       INCREASE (DECREASE)
                                                                DUE TO:                                    DUE TO:
                                                 -------------------------------------       -----------------------------------
                                                  VOLUME          RATE         TOTAL         VOLUME         RATE          TOTAL
                                                 --------       -------       --------       -------       -------       -------
                                                                                  (IN THOUSANDS)
Interest and fees earned on:
     Real estate loans, net                      $  4,175       $ 2,941       $  7,116       $ 8,216       $(5,520)      $ 2,696
     Cash and investment securities                (1,357)          611           (746)       (2,181)          242        (1,939)
     Real estate loans held in trust               16,192            --         16,192            --            --            --
     Mortgage-backed securities                        --            --             --        (1,209)           --        (1,209)
                                                 --------       -------       --------       -------       -------       -------
        Total increase (decrease) in
            interest income                        19,010         3,552         22,562         4,826        (5,278)         (452)
                                                 --------       -------       --------       -------       -------       -------
Interest paid on:
     Deposit accounts                               2,661         6,855          9,516         1,732        (3,333)       (1,601)
     Collateralized mortgage obligations           10,901            --         10,901            --            --            --
     FHLB advances                                   (402)          167           (235)       (1,058)         (268)       (1,326)
                                                 --------       -------       --------       -------       -------       -------
        Total increase (decrease) in
            interest expense                       13,160         7,022         20,182           674        (3,601)       (2,927)
                                                 --------       -------       --------       -------       -------       -------
            Increase (decrease) in net
               interest income                   $  5,850       $(3,470)      $  2,380       $ 4,152       $(1,677)      $ 2,475
                                                 ========       =======       ========       =======       =======       =======


2000 Compared to 1999

        Net interest income increased $2.3 million or 4.4% to $55.1 million in 2000 compared to $52.8 million in 1999. The increase in net interest income was due primarily to net interest income related to the acquisition of the ICCMAC Trust and an increase in interest income on our loans. These items were partially offset by an increase in interest expense on deposits and a decrease in interest income on investment securities.

        Interest income increased $22.6 million or 22.3% to $123.8 million in 2000 compared to $101.2 million in 1999. The increase in interest income was due primarily to a $7.1 million increase in real estate loan income to $102.4 million and the acquisition of the ICCMAC Trust, which generated $16.2 million in interest income. Interest and fee income from loans increased due to higher loan volume in 2000 and an increase in loan yield. The average balance of the Bank's real estate loans increased $39.6 million to $964.6 million in 2000 compared to $925.1 million in 1999. The average yield on these real estate loans was 10.62% in 2000 compared to 10.30% in 1999. The increase in yield was due to increases in market interest rates (which increased the yield of our adjustable rate loans upon repricing and the yield received at the time of origination). Market interest rates have recently declined which could result in our achieving lower average yields in future operating periods. Interest and fee income earned on real estate loans in 2000 and 1999 includes income recognized from the early payoff of loans. Excluding this income from prepayments, the yields on the Bank's real estate loans would have been 10.34% in 2000 and 10.06% in 1999.

        Interest income from cash and investments decreased to $5.2 million in 2000 compared to $5.9 million in 1999, due primarily to a decrease in the average outstanding balance, partially offset by an increase in yield. The average balance of cash and investment securities decreased $22.3 million or 20.8% to $84.7 million in 2000 compared to $107.0 million in 1999. The average yield on cash and investment securities was 6.10% in 2000 compared to 5.53% in 1999, which was consistent with the increase in short-term market interest rates.

        Interest expense increased $20.1 million or 41.4% to $68.6 million in 2000 compared to $48.5 million in 1999 primarily due to increases in interest expense on deposits and the addition of the CMO's, partially offset by a decrease in interest expense on Federal Home Loan Bank advances. Interest expense from deposit accounts increased $9.5 million or 20.4% to $56.0 million in 2000 compared to $46.5 million in 1999 due to increases in the average rate paid on deposits and to a lesser extent the average balance of deposit accounts. The average rate paid on deposits was 6.13% in 2000 compared to 5.34% in 1999. The average balance of deposits increased $43.5 million or 5.00% to $913.6 million in 2000 compared to $870.1 million in 1999 as we increased deposits to fund growth in the loan portfolio.

        Interest expense from the CMO's totaled $10.9 million in 2000. The increase was due to the acquisition of the ICCMAC Trust in 2000. The average balance and average yield on the CMO's from the date of acquisition through December 31, 2000 was $141.8 million and 7.69%, respectively.

        Interest expense from Federal Home Loan Bank advances decreased $200,000 to $1.8 million in 2000 compared to $2.0 million in 1999, due to a decrease in the average outstanding balance partially offset by an increase in the average rate paid on Federal Home Loan Bank advances. The average balance of Federal Home Loan Bank advances decreased $6.8 million or 18.3% to $30.4 million in 2000 compared to $37.2 million in 1999. The average rate paid on Federal Home Loan Bank advances was 5.84% in 2000 compared to 5.39% in 1999.

1999 Compared to 1998

        Net interest income totaled $52.8 million in 1999 compared to $50.3 million in 1998, an increase of $2.5 million or 4.9%. The increase in net interest income was due primarily to growth in average interest-earning assets, which increased $19.1 million or 1.9%.

        Interest income totaled $101.2 million in 1999 compared to $101.7 million in 1998, a decrease of $452,000, or 0.4%. Interest and fee income from loans receivable totaled $95.3 million in 1999 compared to $92.6 million in 1998, an increase of $2.7 million, or 2.9%. Interest and fee income from loans increased due to higher loan volume in 1999, partially offset by a decrease in loan yield. The average balance of loans receivable was $925.1 million in 1999 compared to $847.2 million in 1998, an increase of $77.9 million, or 9.2% reflecting the increase in loans held for investment. The average yield on loans receivable was 10.30% in 1999 compared to 10.93% in 1998. The decline in yield on loans receivable was due to declines in market interest rates (which reduced the yield of adjustable rate loans in the portfolio upon repricing and the yield received at the time of origination) and due to the payoff of higher yielding commercial mortgages, as borrowers refinanced these loans at lower interest rates. Interest and fee income earned on loans receivable in 1999 and 1998 includes income recognized from the early payoff of loans. Excluding this income from prepayments, the yields on loans receivable would have been 10.06% in 1999 and 10.62% in 1998.

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

        Interest expense totaled $48.5 million in 1999 compared to $51.4 million in 1998, a decrease of $2.9 million or 5.7%. Interest expense from deposit accounts totaled $46.5 million in 1999 compared to $48.1 million in 1998, a decrease of $1.6 million or 3.3%, due to a decrease in the average rate paid on deposits, partially offset by an increase in the average balance of deposit accounts. The average rate paid on deposits was 5.34% in 1999 compared to 5.73% in 1998. The average balance of deposits was $870.1 million in 1999 compared to $839.3 million in 1998, an increase of $30.8 million, or 3.7%, as we increased deposits to fund growth in the loan portfolio.

        Interest expense from Federal Home Loan Bank advances totaled $2.0 million in 1999 compared to $3.3 million in 1998, due to decreases in both the average outstanding balance and in the average rate paid on Federal Home Loan Bank advances. The average balance of Federal Home Loan Bank advances was $37.2 million in 1999 compared to $56.5 million in 1998, a decrease of $19.3 million, or 34.1%. The average rate paid on Federal Home Loan Bank advances was 5.39% in 1999 compared to 5.90% in 1998.

PROVISION FOR LOAN LOSSES

        Provision for loan losses totaled $4.8 million, $5.0 million and $4.6 million in 2000, 1999 and 1998, respectively.

2000 Compared to 1999

        Provision for loan losses decreased slightly to $4.8 million in 2000 compared to $5.0 million in 1999. The provision in 2000 reflects the growth in loans held by us, including the increase in purchased residential loans. Generally, we consider first mortgage loans on one-four family owner occupied residential properties to involve a lesser degree than compared to loans secured by commercial real estate properties. Purchased residential loans increased to $134.1 million at December 31, 2000 compared to $90.6 million at December 31, 1999. Additionally, the provision was due to the increase in our nonperforming loans to 1.42% of total gross loans at December 31, 2000, compared to 0.82% of total gross loans as of December 31, 1999. See also "Credit Risk Elements -- Allowance for Loan Losses and Nonperforming Assets."

1999 Compared to 1998

        Provision for loan losses totaled $5.0 million in 1999 compared to $4.6 million in 1998, an increase of $0.4 million, or 8.8%. The increase in the provision in 1999 reflects the growth in our portfolio of real estate loans, which increased by $92.5 million, or 10.5% from $878.9 million at December 31, 1998 to $971.4 million at December 31, 1999. The provision also increased due to an increased concentration in construction lending and the continued geographic expansion of the commercial and residential real estate loan portfolios to loans outside of the state of California. Construction loans totaled $107.8 million at December 31, 1999 compared to $71.4 million at December 31, 1998, an increase of $36.4 million or 51.0%. Loans outside the state of California totaled $326.5 million at December 31, 1999 compared to $191.1 million at December 31, 1998, to comprise 33.5% of our total real estate loan portfolio at year end compared to 21.4% at the prior year end. Because of the increased risk profile resulting from these changes to the composition of our loan portfolio, the provision for loan losses was increased in 1999.

PROVISION FOR VALUATION ALLOWANCE ON LOANS HELD FOR SALE

        There was no provision for valuation allowance on loans held for sale in 2000 and 1999 compared to $1.4 million in 1998, respectively. The $1.4 million provision for valuation allowance on loans held for sale was recorded in 1998 in conjunction with the marketing and sale of a $12.0 million portfolio of loans.

NONINTEREST INCOME

        Noninterest income totaled $2.3 million, $901,000 and $2.4 million in 2000, 1999 and 1998, respectively.

2000 Compared to 1999

        Noninterest income increased $1.4 million to $2.3 million in 2000 compared to $901,000 in 1999. The increase in noninterest income was due primarily to a $1.4 million gain realized on the sale investment securities. Other noninterest income increased slightly in the aggregate to $919,000 in 2000 compared to $901,000 in 1999.

1999 Compared to 1998

        Noninterest income totaled $901,000 in 1999 compared to $2.4 million in 1998, a decrease of $1.5 million, or 63.2%. The decrease in noninterest income in 1999 was due primarily to a decrease in fee income earned. In 1999, $9.1 million of commercial real estate loans for third-party investors were originated compared to $136.2 million of loans funded in 1998. The demand for fixed rate commercial real estate loans of the type originated for purchase by third-party investors declined significantly in the third quarter of 1998 due to a disruption in the market for the securities created from these loans. Accordingly, we experienced a reduction in the volume of loans originated for third-party investors and a corresponding decline in fee income from these originations.

NONINTEREST EXPENSE

General and Administrative Expense

        General and administrative expense totaled $22.1 million, $20.8 million and $20.7 million in 2000, 1999 and 1998, respectively. In 2000, our ratio of recurring general and administrative expenses to average assets was 1.67%, compared to 2.01% and 2.04% in 1999 and 1998, respectively. Our efficiency ratio, excluding real estate owned and nonrecurring expenses, was 35.94% in 2000 compared to 38.69% and 39.19% in 1999 and 1998, respectively.

2000 Compared to 1999

        General and administrative expense increased $1.3 million to $22.1 million in 2000 compared to $20.8 million in 1999. The increase in noninterest expense was due primarily to $1.4 million of nonrecurring general and administrative expenses recorded in the first quarter of 2000 related to the consolidation of the Bank's headquarters with ITLA Capital's headquarters in La Jolla, California. Excluding this nonrecurring relocation expense, general and administrative expenses did not change significantly in 2000 as compared to 1999.

1999 Compared to 1998

        General and administrative expense totaled $20.8 million in 1999 compared to $20.7 million in 1998, an increase of $0.1 million, or 0.5%.

        Compensation and benefits expense totaled $9.7 million in 1999 compared to $10.6 million in 1998, a decrease of $825,000, or 7.8%. The decrease in compensation and benefits expense was due primarily to a decrease in staffing, as the number of average full-time equivalent employees totaled 132 during 1999 compared to 167 during 1998. The decrease in staffing was due to the discontinued operations of our subsidiary ITLA Funding Corporation, as well as a 15% workforce reduction, including management positions, in the third quarter as a result of a decrease in loan production and general cost saving initiatives. Compensation and benefits also decreased due to a decrease in commissions paid for loans sold to third party investors, due to the decline in loan volume.

        Occupancy and equipment expense totaled $2.8 million in both 1999 and 1998. Other general and administrative expenses totaled $8.1 million in 1999 compared to $7.2 million in 1998, an increase of $913,000 or 12.6%. The increase in other general and administrative expenses was due primarily to an increase in expenses incurred for corporate development activities.

REAL ESTATE OWNED EXPENSE

        Real estate owned expense, net, totaled $138,000, $472,000 and $984,000 in 2000, 1999 and 1998, respectively.

2000 Compared to 1999

        Real estate owned expense, net, decreased to $138,000 in 2000 compared to $472,000 in 1999. The decrease in real estate owned expense in 2000 compared to 1999 was primarily due to a decrease in losses from the accelerated disposition of other real estate owned in 1999. The outstanding balance of other real estate owned was $2.3 million at December 31, 2000 compared to $1.0 million at December 31, 1999. Provision for losses on other real estate owned totaled $167,000 in 2000 compared to $195,000 in 1999. Other real estate owned income was $31,000 in 2000 compared to expenses of $72,000 in 1999. The net loss from sales of other real estate owned decreased to $2,000 in 2000 compared to $205,000 in 1999.

1999 Compared to 1998

        Real estate owned expense, net, decreased to $472,000 in 1999 compared to $984,000 in 1998, a decrease of $512,000, or 52.0%. The decrease in real estate owned expense in 1999 compared to 1998 was primarily due to a decrease in provisions for estimated losses recorded due to the accelerated disposition of other real estate owned. Provision for estimated losses on other real estate owned totaled $195,000 in 1999 compared to $608,000 in 1998. Other real estate owned expenses totaled $72,000 in 1999 compared to $252,000 in 1998. The loss from sales of other real estate owned increased to $205,000 in 1999 compared to $124,000 in 1998.

INCOME TAXES

        Provision for income taxes totaled $11.9 million, $11.3 million and $10.3 million in 2000, 1999 and 1998, respectively.

2000 Compared to 1999

        Provision for income taxes increased to $11.9 million in 2000 compared to $11.3 million in 1999. The increase in provision for income taxes was due to the increase in pretax net income. The effective tax rate was 39.6% and 41.0% for 2000 and 1999, respectively. The effective tax rate differed from the applicable statutory federal tax rate due to state income taxes and the state income tax deduction for tax exempt income on loans located in designated redevelopment and enterprise zones and due to federal income tax credits received from a low income housing tax credit investment.

        At December 31, 2000, we had a net deferred tax asset of $11.3 million. The deferred tax asset related primarily to loss provisions recognized on our financial statements which have not yet been recognized on our income tax returns. During 2000, we had no deferred tax assets relating to net operating loss carryforward deductions. The deferred tax asset is considered fully realizable, as when the temporary differences associated with the deferred tax asset are recognized for income tax purposes, those deductions are expected to be fully offset, either by carryback against previously taxed income or by future taxable income. Accordingly, we have not established a valuation allowance on the deferred tax asset.

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

FINANCIAL CONDITION

At December 31, 2000 Compared with December 31, 1999

        Total assets increased by $299.3 million, or 26.8%, to $1.4 billion at December 31, 2000 compared to $1.1 billion at December 31, 1999. This increase was primarily due to a $306.2 million, or 32.2%, increase in net real estate loans receivable, including real estate loans held in trust, to $1.3 billion at December 31, 2000 from $951.5 million at December 31, 1999. Asset growth also included increases in interest receivable of $4.4 million, deferred income taxes of $1.9 million, other real estate owned, net, of $1.2 million and other assets of $5.3 million. These increases were partially offset by reductions in investment securities available for sale of $12.9 million, cash and cash equivalents of $1.3 million, Federal Home Loan Bank stock of $4.9 million, and premises and equipment, net, of $563,000. The growth in assets was funded primarily by an increase in deposits of $102.1 million and CMO'S of $161.9 million. Deposit growth was concentrated in time certificates, which increased from $787.1 million at December 31, 1999 to $912.8 million at December 31, 2000, partially offset by a decrease in money market and passbook accounts, which decreased from $126.5 million at December 31, 1999 to $102.9 million at December 31, 2000. Shareholders' equity increased primarily due to the retention of $18.1 million of net income as retained earnings for the year, partially offset by the purchase of $7.7 million of ITLA Capital's stock currently held as treasury stock and a $615,000 decrease due to unrealized losses on investment securities available for sale.

At December 31, 1999 Compared with December 31, 1998

        Total assets increased by $83.2 million, or 8.1%, to $1.1 billion at December 31, 1999 compared to $1.0 billion at December 31, 1998. This increase was primarily due to a $77.2 million, or 8.8%, increase in net real estate loans receivable, including real estate loans held for sale, to $951.5 million at December 31, 1999 from $874.3 million at December 31, 1998. Asset growth also included increases in investment securities available for sale of $58.9 million, deferred income taxes of $3.1 million, interest receivable of $1.1 million and other assets of $361,000. These increases were partially offset by reductions in cash and cash equivalents of $53.4 million, Federal Home Loan Bank stock of $3.7 million, other real estate owned, net, of $160,000 and premises and equipment, net, of $240,000. The growth in assets was funded primarily by an increase in deposits of $46.8 million. Deposit growth was concentrated in time certificates, which increased from $734.1 million at December 31, 1998 to $787.1 million at December 31, 1999, partially offset by a slight decrease in money market and passbook accounts, which decreased from $132.7 million at December 31, 1998 to $126.5 million at December 31, 1999. Shareholders' equity increased due to the retention of $16.2 million of net income as retained earnings for the year, the vesting of $725,000 of shares allocated under the Supplemental Executive Retirement Plan (SERP) funded by the Recognition and Retention Plan (RRP) previously approved by the shareholders, and a $856,000 increase due to unrealized appreciation of investment securities available for sale, partially offset by the purchase of $515,000 of ITLA Capital's stock currently held as treasury stock.

REAL ESTATE LOANS

        The following table shows the comparison of our real estate loan portfolio by major categories as of the dates indicated.

                                                                                        DECEMBER 31,
                                                       ---------------------------------------------------------------------------
                                                          2000             1999            1998            1997            1996
                                                       -----------       ---------       ---------       ---------       ---------
                                                                                       (IN THOUSANDS)

REAL ESTATE LOANS
     Real estate loans                                 $ 1,176,988       $ 864,048       $ 811,076       $ 727,479       $ 644,079
     Construction loans                                     95,206         107,833          71,385          39,668          22,498
     Other                                                   3,912              --              --              --              --
                                                       -----------       ---------       ---------       ---------       ---------
                                                         1,276,106         971,881         882,461         767,147         666,577

     Unamortized premium                                    11,300           2,590              --              --              --
     Deferred loan origination fees and costs               (2,571)         (3,096)         (3,561)         (4,116)         (5,856)
                                                       -----------       ---------       ---------       ---------       ---------
                                                         1,284,835         971,375         878,900         763,031         660,721
     Allowance for loan losses                             (27,186)        (19,895)        (16,811)        (12,178)        (10,885)
                                                       -----------       ---------       ---------       ---------       ---------
                                                       $ 1,257,649       $ 951,480       $ 862,089       $ 750,853       $ 649,836
                                                       ===========       =========       =========       =========       =========

REAL ESTATE LOANS HELD FOR SALE (AT LOWER OF COST
  OR FAIR MARKET VALUE)
     Real estate loans                                 $        --       $      --       $  12,188       $  50,786       $      --
     Other loans                                                --              --              --              --           1,335
                                                       -----------       ---------       ---------       ---------       ---------
         Gross loans held for sale                              --              --          12,188          50,786           1,335
     Unearned income                                                                                                          (205)
     Deferred loan origination fees and costs                   --              --              --            (242)             --
                                                       -----------       ---------       ---------       ---------       ---------
         Net loans held for sale                       $        --       $      --       $  12,188       $  50,544       $   1,130
                                                       ===========       =========       =========       =========       =========
TOTAL REAL ESTATE LOANS
     Real estate loans                                   1,176,988         864,048         823,264         778,265         644,079
     Construction loans                                     95,206         107,833          71,385          39,668          22,498
     Other loans                                             3,912              --              --              --           1,335
                                                       -----------       ---------       ---------       ---------       ---------
                                                         1,276,106         971,881         894,649         817,933         667,912

     Unamortized premium                                    11,300           2,590              --              --              --
     Deferred loan origination fees and costs               (2,571)         (3,096)         (3,561)         (4,358)         (5,856)
     Unearned income                                            --              --              --              --            (205)
                                                       -----------       ---------       ---------       ---------       ---------
                                                         1,284,835         971,375         891,088         813,575         661,851
     Allowance for loan losses                             (27,186)        (19,895)        (16,811)        (12,178)        (10,885)
                                                       -----------       ---------       ---------       ---------       ---------
        Consolidated net loans receivable              $ 1,257,649       $ 951,480       $ 874,277       $ 801,397       $ 650,966
                                                       ===========       =========       =========       =========       =========

        The approximate contractual maturities of our loan portfolio at December 31, 2000 are as follows:

                                                              LOANS MATURING IN
                                                   ------------------------------------------
                                                                   BETWEEN         GREATER
                                                   LESS THAN       ONE AND        THAN FIVE
                                                   ONE YEAR       FIVE YEARS         YEARS            TOTAL
                                                   --------       ----------       ----------       ----------
                                                                    (DOLLARS IN THOUSANDS)
Real estate loans                                  $ 24,661       $   72,236       $1,080,090       $1,176,987
Construction loans                                   82,394           11,763            1,050           95,207
Other loans                                              --               --            3,912            3,912
                                                   --------       ----------       ----------       ----------
                                                   $107,055       $   83,999       $1,085,052       $1,276,106
                                                   ========       ==========       ==========       ==========


Loans with fixed interest rates                    $ 22,570       $    6,642       $   85,748       $  114,960
Loans with variable interest rates                   84,485           77,357          999,304        1,161,146
                                                   --------       ----------       ----------       ----------
                                                   $107,055       $   83,999       $1,085,052       $1,276,106
                                                   ========       ==========       ==========       ==========
      Percentage with variable interest rates          78.9%            92.1%            92.1%            91.0%
                                                   ========       ==========       ==========       ==========

        The table above should not be regarded as a forecast of future cash collections because a substantial portion of real estate loans may be renewed or repaid prior to contractual maturity.

        The following table sets forth certain information regarding the real property collateral securing our real estate loan portfolio as of December 31, 2000.

                                               NUMBER                     PERCENT              PRINCIPAL BALANCE              NON-
                                                 OF        GROSS            OF       ---------------------------------      ACCRUAL
                                               LOANS       AMOUNT          TOTAL        MIN          MAX        AVERAGE       LOANS
                                               ------    ----------       -------     -------     ----------    -------      -------
                                                                             (DOLLARS IN THOUSANDS)
Income Producing Property Loans:
      Office                                      83     $  103,204          8.1%     $    51     $   10,058     $1,243     $    --
      Retail                                     191        214,023         16.8%          14         11,000      1,121          --
      Multi-family (5 or more units)             548        330,887         25.9%          41         11,264        604       3,080
      Industrial/warehouse                        57         31,331          2.5%          13          5,922        550       7,343
      Hotel                                       59        124,533          9.8%          36          7,478      2,110         838
      Mixed-use                                   65         25,008          2.0%          20          1,877        385         868
      Mobile home parks                           26         13,606          1.1%          87          2,188        523          --
      Other                                      540        199,796         15.7%          11          5,913        370          --
                                               -----     ----------       ------                                            -------
          Total commercial                     1,569      1,042,388         81.7%                                            12,129
                                               -----     ----------       ------                                            -------
Construction and Land:
      Construction                                29         95,206          7.5%          91         12,880      3,283          --
      Land                                        10          4,369          0.3%          42            907        437          --
                                               -----     ----------       ------                                            -------
          Total construction and land             39         99,575          7.8%                                                --
                                               -----     ----------       ------                                            -------
Single-family mortgages:
      Single-family (1-4 units)                1,225        134,143         10.5%     $     2     $      598     $  110       6,012
                                               -----     ----------       ------                                            -------
          Total single-family                  1,225        134,143         10.5%                                             6,012
                                               -----     ----------       ------                                            -------
                                               2,833     $1,276,106        100.0%                                           $18,141
                                               =====     ==========       ======                                            =======

        The following table sets forth the location of the collateral for our loan portfolios as of December 31, 2000.


                                                         NUMBER                        PERCENT
                                                           OF            GROSS           OF
                                                         LOANS          AMOUNT          TOTAL
                                                         -----        ----------       -------
Southern California:
      Los Angeles County                                   640        $  355,250         27.8%
      Orange County                                        110            57,498          4.5%
      San Diego County                                      65            62,382          4.9%
      Riverside County                                      51            36,432          2.9%
      San Bernardino County                                 67            44,295          3.5%
      All Other Southern California Counties                84            32,732          2.6%
                                                         -----        ----------        -----
          Total Southern California                      1,017           588,589         46.2%
                                                         -----        ----------        -----
Northern California:
      San Francisco County                                  58            63,954          5.0%
      Sacramento County                                     37            20,022          1.6%
      Santa Clara County                                    44            26,109          2.0%
      Alameda County                                        55            23,528          1.8%
      Fresno County                                         55            18,450          1.4%
      Contra Costa County                                   19             7,666          0.6%
      All Other Northern California Counties               145            77,097          6.0%
                                                         -----        ----------        -----
          Total Northern California                        413           236,826         18.4%
                                                         -----        ----------        -----
Outside California:
      Arizona                                              144            83,839          6.6%
      Nevada                                                59            49,351          3.9%
      Washington                                            96            37,525          2.9%
      Colorado                                              77            34,860          2.7%
      Texas                                                 75            32,790          2.6%
      Florida                                               99            20,598          1.6%
      Missouri                                              22            15,918          1.2%
      Utah                                                  59            14,783          1.2%
      New Jersey                                            59            10,568          0.8%
      Michigan                                              59             5,559          0.4%
      Other U.S. States                                    654           144,900         11.5%
                                                         -----        ----------        -----
          Total Outside California                       1,403           450,691         35.4%
                                                         -----        ----------        -----
                                                         2,833        $1,276,106        100.0%
                                                         =====        ==========        =====

        Although we generally seek to limit risks associated with our portfolio of real estate and construction loans by limiting the geographic concentration and by varying the types of underlying collateral, significant risk concentrations still remain. Concentrations of loans in certain geographic regions, for example, cause our risk associated with these loans to be closely associated with the general economic and social environment of the region. Localized economic and competitive conditions, natural disasters or social conditions all may affect the values of collateral located within a particular geographic area. In addition, certain types of properties may be more or less subject to changes in prevailing economic, competitive or social conditions.

        The following table sets forth certain information with respect to our real estate originations and real estate loans held in trust. Premiums paid and discounts taken on loans purchased in the secondary market are not included below.


                                                        AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                       --------------------------------------------
                                                         2000               1999             1998
                                                       ----------         --------         --------
                                                                    (DOLLARS IN THOUSANDS)
Gross real estate loans originated and retained
    in the portfolio                                   $  198,163         $293,781         $380,325

Gross real estate loans originated
    on behalf of third-party investors                     15,300            9,089          136,162

Gross fixed rate loans originated and
    classified as held for sale                                --               --           12,285

Gross real estate loans purchased(1)                      440,417           91,402            2,361
                                                       ----------         --------         --------
    Total loan production                              $  653,880         $394,272         $531,133
                                                       ==========         ========         ========
Gross real estate loans at end of period               $1,276,106         $971,881         $894,649

Gross real estate loans weighted-average
    portfolio yield                                         10.62%           10.30%           10.93%

Average size of real estate loans originated
    and retained in the Company's portfolio            $    2,359         $  2,260        $   1,503


(1) Includes $250.5 million of real estate loans acquired through the ICCMAC
    Trust Acquisition in 2000.


INVESTMENT AND MORTGAGE-BACKED SECURITIES

        The following table shows the amortized cost and approximate fair value of investment securities at the dates indicated.

                                                                            DECEMBER 31,
                                        ------------------------------------------------------------------------------
                                                 2000                           1999                       1998
                                        -----------------------       -----------------------      -------------------
                                        AMORTIZED        FAIR         AMORTIZED        FAIR        AMORTIZED     FAIR
                                          COST           VALUE          COST           VALUE         COST        VALUE
                                        ---------       -------       ---------       -------      ---------     -----
                                                                            (IN THOUSANDS)
U.S. government agency                   $46,196        $46,319        $43,260        $43,012        $ --        $ --
Equity securities                             22              6         14,786         16,235         385         135
Certificates of deposit                       --             --             --             --         194         194
                                         -------        -------        -------        -------        ----        ----
      Total investment securities
          available-for-sale             $46,218        $46,325        $58,046        $59,247        $579        $329
                                         =======        =======        =======        =======        ====        ====

        During 1998, we sold our "held to maturity" mortgage-backed securities portfolio, realizing a net gain of $85,000 from the sale, and reinvested the proceeds from the sale in higher yielding loans originated subsequent to the sale. The mortgage-backed securities portfolio was sold because of a change in long-term investment strategy. At the time of the sale, the mortgage-backed securities were carried at an amortized cost of $17.8 million.

LIQUIDITY AND DEPOSIT ACCOUNTS

        Liquidity refers to our ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new real estate loans. We maintain a cash and investment securities portfolio designed to satisfy operating and regulatory liquidity requirements while preserving capital and maximizing yield. As of December 31, 2000 and 1999, the Bank's liquidity ratios were 11.7% and 11.8%, respectively, exceeding the regulatory requirement of 1.5%. In addition, our liquidity position is supported by a credit facility with the Federal Home Loan Bank of San Francisco. As of December 31, 2000, we had remaining available borrowing capacity under this credit facility of $157.7 million, net of the $8.3 million of additional Federal Home Loan Bank Stock that we would be required to purchase to support those additional borrowings, and $30.0 million of unused federal funds credit facilities under established lines of credit with two banks.

        Total deposit accounts increased approximately $102.1 million to $1.0 billion at December 31, 2000 from $913.6 million at December 31, 1999. Total deposit accounts increased $46.8 million to $913.6 million at December 31, 1999 from $866.8 million at December 31, 1998. In both 2000 and 1999, the funds provided from the increase in deposits were used to fund the growth in our loan portfolio. We retained 80% and 57% of the funds from maturing time certificates through rollover of the certificates in 2000 and 1999, respectively. Although we compete for deposits primarily on the basis of rates, based on our historical experience regarding retention of deposits, management believes that a significant portion of deposits will remain with us upon maturity on an ongoing basis.

        The following table sets forth information regarding deposits outstanding at the dates indicated.


                                                           December 31,
                                           -------------------------------------------
                                              2000             1999             1998
                                           ----------        --------         --------
                                                          (in thousands)
Money market and passbook accounts         $  102,868        $126,529         $132,697
Time certificates under $100,000              572,851         522,227          518,309
Time certificates $100,000 and over           339,980         264,857          215,792
                                           ----------        --------         --------
                                           $1,015,699        $913,613         $866,798
                                           ==========        ========         ========


CAPITAL RESOURCES

        As of December 31, 2000, the Bank's leverage, tier 1 risk-based and total risk-based capital ratios were 9.1%, 10.4% and 11.6%, respectively. These ratios were 9.0%, 10.1% and 11.4% as of December 31, 1999, respectively. The minimum regulatory requirements for leverage, tier 1 risk-based and total risk-based capital ratios are 4.0%, 4.0% and 8.0%, respectively. As of December 31, 2000, the Bank's capital position was designated as "well capitalized" for regulatory purposes.

        Our shareholders' equity increased $9.9 million to $133.6 million at December 31, 2000 compared to $123.7 million at December 31, 1999, due primarily to the accumulation of $18.1 million in net income as retained earnings. These increases were partially offset by a $7.7 million reduction due to the repurchase of shares of our common stock currently held as treasury stock and a $615,000 decrease due to the change in accumulated other comprehensive income. There were no dividends declared or paid by us during 2000.

CREDIT RISK ELEMENTS

ALLOWANCE FOR LOAN LOSSES AND NONPERFORMING ASSETS

        The following table provides certain information with respect to our total allowance for loan losses, including charge-offs, recoveries and selected ratios, for the periods indicated.

                                                                         AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------------------------------------
                                                             2000           1999            1998           1997           1996
                                                         -----------      ---------      ---------      ---------      ---------
                                                                                    (DOLLARS IN THOUSANDS)
Balance at beginning of year                             $    19,895      $  16,811      $  12,178      $  10,885      $   8,105

    Provision for loan losses                                  4,775          4,950          4,550          3,300          4,871

    Addition due to purchase of the ICCMAC Trust               4,614             --             --             --             --

    Charge-offs:

       Real estate loans                                      (1,489)        (2,088)           (64)        (2,108)        (2,237)

       Construction loans                                     (1,000)            --             --            (16)            --
                                                         -----------      ---------      ---------      ---------      ---------
          Total charge-offs                                   (2,489)        (2,088)           (64)        (2,124)        (2,237)
                                                         -----------      ---------      ---------      ---------      ---------
    Recoveries:

       Real estate loans                                         391            222            147            116            146

       Other loans                                                --             --             --              1             --
                                                         -----------      ---------      ---------      ---------      ---------
          Total recoveries                                       391            222            147            117            146
                                                         -----------      ---------      ---------      ---------      ---------
             Net (charge-offs) recoveries                     (2,098)        (1,866)            83         (2,007)        (2,091)
                                                         -----------      ---------      ---------      ---------      ---------
Balance at end of year                                   $    27,186      $  19,895      $  16,811      $  12,178      $  10,885
                                                         ===========      =========      =========      =========      =========


    Average real estate loans
       outstanding during the year                       $ 1,147,602      $ 925,059      $ 811,847      $ 708,447      $ 559,275
    Real estate loans, net, at
       end of year (1)                                   $ 1,284,835      $ 971,375      $ 878,900      $ 763,031      $ 660,721

Selected Ratios:
    Net (charge-offs) recoveries to
       average real estate loans outstanding                   (0.18)%        (0.20)%         0.01%         (0.28)%        (0.37)%
    Net (charge-offs) recoveries to real estate
       loans, net(1)                                           (0.16)%        (0.19)%         0.01%         (0.26)%        (0.32)%
    Allowance for loan losses to real estate loans,
       net(1)                                                   2.12%          2.05%          1.91%          1.60%          1.65%
    Allowance for loan losses to nonaccrual loans (2)         149.85%        249.40%        309.37%        146.16%        169.50%

(1) Real estate loans, before allowance for loan losses and net of premium, unearned finance charges and loan fees.

(2) Excludes nonaccrual loans held for sale.

        The allowance for loan losses increased to $27.2 million or 2.12% of our total real estate loan portfolio, at December 31, 2000 from $19.9 million or 2.05% of our total real estate loan portfolio, at December 31, 1999. The increase in the allowance was due primarily to (1) the allowance for loan losses of $4.6 million recorded upon the purchase of the ICCMAC Trust (2) provisions for loan losses recorded in 2000 totaling $4.8 million. These increases in the allowance for loan losses were partially offset by higher net charge-offs which totaled $2.1 million in 2000 compared to $1.9 million in 1999.

        The allowance for loan losses increased to $19.9 million or 2.05% of our real estate loan portfolio, at December 31, 1999 from $16.8 million, 1.91% of our real estate loan portfolio, at December 31, 1998. The increase in the allowance was due primarily to growth in our portfolio of real estate loans, net, which increased by $92.5 million, or 10.52% from $878.9 million at December 31, 1998 to $971.4 million at December 31, 1999, as well as due to the increased provisions for loan losses recorded in 1999 due to increased construction lending and increased out of state lending in 1999.

        The allowance for loan losses increased to $16.8 million or 1.91% of our total real estate loan portfolio, at December 31, 1998 from $12.2 million or 1.60% of our total real estate loan portfolio at December 31, 1997. The increase in the allowance was due primarily to growth in our real estate loan portfolio of loans held for investment, which increased by $115.9 million, or 15.2% from $763.0 million at December 31, 1997 to $878.9 million at December 31, 1998, as well as due to increased provisions for loan losses recorded in 1998 due to increased construction lending, increased out of state lending, and revised loan underwriting criteria used in 1998. The allowance also increased due to lower than expected level of loan losses charged against the allowance in 1998, as we received net recoveries totaling $83,000 in 1998 compared to net charge offs totaling $2.0 million in 1997.


        The following table sets forth management's historical allocation of the allowance for loan losses by loan or contract category and the percentage of gross loans in each category to total gross loans at the dates indicated.

                                                                          DECEMBER 31,
                             ------------------------------------------------------------------------------------------------------
                                    2000                  1999                1998                1997                 1996
                             ------------------   ------------------  -------------------  -------------------  -------------------
                              ALLOWANCE   % OF     ALLOWANCE  % OF     ALLOWANCE    % OF    ALLOWANCE    % OF    ALLOWANCE   % OF
                             FOR CREDIT   LOANS   FOR CREDIT  LOANS   FOR CREDIT   LOANS   FOR CREDIT   LOANS   FOR CREDIT   LOANS
                               LOSSES      (1)     LOSSES      (1)      LOSSES      (1)      LOSSES      (1)      LOSSES      (1)
                             ----------  ------   ----------  ------  ----------   ------  ----------   ------  ----------   ------
                                                                     (DOLLARS IN THOUSANDS)
LOAN OR CONTRACT CATEGORY:
  Secured by real estate      $27,186    100.0%    $19,895    100.0%    $16,811    100.0%    $12,178    100.0%    $10,885    100.0%
                              -------    -----     -------    -----     -------    -----     -------    -----     -------    -----
      Total                   $27,186    100.0%    $19,895    100.0%    $16,811    100.0%    $12,178    100.0%    $10,885    100.0%
                              =======    =====     =======    =====     =======    =====     =======    =====     =======    =====

---------------
(1) Percentage represents the percent of gross loans in category to total gross loans.

        Management periodically assesses the adequacy of the allowance for loan losses by reference to many factors which may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements:

        - general portfolio trends relative to asset and portfolio size;

        - asset categories;

        - potential credit and geographic concentrations;

        - delinquency trends and nonaccrual loan levels;

        - historical loss experience and risks associated with changes in economic, social and business conditions; and

        - The underwriting standards in effect when the loan was made.

        Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of nonperforming assets. Management believes that our allowance for loan losses as of December 31, 2000 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank's allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

        The following table sets forth the delinquency status of our loan portfolios at each of the dates indicated.

                                                                      DECEMBER 31
                                      ---------------------------------------------------------------------------
                                             2000                        1999                      1998
                                      ---------------------       --------------------       --------------------
                                                   PERCENT                    PERCENT                    PERCENT
                                                   OF GROSS                  OF GROSS                    OF GROSS
                                      AMOUNT      PORTFOLIO       AMOUNT     PORTFOLIO       AMOUNT     PORTFOLIO
                                      ------      ---------       ------     ---------       ------     ---------
                                                               (DOLLARS IN THOUSANDS)
PERIOD OF DELINQUENCY:
    30 - 59 days                     $12,245        0.96%        $ 7,147        0.73%        $2,699        0.30%
    60 - 89 days                      15,640        1.23%            988        0.10%         2,000        0.22%
    90 days or more                   16,226        1.27%          7,614        0.78%         4,023        0.45%
                                     -------        ----         -------        ----         ------        ----
       Total loans delinquent        $44,111        3.46%        $15,749        1.61%        $8,722        0.97%
                                     =======        ====         =======        ====         ======        ====

        Our loan delinquencies increased to $44.1 million or 3.46% of our gross loan portfolio at December 31, 2000 as compared to $15.7 million or 1.61% and $8.7 million or 0.97% at December 31, 1999 and 1998, respectively. The increase in delinquent real estate loans in 2000 was due primarily to (1) an $18.2 million increase in past due commercial real estate loans (2) a $6.6 million increase in past due one-four family real estate loans and (3) $3.6 million of past due loans held in the ICCMAC Trust.

        The Company has established a policy that all real estate loans greater than $1.5 million are reviewed annually. This review usually involves obtaining updated information about the collateral property's leasing status and cash flow from operations. In addition, independent outside consultants periodically review the Bank's real estate loan portfolio and report findings to management and the audit committee of the board of directors. Loans considered to warrant special attention are presented to the review and reserve committee, which meets at least monthly to review the status of classified loans, consider new classifications or declassifications, determine the need for and amount of any charge offs, and recommend to our executive committee of the board of directors the level of allowance for loan losses to be maintained. If management believes that the collection of the full amount of principal is unlikely and the value of the collateral securing the obligation is insufficient, steps are generally taken to protect and liquidate the collateral. Losses resulting from the difference between the loan balance and the fair market value of the collateral are recognized by a partial charge-off of the loan balance to the collateral's fair market value. While real property collateral is held for sale, it is subject to periodic evaluation and/or appraisal. If an evaluation or appraisal indicates that the property will ultimately sell for less than our recorded value, the loss is recognized by a charge to provision for estimated losses on other real estate owned.

        Loans are placed on nonaccrual status when they become 90 days or more contractually delinquent, or earlier if the collection of interest is considered by management to be doubtful, unless the loan is considered well secured and in the process of collection. Subsequent cash collections on nonaccrual loans are either recognized as interest income on a cash basis, if the loan is well secured and in management's judgment the net book value is fully collectible, or recorded entirely as a reduction of principal.

        The following table sets forth our nonperforming assets by category and troubled debt restructurings as of the dates indicated:

                                                                                       DECEMBER 31
                                                          -----------------------------------------------------------------------
                                                            2000           1999            1998            1997            1996
                                                          -------         -------         -------         -------         -------
                                                                                  (DOLLARS IN THOUSANDS)
     Nonaccrual loans (1):
        Real estate (2)                                   $ 9,430 (3)     $ 7,977         $ 5,434         $ 8,332         $ 6,422
        Construction                                        8,712              --              --              --              --
        Other                                                  --              --              --              --             783
        Other real estate owned, net                        2,250           1,041           1,201           3,946           5,416
                                                          -------         -------         -------         -------         -------
               Total nonperforming assets                  20,392           9,018           6,635          12,278          12,621
               Accruing loans past due 90 days
                 or more with respect to principal
                 or interest                                9,765              --              --              --              --
               Performing troubled debt restructurings      3,002          13,996             805           1,574           2,106
                                                          -------         -------         -------         -------         -------
                                                          $33,159         $23,014         $ 7,440         $13,852         $14,727
                                                          =======         =======         =======         =======         =======
     Non accrual loans to total gross loans
     and real estate loans held in trust                     1.42%           0.82%           0.62%           1.09%           0.96%
     Allowance for credit losses to
        nonaccrual loans (4)                               149.85%         249.40%         309.37%         146.16%         169.50%
     Nonperforming assets to total assets                    1.44%           0.81%           0.64%           1.21%           1.56%

(1) Gross interest income that would have been recorded on nonaccrual loans had they been current in accordance with original terms was $826,000 for the year ended December 31, 2000. The amount of interest income on such nonaccrual loans included in net income for the year ended December 31, 2000 was $780,000.

(2) Includes one loan with a net book balance of $1.4 million that is a nonperforming troubled debt restructuring.

(3) In addition to the above, management has concerns as to the borrowers' ability to comply with present repayment terms on $70.9 million of accruing loans as of December 31, 2000.

(4) Excludes nonaccrual loans held for sale.

        Our nonaccrual real estate loans totaled $18.1 million at December 31, 2000. Three of these loans had an outstanding balance greater than $1.0 million.

        In 2000, $3.0 million of new other real estate owned was acquired, $1.9 million of other real estate owned was sold, and $178,000 of write-downs were taken, resulting in net other real estate owned at December 31, 2000 of $2.3 million. Other real estate owned at December 31, 2000 consisted of eight properties with an average balance of approximately $281,000. The other real estate owned property with the largest net book balance totaled $1.2 million.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We realize income principally from the differential or spread between the interest earned on loans, investments and other interest-earning assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of our loan agreements and deposit accounts, a change in interest rates could also affect the duration of the loan portfolio and/or the deposit base, which could alter our sensitivity to future changes in interest rates.

        We use an internal earnings simulation model as a tool to identify and manage our interest rate risk profile. The model is based on projected cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on current volumes of applicable financial instruments, considering applicable interest rate floors and caps and prepayment penalties associated with each financial instrument. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

        Interest rate risk management focuses on maintaining consistent growth in net interest income within board-approved policy limits while taking into consideration, among other factors, our overall credit, operating income, operating cost and capital profile. The asset/liability management committee, which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change in net interest income as a result of changes in interest rates.

        The following table shows our estimated earnings sensitivity profile as of December 31, 2000:

       CHANGES IN                       PERCENTAGE CHANGE IN
     INTEREST RATES                      NET INTEREST INCOME
     (BASIS POINTS)                         (12 MONTHS)
   ------------------                   --------------------
   +200 Over One Year                          - 2.0%
   +100 Over One Year                          + 0.6%
   -100 Over One Year                          - 2.4%
   -200 Over One Year                          + 6.4%

        Another tool used to identify and manage our interest rate risk profile is the static gap analysis. Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specific time horizons, which would generally imply a favorable impact on net interest income in periods of rising interest rates and a negative impact in periods of falling rates. A liability-sensitive position would generally imply a negative impact on net interest income in periods of rising rates and a positive impact in periods of falling rates.

        In evaluating our exposure to changes in interest rates, certain risks inherent in the method of analysis presented in the following table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees and at different times to changes in market rates. Additionally, loan prepayments and early withdrawals of time certificates could cause interest sensitivities to vary from those that appear in the following table. Further, certain assets, such as variable rate real estate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. The majority of our variable rate real estate loans may not adjust downward below their initial rate, with increases generally limited to maximum adjustments of 2% per year and up to 4% over the life of the loan. These loans may also be subject to prepayment penalties. At December 31, 2000, 95.0% of our variable rate loan portfolio would not adjust downward below the initial interest rate with the weighted-average minimum interest rate on this portfolio being 9.47% and 90.3% of the total loans outstanding had a lifetime interest rate cap, with the weighted-average lifetime interest rate cap on this portfolio being 14.35%. The anticipated effects of these various factors are considered by management in implementing interest rate risk management activities.

        The following table presents an estimate of our static GAP analysis as of December 31, 2000.

                                                                             MATURING OR REPRICING IN
                                                 ----------------------------------------------------------------------------------
                                                                 AFTER 3        AFTER
                                                                  MONTHS        1 YEAR                      NON-
                                                  3 MONTHS      BUT WITHIN    BUT WITHIN      AFTER       INTEREST
                                                  OR LESS         1 YEAR       5 YEARS       5 YEARS      SENSITIVE        TOTAL
                                                 ----------     ---------      --------      --------     ---------      ----------
                                                                                (DOLLARS IN THOUSANDS)
                  ASSETS
                  ------
Real estate loans (1)                            $  880,702     $  96,248      $ 71,969      $ 17,890     $      --      $1,066,809
Real estate loans held in trust (2)                  59,681        69,401         4,245        75,970            --         209,297
Cash and cash equivalents                            70,942            --            --            --             8          70,950
Investment securities available for sale                 --        33,260        13,000            --            65          46,325
Noninterest-earning assets less allowance
     for credit losses and unearned loan fees            --            --            --            --        21,762          21,762
                                                 ----------     ---------      --------      --------     ---------      ----------
        Total assets                             $1,011,325     $ 198,909      $ 89,214      $ 93,860     $  21,835      $1,415,143
                                                 ==========     =========      ========      ========     =========      ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
Time certificates under $100,000                 $  185,464     $ 326,770      $ 59,433      $     --     $      --      $  571,667
Time certificates $100,000 and over                 158,575       166,751        15,838            --            --         341,164
Money market and passbook accounts                  102,868            --            --            --            --         102,868
FHLB advances                                        52,500        10,000        16,750            --            --          79,250
Collateralized mortgage obligations                 161,852            --            --            --            --         161,852
Other liabilities                                        --            --            --            --        24,788          24,788
Shareholders' equity                                     --            --            --            --       133,554         133,554
                                                 ----------     ---------      --------      --------     ---------      ----------
        Total liabilities and shareholders'
            equity                               $  661,259     $ 503,521      $ 92,021      $     --     $ 158,342      $1,415,143
                                                 ==========     =========      ========      ========     =========      ==========


Net repricing assets over (under) repricing
     liabilities equals interest rate
     sensitivity GAP                             $  350,066     $(304,612)     $ (2,807)     $ 93,860     $(136,507)
                                                 ==========     =========      ========      ========     =========

Cumulative interest rate sensitivity GAP         $  350,066     $  45,454      $ 42,647      $136,507     $      --
                                                 ==========     =========      ========      ========     =========

Cumulative GAP as a percentage of
     total assets                                      24.7%          3.2%          3.0%          9.6%          0.0%
                                                 ==========     =========      ========      ========     =========

(1) Variable rate loans consist principally of real estate secured loans with a maximum term of 30 years. Approximately 73% of these loans are generally adjustable quarterly based on changes in various indexes, subject generally to a maximum increase of 2% annually and up to 4% over the life of the loan. Approximately 22% of these loans are fixed for an initial period of two to five years from origination, and then are adjustable quarterly based on changes in various indexes. Nonaccrual loans of approximately $17.4 million are assumed to reprice after five years.

(2) Nonaccrual loans of approximately $740,000 are assumed to reprice after five years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                      PAGE
                                                                                      ----
        Report of Independent Public Accountants                                       42

        Consolidated Balance Sheets as of December 31, 2000 and 1999                   43

        Consolidated Statements of Income for the Years Ended
           December 31, 2000, 1999 and 1998                                            44

        Consolidated Statements of Changes in Shareholders' Equity for the
           Period January 1, 1998 to December 31, 2000                                 45

        Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2000, 1999 and 1998                                            46

        Notes to Consolidated Financial Statements                                     47

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and the Board of Directors of ITLA Capital Corporation



We have audited the accompanying consolidated balance sheets of ITLA Capital Corporation and subsidiaries ("the Company"), a Delaware corporation, as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ITLA Capital Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.








                                            /s/ Arthur Andersen LLP

                                            Los Angeles, California
                                            January 26, 2001

                   ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                       DECEMBER 31
                                                                             -------------------------------
                                                                                2000                 1999
                                                                           -------------         -------------
                                                                           (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                            ASSETS

Cash and cash equivalents                                                    $    70,950         $    72,242
Investment securities available for sale, at fair value                           46,325              59,247
Stock in Federal Home Loan Bank                                                    3,963               8,894
Real estate loans, net (net of allowance for loan
     losses of $22,608 and $19,895 in 2000 and 1999, respectively)             1,045,927             951,480
Real estate loans held in trust (net of allowance for
     loan losses of $4,578 in 2000)                                              211,722                  --
Interest receivable                                                               11,821               7,383
Other real estate owned, net                                                       2,250               1,041
Premises and equipment, net                                                        2,690               3,253
Deferred income taxes                                                             11,302               9,401
Other assets                                                                       8,193               2,882
                                                                             -----------         -----------
                Total assets                                                 $ 1,415,143         $ 1,115,823
                                                                             ===========         ===========


               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Deposit accounts                                                        $ 1,015,699         $   913,613
     Collateralized mortgage obligations                                         161,852                  --
     Federal Home Loan Bank advances                                              79,250              67,250
     Accounts payable and other liabilities                                       11,269              11,265
                                                                             -----------         -----------
            Total liabilities                                                  1,268,070             992,128
                                                                             -----------         -----------

Commitments and contingencies (notes 15 and 16)

     Guaranteed preferred beneficial interests in company's junior
         subordinated deferrable interest debentures                              13,519                  --

Shareholders' equity:
     Preferred stock, 5,000,000 shares authorized, none issued                        --                  --
     Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 8,206,749 and 8,202,916 issued and
         outstanding in 2000 and 1999, respectively                               57,120              57,184
     Retained earnings                                                            97,617              79,478
     Accumulated other comprehensive income                                           91                 706
                                                                             -----------         -----------
                                                                                 154,828             137,368
     Less treasury stock, at cost - 1,546,336 and 1,021,432 shares in
         2000 and 1999, respectively                                             (21,274)            (13,673)
                                                                             -----------         -----------
            Total shareholders' equity                                           133,554             123,695
                                                                             -----------         -----------
                Total liabilities and shareholders' equity                   $ 1,415,143         $ 1,115,823
                                                                             ===========         ===========

        See accompanying notes to the consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                                YEARS ENDED DECEMBER 31
                                                                                      ------------------------------------------
                                                                                        2000             1999             1998
                                                                                      ---------         --------        --------
                                                                                        (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

    Interest income:
       Real estate loans, including fees                                              $ 102,419         $ 95,303        $ 92,607
       Real estate loans held in trust                                                   16,192               --              --
       Cash and investment securities                                                     5,164            5,910           9,058
                                                                                      ---------         --------        --------
           Total interest income                                                        123,775          101,213         101,665
                                                                                      ---------         --------        --------

    Interest expense:
       Deposit accounts                                                                  55,968           46,452          48,053
       Collateralized mortgage obligations                                               10,901               --              --
       Federal Home Loan Bank advances                                                    1,773            2,008           3,334
                                                                                      ---------         --------        --------
           Total interest expense                                                        68,642           48,460          51,387
                                                                                      ---------         --------        --------
              Net interest income before provisions for loan losses
                  and valuation allowance on loans held for sale                         55,133           52,753          50,278

    Provision for loan losses                                                             4,775            4,950           4,550
    Provision for valuation allowance on loans held for sale                                 --               --           1,400
                                                                                      ---------         --------        --------
              Net interest income after provisions for loan
                  losses and valuation allowance on loans held for sale                  50,358           47,803          44,328
                                                                                      ---------         --------        --------
    Noninterest income:
       Gain on sale of investment securities                                              1,412               --              85
       Fee income from mortgage banking activities                                           47               73           1,554
       Other                                                                                872              828             808
                                                                                      ---------         --------        --------
           Total noninterest income                                                       2,331              901           2,447
                                                                                      ---------         --------        --------
    Noninterest expense:
       Compensation and benefits                                                          9,958            9,739          10,564
       Occupancy and equipment                                                            2,567            2,788           2,783
       FDIC assessment                                                                      188               99              99
       Other                                                                              7,941            8,131           7,218
                                                                                      ---------         --------        --------
           Total recurring general and administrative                                    20,654           20,757          20,664
        Nonrecurring expense                                                              1,400               --              --
                                                                                      ---------         --------        --------
           Total general and administrative                                              22,054           20,757          20,664
                                                                                      ---------         --------        --------
       Real estate owned (income) expense, net                                              (31)              72             252
       Provision for losses on other real estate owned                                      167              195             608
       Loss on sale of other real estate owned, net                                           2              205             124
                                                                                      ---------         --------        --------
           Total real estate owned expense, net                                             138              472             984
                                                                                      ---------         --------        --------
              Total noninterest expense                                                  22,192           21,229          21,648
                                                                                      ---------         --------        --------
    Income before provision for income taxes and
       minority interest income of subsidiary                                            30,497           27,475          25,127

    Minority interest in income of subsidiary                                               478               --              --
                                                                                      ---------         --------        --------
    Income before provision for income taxes                                             30,019           27,475          25,127
    Provision for income taxes                                                           11,880           11,270          10,304
                                                                                      ---------         --------        --------
       NET INCOME                                                                     $  18,139         $ 16,205        $ 14,823
                                                                                      =========         ========        ========
       BASIC EARNINGS PER SHARE                                                       $    2.57         $   2.26        $   1.95
                                                                                      =========         ========        ========
       DILUTED EARNINGS PER SHARE                                                     $    2.51         $   2.21        $   1.89
                                                                                      =========         ========        ========

        See accompanying notes to the consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                           COMMON STOCK
                                                          NUMBER OF SHARES
                                              ----------------------------------------
                                                 GROSS                         NET
                                                 SHARES                      SHARES
                                               ISSUED AND     TREASURY     ISSUED AND
                                              OUTSTANDING      SHARES      OUTSTANDING
                                              -----------    ----------    -----------
                                                (IN THOUSANDS EXCEPT SHARE AMOUNTS)
Balance at January 1, 1998                     7,849,484      (152,500)     7,696,984

       Issuance of common stock -
             employee stock options                8,500            --          8,500

       Issuance of common stock -
             pursuant to the
             Supplemental Executive
             Retirement Plan / Recognition
             and Retention Plan                  293,932      (293,932)            --

       Common stock repurchased                       --      (539,000)      (539,000)

       Net income                                     --            --             --

       Total comprehensive income                     --            --             --
                                               ---------    ----------      ---------
Balance at December 31, 1998                   8,151,916      (985,432)     7,166,484
                                               =========    ==========      =========

       Issuance of common stock -
             employee stock options               51,000            --         51,000

        Earned compensation from
             Supplemental Executive
             Retirement Plan / Recognition
             and Retention Plan                       --            --             --

       Common stock repurchased                       --       (36,000)       (36,000)

       Net income                                     --            --             --

       Total comprehensive income                     --            --             --
                                               ---------    ----------      ---------
Balance at December 31, 1999                   8,202,916    (1,021,432)     7,181,484
                                               =========    ==========      =========

       Issuance of common stock -
             employee stock options                3,833            --          3,833

        Earned compensation from
             Supplemental Executive
             Retirement Plan / Recognition
             and Retention Plan                       --        11,115         11,115

       Common stock repurchased                       --      (536,019)      (536,019)

       Net income                                     --            --             --

       Total comprehensive income                     --            --             --
                                               ---------    ----------      ---------
Balance at December 31, 2000                   8,206,749    (1,546,336)     6,660,413
                                               =========    ==========      =========



                                                                             SHAREHOLDERS' EQUITY
                                             --------------------------------------------------------------------------------------
                                                            CONTRIBUTED CAPITAL                 ACCUMULATED
                                             -----------------------------------------------    OTHER
                                                                        TOTAL                COMPREHENSIVE    TREASURY
                                               SHARE       EARNED    CONTRIBUTED   RETAINED     INCOME         STOCK,
                                              CAPITAL   COMPENSATION   CAPITAL     EARNINGS     (LOSS)        AT COST       TOTAL
                                             ---------- ------------ -----------  ---------- -------------  ----------   ----------
                                                                     (IN THOUSANDS EXCEPT SHARE AMOUNTS)
Balance at January 1, 1998                      53,163           --      53,163       48,450          19       (2,284)      99,348

       Issuance of common stock -
             employee stock options                109           --         109           --          --           --          109

       Issuance of common stock -
             pursuant to the
             Supplemental Executive
             Retirement Plan / Recognition
             and Retention Plan                  2,645           --       2,645           --          --       (2,645)          --

       Common stock repurchased                     --           --          --           --          --       (8,229)      (8,229)

       Net income                                   --           --          --       14,823          --           --       14,823

       Total comprehensive income                   --           --          --           --        (169)          --         (169)
                                            ----------   ----------  ----------   ----------  ----------   ----------   ----------
Balance at December 31, 1998                    55,917           --      55,917       63,273        (150)     (13,158)     105,882
                                            ==========   ==========  ==========   ==========  ==========   ==========   ==========

       Issuance of common stock -
             employee stock options                542           --         542           --          --           --          542

        Earned compensation from
             Supplemental Executive
             Retirement Plan / Recognition
             and Retention Plan                     --          725         725           --          --           --          725

       Common stock repurchased                     --           --          --           --          --         (515)        (515)

       Net income                                   --           --          --       16,205          --           --       16,205

       Total comprehensive income                   --           --          --           --         856           --          856
                                            ----------   ----------  ----------   ----------  ----------   ----------   ----------
Balance at December 31, 1999                    56,459          725      57,184       79,478         706      (13,673)     123,695
                                            ==========   ==========  ==========   ==========  ==========   ==========   ==========

       Issuance of common stock -
             employee stock options                 36           --          36           --          --           --           36

        Earned compensation from
             Supplemental Executive
             Retirement Plan / Recognition
             and Retention Plan                     --         (100)       (100)          --          --          100           --

       Common stock repurchased                     --           --          --           --          --       (7,701)      (7,701)

       Net income                                   --           --          --       18,139          --           --       18,139

       Total comprehensive income                   --           --          --           --        (615)          --         (615)
                                            ----------   ----------  ----------   ----------  ----------   ----------   ----------
Balance at December 31, 2000                $   56,495   $      625  $   57,120   $   97,617  $       91   $  (21,274)  $  133,554
                                            ==========   ==========  ==========   ==========  ==========   ==========   ==========


                                                                       COMPREHENSIVE INCOME
                                              ---------------------------------------------------------------------
                                                                          RECLASSIFICATION OF
                                                            UNREALIZED       REALIZED GAINS
                                                            GAIN (LOSS)   PREVIOUSLY RECOGNIZED      TOTAL
                                                  NET     ON SECURITIES,     IN COMPREHENSIVE     COMPREHENSIVE
                                                INCOME      NET OF TAX      INCOME, NET OF TAX       INCOME
                                              ----------  -------------   --------------------- -------------------
                                                               (IN THOUSANDS EXCEPT SHARE AMOUNTS)
Balance at January 1, 1998

       Issuance of common stock -
             employee stock options

       Issuance of common stock -
             pursuant to the
             Supplemental Executive
             Retirement Plan / Recognition
             and Retention Plan

       Common stock repurchased

       Net income

       Total comprehensive income             $   14,823    $     (118)        $      (51)        $   14,654
                                              ==========    ==========         ==========         ==========
Balance at December 31, 1998

       Issuance of common stock -
             employee stock options

        Earned compensation from
             Supplemental Executive
             Retirement Plan / Recognition
             and Retention Plan

       Common stock repurchased

       Net income

       Total comprehensive income             $   16,205    $      856         $       --         $   17,061
                                              ==========    ==========         ==========         ==========
Balance at December 31, 1999

       Issuance of common stock -
             employee stock options

        Earned compensation from
             Supplemental Executive
             Retirement Plan / Recognition
             and Retention Plan

       Common stock repurchased

       Net income

       Total comprehensive income             $   18,139    $      232         $     (847)        $   17,524
                                              ==========    ==========         ==========         ==========
Balance at December 31, 2000


         See accompanying notes to the consolidated financial statements

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  YEARS ENDED DECEMBER 31
                                                                                           -------------------------------------
                                                                                             2000          1999          1998
                                                                                           ---------     ---------     ---------
                                                                                                       (IN THOUSANDS)
Cash Flows From Operating Activities:
       Net income                                                                          $  18,139     $  16,205     $  14,823
       Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization of premises and equipment                             796           987         1,556
             Amortization of premium on purchased loans                                        2,755           391            --
             Amortization of original issue discount and deferred debt issuance costs
             on CMO's                                                                            874            --            --
             Amortization of deferred loan origination fees, net of costs                     (1,745)       (2,513)       (2,730)
             Provision for loan losses                                                         4,775         4,950         5,950
             Provision for losses on other real estate owned                                     167           195           608
             Gain on sale of investment securities available for sale                         (1,412)           --            --
             Gain on sale of mortgage-backed securities                                           --            --           (85)
             Loss on sales of other real estate owned                                              2           205           124
             Increase in interest receivable                                                  (2,466)       (1,062)       (1,405)
             Deferred income tax benefit                                                      (1,321)       (3,851)       (1,941)
             Increase in other assets                                                           (115)         (361)         (934)
             Increase (decrease) in accounts payable and other liabilities                      (346)          132           219
                                                                                           ---------     ---------     ---------

                  Net cash provided by operating activities                                   20,103        15,278        16,185
                                                                                           ---------     ---------     ---------

Cash Flows From Investing Activities:
       Purchases of investment securities available for sale                                 (17,998)      (57,345)      (20,401)
       Proceeds from the maturity of investment securities available for sale                 15,000            --        55,050
       Proceeds from the sale of investment securities for sale                               16,176            --            --
       Purchase of CRA investment                                                             (4,766)           --            --
       Decrease (increase) in stock in Federal Home Loan Bank                                  4,931         3,739          (714)
       Repayment of principal on mortgage-backed securities held to maturity                      --            --         7,122
       Proceeds from the sale of mortgage-backed securities held to maturity                      --            --        17,924
       Cash paid to acquire ICCMAC Multifamily and Commercial Trust 1999-1                   (51,069)           --            --
       Purchases of loans receivable                                                        (189,889)      (91,402)       (2,361)
       Decrease (increase) in loans receivable, net                                           75,264       (16,562)      (88,377)
       Repayment of loans held in trust                                                       41,264            --            --
       Proceeds from sale of real estate loans held for sale                                  12,720        23,501        14,150
       Proceeds from sale of other real estate owned                                           1,685         4,586         2,501
       Cash paid for capital expenditures                                                       (798)         (857)       (1,227)
       Other, net                                                                                 33           110            --
                                                                                           ---------     ---------     ---------

                  Net cash used in investing activities                                      (97,447)     (134,230)      (16,333)
                                                                                           ---------     ---------     ---------

Cash Flows From Financing Activities:
       Proceeds from exercise of employee stock options                                           36           542           109
       Cash paid to acquire treasury stock                                                    (7,701)         (515)       (8,229)
       Proceeds from issuance of trust preferred securities                                   13,580            --            --
       Principal payments on collateralized mortgage obligations                             (43,949)           --            --
       Net increase in deposit accounts                                                      102,086        46,815        22,985
       Amounts borrowed from the Federal Home Loan bank                                      246,000       254,000        80,500
       Repayment of amounts borrowed from Federal Home Loan Bank                            (234,000)     (235,250)      (93,500)
                                                                                           ---------     ---------     ---------

                  Net cash provided by financing activities                                   76,052        65,592         1,865
                                                                                           ---------     ---------     ---------

                        Net (decrease) increase in cash and cash equivalents                  (1,292)      (53,360)        1,717
                        Cash and cash equivalents at beginning of period                      72,242       125,602       123,885
                                                                                           ---------     ---------     ---------

                        Cash and cash equivalents at end of period                         $  70,950     $  72,242     $ 125,602
                                                                                           =========     =========     =========

Supplemental Cash Flow Information:
       Cash paid during the period for interest                                            $  68,625     $  48,150     $  51,373
       Cash paid during the period for income taxes                                        $  13,550     $  15,245     $  12,630
Noncash Investing Transactions:
       Loans transferred to other real estate owned                                        $   3,063     $   4,826     $     479
       Loans to facilitate the sale of other real estate owned                             $      --     $     390     $   1,392


        See accompanying notes to the consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998



NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION - ITLA Capital Corporation and Subsidiaries ("ITLA Capital", "the Company", or "we") is primarily engaged in the origination of loans secured by income producing real estate. Through our principal operating subsidiary, Imperial Capital Bank ("Imperial" or "the Bank"), the Company accepts deposits insured by the Federal Deposit Insurance Corporation ("FDIC") which are used primarily to fund the investment in variable rate commercial and residential real estate loans. During 2000, we acquired 100 percent of the equity and certain collateralizerd mortgage obligations ("CMO's") of the ICCMAC Multifamily and Commercial Trust 1999-1 (the "ICCMAC Trust"), through our Imperial Capital Real Estate Investment Trust ("Imperial Capital REIT") subsidiary. Additionally, we formed, ITLA Capital Statutory Trust I (the "Trust Preferred I"), a subsidiary whose sole purpose was to issue Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Deferrable Interest Debentures (the "Trust Preferred securities").

       We were organized in 1996 and became the sole shareholder of Imperial as a result of a transaction that occurred on October 1, 1996. On that date, a nonoperating subsidiary of the Company was merged with and into Imperial, and all outstanding shares of Imperial common stock were converted into an equal number of shares of our common stock. This transaction was accounted for as a reorganization of entities under common control.

       Imperial has operated as a California industrial bank since 1974, and became a publicly traded company in October 1995, when its shares were sold in an initial public offering. Imperial operates six deposit branches in California. From its formation in 1974 until December 31, 1999, Imperial operated under the name Imperial Thrift and Loan Association. Effective January 1, 2000, Imperial changed its name to Imperial Capital Bank.

       In prior years, we also operated ITLA Funding Corporation ("Funding"), which was formed to originate commercial real estate loans for sale in the secondary market. In 1998, Funding sold fixed rate originations on a table funded basis to conduits that issue commercial mortgage-backed securities. In 1999, Funding suspended separate operations and all of its ongoing operations were merged into Imperial.

       FINANCIAL STATEMENT PRESENTATION - The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States ("GAAP") and to prevailing practices within the financial services industry. The consolidated financial statements include the accounts of the Company and it's wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. Certain amounts in prior periods have been reclassified to conform to the presentation in the current period. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       CASH AND CASH EQUIVALENTS - We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

       INVESTMENT SECURITIES - Investment securities available for sale are carried at fair value with unrealized gains or losses reported net of taxes as a component of other comprehensive income until realized.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       REAL ESTATE LOANS -- Real estate loans, which includes real estate loans and real estate loans held in trust, are generally carried at principal amounts outstanding plus purchase premiums, less charge-offs, net deferred loan origination fees and other unearned income. Deferred loan origination fees and other unearned income include deferred unamortized fees net of direct incremental loan origination costs. Interest income is accrued as earned. Net purchase premiums or discounts and deferred loan origination fees are amortized or accreted into interest income using the interest method.

       Loans are placed on nonaccrual status when they become 90 days or more contractually delinquent, or earlier if the collection of interest is considered by management to be unlikely. When a loan is placed on nonaccrual status, all previously accrued but uncollected interest is reversed against current period operating results. Subsequent cash collections on nonaccrual loans are either recognized as interest income on a cash basis if the loan is well secured and in management's judgment the net book value is fully collectible, or recorded entirely as a reduction of principal.

       Loans secured by income producing real estate are considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement on a timely basis. The Company evaluates impairment on a loan by loan basis. Once such a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate or by using the loan's most recent market price or the fair value of the collateral if the loan is collateral dependent.

       When the measurement of an impaired income producing real estate loan is less than the recorded amount of the loan, a valuation allowance is established by a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.

       Our policy for recognizing interest income on impaired loans is the same as that for nonaccrual loans.

       ALLOWANCE FOR LOAN LOSSES - We maintain an allowance for loan losses at a level considered adequate to cover probable losses on loans. In evaluating the adequacy of the allowance for loan losses, management estimates the amount of the loss for each loan that has been identified as having more than standard credit risk. Those estimates give consideration to, among other factors, economic conditions, estimated real estate collateral value and cash flow, and the financial strength and commitment of the borrower or guarantors, where appropriate. Additionally, an estimate for loan loss is calculated for the remaining portion of the portfolio giving consideration to the Company's historical loss experience in the portfolio, adjusted, as appropriate, for the estimated effects of current economic conditions and changes in the composition of the loan portfolio over time. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance, or portion thereof, has been confirmed.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       OTHER REAL ESTATE OWNED -- Other real estate owned ("OREO") represents real estate acquired through or in lieu of foreclosure. OREO is held for sale and is initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or estimated fair value less costs of disposition. The net operating results from OREO are recognized in the current periods as non-interest expense.

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

       INCOME TAXES - Provision for income taxes is the amount of estimated tax due reported on the our tax returns and the change in the amount of deferred tax assets and liabilities. Deferred income taxes represent the estimated net income tax expense payable (or benefits receivable) for temporary differences between the accounting basis and tax basis of our assets and liabilities.

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

       STOCK-BASED COMPENSATION - We account for our stock-based compensation plan in accordance with Accounting Principles Board ("APB") Opinion No. 25 - "Accounting for Stock Issued to Employees". Under APB Opinion No. 25, no compensation expense is recognized for a stock option grant if the exercise price of the stock option at measurement date is equal to or greater than the fair market value of the common stock on the date of grant. We have disclosed in
Note 12 - Benefit Plans the pro forma effect on net income and earnings per share as if the we had elected to recognize compensation expense for the stock options granted.

       COMPREHENSIVE INCOME - Other comprehensive income is displayed in the Consolidated Statement of Changes in Shareholders' Equity and consists entirely of the change in net unrealized holding gain or loss on securities classified as available for sale, net of the related income tax effect.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gain and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

       In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". The FASB concluded that, due to effected entities and their auditors requesting more time to study, understand, and implement the provisions of this statement, it is appropriate to defer the effective date of SFAS No. 133. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on January 1, 2001. The impact of the adoption did not have a material effect on the Company's financial position or results of operations.

       In September of 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of FASB Statement No. 125." As of December 31, 2000, the Company has adopted accounting and disclosure requirements of SFAS No. 140 as set forth in paragraphs 15 and 17 of the Statement, respectively. The adoption of SFAS No. 140 did not have an impact on the financial condition or the results of operations of the Company.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 2---INVESTMENT SECURITIES

       The amortized cost and fair value of investment securities as of December 31, 2000 and 1999 are as follows:


                                                                                                 GROSS UNREALIZED
                                                                     AMORTIZED                 --------------------
                                                                       COST     FAIR VALUE      GAINS       LOSSES
                                                                     ---------  ----------     -------      -------
                                                                                     (IN THOUSANDS)
DECEMBER 31, 2000:
      Investment securities available for sale:
            U.S. Government Agency                                   $46,196      $46,319      $   123      $    --
            Equity securities                                             22            6           --           16
                                                                     -------      -------      -------      -------

                 Total investment securities available for sale      $46,218      $46,325      $   123      $    16
                                                                     =======      =======      =======      =======

DECEMBER 31, 1999:
      Investment securities available for sale:
            US Governement Agency                                    $43,260      $43,012      $    --      $   248
            Equity securities                                         14,786       16,235        1,449           --
                                                                     -------      -------      -------      -------

                 Total investment securities available for sale      $58,046      $59,247      $ 1,449      $   248
                                                                     =======      =======      =======      =======


       At December 31, 2000, the carrying value of U.S. government securities available for sale consisted of $33.3 million of securities that mature in one year or less with an average yield of 6.22%, $10.0 million of securities that mature within two years with an average yield of 7.05%, which are callable on February 28, 2001, and $3.0 million of securities maturing within three years with an average yield of 6.80%, which are callable on October 11, 2001.

       At December 31, 1999, the carrying value of U.S. government securities available for sale consisted of $10 million of securities that mature in one year or less with an average yield of 5.06%, with the remaining $33.0 million of securities maturing within two years with an average yield of 6.22%.

       During 2000 and 1999, there were no transfers from the held to maturity portfolio and no securities were sold prior to their maturity or call date.

       Gross realized gains on investment securities were $1.4 million and $85,000 for the years ended December 31, 2000 and 1998, respectively. There were no gross realized gains on investment securities in 1999. There were no gross realized losses on investment securities for the years ended December 31, 2000, 1999 and 1998, respectively.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 3--REAL ESTATE LOANS

       Real estate loans are held in the Bank's portfolio and consist of the following:


                                                           DECEMBER 31
                                                  -----------------------------
                                                     2000               1999
                                                  -----------       -----------
                                                         (IN THOUSANDS)
Real estate loans                                 $   967,691       $   864,048
Construction loans                                     95,206           107,833
Other                                                   3,912                --
                                                  -----------       -----------

                                                    1,066,809           971,881
Unamortized premium                                     4,297             2,590
Deferred loan origination fees, net of costs           (2,571)           (3,096)
                                                  -----------       -----------

                                                    1,068,535           971,375
Allowance for loan losses                             (22,608)          (19,895)
                                                  -----------       -----------

                                                  $ 1,045,927       $   951,480
                                                  ===========       ===========


       At December 31, 2000, approximately 78.1%, 9.3% and 12.6% of the Bank's loans collateralized by real estate are secured by income producing properties, properties under development and residential one-to-four family properties, respectively. Approximately 65.8% of our loans secured by real estate were collateralized by properties located in California.

       At December 31, 2000, approximately $283.7 million of real estate loans were pledged to secure a line of credit at the Federal Home Loan Bank of San Francisco ("FHLB"). (See Note 10 - FHLB Advances.)

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 3--REAL ESTATE LOANS (Continued)

       The following is the activity in the allowance for loan losses on real estate loans for the periods indicated.


                                                        AS OF AND FOR THE YEARS ENDED DECEMBER 31
                                                        -----------------------------------------
                                                            2000           1999           1998
                                                          --------       --------       --------
                                                                      (IN THOUSANDS)
Balance at beginning of year                              $ 19,895       $ 16,811       $ 12,178

       Provision for loan losses                             4,775          4,950          4,550

   Charge-offs:
       Real estate loans                                    (1,453)        (2,088)           (64)
       Construction loans                                   (1,000)            --             --
                                                          --------       --------       --------
                 Total charge-offs                          (2,453)        (2,088)           (64)
                                                          --------       --------       --------

   Recoveries:
       Real estate loans                                       391            222            147
                                                          --------       --------       --------
                 Total recoveries                              391            222            147
                                                          --------       --------       --------
                    Net (charge-offs) recoveries            (2,062)        (1,866)            83
                                                          --------       --------       --------
Balance at end of year                                    $ 22,608       $ 19,895       $ 16,811
                                                          ========       ========       ========


       As of December 31, 2000 and 1999, the accrual of income had been suspended on approximately $17.4 million and $8.0 million, respectively, of loans secured by real estate. Interest income that was contractually due on loans that were on nonaccrual status that was not recognized during the years ended December 31, 2000, 1999 and 1998 was approximately $679,000, $574,000 and $326,000 respectively.

       The provision for valuation allowance on loans held for sale totaled $1.4 million for the year ending December 31, 1998. During 1998, we designated a pool of loans previously classified as held for investment as held for sale. In connection therewith, we recorded a provision for valuation allowance of $1.4 million. These loans were subsequently sold during the year with no additional gain or loss.

       As of December 31, 2000 and 1999, restructured loans totaled $4.4 million and $14.0 million respectively. There were no related commitments to lend additional funds on restructured loans. For the years ended December 31, 2000, 1999 and 1998, $826,000, $1.4 million and $175,000, respectively, of gross interest income would have been recorded had the loans been current in accordance with their original terms compared to $780,000, $1.4 million and $140,000, respectively, of interest income which was included in net income for the same periods. The average yield on restructured loans was 9.28% at December 31, 2000.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 3--REAL ESTATE LOANS (Continued)

        The Bank's recorded investment in impaired loans, and the related valuation allowance, were as follows:


                                      DECEMBER 31, 2000          DECEMBER 31, 1999
                                   -----------------------    ----------------------
                                    RECORDED     VALUATION     RECORDED    VALUATION
                                   INVESTMENT    ALLOWANCE    INVESTMENT   ALLOWANCE
                                   ----------    ---------    ----------   ---------
                                        (IN THOUSANDS)             (IN THOUSANDS)
Valuation allowance required         $11,086      $ 1,818      $ 3,724      $   734
No valuation allowance required        7,021           --       16,602           --
                                     -------      -------      -------      -------

       Total impaired loans          $18,107      $ 1,818      $20,326      $   734
                                     =======      =======      =======      =======


       All impaired loans with a valuation allowance were on nonaccrual status at December 31, 2000. The average recorded investment in impaired loans for the years ended December 31, 2000, 1999 and 1998 was $13.4 million, $8.7 million and $5.5 million, respectively. Interest income recognized on impaired loans for the years ended December 31, 2000, 1999 and 1998 was $368,000, $414,000 and $22,000,
respectively.

       Loans having carrying values of $3.0 million and $4.8 million were transferred to OREO in 2000 and 1999, respectively.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 4--ACQUISITION OF ICCMAC MULTIFAMILY AND COMMERCIAL TRUST 1999-1

       On March 28, 2000, ITLA Capital completed the acquisition of the ICCMAC Trust. The acquisition of the ICCMAC Trust has been recorded using the purchase method of accounting. At the time of the acquisition, the ICCMAC Trust contained $250.5 million of loans, consisting of approximately 35% commercial real estate and 65% multi-family real estate loans. The ICCMAC Trust's loans were held as collateral for $205.4 million of bonds in the form of CMO's. ITLA Capital's investment in the ICCMAC Trust is held through Imperial Capital REIT, its qualified Real Estate Investment Trust subsidiary. ITLA Capital paid $51.1 million to acquire 100 percent of the equity and certain CMO's of the ICCMAC Trust. As of December 31, 2000, and for the period from March 28 to December 31, 2000 the financial condition and results of operations of the ICCMAC Trust have been included in the accompanying consolidated financial statements of ITLA Capital.

       Real estate loans held in trust for collateralized mortgage obligations consisted of the following at December 31, 2000:


                                BALANCE
                              ------------
                             (IN THOUSANDS)
Real estate loans              $ 209,297
Unamortized premium                7,003
                               ---------
                                 216,300
Allowance for loan losses         (4,578)
                               ---------
                               $ 211,722
                               =========


       The following is the activity in the allowance for loan losses relating to real estate loans held in the ICCMAC Trust from the date of acquisition to December 31, 2000:


                                        BALANCE
                                      ------------
                                     (IN THOUSANDS)
Balance at beginning of year            $    --
Additions due to purchases                4,614
Charge-offs                                 (36)
                                        -------
Balance at end of year                  $ 4,578
                                        =======


       At December 31, 2000, our recorded investment in impaired loans of the ICCMAC Trust was $740,000. There was no valuation allowance required on these loans.

       The average recorded investment in impaired real estate loans of the ICCMAC Trust from the date of acquisition through December 31, 2000 was $946,000. There was no interest income recognized on these impaired loans for the year ended December 31, 2000.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 4--ACQUISITION OF THE ICCMAC MULTIFAMILY AND COMMERCIAL TRUST 1999-1 (Continued)

       The following is a summary of the outstanding CMO's of the ICCMAC Trust as of December 31, 2000:


                                                            ESTIMATED
                                          INTEREST RATE     WEIGHTED
                          RECORDED        MARGIN OVER 6     AVERAGE
         CLASS             AMOUNT          MONTH LIBOR        LIFE            RATING
       --------         ------------      -------------    ---------          ------
                       (IN THOUSANDS)                      (IN YEARS)
          A-1            $  18,540            0.28%            0.2             AAA
          A-2               94,831            0.42%            1.1             AAA
           S                 5,400         zero coupon         3.2             AAA
          A-3               17,447            0.60%            2.4             AAA
           B                11,631            0.88%            2.8             AA
           C                14,539            1.55%            3.3              A
                          --------
                           162,388
       Discount               (536)
                          --------
                          $161,852
                          ========


       The interest rate on the variable rate CMO's adjusts monthly and the repayment of the bonds is based on the cash flows of the underlying loan portfolio.


NOTE 5--OTHER REAL ESTATE OWNED

       Other real estate owned was stated as follows:


                                              DECEMBER 31
                                         ---------------------
                                          2000           1999
                                         -------       -------
                                             (IN THOUSANDS)
Real estate owned held for sale          $ 2,377       $ 1,248
Less valuation allowance                    (127)         (207)
                                         -------       -------
       Other real estate owned, net      $ 2,250       $ 1,041
                                         =======       =======

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 5--OTHER REAL ESTATE OWNED (Continued)

       The activity in the allowance for other real estate owned was as follows:


                                                                   AS OF AND FOR THE YEARS ENDED DECEMBER 31
                                                                   -----------------------------------------
                                                                        2000          1999         1998
                                                                      -------       -------       -------
                                                                                 (IN THOUSANDS)
Balance at beginning of year                                          $   207       $   221       $   732

       Provision for estimated losses on other real estate owned          167           195           608
       Charge-offs upon sale of other real estate owned                  (247)         (209)       (1,119)
                                                                      -------       -------       -------

 Balance at end of year                                               $   127       $   207       $   221
                                                                      =======       =======       =======


NOTE 6--PREMISES AND EQUIPMENT

       Premises and equipment are stated at cost less accumulated depreciation and amortization and consist of the following:


                                                    DECEMBER 31
                                               ---------------------
                                                 2000          1999
                                               -------       -------
                                                   (IN THOUSANDS)
Furniture, fixtures and equipment              $ 3,706       $ 5,171
Leasehold improvements                           4,487         3,918
Automobiles                                        265           282
                                               -------       -------

                                                 8,458         9,371
Accumulated depreciation and amortization       (5,768)       (6,118)
                                               -------       -------

                                               $ 2,690       $ 3,253
                                               =======       =======


       Depreciation and amortization expense on premises and equipment for the years ended December 31, 2000, 1999 and 1998 was $796,000, $987,000 and
$903,000, respectively.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 7--DEPOSIT ACCOUNTS

       Deposit accounts consist of the following:


                                                DECEMBER 31
                                         --------------------------
                                            2000            1999
                                         ----------      ----------
                                               (IN THOUSANDS)
Money market and passbook accounts       $  102,868      $  126,529
Time certificates under $100,000            572,851         522,227
Time certificates $100,000 and over         339,980         264,857
                                         ----------      ----------

                                         $1,015,699      $  913,613
                                         ==========      ==========


       Money market and passbook accounts have no contractual maturity and pay interest at rates ranging from 1.00% to 8.16% per annum. Additionally, some money market accounts have limited checking features which allow three check withdrawals per month. Time certificates have maturities ranging from 30 days to five years and bear interest at varying rates based on market conditions, ranging from 2.46% to 8.77% per annum.

       There were no brokered deposits at December 31, 2000. Interest expense on time certificates $100,000 and over for the years ended December 31, 2000, 1999 and 1998 amounted to approximately $17.4 million, $12.9 million and $11.2 million, respectively.

       The Bank is a member of the FDIC and its deposits are insured up to $100,000 each per insured depositor.

       As of December 31, 2000, the contractual maturities of time certificate accounts were as follows:


  YEAR OF
  MATURITY                            AMOUNT
  --------                         ------------
                                  (IN THOUSANDS)
    2001                            $ 837,560
    2002                               68,758
    2003                                5,419
    2004                                1,094
                                    ---------

                                    $ 912,831
                                    =========

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 8--LINES OF CREDIT

       As of December 31, 2000 and 1999, the Bank had uncommitted, unsecured lines of credit with two banks renewable daily in the amount of $30.0 million. There were no borrowings against these lines at December 31, 2000 and 1999.

NOTE 9--GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
         JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

       In September 2000, the Company formed a wholly-owned trust subsidiary, ITLA Capital Statutory Trust I ("Statutory Trust I") and sold $14.0 million of 10.60% cumulative trust preferred securities which are reflected on the Consolidated Statement of Financial Condition as Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Deferrable Interest Debentures (the "Trust Preferred securities"). The Trust Preferred securities mature on September 7, 2030 and pay dividends each March 7 and September 7 during the term of this security. Statutory Trust I used the proceeds from the sale of the Trust Preferred securities to purchase 10.60% junior subordinated deferrable interest debentures issued by the Company. The sole assets of the Statutory Trust I are $14.0 million of junior subordinated deferrable interest debentures, which eliminate in consolidation and have the same maturities, dividend payment and terms as the Trust Preferred securities. The obligations of the Company related to the Statutory Trust I constitute a full and unconditional guarantee by the Company of the Statutory Trust I issuer's obligations under the Trust Preferred securities. We used the proceeds from the junior subordinated debentures for general corporate purposes, including a $13.5 million capital contribution to the Bank to support future growth. The dividends payable on the Trust Preferred securities are reflected as minority interest in income of subsidiary in the consolidated financial statements. From the date of sale through December 31, 2000, we recorded minority interest in income of subsidiary totaling $478,000. The recorded balance of Trust Preferred securities was $13.5 million at December 31, 2000. The deferred issuance costs of the Trust Preferred Securities are being amortized over a ten year period.

NOTE 10--FHLB ADVANCES

       FHLB advances represent collateralized obligations with the FHLB of San Francisco, and are summarized by contractual maturity as follows:


             YEAR OF
             MATURITY                    AMOUNT
             --------                 ------------
                                     (IN THOUSANDS)
               2001                     $62,500
               2002                       5,000
               2003                       5,750
               2004                       6,000
                                        -------

                                        $79,250
                                        =======


       We have pledged real estate loans with a carrying value of $283.7 million, and cash equivalents and investment securities available for sale with a carrying value of $46.3 million, for a total of $330.0 million of assets pledged as collateral for this borrowing facility. The total borrowing capacity available from the collateral that has been pledged is approximately $245.3 million, of which $79.3 million has been utilized as of December 31, 2000.

       The following table represents the maximum month-end balance outstanding, weighted-average daily balance outstanding, average rates paid during the year, and the average rates on the balance at year-end for FHLB advances:


                                                     DECEMBER 31
                                                ---------------------
                                                 2000           1999
                                                -------       -------
                                                (DOLLARS IN THOUSANDS)
Maximum month-end balance outstanding           $79,250       $67,250
Weighted-average daily balance outstanding      $30,366       $37,235
Average rates paid during the year                 5.84%         5.39%
Average rates on balance at year-end               6.56%         5.61%
Balance at year-end                             $79,250       $67,250

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 11--NONRECURRING GENERAL AND ADMINISTRATIVE EXPENSES

       Nonrecurring general and administrative expenses of $1.4 million were recognized during the year ended December 31, 2000. The nonrecurring expenses consist primarily of the write-off of fixed assets, leasehold improvements and estimated costs related to sublease contracts on leased premises at market rates that are lower than the contractual lease rate. These expenses were the result of the consolidation of the Bank's headquarters with the Company's headquarters in La Jolla, California, effective during the March 2000 quarter.

       Activity in the allowance for restructuring charges during 2000 was as follows:


                                       DECEMBER 31, 2000
                                --------------------------------
                                ALLOWANCE   CHARGES
                                PROVIDED    INCURRED     BALANCE
                                --------    --------     -------
                                     (DOLLARS IN THOUSANDS)
Write-off of fixed assets,
     leasehold improvements      $  847      $ (693)      $  154
Costs related to sublease
     contract                       553        (211)         342
                                 ------      ------       ------

    Total                        $1,400      $ (904)      $  496
                                 ======      ======       ======


NOTE 12--BENEFIT PLANS

       Salary Savings Plan. We have a salary savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to 15% of their compensation. We match 50% of each employee's salary deferral, up to a maximum 6% of the employee's salary. Employees vest in employer contributions and the earnings thereon over a five year period. Our matching contributions to the Savings Plan were $118,000, $147,000 and $181,000 in 2000, 1999 and 1998, respectively.

       Nonqualified Deferred Compensation Plans. We have deferred compensation plans designed to provide additional retirement benefits for certain officers and key employees who cannot take full advantage of the Savings Plan. There were no costs associated with these deferred compensation plans in 2000 and 1999. Costs associated with these deferred compensation plans, primarily interest expense, amounted to $4,000 in 1998.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 12--BENEFIT PLANS (Continued)

       Long-Term Supplemental Executive Retirement Plan. We have adopted a Long-Term Supplemental Executive Retirement Plan (the "SERP") for certain officers and key employees which provides for participants to be awarded shares of common stock of the Company on a tax deferred basis from the current Recognition and Retention Plan ("RRP") previously approved by the shareholders. Such shares vest in three-year cycles or earlier at the discretion of the Compensation Committee of the Board of Directors, and once vested, may be distributed to participants upon a change in control or the participant's death, disability, retirement date or date of termination of employment. During 1998, we issued shares of common stock, representing the remaining number of unissued shares authorized to be awarded under the RRP, to a Rabbi Trust managed by a third-party financial institution. No shares were allocated during 2000. For 1999 and 1998, 58,017 and 29,393 shares, respectively, were then allocated to designated SERP accounts for the future benefit of certain Company executives. (The 1999 amount consisted of 28,624 shares allocated for 1999 and a retroactive allocation of 29,393 shares for 1997.) We recognized $264,000 and $528,000 of compensation expense from the SERP/RRP in 2000 and 1999 respectively.

       Stock Plans. We adopted an employee stock incentive plan and stock option plan for nonemployee directors (collectively, "the Stock Plan") which provides for the award of up to 1,000,000 shares of common stock to officers, directors and employees as compensation for future services, not to exceed a combined 550,000 shares during 1995, the first year of the Stock Plan, with annual awards thereafter limited to 100,000 additional shares. As of December 31, 2000, we granted an aggregate of 1,152,000 options under the Stock Plan, of which 86,749 have been exercised and 309,001 have been forfeited. The exercise price per share of the options so granted ranges from $10 to $18 per share and will generally vest 33-1/3% per year, beginning with the first anniversary of the date of each individual grant.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 12--BENEFIT PLANS (Continued)

       The number of options and weighted-average exercise prices of options for each of the following groups of options, for the periods indicated, are as follows:


                                                                                     WEIGHTED-AVERAGE
                                                         NUMBER OF OPTIONS            EXERCISE PRICES
                                                       ----------------------       ------------------
                                                        2000           1999          2000        1999
                                                       -------        -------       ------      ------
Options outstanding at the beginning of the year       789,500        750,000       $13.26      $13.05

    Options granted during the year                    119,000        100,000       $12.20      $14.00
    Options exercised during the year                   (3,833)       (51,000)      $10.35      $10.64
    Options forfeited during the year                 (148,417)        (9,500)      $15.07      $17.63
                                                       -------        -------

Options outstanding at the end of the year             756,250        789,500       $12.75      $13.26
                                                       =======        =======

Options exercisable at the end of the year             569,333        534,500       $12.33      $11.99
                                                       =======        =======


       The fair value of each option grant was estimated on the date of grant using an option pricing model with the following weighted-average assumptions for option grants:


                                            WEIGHTED-AVERAGE ASSUMPTIONS FOR OPTION GRANTS
                                       -------------------------------------------------------
                                          2000                  1999                  1998
                                       -----------           -----------           -----------
Dividend Yield                             0.0%                  0.0%                  0.0%
Expected Volatility                       31.2%                 31.9%                 28.8%
Risk-Free Interest Rates              5.89% - 6.79%             4.72%                 5.58%
Expected Lives                         Seven Years           Seven Years           Seven Years
Weighted-Average Fair Value           $5.36 - $6.84             $6.18                 $7.93


       We account for the Stock Plan under APB Opinion No. 25 and, accordingly, no compensation costs have been recognized in the accompanying consolidated statements of income for 2000, 1999 or 1998. If compensation costs for the Stock Plan had been determined under SFAS No. 123 - "Accounting for Stock-Based Compensation", pro forma net income would have been $17.8 million, $15.7 million and $14.2 million and Diluted Earnings Per Share would have been $2.46, $2.14 and $1.82 for the years ended December 31, 2000, 1999 and 1998, respectively.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 13--INCOME TAXES

       Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

       Significant components of our deferred tax assets and liabilities are as follows:


                                                                         DECEMBER 31
                                                                    ----------------------
                                                                      2000           1999
                                                                    -------        -------
                                                                       (IN THOUSANDS)
Components of the deferred tax asset:
   Allowance for loan losses                                        $ 8,903        $ 8,818
   Accrued expenses                                                   2,655          2,658
   State income taxes                                                 1,198          1,059
   Premiums on purchased loans                                          606             --
   Other real estate owned                                              144            278
   Permanent impairment on equity security                              156            186
   Unrealized loss on investment securities available for sale           --            123
                                                                    -------        -------

      Total deferred tax assets                                      13,662         13,122
                                                                    -------        -------

Components of the deferred tax liability:
   Deferred loan origination costs                                    1,116          1,645
   FHLB stock dividends                                               1,195          1,234
   Unrealized gain on investment securities available for sale           16            719
   Other                                                                 33            123
                                                                    -------        -------

      Total deferred tax liabilities                                  2,360          3,721
                                                                    -------        -------

         Net deferred tax asset                                     $11,302        $ 9,401
                                                                    =======        =======


       The deferred tax asset is considered fully realizable, as when the temporary differences associated with the deferred tax asset are recognized for income tax purposes, those deductions are expected to be fully offset, either by carryback against previously taxed income or by future taxable income. Accordingly, we have not established a valuation allowance on the deferred tax asset.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 13--INCOME TAXES (Continued)

       A summary of the provision for income taxes follows:


                        YEARS ENDED DECEMBER 31
                --------------------------------------
                  2000           1999           1998
                --------       --------       --------
                            (IN THOUSANDS)
Current:
   Federal      $  9,912       $ 11,362       $  9,347
   State           3,289          3,759          2,898
                --------       --------       --------

                  13,201         15,121         12,245
                --------       --------       --------

Deferred:
   Federal          (804)        (2,841)        (1,630)
   State            (517)        (1,010)          (311)
                --------       --------       --------

                  (1,321)        (3,851)        (1,941)
                --------       --------       --------

                $ 11,880       $ 11,270       $ 10,304
                ========       ========       ========


       A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:


                                                           YEARS ENDED DECEMBER 31
                                                         ----------------------------
                                                         2000        1999        1998
                                                         ----        ----        ----
Federal statutory income tax rate                        35.0%       35.0%       35.0%
State income tax, net of federal income tax benefit       7.0%        7.0%        7.0%
State income tax credits and other benefits              (2.4%)      (1.0%)      (1.0%)
                                                         ----        ----        ----

      Effective income tax rate                          39.6%       41.0%       41.0%
                                                         ====        ====        ====


       The income tax (benefit) expense component of other comprehensive income was $(580,000), $595,000 and $(112,000) for the years ended December 31, 2000,
1999 and 1998, respectively.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 14--FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

       We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments consist of commitments to extend credit. These instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contractual amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

       We have exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit. This exposure is represented by the contractual amount of those instruments as the Company uses the same lending policies for these instruments as it does for the loan portfolio. We had outstanding unfunded loan commitments, including the unfunded portion of construction loans, of approximately $53.1 million and $71.7 million at December 31, 2000 and 1999, respectively.


NOTE 15--COMMITMENTS AND CONTINGENCIES

COMMITMENTS

       We lease office facilities under noncancelable operating leases. Estimated future minimum lease payments required under leases with initial or remaining noncancelable terms in excess of one year at December 31, 2000 are as follows:


                                   (IN THOUSANDS)

             2001                     $ 1,603
             2002                       1,509
             2003                       1,384
             2004                       1,150
             2005                       1,101
          Thereafter                      719
                                      -------

                                      $ 7,466
                                      =======


       Certain leases contain rental escalation clauses based on increases in the Consumer Price Index, and renewal options of up to ten years which may be exercised by the Company. We incurred rent expense of $1.6 million, $1.7 million and $1.8 million in 2000, 1999 and 1998, respectively.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 15--COMMITMENTS AND CONTINGENCIES (Continued)

CONTINGENCIES

       We are subject to various pending legal actions which arise in the normal course of business. We maintain reserves for losses from legal actions which are both probable and estimable. Although the amount of the ultimate exposure, if any, cannot be determined at this time, in management's opinion, based upon advice of counsel, the disposition of claims currently pending will not have a material adverse effect on our financial condition or results of operations.


NOTE 16--REGULATORY REQUIREMENTS

       The Bank is subject to supervision and regulation by the FDIC and the Department of Financial Institutions ("DFI") of the State of California under the provisions of the California Banking Law. These provisions authorize the Bank's issuance of certificates of deposit, place limits on the size of loans the Bank can make, and specify the maintenance of minimum liquidity levels.

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

       Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets ("Leverage Ratio"). Management believes, as of December 31, 2000, that the Bank meets all applicable capital adequacy requirements.

       As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum Total Risk-Based, Tier 1 Risk-Based and Tier 1 Leverage Ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 16--REGULATORY REQUIREMENTS (Continued)

       The Bank's actual regulatory capital amounts and ratios are presented in the following table:


                                                                 MINIMUM              CAPITAL REQUIRED
                                                             REQUIREMENT FOR            TO MAINTAIN
                                                            CAPITAL ADEQUACY         "WELL CAPITALIZED"
                                        ACTUAL                  PURPOSES                DESIGNATION
                                  ------------------       ------------------       -------------------
                                   AMOUNT       RATIO       AMOUNT       RATIO       AMOUNT      RATIO
                                  --------     ------      --------     ------      --------    -------
                                                          (DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 2000
-----------------------

Total capital
   (to risk-weighted assets)      $124,025      11.6%      $ 85,403       8.0%      $106,754      10.0%

Tier 1 capital
   (to risk-weighted assets)      $110,581      10.4%      $ 42,702       4.0%      $ 64,052       6.0%

Tier 1 capital
   (to average total assets)      $110,581       9.1%      $ 48,504       4.0%      $ 60,630       5.0%


AS OF DECEMBER 31, 1999
-----------------------

Total capital
   (to risk-weighted assets)      $110,531      11.4%      $ 77,770       8.0%      $ 97,213      10.0%

Tier 1 capital
   (to risk-weighted assets)      $ 98,299      10.1%      $ 38,885       4.0%      $ 58,328       6.0%

Tier 1 capital
   (to average total assets)      $ 98,299       9.0%      $ 43,485       4.0%      $ 54,356       5.0%

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 17--EARNINGS PER SHARE

       The following is a reconciliation of the amounts used in the calculation of Basic Earnings Per Share and Diluted Earnings Per Share.


                                                           WEIGHTED-
                                                           AVERAGE      PER
                                               NET          SHARES     SHARE
                                             INCOME      OUTSTANDING   AMOUNT
                                             -------     -----------   ------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

YEAR ENDED DECEMBER 31, 2000
----------------------------

       Basic Earnings Per Share              $18,139        7,046      $2.57
       Dilutive Effect of Stock Options           --          192      (0.06)
                                             -------        -----      -----
       Diluted Earnings Per Share            $18,139        7,238      $2.51
                                             =======        =====      =====

YEAR ENDED DECEMBER 31, 1999
----------------------------

       Basic Earnings Per Share              $16,205        7,182      $2.26
       Dilutive Effect of Stock Options           --          157      (0.05)
                                             -------        -----      -----
       Diluted Earnings Per Share            $16,205        7,339      $2.21
                                             =======        =====      =====

YEAR ENDED DECEMBER 31, 1998
----------------------------

       Basic Earnings Per Share              $14,823        7,603      $1.95
       Dilutive Effect of Stock Options           --          232      (0.06)
                                             -------        -----      -----

       Diluted Earnings Per Share            $14,823        7,835      $1.89
                                             =======        =====      =====

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 18--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

       We use the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate value:

              Cash and Cash Equivalents - The carrying values reported in the balance sheet approximate fair values due to the short-term nature of the assets.

              Investment Securities - Fair values are based on bid prices and quotations published and/or received from established securities dealers.

              Stock in Federal Home Loan Bank - The fair value is based on bid prices quoted from the FHLB.

              Real estate loans - The fair value is estimated using the present value of future cash flows, discounted using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities and giving consideration to estimated prepayment risk and credit risk.

              Real Estate Loans Held in Trust for Collateralized Mortgage Obligations - The fair value is estimated using the present value of future cash flows, discounted using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities and giving consideration to estimated prepayment risk and credit risk.

              Accrued Interest Receivable -- The carrying values reported in the balance sheet approximate the fair values due to the short-term nature of the asset.

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

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 18--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

              The carrying amounts and estimated fair values of our financial instruments are as follows:


                                                                                       DECEMBER 31
                                                               ----------------------------------------------------------
                                                                          2000                            1999
                                                               --------------------------      --------------------------
                                                                 COST OR                        COST OR
                                                                CARRYING        ESTIMATED       CARRYING        ESTIMATED
                                                                 AMOUNT        FAIR VALUE        AMOUNT        FAIR VALUE
                                                               ----------      ----------      ----------      ----------
                                                                                     (IN THOUSANDS)
Financial assets:
       Cash and cash equivalents                               $   70,950      $   70,950      $   72,242      $   72,242
       Investment securities                                       46,325          46,325          58,046          58,046
       Stock in Federal Home Loan Bank                              3,963           3,963           8,894           8,894
       Real estate loans, net                                   1,045,927       1,057,537         951,480         974,024
       Real estate loans held in trust, net                       211,722         206,271              --              --

Accrued interest receivable                                    $   11,821      $   11,821      $    7,383      $    7,383

Financial liabilities:
       Deposit accounts                                        $1,015,699      $1,002,831      $  913,613      $  911,531
       Federal Home Loan Bank advances                             79,250          79,292          67,250          66,598
       Collateralized mortgage obligations                        161,852         161,963              --              --
       Guaranteed preferred beneficial interests
              in company's junior subordinated deferrable
              interest debentures                                  13,519          13,526              --              --

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 19---BUSINESS SEGMENT INFORMATION

       SFAS No. 131 - "Disclosures About Segments of an Enterprise and Related Information" requires disclosure of segment information in a manner consistent with the "management approach". The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.

       The main factors that we used to identify our operating segments were the specific product and business lines of the various operating segments of the Company. Our operating segments are organized separately by product and service offered. As of December 31, 2000, we have identified one operating segment that meets the criteria of being a reportable segment in accordance with the provisions of SFAS No. 131. This reportable segment is the origination and purchase of commercial and residential real estate loans, which by its legal form, is identified as operations of the Bank and Imperial Capital REIT. This segment derives the majority of its revenue by originating and purchasing loans secured by income producing real estate. Other operating segments of the Company that did not meet the criteria of being a reportable segment in accordance with SFAS No. 131 have been aggregated and reported as "All Other". Transactions from all of our operating segments occur in the United States. The Company has no transactions with a single external customer that exceeds ten percent of the Company's consolidated revenues.

       Transactions between the reportable segment of the Company and its other operating segments are made at terms which approximate arm's-length transactions and in accordance with GAAP. There is no significant difference between the measurement of the reportable segment's assets and profits and losses disclosed below and the measurement of assets and profits and losses in our consolidated balance sheet and statement of income. Accounting allocations are made in the same manner for all operating segments.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 19--BUSINESS SEGMENT INFORMATION (Continued)

       Required reported segment information for 2000, 1999 and 1998 is detailed below:


                                                                     ORIGINATION
                                                                     AND PURCHASE
                                                                    OF REAL ESTATE       ALL
                                                                         LOANS           OTHER        ELIMINATIONS     CONSOLIDATED
                                                                    --------------    ----------      ------------     ------------
AS OF OR FOR THE YEAR ENDED DECEMBER 31, 2000:
       Revenues from external customers                               $  126,499      $    1,468       $   (1,861)      $  126,106
       Total interest income                                             124,168           1,468           (1,861)         123,775
       Total interest expense                                             70,029             464           (1,851)          68,642
       Depreciation and amortization expense                                 425             371               --              796
       Provision (benefit) for income taxes                               10,492           1,388               --           11,880
       Capital expenditures                                                  387             474               --              861
       Deferred income taxes                                               8,481           2,821               --           11,302
       Total assets                                                    1,426,298          21,079          (32,234)       1,415,143
       Income before provision for income taxes                       $   29,757      $      740       $       --       $   30,497

AS OF OR FOR THE YEAR ENDED DECEMBER 31, 1999:
       Revenues from external customers                               $   99,888      $    2,226       $       --       $  102,114
       Total interest income                                              98,889           2,324               --          101,213
       Total interest expense                                             48,402              58               --           48,460
       Depreciation and amortization expense                                 690             297               --              987
       Provision (benefit) for income taxes                               11,643            (373)              --           11,270
       Capital expenditures                                                  497             360               --              857
       Deferred income taxes                                               8,050           1,351               --            9,401
       Total assets                                                    1,087,162          28,661               --        1,115,823
       Income (loss) before provision (benefit) for income taxes      $   28,392      $     (917)      $       --       $   27,475

AS OF OR FOR THE YEAR ENDED DECEMBER 31, 1998:
       Revenues from external customers                               $  100,312      $    3,800       $       --       $  104,112
       Total interest income                                              99,419           2,246               --          101,665
       Total interest expense                                             51,345              42               --           51,387
       Depreciation and amortization expense                                 900             656               --            1,556
       Provision (benefit) for income taxes                               11,927          (1,623)              --           10,304
       Capital expenditures                                                  665             562               --            1,227
       Deferred income taxes                                               5,775             495               --            6,270
       Total assets                                                    1,010,273          22,374               --        1,032,647
       Income (loss) before provision (benefit) for income taxes      $   29,098      $   (3,971)      $       --       $   25,127

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 20--PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS


                                                                                    DECEMBER 31
                                                                               ----------------------
                                                                                 2000          1999
                                                                               --------      --------
                                                                                   (IN THOUSANDS)
                              ASSETS

Cash and cash equivalents                                                      $    410      $  8,217
Investment securities available for sale                                              6        16,235
Investments in wholly-owned subsidiaries:
      Imperial Capital Bank                                                     110,811        98,338
      Imperial Capital Real Estate Investment Trust                              33,954            --
      ITLA Capital Statutory Trust 1                                                416            --
      Other subsidiaries                                                            609         1,567
Other assets                                                                      5,195         2,571
                                                                               --------      --------

      Total assets                                                             $151,401      $126,928
                                                                               ========      ========


               LIABILITIES AND SHAREHOLDERS' EQUITY

Junior subordinated debentures                                                 $ 14,000      $     --
Liabilities                                                                       3,847         3,233
Shareholders' equity                                                            133,554       123,695
                                                                               --------      --------

      Total liabilities and shareholders' equity                               $151,401      $126,928
                                                                               ========      ========

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 20--PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME


                                                                YEARS ENDED DECEMBER 31
                                                        --------------------------------------
                                                          2000           1999           1998
                                                        --------       --------       --------
                                                                    (IN THOUSANDS)
Interest income                                         $    962       $  2,263       $    554
Interest expense                                             464             --             --
                                                        --------       --------       --------
Net interest income                                          498          2,263            554

Noninterest income:
       Gain on sale of investment
             securities available for sale                 1,412             --             --
       Other                                                  (6)            --             --
                                                        --------       --------       --------
Total noninterest income                                   1,406             --             --

Noninterest expense:
General and administrative expense                         1,517          2,832          1,309
                                                        --------       --------       --------

Income before income tax benefit and equity in
       net income of subsidiaries                            387           (569)          (755)
Income tax expense (benefit)                               1,431           (225)          (309)
                                                        --------       --------       --------

Loss before equity in net income of
        subsidiaries                                      (1,044)          (344)          (446)
Equity in net income of subsidiaries                      19,183         16,549         15,269
                                                        --------       --------       --------

             NET INCOME                                 $ 18,139       $ 16,205       $ 14,823
                                                        ========       ========       ========

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999, AND 1998

NOTE 20--PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS


                                                                                          YEARS ENDED DECEMBER 31
                                                                                   --------------------------------------
                                                                                     2000           1999           1998
                                                                                   --------       --------       --------
                                                                                               (IN THOUSANDS)
Cash Flows From Operating Activities:
       Net income                                                                  $ 18,139       $ 16,205       $ 14,823
       Adjustments to net income:
             Equity in undistributed net income of subsidiaries                     (19,193)       (16,549)       (15,269)
             Permanent impairment on investment in equity securities                     --            375             --
             Gain on sale of investment securities                                   (1,412)            --             --
             Increase in other assets                                                (2,200)        (1,010)        (1,429)
             Increase in liabilities                                                  1,091            910            234
                                                                                   --------       --------       --------

                   Net cash used in operating activities                             (3,575)           (69)        (1,641)
                                                                                   --------       --------       --------

Cash Flows From Investing Activities:
       Proceeds from sale of investment securities available for sale                16,176             --             --
       Purchases of investment securities available for sale                             --        (14,776)          (375)
       Cash paid to acquire ICCMAC Trust                                            (33,497)            --             --
       Capital contribution to Imperial Capital Bank, net                           (13,475)           (25)            --
       Cash paid for common equity of Trust Preferred I                                (433)            --             --
       Dividends received from Imperial Capital Bank                                 17,300          6,000         27,000
       Dividends received from ITLA Management Company                                1,000             --             --
       Dividends received from Imperial Capital Real Estate Investment Trust          2,775             --             --
       Capital contribution to ITLA Commercial Investment Corporation                    --             --        (20,025)
       Capital distribution from ITLA Commercial Investment Corporation                  --             25         19,500
       Other, net                                                                         7              9            (17)
                                                                                   --------       --------       --------

                   Net cash (used in) provided by investing activities              (10,147)        (8,767)        26,083
                                                                                   --------       --------       --------

Cash Flows From Financing Activities:
       Sale of subordinated debentures to Trust Preferred I, net                     13,580             --             --
       Proceeds from exercise of employee stock options                                  36            542            109
       Cash paid to acquire treasury stock                                           (7,701)          (515)        (8,229)
                                                                                   --------       --------       --------

                   Net cash provided by (used in) financing activities                5,915             27         (8,120)
                                                                                   --------       --------       --------

                         Net (decrease) increase in cash and cash equivalents        (7,807)        (8,809)        16,322
                         Cash and cash equivalents at beginning of period             8,217         17,026            704
                                                                                   --------       --------       --------

                         Cash and cash equivalents at end of period                $    410       $  8,217       $ 17,026
                                                                                   ========       ========       ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

       The executive officers of the Registrant are identified below.


             NAME            AGE                           POSITION
     ---------------------  -----  -----------------------------------------------------------
     George W. Haligowski    46    Chairman of the Board, President and Chief Executive
                                   Officer of ITLA Capital and the Bank

     Norval L. Bruce         59    Vice Chairman of the Board and Chief Credit Officer of ITLA
                                   Capital and the Bank

     Timothy M. Doyle        44    Managing Director and Chief Financial Officer of ITLA
                                   Capital and the Bank

     Don Nickbarg            48    Managing Director-- Asset Acquisition and New Business
                                   Development of ITLA Capital and the Bank

     Mark E. Jaques          49    Managing Director-- Chief Administrative Officer of ITLA
                                   Capital and the Bank

     Steven C. Romelt        51    Senior Vice President and Chief Lending Officer of ITLA
                                   Capital and the Bank

     Scott A. Wallace        38    Deputy Managing Director-- Chief Accounting Officer of ITLA
                                   Capital and the Bank

     Anthony A. Rusnak       37    First Vice President, General Counsel and Corporate
                                   Secretary of ITLA Capital and the Bank


       George W. Haligowski has served as ITLA Capital's Chairman of the Board, President and Chief Executive Officer since inception. He has also served as the Bank's Chairman of the Board and Chief Executive Officer since 1992, and was the Bank's President from 1992 to October 1997. In 2000 he was reinstated as the President of the Bank. From 1990 to the present, he has also served as President, Chief Executive Officer and Principal of Halivest International, Ltd., an international finance and asset management company. He was previously employed as a Vice President by Shearson Lehman Hutton (1988 to 1990) and Prudential-Bache Securities (1983 to 1988), and by Avco Financial Services as Regional Director of its Japanese branch operations (1976 to 1981), as Training Coordinator for Avco Thrift and Loan (1976) and as a Branch Manager (1974 to
1976).

       Norval L. Bruce has served as the Vice Chairman and Chief Credit Officer for ITLA Capital and the Bank since June of 1999. He was previously President and Chief Operating Officer of the Bank from October 1997 to June 1999, and previously was the Executive Vice President and Chief Credit Officer of the Bank from 1990 to October 1997. Mr. Bruce is also a director of the Bank. From 1988 to 1989, he served as Executive Vice President and Chief Credit Officer of Security Pacific Bank, Nevada. He was previously employed by Security Pacific Bank from 1965 to 1988 in a variety of positions including management positions in which he was responsible for both loan origination and credit quality.

       Timothy M. Doyle has served as Managing Director and Chief Financial Officer of ITLA Capital and the Bank since May 2000. He was previously Managing Director and Chief Administrative Officer of ITLA Capital and the Bank since 1996. Before joining the Bank, he was the Controller and Director of Operations at Northeastern Plastics from 1995 to 1996; Assistant Controller of Alpha Wire Corporation from 1992 to 1994; and Vice President and Chief Financial Officer of Halivest International, Ltd. from 1989 to 1991. From 1982 to 1988, he was the Corporate Controller of the Shepaug Corporation.

       Don Nickbarg is Managing Director -- Asset Acquisition and New Business Development of ITLA Capital and the Bank. He has served in several other capacities, including Managing Director and Chief Administrative Officer as well as Treasurer. Prior to joining ITLA Capital in 1998, he was a consultant with Centennial International LLC from 1996 to 1998; Chief Financial Officer of AIOC Corporation from 1994 to 1996; Vice President and Team Leader at The Chase Manhattan Bank from 1991 to 1994; Vice President and Treasurer of Drexel Burnham Lambert Holdings, Ltd. from 1986 to 1990; Vice President with The Hong Kong and Shanghi Banking Company from 1980 to 1986; and Assistant Treasurer with the Swiss Bank Corporation from 1976 to 1980.

       Mark E. Jaques is Managing Director and Chief Administrative Officer of ITLA Capital and the Bank. He has served in several other capacities, including Director of both Loan Operations and Residential Real Estate Loan Acquisitions. Prior to joining the Bank in 1998 he was President and CEO of Secure Savings Bank from 1993 to 1997; Senior Vice President and Chief Financial Officer of the Bank of Hemet from 1992 to 1993; President and CEO of Inland Savings and Loan from 1991 to 1992; President and CEO of Westwood Savings from 1987 to 1990; and Vice President, CFO and Treasurer of Central Savings from 1985 to 1987. From 1976 to 1987, Mr. Jaques held various positions with Far West Federal.

       Steven C. Romelt has served as Senior Vice President and Chief Lending Officer of the Bank since January 1997. He was Director of Bank Lending for the Bank from November 1996 to January 1997. Previously, he was Vice President and Regional Manager for Southern Pacific Bank from March 1995 to November 1996. He also held various senior level lending positions for the Bank from December 1990 to March 1995 and held various lending positions with a number of other financial institutions from 1979 to December 1990.

       Scott A. Wallace is the Deputy Managing Director -- Chief Accounting Officer of ITLA Capital and the Bank. Prior to joining the Bank in September 1996, he was Vice President -- Finance of Westfield Corporation, Inc. in 1996 and was Vice President -- Controller of First Los Angeles Bank in 1995. From 1984 to 1994, he was a senior manager with Kenneth Leventhal & Company.

       Anthony A. Rusnak has served as ITLA Capital and the Bank's First Vice President, General Counsel and Corporate Secretary since November 1997. Prior to joining us, he was in private practice for seven years representing financial institutions, businesses, corporations and individuals in business, real estate transactions and litigation. Previously, he worked for law firms in the San Diego area, as well as for San Diego Gas and Electric's corporate in-house counsel.

       The directors of the Registrant, excluding Mr. Haligowski and Mr. Bruce, are identified below.

       Jeffrey L. Lipscomb, age 46, is an Investment Advisory Associate with AXA Advisors and formerly was a Registered Principal and Assistant Manager of the San Diego office of Equitable Financial Companies since 1986, handling corporate group benefits and personal financial planning, and also was with Kidder Peabody from 1983 to 1986.

       Sandor X. Mayuga, age 52, is a member of the California State Bar and has been a member of the law firm of Tisdale & Nicholson since 1994. He conducted his own law practice from 1983 to 1994 and was a partner in the Financial Institutions Department of Finley, Kumble, Wagner, Heine, Underberg, Manly & Casey, a New York-based national law firm, from 1980 to 1983. Previously, he served as Assistant General Counsel of Hunt-Wesson

Foods, Inc., a subsidiary of Norton Simon, Inc., and was associated with two large regional law firms in Los Angeles County. Since 1980, Mr. Mayuga's practice has focused on the representation of financial institutions and other finance-related businesses in corporate, transactional and regulatory matters.

       Hirotaka Oribe, age 66, is a licensed architect with international experience in real estate development and urban planning. Since 1993, Mr. Oribe has served as an advisor to Kajima Development Resources, Inc. From 1979 to 1993, Mr. Oribe was Executive Vice President, Chief Operating Officer and a Director of Kajima Development Corporation, a firm engaged in development and construction of single-family and multi-family housing, office buildings, retail space and land development. Mr. Oribe previously held other positions with affiliates of Kajima Corporation of Japan from 1973 to 1979 and was a practicing architect from 1962 to 1973.

       Robert R. Reed, age 64, is retired from Household International where he was employed in various positions from 1960 to 1992. Mr. Reed served as Vice President of Household Bank from 1980 to 1992. Mr. Reed was previously employed in management positions with Household Financial Corporation from 1962 to 1980.

EMPLOYEES

       As of December 31, 2000, we had 124 employees. Management believes that its relations with employees are satisfactory. We are not subject to any collective bargaining agreements.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act of 1934 requires ITLA Capital's directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ITLA Capital. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish ITLA Capital with copies of all Section 16(a) forms they file.

       To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with. During fiscal 1999, Director Jeffrey L. Lipscomb inadvertently failed to timely report one transaction on a Form 4.

ITEM 11.  EXECUTIVE COMPENSATION

       The following table sets forth the compensation of the Chief Executive Officer and the named executive officers of ITLA Capital with salary and bonus greater than $100,000 for the year ended December 31, 2000.


                                                                                                    RESTRICTED        ALL
                                                                                                      STOCK          OTHER
                                                       SALARY          BONUS           OPTIONS        AWARDS      COMPENSATION
NAME AND PRINCIPAL POSITION                 YEAR         ($)            ($)            (#) (1)       ($) (9)          ($)
---------------------------                 ----     ---------       ---------         -------      ---------     ------------
 George W. Haligowski                       2000     $ 396,249       $ 582,125             --       $      --     $ 76,255 (3)
       Chairman of the Board, President     1999     $ 350,013       $ 402,500 (2)     10,000       $ 114,327     $ 63,123 (3)
       and Chief Executive Officer          1998     $ 345,765       $ 344,144         45,000       $ 111,717     $ 62,751 (3)

 Norval L. Bruce                            2000     $ 192,064(11)   $ 110,825 (11)     5,000       $      --     $ 14,399 (4)
       Vice Chairman of the Board, Chief    1999     $ 181,103       $  87,500         15,000       $  35,964     $  8,991 (4)
       Credit Officer                       1998     $ 185,832       $  71,251         30,000       $  33,849     $  7,400 (4)

 Michael A. Sicuro (10)                     2000     $  82,281       $ 107,711          5,000       $      --     $  5,913 (5)
       Former Managing Director and         1999     $ 174,894       $  84,500         20,000       $  34,641     $ 10,446 (5)
       Chief Financial Officer              1998     $ 167,979       $  78,375         25,000       $  32,697     $  6,036 (5)

 Steven C. Romelt                           2000     $ 153,697       $  72,660 (12)        --       $      --     $ 14,805 (6)
       Senior Vice President and Chief      1999     $ 144,975       $  84,000         10,000       $  28,764     $ 14,437 (6)
       Lending Officer of Imperial          1998     $ 138,750       $  75,000         15,000       $  27,081     $ 14,805 (6)


 Timothy M. Doyle                           2000     $ 150,499       $  65,913          5,000       $      --     $ 11,519 (7)
       Managing Director and Chief          1999     $ 131,429       $  63,500         15,000       $  26,100     $ 11,169 (7)
       Financial Officer                    1998     $ 124,917       $  51,000         15,000       $  24,570     $ 15,000 (7)


 Scott A. Wallace                           2000     $ 119,604       $  36,300          2,000       $      --     $  7,253 (8)
       Deputy Managing Director             1999     $ 107,400       $  32,667          5,000       $      --     $ 10,942 (8)
       and Chief Accounting Officer         1998     $  98,000       $  29,042          4,000       $      --     $ 10,800 (8)


----------

(1) Options were granted on various dates and vest one-third on each of the three subsequent anniversary dates of issuance.

(2) $329,513 of the 1999 bonus was deferred at the election of the named executive officer under ITLA Capital's Nonqualified Deferred Compensation plan.

(3) Consists of (a) $23,400 in auto related benefits, (b) $30,000 in supplemental housing payments, (c) $7,760 in life insurance premiums, (d) $5,100 in employer contributions to ITLA Capital's 401(k) plan and (e) $9,995 in preferential interest on employee savings accounts in 2000. The respective amounts were $4,685, $30,000, $7,553, $4,800 and
       $16,085 in 1999 and $5,114, $30,000, $7,290, $4,800 and $15,547 in 1998.

(4) Consists of (a) $2,182 in auto related benefits, (b) $1,724 in life insurance premiums, (c) $5,100 in employer contributions to ITLA Capital's 401(k) plan and (d) $5,393 in preferential interest on employee savings accounts and (e) $45 of reimbursed gym fees in 1999. The respective amounts were $2,139, $2,017, $4,800 and $35 in 1999 and $2,139, $136, $4,800 and $325 in 1999.

(5) Consists of (a) $691 of auto related benefits, (b) $5,100 in employer contributions to ITLA Capital's 401(k) plan and (c) $122 of life insurance benefits in 2000. The respective amounts were $1,236, $4,800 and $4,410 in 1999 and $1,236, $4,800 and none in 1998.

(6) Consists of (a) $9,000 in auto related benefits, (b) $705 in life insurance premiums, (c) $5,100 in employer contributions to ITLA Capital's 401(k) plan and (d) $5,873 in preferential interest on employee savings accounts in 2000. The respective amounts were $9,000, $463 in 1999 and $9,000, none, $4,800 and $1,005 in 1998.

(7) Consists of (a) $1,476 in auto related benefits, (b) $5,100 in employer contributions to ITLA Capital's 401(k) plan and (c) $4,943 in life insurance benefits in 2000. The respective amounts were $1,476, $4,800, and $4,893 in 1999 and $10,200, $4,800 and none in 1998.

(8) Consists of (a) $1,950 in auto related benefits, (b) $5,100 in employer contributions to ITLA Capital's 401(K) plan and (c) $203 in life insurance benefits. The respective amounts were $6,000, $4,800 and $142 in 1999 and $6,000, $4,800 and none in 1998.

(9) Includes ITLA Capital stock granted and allocated to the Long-Term Supplemental Executive Retirement Plan under the Recognition and Retention Plan previously approved by the shareholders.

(10)   Mr. Sicuro resigned from the company effective May 5, 2000.

(11) $46,124 of the 2000 salary and $85,636 of the 2000 bonus was deferred at the election of the named executive officer under ITLA Capital's Nonqualified Deferred Compensation Plan.

(12) $61,770 of the 2000 bonus was deferred at the election of the named executive officer under ITLA Capitals Nonqualified Deferred Compensation Plan.

AGREEMENTS WITH MR. HALIGOWSKI

        We have entered into an employment agreement with Mr. Haligowski. The employment agreement provides for an initial employment term of five years, with the agreement automatically annually extending for an additional one-year period each year unless either party provides the other with at least 90 days notice of the nonextension or termination. The employment agreement provides that we may terminate Mr. Haligowski "for cause," as defined in the employment agreement. In the event Mr. Haligowski is involuntarily terminated as defined in the employment agreement, including following a change of control as defined in the employment agreement, Mr. Haligowski will be entitled to receive during the remaining term of the agreement his base salary calculated at the highest annual rate during the three years prior to his involuntary termination and the average amount of cash bonus and incentive compensation paid for the two years prior to his involuntary termination, if any, the continuation of all employment related benefits for the 60 months following the date of termination and the immediate vesting of any stock options and restricted stock awards previously granted and outstanding. As a result of a change of control, Mr. Haligowski will also be retained as a consultant for an eighteen month period following the change in control at a monthly consulting fee equal to 75% of his base salary and an additional contribution to his account in our Supplemental Executive Retirement Plan equal to 3.95 times his base salary. In addition, the terms of the employment agreement shall be extended 60 months and stock options and restricted stock awards previously granted and outstanding, salary continuation plans, equity club memberships and other fringe benefits shall immediately vest following a change of control. The annual base salary for Mr. Haligowski under the employment agreement is currently $395,000 (which may be increased from time to time by the Board of Directors). The employment agreement also provides for, among other things, annual incentive compensation, disability pay, participation in stock benefit and salary continuation plans, and other fringe benefits, including a supplemental housing payment of not less than $2,500 per month, an automobile allowance of not less than $1,950 per month, and life insurance coverage in an amount not less than four times Mr. Haligowski's annual salary. In addition we shall maintain health, dental and life insurance benefits for the 60 months following an involuntary termination and transfer title to our owned vehicle currently used by Mr. Haligowski. In March 2000, we adopted a Salary Continuation Plan for the benefit of Mr. Haligowski. Under the terms of this plan, Mr. Haligowski will be entitled to receive monthly payments, based on 75% of his average monthly base salary for the three years preceding the year in which the plan benefits become payable, for a 15 year period. The benefits under the plan become payable on the earlier of Mr. Haligowski's retirement upon reaching age 65, or his death, disability, or involuntary termination (other than a termination for cause, as defined in the agreement). If Mr. Haligowski voluntarily terminates his employment prior to reaching age 65, the benefit payable to him under the plan will be prorated based on the ratio of the actual period that he worked while the plan is in effect to the scheduled period of time that he would have worked if he had continued to work until reaching age
65. If we undergo a change of control, the vesting of plan benefits accelerates and become payable monthly over a ten year period, with an increased monthly payment to reflect the shorter payment period.

CHANGE OF CONTROL AGREEMENTS

       We have entered into change of control agreements with Messrs. Bruce, Doyle, Romelt and Wallace. The change in control agreements have initial terms of one year and shall automatically extend for additional one-year periods upon a change of control, as defined in the agreement, or upon their anniversary date, unless either party provides the other with at least 90 days notice of termination. These agreements provide that in the event the officer is involuntarily terminated within 24 months following a change of control, as defined in the agreement, the officer shall be entitled to receive upon such termination an amount equal to the greater of the annualized salary as in effect on the date of the change of control or the date of termination for a period of up to 18 months and a pro rata portion of his bonus from the previous year. In addition we will maintain health, dental and life insurance benefits for the next 18 months for each officer and transfer title to our owned vehicle currently used by the officer or, in the event the officer receives a monthly cash car allowance in lieu of the use of our vehicle, we shall pay an amount equal to 18 times the monthly allowance. Stock options and restricted stock awards previously granted and outstanding will also immediately vest. The annual base salary for Messrs. Bruce, Doyle, Romelt and Wallace is currently $201,000, $167,000, $159,000 and $120,000, respectively.

       Both Mr. Haligowski's employment agreement and the change of control agreements also provide that to the extent any payments made may be considered excess parachute payments under Section 280G of the Internal Revenue Code that are subject to excise tax, we will pay an additional amount needed to insure that the amount of payments and value of benefits received equals the same amount in the absence of any excise tax.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (SERP)

       The SERP provides that the compensation committee may make restricted stock awards under ITLA Capital's Recognition and Retention Plan (RRP) on a tax deferred basis through the SERP. The SERP further provides that Mr. Haligowski shall receive an allocation annually, subject to the performance terms of the RRP, of a restricted stock award equal to one-third of his base salary and all other participants shall receive an award equal to one-fifth of base salary subject to the approval of the compensation committee, which may also allocate a greater or lesser award or no award in its discretion. For this purpose, each share of common stock has been valued at $9.00 per share, the fair market value of the common stock on the date of issuance to the SERP. A participant shall only have a vested right to amounts allocated to his or her account if the participant is employed on the last day of a three year vesting cycle or earlier at the discretion of the compensation committee. Upon a change in control (as defined in the SERP), the participant shall have an accelerated vesting of all shares allocated to his or her account. The participant shall only have a right to vested shares in his or her account upon normal retirement, death, disability or termination. The last day of the next vesting cycle for shares allocated to the SERP accounts for the benefit of the participants for the years 2000, 2001 and 2002 is December 31, 2002. For additional discussion, please see Benefits - Recognition and Retention Plan.

BENEFITS

       Insurance Plans. All full-time employees, after approximately three months employment with us, are covered under group plans providing major medical, dental, and vision benefits, and long-term disability, travel accident, accidental death and dismemberment insurance, and group term life insurance.

       Salary Savings Plan. The ITLA Capital Salary Savings Plan is a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code (the "Code") designed to provide employees with the opportunity to accumulate retirement funds (the "401(k) Plan"). Permanent employees age 21 or older are eligible to participate in the 401(k) Plan as of January 1 or July 1 first following their hire date. Under the 401(k) Plan, subject to limitations imposed under Section 401(k) and Section 415 of the Code, a participant may elect to defer on a monthly basis up to 15% of compensation by directing us to contribute such amount to the 401(k) Plan on such employee's behalf. We currently make matching contributions to the 401(k) Plan equal to 50% of the first 6% of the participant's monthly contribution. The Board reviews the match on an annual basis, and we may also make discretionary contributions to the 401(k) Plan. "Compensation" for purposes of the 401(k) Plan is defined as a participant's compensation from us as reported annually on Form W-2, including contributions to the 401(k) Plan by the employee, and contributions by us in the employee's behalf to any other pension, insurance, welfare or other employee benefit plan. Under the 401(k) Plan, a separate account is established for each participant. Participants are always 100% vested in their contributions and the earnings thereon. Participants become vested in employer contributions and the earnings thereon at the rate of 20% per year commencing with the first full year of service (defined as completion of 12 consecutive months of work). Participants become fully vested in employer contributions and the earnings thereon on their fifth anniversary of employment, or in the event of death, permanent disability or attainment of age 65 while employed by us. The 401(k) Plan provides for in-service hardship distributions of elective deferrals, as well as loans of a portion of vested account balances. Distributions from the 40l(k) Plan are made upon termination of service in a lump sum or in annual installments over a period of years at the election of the participant with the right to take a lump sum payment at any time during such period.

       Nonqualified Deferred Compensation Plans. The ITLA Capital Corporation Supplemental Salary Savings Plan (the "Supplemental Plan") and Nonqualified Deferred Compensation Plan (the "Deferral Plan") are designed to provide additional retirement benefits for certain officers and highly compensated employees. The Supplemental Plan provides participating employees with an opportunity to make up benefits not available under the 401(k) Plan due to any application of limitations on compensation and maximum benefits under the 401(k) Plan. Benefits under the Supplemental Plan are provided at the same time and in the same form as benefits under the 401(k) Plan, and become taxable to the participant at that point. The Deferral Plan allows a participant to defer receipt of, and current taxation upon, designated portions of the participant's direct cash compensation until a future date specified by the participant. Both of these plans are unfunded plans, meaning that all benefits payable thereunder are payable from our general assets, and funds available to pay benefits are subject to the claims of our general creditors. We have established a Rabbi Trust with a third party FDIC insured financial institution which holds the contributions to the Supplemental Plan and Deferral Plan, for the purpose of providing the benefits set forth under the terms of the plans. Participants only have the rights of unsecured creditors with respect to the Rabbi Trust assets.

       Stock Plans. We have adopted the 1995 Employee Stock Incentive Plan and the 1995 Stock Option Plan for Nonemployee Directors (collectively, the "Stock Option Plan") pursuant to which officers, directors and our employees are eligible to receive options to purchase Common Stock. The purpose of the Stock Option Plan is to enable us to attract, retain and motivate employees by providing for or increasing their proprietary interests in ITLA Capital, and in the case of nonemployee directors, to attract such directors and further align their interests with our interests. Every one of our employees is eligible to be considered for the grant of awards under the Stock Option Plan. The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the Stock Option Plan is 1,000,000 shares of which a maximum of 550,000 shares may be awarded during the first year of the Stock Option Plan, with annual awards thereafter limited to 100,000 additional shares during each of the next five years of the Stock Option Plan (with the shares subject to the Stock Option Plan and all grants thereunder being subject to adjustments to prevent dilution).

       The Stock Option Plan is administered by the Compensation Committee of the Board of Directors, except that grants to nonemployee directors are made by the Board of Directors pursuant to a predetermined formula, as described below. The Committee consists of two or more nonemployee directors of ITLA Capital, and has full and final authority to select the employees to receive awards and to grant such awards. Subject to provisions of the Stock Option Plan, the Committee has a wide degree of flexibility in determining the terms and conditions of awards and the number of shares to be issued pursuant thereto. The expenses of administering the Stock Option Plan are borne by us.

       The Stock Option Plan authorizes the Committee to enter into any type of arrangement with an eligible employee that, by its terms, involves or might involve the issuance of Common Stock or any other security or benefit with a value derived from the value of Common Stock. Awards to employees are not restricted to any specified form or structure. Stock options to purchase 5,000 shares of Common Stock were automatically granted to the nonemployee directors upon the completion of our initial public offering and upon their election to the Board of Directors, and options to purchase an additional 1,000 shares are granted annually thereafter, provided such individuals continue to serve as directors.

       Awards may not be granted under the Stock Option Plan after the tenth anniversary of the adoption of the Stock Option Plan. We have granted an aggregate of 1,152,000 options under the Stock Option Plan, of which 360,000 have been granted to Mr. Haligowski, 95,000, 60,000, 50,000 and 17,000 have been granted to Messrs. Bruce, Doyle, Romelt and Wallace, respectively, 39,000 have been granted to nonemployee directors, and 531,000 have been granted to other employees, of which 86,749 have been exercised and 309,001 have been forfeited. The exercise price per share of the options so granted ranges from $10.00 to $18.00 per share and will generally vest 33-1/3% per year, beginning with the first anniversary of the date of the grant.

       Recognition and Retention Plan. We have adopted the Recognition and Retention Plan ("RRP"), the purpose of which is to promote our long-term interests and our shareholders by providing a means for attracting and retaining officers and employees of ITLA Capital and its affiliates. Under the RRP, awards of restricted shares of our common stock may be made to employees as additional long-term incentive compensation. Every one of our employees is eligible to be considered for the grant of awards under the RRP. The maximum number of shares of common stock which may be issued pursuant to the RRP is 300,000 shares over the ten year life of the plan. No RRP shares may be granted in any fiscal year in which the Bank fails to maintain an "adequately capitalized" designation under the FDIC regulations and ITLA Capital fails to achieve a return on average assets of at least 50 basis points for the fiscal year. The RRP was approved by the shareholders and is administered by the Compensation Committee of the Board of Directors which has a wide degree of flexibility, within the provisions of the RRP, in determining the terms and conditions of awards and the number of shares to be issued pursuant thereto. The RRP shares granted to date have been allocated through the Supplemental Executive Retirement Plan as discussed above.

DIRECTORS COMPENSATION

       Directors Fees. Each nonemployee director was paid a monthly fee during 2000 of $1,800 for serving on our Board of Directors. Each nonemployee director is paid $500 for each Board or Committee meeting attended for service on such committee.

       Voluntary Retainer Stock and Deferred Compensation Plan. In 1996, we adopted the Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors (the "Outside Director Plan"). The Outside Director Plan provides for the deferral of compensation earned by nonemployee directors in the form of Stock Units ("Stock Units") in a Stock Unit account ("Stock Unit Account"). Directors may elect to have up to 100% of their fees converted into stock units.

       For dividends paid with respect to our common stock, each nonemployee director has credited to his Stock Unit Account an additional number of Stock Units in an amount determined under the Outside Director Plan. Each nonemployee director's Stock Unit Account will be settled by delivering to the nonemployee director (or his beneficiary) the number of shares of our common stock equal to the number of whole Stock Units then credited to the nonemployee director's Stock Unit Account, in either (i) a lump sum or (ii) substantially equal annual installments over a period not to exceed ten years.

       Directors Stock Option Plans. Directors are also eligible to receive stock option grants as described above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       During 2000, the Compensation Committee was comprised of Directors Lipscomb and Oribe.

OPTION GRANTS FOR 2000

       The following table sets forth certain information regarding stock options granted pursuant to the Stock Option Plan for the named executive officers in 2000. No stock appreciation rights have been granted pursuant to the Stock Option Plan.


                              STOCK OPTION GRANTS IN LAST FISCAL YEAR
------------------------------------------------------------------------------------------------------------
                                             INDIVIDUAL GRANTS                        POTENTIAL REALIZABLE
                           -----------------------------------------------------        VALUE AT ASSUMED
                                           % OF TOTAL                                ANNUAL RATES OF STOCK
                            NUMBER OF       OPTIONS                                  PRICE APPRECIATION FOR
                           UNDERLYING      GRANTED TO    EXERCISE                          OPTION TERM
                            OPTIONS        EMPLOYEES     OR BASE                     -----------------------
                            GRANTED        IN FISCAL      PRICE       EXPIRATION         5%            10%
         NAME                 (#)            YEAR       ($/SHARE)        DATE           ($)            ($)
--------------------       ---------       ---------    ---------     ----------     --------       --------
George W. Haligowski             --           --              --             --            --             --
Norval L. Bruce               5,000          4.1%        $ 11.00        1/31/10      $ 34,589       $ 87,656
Michael A. Sicuro (1)         5,000          4.1%        $ 11.00        1/31/10      $ 34,589       $ 87,646
Steven C. Romelt                 --           --              --             --            --             --
Timothy M. Doyle              5,000          4.1%        $ 11.00        1/31/10      $ 34,589       $ 87,656
Scott A. Wallace              2,000          1.7%        $ 11.00        1/31/10      $ 13,836       $ 35,062


----------

(1) Mr. Sicuro resigned from the company effective May 5, 2000, and the stock options awarded to him in the current year were forfeited.

       The following table sets forth certain information concerning the number and value of stock options at December 31, 2000 held by the named executive officers.


                                       OPTION VALUES AT DECEMBER 31, 2000
-----------------------------------------------------------------------------------------------------------------------
                                                                                              VALUE OF UNEXERCISED
                                                                    NUMBER OF                "IN-THE-MONEY" OPTIONS
                                 SHARES                        UNEXERCISED OPTIONS             AT FISCAL YEAR-END
                                ACQUIRED                        AT FISCAL YEAR-END                     (1)
                                   ON         VALUE                    (#)                             ($)
                                EXERCISE     REALIZED      ----------------------------    ----------------------------
         NAME                     (#)          ($)         EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
--------------------            --------     --------      -----------    -------------    -----------    -------------
George W. Haligowski               --          N/A           338,333          21,667       $2,743,957       $ 51,043
Norval L. Bruce                    --          N/A            70,000          25,000       $  436,250       $103,125
Michael A. Sicuro (2)              --          N/A                --              --       $       --       $     --
Steven C. Romelt                   --          N/A            38,333          11,667       $  143,957       $ 39,793
Timothy M. Doyle                   --          N/A            40,000          20,000       $  151,876       $ 97,500
Scott A. Wallace                   --          N/A            10,334           6,666       $   39,293       $ 34,832


----------

(1) The difference between the aggregate option exercise price and the closing price of $19.125 of the underlying shares at December 31, 2000.

(2)    Mr. Sicuro resigned from the company effective May 5, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       At March 22, 2001, we had 6,596,413 shares of common stock outstanding.

       The following table sets forth, as of March 22, 2001, certain information as to those persons who were known by management to be beneficial owners of more than five percent of our common stock outstanding.


                                                          SHARES                        PERCENT
                                                       BENEFICIALLY                       OF
          BENEFICIAL OWNER                                OWNED                          CLASS
-----------------------------------                    ------------                     -------
 Franklin Mutual Advisors, Inc.
 51 John F. Kennedy Parkway
 Short Hills, New Jersey  07078                          689,000 (1)                     10.45%

 Thomson Horstmann & Bryant, Inc.
 Park 80 West, Plaza Two
 Saddle Brook, New Jersey  07663                         614,900 (2)                      9.32%

 Dimensional Fund Advisors
 1299 Ocean Avenue, 11th Floor
 Santa Monica, California  90401                         559,800 (3)                      8.49%

 Wellington Management Company, LLP
 75 State Street
 Boston, Massachusetts  02109                            534,700 (4)                      8.11%

 T. Rowe Price Associates, Inc.
 100 E. Pratt Street
 Baltimore, Maryland  21202                              508,550 (5)                      7.71%

 Dalton, Greenier, Hartman, Mahar & Co.
 565 Fifth Avenue, Suite 2101
 New York, New York  10017                               475,700 (6)                      7.21%

 Friedman, Billings, Ramsey Group, Inc.
 1001 19th Street North
 Arlington, Virginia  22209                              434,370 (7)                      6.58%

 George W. Haligowski
 888 Prospect Street, Suite 110
 La Jolla, California  92037                             423,065 (8)                      6.08%

 Deprince, Race & Zollo, Inc.
 201 S. Orange Avenue, Suite 850
 Orlando, Florida  32801                                 363,400 (9)                      5.51%


(1) As reported by Franklin Resources, Inc. ("Franklin") on a Schedule 13G/A filed on or about January 18, 2000 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Franklin reported sole voting and dispositive powers as to 689,000 shares, and shared voting and dispositive powers as to none of the 689,000 shares covered by the report.

(2) As reported by Thomson Horstmann & Bryant, Inc. ("Thomson") on a Schedule 13G/A filed on or about January 18, 2000 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Thomson reported sole voting power as to 260,000 shares, sole dispositive power as to 614,900 shares, shared voting and dispositive power as to none of the 614,900 shares covered by the report.

(3) As reported by Dimensional Fund Advisors ("Dimensional") on a Schedule 13G/A dated on or about February 6, 2001 and filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Dimensional reported sole voting and dispositive powers as to 559,800 shares, and shared voting and dispositive powers as to none of the 559,800 shares covered by the report.

(4) As reported by Wellington Management LLP ("Wellington") on a Schedule 13G/A filed on or about February 13, 2001 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Wellington reported sole voting and dispositive powers as to no shares, shared voting power as to 504,700 shares, and shared dispositive power as to 534,700 of the 534,700 shares covered by the report.

(5)    As reported by T. Rowe Price Associates, Inc. ("Price Associates") on a
       schedule 13G dated on or about February 14, 2001 and filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Price Associates reported sole voting power as to 192,300 shares, sole dispositive power as to 508,550 shares, and shared voting and dispositive power as to none of the 508,550 shares covered by the report.

(6)    As reported by Dalton, Grenier, Hartman, Mahar & Co. ("Dalton") on a
       schedule 13G filed on or about February 5, 2001 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Dalton reported sole voting and dispositive powers as to 475,700 of the shares covered by the report, and shared voting and dispositive powers as to none of the 475,700 shares covered by the report.

(7)    As reported by Friedman, Billings, Ramsey Group, Inc. ("FBR") on a
       Schedule 13G/A filed on or about February 15, 2001 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. FBR reported sole voting and dispositive powers as to 434,370 shares, and shared voting and dispositive powers as to none of the 434,370 shares covered by the report.

(8) Includes 356,666 shares underlying stock options which are currently exercisable or which will become exercisable within 60 days of March 22, 2001.

(9) As reported by Deprince, Race & Zollo, Inc. ("Deprince") on a schedule 13G filed on or about February 9, 2001 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Deprince reported sole voting and dispositive powers as to 363,400 shares and shared voting and dispositive powers as to none of the 363,400 shares covered by the report.

       The following table sets forth, as of March 22, 2001, certain information as to the shares of common stock beneficially owned by the directors and named executive officers and by all directors and executive officers of ITLA Capital as a group.


                                                    SHARES
                                                  BENEFICIALLY           PERCENT
                                                     OWNED                 OF
           BENEFICIAL OWNER                           (1)                 CLASS
------------------------------------              ------------           -------
George W. Haligowski                                 423,065              6.08%
Norval L. Bruce                                       99,967              1.50%
Michael A. Sicuro (2)                                     --              0.00%
Steven C. Romelt                                      55,880              0.84%
Timothy M. Doyle                                      60,027              0.90%
Scott A. Wallace                                      14,001              0.21%
Sandor X. Mayuga                                      11,800              0.18%
Hirotaka Oribe                                        11,200              0.17%
Robert R. Reed                                         9,200              0.15%
Jeffrey L. Lipscomb                                   11,400              0.17%
All Directors and Executive Officers
       as a Group (12 Persons)                       727,541             10.07%


----------

(1) Includes shares held directly, as well as an aggregate of 629,668 shares which are subject to immediately exercisable options and options exercisable within 60 days of March 22, 2001, under ITLA Capital's Stock Option Plan, vested shares held by the SERP, and shares held in retirement accounts or by certain members of the named individual's families or corporations for which an individual is an officer or director or held by trust of which an individual is trustee or a substantial beneficiary, over which shares the individual may be deemed to have sole or shared voting and/or dispositive power. The above named individuals held exercisable options and options exercisable within 60 days of March 22, 2001 as follows: Chairman Haligowski -- 356,666 shares; Director Lipscomb -- 11,000 shares; Director Mayuga -- 11,000 shares; Director Oribe -- 11,000 shares; Director Reed -- 10,000 shares; Norval
       L. Bruce -- 86,667 shares; Timothy M. Doyle -- 51,667 shares; Steven C. Romelt -- 46,666 shares and Scott A. Wallace -- 14,001 shares.

(2)    Mr. Sicuro resigned from the company effective May 5, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       During the year, we utilized the services of Tisdale & Nicholson. Director Mayuga is a partner in that law firm. During 2000, this law firm received $13,826 in legal fees from ITLA Capital, which was not in excess of 5% of the firm's total revenues for the year.

       During the year, we utilized the services of a public relations firm which is owned by Director Lipscomb's spouse. During 2000, this public relations firm received $37,289 in fees from ITLA Capital.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)(1) FINANCIAL STATEMENTS:

              Our consolidated financial statements, and Report of Independent Public Accountants thereon, are included in this Form 10-K at the pages listed below:


                                                                                              PAGE
                                                                                              ----
                     Report of Independent Public Accountants                                  42

                     Consolidated Balance Sheets as of December 31, 2000 and 1999              43

                     Consolidated Statements of Income for the Years Ended
                        December 31, 2000, 1999 and 1998                                       44

                     Consolidated Statements of Changes in Shareholders' Equity for the
                        Period January 1, 1998 to December 31, 2000                            45

                     Consolidated Statements of Cash Flows for the Years Ended
                        December 31, 2000, 1999 and 1998                                       46

                     Notes to Consolidated Financial Statements                                47


       (a)(2) FINANCIAL STATEMENT SCHEDULES:

              All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

        (a)(3) EXHIBITS:


                                                                                          REFERENCE TO
                                                                                          PRIOR FILING
  REGULATION                                                                               OR EXHIBIT
      S-K                                                                                    NUMBER
    EXHIBIT                                                                                 ATTACHED
    NUMBER                                 DOCUMENT                                          HERETO
------------         -----------------------------------------------------                ------------
     3.1             Certificate of Incorporation, as amended                                  **
     3.2             Bylaws, as amended                                                        **
      4              Instruments Defining the Rights of Security Holders,
                           Including Indentures                                               None
      9              Voting Trust Agreement                                                   None
     10.1            1995 Stock Option Plan for Nonemployee Directors                           *
     10.2            1995 Employee Stock Incentive Plan                                         *
     10.3            Nonqualified Deferred Compensation Plan                                  ***
     10.4            Supplemental Salary Savings Plan                                           *
     10.5            Glendale Headquarters Lease Agreement                                      *
     10.6            Data Processing Agreement                                                  *
     10.7            Employment Agreement with George W. Haligowski                             *
     10.8            Change of Control Agreements                                             ***
     10.9            Recognition and Retention Plan                                            **
    10.10            Voluntary Retainer Stock and Deferred Compensation
                           Plan for Outside Directors                                          **
    10.11            Supplemental Executive Retirement Plan                                   ***
    10.12            ITLA Capital Corporation Rabbi Trust Agreement                           ***
    10.13            Salary Continuation Plan                                               10.13
      11             Statement Regarding Computation of Per Share Earnings                    None
      12             Statement Regarding Computation of Ratios                                None
      13             Annual Report to Security Holders                                    Not required
      18             Letter Regarding Change in Accounting Principles                         None
      21             Subsidiaries of the Registrant                                            21
      22             Published Report Regarding Matters Submitted to Vote
                           of Security Holders                                                None
      23             Consent of Independent Certified Public Accountants                       23
      24             Power of Attorney                                                    Not required
      28             Information from Reports Furnished to State Insurance
                     Regulatory Authorities                                                   None


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

             *** Previously filed on Registrants Form 10-K405 for the year ended December 31, 1999.

       (b) REPORTS ON FORM 8-K:

           None

                                   SIGNATURES

       PURSUANT TO THE REQUIREMENTS OF SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        ITLA CAPITAL CORPORATION



Date:  April 2, 2001               By:        /s/  George W. Haligowski
                                      ------------------------------------------
                                                 George W. Haligowski
                                           Chairman of the Board, President
                                              and Chief Executive Officer
                                           (Duly Authorized Representative)

       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.


          SIGNATURE                                   TITLE                                    DATE
          ---------                                   -----                                    ----
  /s/ George W. Haligowski         Chairman of the Board, President and                   April 2, 2001
-----------------------------         Chief Executive Officer
    George W. Haligowski           (Principal Executive Officer)


    /s/ Timothy M. Doyle           Managing Director and                                  April 2, 2001
-----------------------------         Chief Financial Officer
      Timothy M. Doyle             (Principal Financial and Accounting Officer)


     /s/ Norval L. Bruce           Director                                               April 2, 2001
-----------------------------
       Norval L. Bruce


   /s/ Jeffrey L. Lipscomb         Director                                               April 2, 2001
-----------------------------
     Jeffrey L. Lipscomb


    /s/ Sandor X. Mayuga           Director                                               April 2, 2001
-----------------------------
      Sandor X. Mayuga


     /s/ Robert R. Reed            Director                                               April 2, 2001
-----------------------------
       Robert R. Reed


     /s/ Hirotaka Oribe            Director                                               April 2, 2001
-----------------------------
       Hirotaka Oribe