Form 10-Q
period 2001-03-31
ITLA CAPITAL CORP
filed 2001-05-15
CIK 1000234

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2001


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from __________________ to __________________


                         Commission File Number 0-26960

                            ITLA CAPITAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                  Delaware                                 95-4596322
(State or Other Jurisdiction of Incorporation  (IRS Employer Identification No.)
              or Organization)

888 Prospect St., Suite 110, La Jolla, California              92037
  (Address of Principal Executive Offices)                  (Zip Code)

                                 (858) 551-0511
              (Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Number of shares of common stock of the registrant: 6,514,413 outstanding as of May 10, 2001.

                            ITLA CAPITAL CORPORATION
                                    FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             ----
PART I -- FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
             Consolidated Balance Sheets -- March 31, 2001 and December 31, 2000..........     3
             Consolidated Statements of Income - Three Months
                 Ended March 31, 2001 and 2000............................................     4
             Consolidated Statements of Cash Flows --
                 Three Months Ended March 31, 2001 and 2000...............................     5
             Notes to Unaudited Consolidated Financial Statements.........................     6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS........................................................     8

ITEM 3.   MARKET RISK.....................................................................    16

PART II -- OTHER INFORMATION
ITEM 1.      Legal Proceedings............................................................    17
ITEM 2.      Changes in Securities........................................................    17
ITEM 3.      Defaults Upon Senior Securities..............................................    17
ITEM 4.      Submission of Matters to a Vote of Security Holders..........................    17
ITEM 5.      Other Information............................................................    17
ITEM 6.      Exhibits and Reports on Form 8-K.............................................    17
             Signatures...................................................................    18


FORWARD LOOKING STATEMENTS

        "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, changes in economic conditions in our market areas, changes in policies by regulatory agencies, the impact of competitive loan products, loan demand risks, fluctuations in interest rates and operating results and other risks detailed from time to time in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2001 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

        As used throughout this report, the terms "we", "our" or "Company" refer to ITLA Capital Corporation and its consolidated subsidiaries.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,
                                                                                  2001                DECEMBER 31,
                                                                               (UNAUDITED)                2000
                                                                               -----------            ------------
                                                                               (IN THOUSANDS EXCEPT SHARE AMOUNTS)
                         ASSETS

Cash and cash equivalents                                                      $    85,707             $    70,950
Investment securities available for sale, at fair value                             19,684                  46,325
Stock in Federal Home Loan Bank                                                      6,084                   3,963
Real estate loans, net (net of allowance for loan losses
   of $23,061 and $22,608 in 2001 and 2000, respectively)                        1,100,219               1,045,927
Real estate loans held in trust (net of allowance for
   loan losses of $4,578 in 2001 and 2000)                                         196,950                 211,722
Interest receivable                                                                 11,225                  11,821
Other real estate owned, net                                                         3,586                   2,250
Premises and equipment, net                                                          2,152                   2,690
Deferred income taxes                                                               11,053                  11,302
Other assets                                                                         6,918                   8,193
                                                                               -----------             -----------

         Total assets                                                          $ 1,443,578             $ 1,415,143
                                                                               ===========             ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposit accounts                                                            $   999,027             $ 1,015,699
   Collateralized mortgage obligations                                             147,516                 161,852
   Federal Home Loan Bank advances                                                 121,675                  79,250
   Accounts payable and other liabilities                                           10,821                  11,269
                                                                               -----------             -----------

         Total liabilities                                                       1,279,039               1,268,070
                                                                               -----------             -----------

Commitments and contingencies
   Guaranteed preferred beneficial interests in Company's junior
      subordinated deferrable interest debentures                                   28,084                  13,519

Shareholders' equity:
   Preferred stock, 5,000,000 shares authorized, none issued                            --                      --
   Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 8,208,749 and 8,206,749 issued and
      outstanding in 2001 and 2000, respectively                                    57,125                  57,120
   Retained earnings                                                               102,330                  97,617
   Accumulated other comprehensive income                                               51                      91
                                                                               -----------             -----------

                                                                                   159,506                 154,828
   Less treasury stock, at cost - 1,636,336 and 1,546,336 shares in
      2001 and 2000, respectively                                                  (23,051)                (21,274)
                                                                               -----------             -----------

         Total shareholders' equity                                                136,455                 133,554
                                                                               -----------             -----------

             Total liabilities and shareholders' equity                        $ 1,443,578             $ 1,415,143
                                                                               ===========             ===========

   See accompanying notes to the unaudited consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                          FOR THE THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          ---------------------------
                                                                            2001               2000
                                                                          -------            --------
                                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Interest income:
   Real estate loans, including fees                                      $26,783            $ 24,601
   Real estate loans held in trust                                          4,322                 246
   Cash and investment securities                                           1,161               1,672
                                                                          -------            --------

      Total interest income                                                32,266              26,519
                                                                          -------            --------
Interest expense:
   Deposit accounts                                                        15,814              13,001
   Collateralized mortgage obligations                                      2,293                 151
   Federal Home Loan Bank advances                                            531                 450
                                                                          -------            --------
      Total interest expense                                               18,638              13,602
                                                                          -------            --------
          Net interest income before provision for loan losses             13,628              12,917

Provision for loan losses                                                     450                 600
                                                                          -------            --------
          Net interest income after provision for loan losses              13,178              12,317
                                                                          -------            --------
Noninterest income:
   Gain on sale of investment securities available for sale                    --               1,412
   Other                                                                      314                 162
                                                                          -------            --------
      Total noninterest income                                                314               1,574
                                                                          -------            --------
Noninterest expense:
   Compensation and benefits                                                2,756               2,440
   Occupancy and equipment                                                    693                 699
   FDIC assessment                                                             45                  48
   Other                                                                    1,637               2,078
                                                                          -------            --------
      Total recurring general and administrative                            5,131               5,265
   Nonrecurring expense                                                        --               1,400
                                                                          -------            --------
      Total general and administrative                                      5,131               6,665
                                                                          -------            --------
   Real estate owned expense (income), net                                     15                 (54)
   Provision for losses on other real estate owned                            122                 144
   Loss on sale of other real estate owned, net                                32                  69
                                                                          -------            --------
      Total real estate owned expense, net                                    169                 159
                                                                          -------            --------
          Total noninterest expense                                         5,300               6,824
                                                                          -------            --------
Income before provision for income taxes and
   minority interest in income of subsidiary                                8,192               7,067

Minority interest in income of subsidiary                                     574                  --
                                                                          -------            --------
Income before provision for income taxes                                    7,618               7,067
Provision for income taxes                                                  2,905               2,823
                                                                          -------            --------
   NET INCOME                                                             $ 4,713            $  4,244
                                                                          =======            ========

   BASIC EARNINGS PER SHARE                                               $  0.70            $   0.59
                                                                          =======            ========

   DILUTED EARNINGS PER SHARE                                             $  0.67            $   0.58
                                                                          =======            ========


   See accompanying notes to the unaudited consolidated financial statements.

                                ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

                                                                                                      FOR THE THREE MONTHS
                                                                                                         ENDED MARCH 31,
                                                                                                  ------------------------------
                                                                                                    2001                  2000
                                                                                                  ---------             --------
                                                                                                           (IN THOUSANDS)
Cash Flows From Operating Activities:
   Net income                                                                                     $   4,713             $  4,244
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization of premises and equipment                                            199                  231
     Amortization of premium on purchased loans                                                         805                  267
     Accretion of deferred loan origination fees, net of costs                                         (413)                (401)
     Amortization of original issue discount and deferred debt issuance costs on
       collateralized mortgage obligations                                                               88                   --
     Provision for loan losses                                                                          450                  600
     Provision for losses on other real estate owned                                                    122                  144
     Gain on sale of investment securities available for sale                                            --               (1,412)
     Loss on the sale of other real estate owned                                                         32                   69
     Decrease in interest receivable                                                                    596                  120
     Decrease in other assets                                                                         1,832                  895
     (Decrease) increase in accounts payable and other liabilities                                     (432)               2,269
                                                                                                  ---------             --------
        Net cash provided by operating activities                                                     7,992                7,026
                                                                                                  ---------             --------

Cash Flows From Investing Activities:
  Purchases of investment securities available for sale                                              (6,619)             (10,000)
  Proceeds from the maturity of investment securities available for sale                             33,260               10,000
  Proceeds from the sale of investment securities available for sale                                     --               16,176
  Increase in stock in Federal Home Loan Bank                                                        (2,121)                (110)
  Cash paid to acquire ICCMAC Multifamily and Commercial Trust 1999-1                                    --              (51,069)
  Purchases of real estate loans                                                                    (75,414)             (15,522)
  Decrease in real estate loans, net                                                                 18,874               29,599
  Repayment of loans held in trust                                                                   14,349                   --
  Proceeds from sale of real estate loans                                                               210                   --
  Proceeds from the sale of other real estate owned                                                     156                  434
  Other, net                                                                                            (36)                (385)
                                                                                                  ---------             --------
        Net cash used in investing activities                                                       (17,341)             (20,877)
                                                                                                  ---------             --------

Cash Flows From Financing Activities:
   Proceeds from exercise of employee stock options                                                       5                   20
   Cash paid to acquire treasury stock                                                               (1,777)                (656)
   Proceeds from issuance of trust preferred securities                                              14,549                   --
   Net decrease in deposit accounts                                                                 (16,672)              (4,366)
   Principal repayments on collateralized mortgage obligations                                      (14,424)                  --
   Amounts borrowed from the Federal Home Loan Bank                                                 152,925                6,000
   Repayment of amounts borrowed from the Federal Home Loan Bank                                   (110,500)             (46,000)
                                                                                                  ---------             --------
         Net cash provided by (used in) financing activities                                         24,106              (45,002)
                                                                                                  ---------             --------
            Net increase (decrease) in cash and cash equivalents                                     14,757              (58,853)
            Cash and cash equivalents at beginning of the period                                     70,950               72,242
                                                                                                  ---------             --------
            Cash and cash equivalents at end of period                                            $  85,707             $ 13,389
                                                                                                  =========             ========

Supplemental Cash Flow Information:
   Cash paid during the period for interest                                                       $  18,843             $ 14,408
   Cash paid during the period for income taxes                                                   $      --             $  4,400

Noncash Investing Transactions:
   Loans transferred to other real estate owned                                                   $   1,619             $    141


   See accompanying notes to the unaudited consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

        The unaudited consolidated financial statements of ITLA Capital Corporation included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period indicated. The unaudited consolidated financial statements include the accounts of ITLA Capital and its subsidiaries, Imperial Capital Bank (the "Bank") and Imperial Capital Real Estate Investment Trust ("Imperial Capital REIT"), ITLA Capital Statutory Trust I ("Trust I") and ITLA Capital Statutory Trust II ("Trust II"). All intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations for the remainder of the year.

        These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - EARNINGS PER SHARE

        Basic Earnings Per Share ("Basic EPS") is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted Earnings Per Share ("Diluted EPS") reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which shared in the Company's earnings.

        The following is a reconciliation of the calculation of Basic EPS and Diluted EPS.

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                     -------------------------------------------
                                                                    WEIGHTED-
                                                                     AVERAGE              PER
                                                      NET            SHARES              SHARE
                                                     INCOME        OUTSTANDING           AMOUNT
                                                     ------        -----------          --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
         2001
         ----
         Basic EPS                                   $4,713            6,720            $   0.70
         Effect of Dilutive Stock Options                --              273               (0.03)
                                                     ------            -----            --------
         Diluted EPS                                 $4,713            6,993            $   0.67
                                                     ======            =====            ========
         2000
         ----
         Basic EPS                                   $4,244            7,222            $   0.59
         Effect of Dilutive Stock Options                --               76               (0.01)
                                                     ------            -----            --------
         Diluted EPS                                 $4,244            7,298            $   0.58
                                                     ======            =====            ========

NOTE 3 - COMPREHENSIVE INCOME

        Comprehensive income, which encompasses net income and the net change in unrealized gains on investment securities available for sale, is presented below:

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      ---------------------------
                                                                       2001                2000
                                                                      -------             -------
                                                                         (DOLLARS IN THOUSANDS)
Net income                                                            $ 4,713             $ 4,244

Other comprehensive income-
    Unrealized loss on investment securities
    available for sale, net of tax expense of $27 and
    $47 for the three months ended March 31, 2001
    and 2000, respectively                                                (40)                (70)

    Less reclassification adjustment for gains included in
    net income, net of tax benefit of $578 in 2000                         --                (834)
                                                                      -------             -------

        Comprehensive income                                          $ 4,673             $ 3,340
                                                                      =======             =======

NOTE 4 - IMPAIRED LOANS RECEIVABLE

        As of March 31, 2001 and December 31, 2000, the recorded investment in real estate loans and real estate loans held in trust that were considered impaired as defined by Statement of Financial Accounting Standards No. 114 were $28.6 million and $18.9 million, respectively. The average recorded investment in impaired loans was $24.0 million for the three months ended March 31, 2001 and $18.8 million for the three months ended March 31, 2001. Interest income recognized on impaired loans totaled $127,000 and $338,000 for the three months ended March 31, 2001 and 2000, respectively.

NOTE 5 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

        The Company has two wholly-owned trust subsidiaries, Trust I and Trust II which issued $14.0 million of 10.60% cumulative trust preferred securities and $15.0 million of 10.20% cumulative trust preferred securities, respectively, referred to collectively as the Trust Preferred securities. ITLA Capital has fully and unconditionally guaranteed the Trust Preferred securities along with all obligations of each trust under their respective trust agreements. Each trust was formed for the exclusive purpose of issuing the Trust Preferred securities and their common securities and using the proceeds to acquire ITLA Capital's junior subordinated deferrable interest debentures. Trust I acquired an aggregate principal amount of $14.4 million of ITLA Capital's 10.60% junior subordinated deferrable interest debentures due September 7, 2030 and Trust II acquired an aggregate principal amount of $15.5 million of ITLA Capital's 10.20% junior subordinated deferrable interest debentures due February 22, 2031. The sole assets of each trust are the debentures it holds. Each of the debentures is redeemable, in whole or in part, at ITLA Capital's option on or after ten years after issuance, at declining premiums to maturity. The Company used the proceeds from the debentures for general corporate purposes, including an aggregate of $28.0 million in capital contributions to the Bank to support future growth. The balance outstanding on the Trust Preferred securities was $28.1 million at March 31, 2001. The costs associated with the Trust Preferred securities issuance have been capitalized and are being amortized using the straight-line method over a period of ten years. The distributions payable on the Trust Preferred securities are reflected as "Minority interest expense in income of subsidiary" in the Consolidated Statements of Income. The Trust preferred securities are reflected on the Consolidated Statement of Financial Condition as "Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Deferrable Interest Debentures."

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis is intended to identify the major factors that influenced the financial condition and results of operations for the three months ended March 31, 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

GENERAL

        Consolidated net income totaled $4.7 million for the three months ended March 31, 2001 compared to $4.2 million for the corresponding period in 2000, an increase of 11.9%. The increase in net income was primarily due to an increase in net interest income and decreases in noninterest expense and in the provision for loan losses. These items were partially offset by increases in minority interest in income of subsidiary and the provision for income taxes. Diluted EPS was $0.67 for the three months ended March 31, 2001 compared to $0.58 for the corresponding period in 2000, an increase of 15.5%.

        The return on average assets was 1.40% for the three months ended March 31, 2001 compared to 1.57% for the same period last year. The return on average shareholders equity was 14.05% for the three months ended March 31, 2001, compared to 13.75% for the same period last year.

        Total loan production, including the unfunded portion of construction loans was $129.3 million for the three months ended March 31, 2001, consisting of the origination and/or purchase of $100.7 million of commercial real estate loans, $15.4 million of residential real estate loans and $13.2 million of franchise loans compared to total loan production of $29.8 million, consisting of $14.6 million of commercial real estate loans and $15.2 million of residential real estate loans for the same period last year. Additionally, during the same period last year, we acquired $250.5 million of commercial loans when we purchased the ICCMAC Multifamily and Commercial Trust 1999-1 ("ICCMAC Trust").

NET INTEREST INCOME AND MARGIN

        The following table presents, for the three months ended March 31, 2001 and 2000, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

                                                                FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                 2001                                        2000
                                                ------------------------------------        --------------------------------------
                                                  AVERAGE         INCOME/     YIELD/          AVERAGE         INCOME/       YIELD/
                                                  BALANCE         EXPENSE      RATE           BALANCE         EXPENSE        RATE
                                                -----------       -------     ------        -----------       -------       ------
                                                                              (DOLLARS IN THOUSANDS)
                   ASSETS
Cash and investments                            $    78,649         1,161       5.99%       $   115,955         1,672        5.80%
Loans Receivable:
  Real estate loans                               1,073,465        26,783      10.12%           956,991        24,601       10.34%
  Real estate loans held in trust                   209,456         4,322       8.37%            11,139           246        8.88%
                                                -----------       -------      -----        -----------       -------       -----
    Total loans receivable                        1,282,921        31,105       9.83%           968,130        24,847       10.32%
                                                -----------       -------      -----        -----------       -------       -----

Total interest-earning assets                     1,361,570       $32,266       9.61%         1,084,085       $26,519        9.84%
                                                                  =======      =====                          =======       =====
Noninterest-earning assets                           33,500                                      21,403
Allowance for loan losses                           (27,502)                                    (20,498)
                                                -----------                                 -----------
    Total                                       $ 1,367,568                                 $ 1,084,990
                                                ===========                                 ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
Deposit accounts:
  Money market and passbook accounts            $   105,014         1,349       5.21%       $   125,729         1,659        5.31%
  Time certificates                                 904,829        14,465       6.48%           781,035        11,342        5.84%
                                                -----------       -------      -----        -----------       -------       -----

    Total deposit accounts                        1,009,843        15,814       6.35%           906,764        13,001        5.77%
Collateralized mortgage obligations                 154,943         2,293       6.00%             9,593           151        6.33%
FHLB advances                                        35,137           531       6.13%            33,338           450        5.43%
                                                -----------       -------      -----        -----------       -------       -----

Total interest-bearing liabilities                1,199,923       $18,638       6.30%           949,695       $13,602        5.76%
                                                                  =======      =====                          =======       =====
Noninterest-bearing liabilities                      11,918                                      11,190
Trust preferred securities                           19,664                                          --
Shareholders' equity                                136,063                                     124,105
                                                -----------                                 -----------
    Total                                       $ 1,367,568                                 $ 1,084,990
                                                ===========                                 ===========

Net interest spread                                                             3.31%                                        4.08%
                                                                               =====                                        =====

Net interest income before provision
  for loan losses                                                 $13,628                                     $12,917
                                                                  =======                                     =======

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

                                                                 FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                                                 --------------------------------------------------
                                                                  INCREASE (DECREASE) DUE TO:
                                                                 -----------------------------
                                                                  VOLUME                RATE                TOTAL
                                                                 ---------             -------             -------
                                                                                    (IN THOUSANDS)
Interest and fees earned from:
         Real estate loans                                         $ 2,732             $  (550)            $ 2,182
         Real estate loans held in trust                             4,090                 (14)              4,076
         Cash and investment securities                               (564)                 53                (511)
                                                                   -------             -------             -------

           Total increase (decrease) in interest income              6,258                (511)              5,747
                                                                   -------             -------             -------

Interest paid on:
         Deposit accounts                                            1,560               1,253               2,813
         Collateralized mortgage obligations                         2,150                  (8)              2,142
         FHLB advances                                                  26                  55                  81
                                                                   -------             -------             -------

           Total increase in interest expense                        3,736               1,300               5,036
                                                                   -------             -------             -------
Increase (decrease) in net interest income                         $ 2,522             $(1,811)            $   711
                                                                   =======             =======             =======


        Total interest income increased $5.8 million to $32.3 million in the first quarter of 2001 compared to $26.5 million for the corresponding period in 2000 due to increases in the average balance of real estate loans held in trust and in the Bank's real estate loans, and to an increase in the yield on cash and investment securities. These increases in interest income were partially offset by decreases resulting from a lower average balance of cash and investment securities and from a lower yield on real estate loans and real estate loans held in trust.

        The average balance of real estate loans held in trust was $209.5 million for the three months ended March 31, 2001 as compared to $11.1 million for the same period last year. This increase was primarily due to the timing of the acquisition of the ICCMAC Trust which occurred during the last week of the prior years' first quarter. The average balance of real estate loans increased to $1.1 billion in the first quarter of 2001 as compared to $957.0 million in the corresponding period of the prior year. This increase was primarily due to increases in real estate loans secured by income producing properties, construction loans and purchased single family residential mortgages. Loans secured by income producing properties and construction loans had an average balance of $939.5 million during the quarter ended March 31, 2001 compared to $870.3 million during the same period last year. The average balance of purchased single family residential mortgages was $134.0 million during the quarter ended March 31, 2001, compared to $86.7 million in the same period in the prior year. Purchased single family residential mortgages are not presently expected to materially increase as a percentage of our current total assets.

        The average yield earned on real estate loans decreased 22 basis points to 10.12% in the quarter ended March 31, 2001 as compared to 10.34% in the same period in the prior year. The decrease in the yield on real estate loans was primarily due to the repricing of variable rate loans at lower interest rates resulting from the general decline in market interest rates. Our commercial real estate loan portfolio is primarily comprised of adjustable rate mortgages indexed to the six month LIBOR.

        Approximately 90.3% of our real estate loan portfolio (including real estate loans held in trust) are adjustable rate mortgages at March 31, 2001. These adjustable rate mortgages generally reprice on a quarterly basis and approximately 96.9% contain interest rate floors, below which the loans' contractual interest rate may not adjust. At March 31, 2001, the weighted average floor rate of the loans that have interest rate floors was 9.3%. At that date, 45.3% of those loans were at the floor interest rate, 13.4% were within 50 basis points of their floor interest rate, and 15.6% were greater than 50 but less than 100 basis points from their floor interest rate. As market interest rates decline and the loans reprice, more of our portfolfio shall reach the floor interest rate and no longer reprice downward. Accordingly, we expect that the decline in the yield on our adjustable rate loans due to falling interest rates may be less significant during the remainder of 2001, as compared to the decline in loan yield that we experienced due to falling market rates during the current quarter ended March 31, 2001.

        Total interest expense increased by $5.0 million to $18.6 million in the first quarter of 2001, compared to $13.6 million in the corresponding period in 2000. This increase was primarily attributable to the Collateralized Mortgage Obligations ("CMO's") of the ICCMAC Trust, as well as an increase in the net balance of deposit accounts and an increase in the cost of funds. In addition, the average balance of Federal Home Loan Bank ("FHLB") advances increased during the quarter ended March 31, 2001 as compared to the same period last year.

        The average balance of the CMO's was $154.9 million during the first quarter of 2001, compared to $9.6 million in the corresponding period in 2000. The average rate paid on the CMO's was 6.00% during the three months ended March 31, 2001 compared to 6.33% for the same period last year. The average balance of deposit accounts increased $103.1 million to $1.01 billion for the three months ended March 31, 2001 compared to $906.8 million in the corresponding period of the prior year. Our cost of funds increased to 6.30% during the three month period ended March 31, 2001, compared to 5.76% during the corresponding period in 2000. This increase in funding costs was due primarily to higher yields being paid on deposit accounts as compared to the same period last year. We expect the cost of funds of our deposit accounts to decline during the remainder of 2001, as the certificates issued at higher market interest rates mature and are replaced with certificates that bear interest at current market rates. Approximately 71.3% of our deposit accounts are certificates that will mature within the next nine months. FHLB advances averaged $35.1 million in the current quarter, compared to $33.3 million in the corresponding period of the prior year.

        Net interest margin decreased to 4.06% for the three months ended March 31, 2001 as compared to 4.79% for the corresponding period of the prior year primarily due to the 54 basis point increase in the cost of funds and the 23 basis point decrease in the yield on total interest earnings assets.

PROVISION FOR LOAN LOSSES

        Management periodically assesses the adequacy of the allowance for loan losses by reference to many factors which may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements,

        -       general portfolio trends relative to asset and portfolio size;

        -       asset categories;

        -       credit and geographic concentrations;

        -       delinquency trends and nonaccrual loan levels;

        - historical loss experience and risks associated with changes in economic, social and business conditions.

        Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of nonperforming assets. Management believes that the allowance for loan losses as of March 31, 2001 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank's allowance for loan losses is subject to review by the bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

        The provision for loan losses totaled $450,000 in the first quarter of 2001, compared to $600,000 for the same period in the prior year. The provision for loan losses was recorded to provide for reserves due to loan portfolio growth. The allowance for loan losses was 2.09% of total real estate loans and real estate loans held in trust at March 31, 2001 as compared to 2.12% at December 31, 2000. See also "Financial Condition - Credit Risk."

NONINTEREST INCOME

        Noninterest income totaled $314,000 for the three months ended March 31, 2001, compared to $1.6 million for the same period last year. The previous year's noninterest income included a $1.4 million gain on sale of investment securities available for sale.

NONINTEREST EXPENSE

        Noninterest expense totaled $5.3 million for the three months ended March 31, 2001, compared to $6.8 million for the corresponding period in the prior year. The previous year's noninterest expense included a $1.4 million nonrecurring charge relating to the consolidation of the Bank's headquarters with ITLA Capital's headquarters in La Jolla, California. Compensation and benefits expense totaled $2.8 million during the three months ended March 31, 2001, compared to $2.4 million in the same period of the prior year. The increase in compensation and benefits expense was primarily due to additional staffing, as average full time equivalent associates totaled 126 in the current period, compared to 117 in the corresponding period of the prior year.

        For the three months ended March 31, 2001, our ratio of consolidated general and administrative expense to average assets, on an annualized basis, decreased to 1.50% compared from 1.94% for the same period last year. Our efficiency ratio (excluding real estate operations) which is defined as general and administrative expenses as a percentage of net interest income and noninterest income was 36.8% for the quarter ended March 31, 2001 compared to 36.3% during the corresponding period in the prior year.

MINORITY INTEREST IN INCOME OF SUBSIDIARY

        Minority interest in income of subsidiary was $574,000 during the three month period ended March 31, 2001 consisting of distributions on our Trust Preferred securities. During the current quarter we issued additional Trust Preferred securities totaling $15.0 million with a 10.20% cumulative dividend. See Note 5 to the unaudited consolidated financial statements for further information.

FINANCIAL CONDITION

        Total assets increased $28.4 million, or 2.0% to $1.44 billion at March 31, 2001. The increase in total assets during the current quarter was due primarily to a $54.3 million increase in the Bank's loan portfolio and a $14.8 million increase in cash and cash equivalents, partially offset by a $26.6 million decrease in investment securities available for sale and a $14.8 million decrease in real estate loans held in trust. Total deposit accounts, which are concentrated in time certificates, remained relatively unchanged totaling $1.0 billion at March 31, 2001 and December 31, 2000. We retained a significant amount of the funds which matured through rollover of maturing deposit accounts during the three months ended March 31, 2001. Although we compete for deposits primarily on the basis of rates, management believes that a significant portion of deposits will remain with us upon maturity based on our historical experience regarding retention of deposits. CMO's decreased to $147.5 million at March 31, 2001 compared to $161.9 million at December 31, 2000. Federal Home Loan Bank advances increased to $121.7 million at March 31, 2001 compared to $79.3 million at December 31, 2000.

CREDIT RISK

   NONPERFORMING ASSETS, OTHER LOANS OF CONCERN AND ALLOWANCE FOR LOAN LOSSES

        The following table sets forth our nonperforming assets by category, accruing loans past due 90 days or more and troubled debt restructurings as of the dates indicated.


                                                      MARCH 31,          DECEMBER 31,
                                                        2001                 2000
                                                      ---------          ------------
                                                           (DOLLARS IN THOUSANDS)
Nonaccrual loans:
   Real estate(1)                                      $14,134             $ 9,430
   Construction                                         13,725               8,712
                                                       -------             -------

      Total nonaccrual loans                            27,859              18,142
Other real estate owned, net                             3,586               2,250
                                                       -------             -------

      Total nonperforming assets                       $31,445             $20,392

Accruing loans past due 90 days or more with
   respect to principal or interest                      4,758               9,765
Performing troubled debt restructurings                  2,991               3,002
                                                       -------             -------
                                                        39,194              33,159
                                                       =======             =======

Nonaccrual loans to total real estate loans
   and real estate loans held in trust                    2.10%               1.42%
Allowance for loan losses to
   nonaccrual loans                                      99.20%             149.85%
Nonperforming assets to total assets                      2.18%               1.44%

----------

(1) Includes one loan with a net book balance of $1.4 million that is a nonperforming troubled debt restructuring as of March 31, 2001 and December 31, 2000, respectively.

        At March 31, 2001 and December 31, 2000, Other Real Estate Owned consisted of six and five properties, respectively.

        As of March 31, 2001 and December 31, 2000, other loans of concern totaled $55.9 million and $70.9 million, respectively. Other loans of concern consist of loans with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category. The decrease in other loans of concern for the quarter ended March 31, 2001 was primarily due to $5.5 million of loans being paid-off, $1.3 million of loans upgraded due to improving conditions and $10.5 million of loans migrating to nonaccrual status, partially offset by $2.3 million of new other loans of concern.

        Our loan delinquencies (delinquent loans greater than 30 days) were relatively unchanged totaling $45.5 million or 3.45% of gross loan portfolio at March 31, 2001 as compared to $44.1 million or 3.46% of gross loan portfolio at December 31, 2000.

        The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios, for the periods indicated.

                                                                    FOR THE
                                                                  THREE MONTHS            FOR THE
                                                                     ENDED               YEAR ENDED
                                                                    MARCH 31,           DECEMBER 31,
                                                                      2001                  2000
                                                                   -----------          ------------
                                                                          (DOLLARS IN THOUSANDS)
Balance at beginning of period                                      $ 27,186              $ 19,895
Provision for loan losses                                                450                 4,775
Addition due to purchase of the ICCMAC Trust                              --                 4,614

Charge offs:
Real estate loans                                                        (18)               (1,489)
Construction loans                                                        --                (1,000)
                                                                    --------              --------
                                                                         (18)               (2,489)
                                                                    --------              --------
Recoveries:
Real estate loans                                                         21                   391
                                                                    --------              --------
Total recoveries                                                          21                   391
                                                                    --------              --------

Net recoveries (charge-offs) on real estate loans                          3                (2,098)
                                                                    --------              --------

          Balance at end of period                                  $ 27,639              $ 27,186
                                                                    ========              ========

Allowance for loan losses as a percentage of real estate
     loans and loans held in trust, net                                 2.09%                 2.12%


LIQUIDITY

        Liquidity refers to our ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new real estate loans. We maintain a cash and investment securities portfolio designed to satisfy operating liquidity requirements while preserving capital and maximizing yield. As of March 31, 2001, we held approximately $85.7 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $19.7 million of investment securities classified as available for sale. Short-term fixed income investments classified as cash equivalents consisted of interest-bearing deposits at financial institutions, government money market funds, short-term government agency securities and United States Treasury securities, while investment securities available for sale consisted primarily of fixed income instruments which were rated "AAA" or equivalent by nationally recognized rating agencies. As of March 31, 2001 and December 31, 2000, the Bank's liquidity ratios were 10.4% and 11.7%, respectively. In addition, our liquidity position is supported by a credit facility with the Federal Home Loan Bank of San Francisco. As of March 31, 2001, we had remaining available borrowing capacity under this credit facility of $114.5 million, net of the $6.0 million of additional Federal Home Loan Bank Stock that we would be required to purchase to support those additional borrowings, and $30.0 million of unused federal funds credit facilities under established lines of credit with two banks.

CAPITAL RESOURCES

        As of March 31, 2001, the Bank's Leverage (Core), Tier I and Total Risk-Based capital ratios were 10.8%, 11.4% and 12.6%, respectively. These ratios were 9.1%, 10.4% and 11.6%, respectively, as of December 31, 2000. The increase in capital ratios from December 31, 2000 to March 31, 2001 was due primarily to the $14.5 million capital contribution to the Bank from ITLA Capital and the Bank's net income of $4.2 million, which was partially offset by the payment of a $3.0 dividend to ITLA Capital from the Bank. The minimum regulatory requirement for Leverage (Core), Tier I and Total Risk-Based capital are 4.0%, 4.0% and 8.0%, respectively. As of March 31, 2001, the Bank's capital position was designated as "well capitalized" for regulatory purposes.

        At March 31, 2001 our shareholders' equity increased $2.9 million to $136.5 million from $133.6 million at December 31, 2000. The increase was primarily due to the accumulation of $4.7 million in net income, partially offset by purchases of treasury stock of $1.8 million. There were no dividends declared or paid by us during the first three months of 2000.

ITEM 3: MARKET RISK

        Our estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in our annual report on Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION

ITEM 1          LEGAL PROCEEDINGS

                We are party to certain legal proceedings incidental to its business. Management believes that the outcome of such proceedings, in the aggregate, will not have a material effect on our financial condition or results of operations.

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


                            ITLA CAPITAL CORPORATION


Date:  May 15, 2001                    /s/ George W. Haligowski
                                       -----------------------------------------
                                       George W. Haligowski
                                       Chairman of the Board, President and
                                       Chief Executive Officer


Date:  May 15, 2001                    /s/ Timothy M. Doyle
                                       -----------------------------------------
                                       Timothy M. Doyle
                                       Managing Director and Chief
                                       Financial Officer