Form 10-Q
period 2001-06-30
ITLA CAPITAL CORP
filed 2001-08-14
CIK 1000234

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from _________________ to _________________


                         Commission File Number 0-26960

                            ITLA CAPITAL CORPORATION
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)


                Delaware                                    95-4596322
    -------------------------------                         ----------
    (State or Other Jurisdiction of                       (IRS Employer
     Incorporation or Organization)                    Identification No.)


888 Prospect St., Suite 110, La Jolla, California              92037
-------------------------------------------------              -----
     (Address of Principal Executive Offices)               (Zip Code)


                                 (858) 551-0511
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Number of shares of common stock of the registrant: 6,143,413 outstanding as of August 7, 2001.

                            ITLA CAPITAL CORPORATION
                                    FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001
                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                                                             PAGE
                                                                                                           ----
             Consolidated Balance Sheets - June 30, 2001 and December 31, 2000..........................     3
             Consolidated Statements of Income - Three and Six Months
                 Ended June 30, 2001 and 2000...........................................................     4
             Consolidated Statements of Cash Flows -
                 Six Months Ended June 30, 2001 and 2000................................................     5
             Notes to Unaudited Consolidated Financial Statements.......................................     6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS......................................................................     8

ITEM 3.   MARKET RISK...................................................................................    20

PART II -- OTHER INFORMATION
ITEM 1.      Legal Proceedings..........................................................................    21
ITEM 2.      Changes in Securities......................................................................    21
ITEM 3.      Defaults Upon Senior Securities............................................................    21
ITEM 4.      Submission of Matters to a Vote of Security Holders........................................    21
ITEM 5.      Other Information..........................................................................    21
ITEM 6.      Exhibits and Reports on Form 8-K...........................................................    21
             Signatures.................................................................................    22

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

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 30,
                                                                                      2001           DECEMBER 31,
                                                                                   (UNAUDITED)           2000
                                                                                ----------------   ----------------
                                                                                (IN THOUSANDS EXCEPT SHARE AMOUNTS)
                           ASSETS

Cash and cash equivalents                                                          $    98,301       $    70,950
Investment securities available for sale, at fair value                                 14,474            46,325
Stock in Federal Home Loan Bank                                                          9,307             3,963
Real estate loans, net (net of allowance for loan losses of $22,661 and
  $22,608 in 2001 and 2000, respectively)                                            1,080,332         1,045,927
Real estate loans, held in trust (net of allowance for loan losses of
  $4,578 in 2001 and 2000)                                                             184,784           211,722
Interest receivable                                                                     10,933            11,821
Other real estate owned, net                                                             2,124             2,250
Premises and equipment, net                                                              2,103             2,690
Deferred income taxes                                                                   11,137            11,302
Other assets                                                                             8,025             8,193
                                                                                   -----------       -----------
           Total assets                                                            $ 1,421,520       $ 1,415,143
                                                                                   ===========       ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposit accounts                                                                 $   926,912       $ 1,015,699
  Collateralized mortgage obligations                                                  135,154           161,852
  Federal Home Loan Bank advances                                                      186,135            79,250
  Accounts payable and other liabilities                                                11,453            11,269
                                                                                   -----------       -----------
           Total liabilities                                                         1,259,654         1,268,070
                                                                                   -----------       -----------

Commitments and contingencies

  Guaranteed preferred beneficial interests in the Company's junior
    subordinated deferrable interest debentures, net                                    28,069            13,519

Shareholders' equity:
  Preferred stock, 5,000,000 shares authorized, none issued                                 --                --
  Contributed capital-common stock, $.01 par value; 20,000,000 shares authorized, 8,210,749 and 8,206,749 issued and outstanding in 2001
    and 2000, respectively                                                              57,168            57,120
  Retained earnings                                                                    107,049            97,617
  Accumulated other comprehensive income                                                    21                91
                                                                                   -----------       -----------
                                                                                       164,238           154,828
  Less treasury stock, at cost - 2,058,336 and 1,546,336 shares in
    2001 and 2000, respectively                                                        (30,441)          (21,274)
                                                                                   -----------       -----------
      Total shareholders' equity                                                       133,797           133,554
                                                                                   -----------       -----------
           Total liabilities and shareholders' equity                              $ 1,421,520       $ 1,415,143
                                                                                   ===========       ===========

                    See accompanying notes to the unaudited consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                ENDED JUNE 30,                ENDED JUNE 30,
                                                           -----------------------       -----------------------
                                                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                             2001           2000           2001           2000
                                                           --------       --------       --------       --------
Interest income:
  Real estate loans, including fees                        $ 26,635       $ 24,778       $ 53,418       $ 49,379
  Real estate loans held in trust                             4,006          5,672          8,328          5,918
  Cash and investment securities                                787          1,093          1,948          2,765
                                                           --------       --------       --------       --------
    Total interest income                                    31,428         31,543         63,694         58,062
                                                           --------       --------       --------       --------

Interest expense:
  Deposit accounts                                           14,097         13,389         29,911         26,390
  Collateralized mortgage obligations                         1,689          3,830          3,982          3,981
  Federal Home Loan Bank advances                             1,127            444          1,658            894
                                                           --------       --------       --------       --------
    Total interest expense                                   16,913         17,663         35,551         31,265
                                                           --------       --------       --------       --------

      Net interest income before provision
         for loan losses                                     14,515         13,880         28,143         26,797

Provision for loan losses                                       500          1,200            950          1,800
                                                           --------       --------       --------       --------

      Net interest income after provision
         for loan losses                                     14,015         12,680         27,193         24,997
                                                           --------       --------       --------       --------

Noninterest income:
  Fee income from mortgage banking activities                    --             33             60             33
  Gain on sale of investment securities available
    for sale                                                     --             --             --          1,412
  Other                                                         239            111            493            273
                                                           --------       --------       --------       --------
    Total noninterest income                                    239            144            553          1,718
                                                           --------       --------       --------       --------

Noninterest expense:
  Compensation and benefits                                   3,097          2,439          5,853          4,879
  Occupancy and equipment                                       750            696          1,443          1,395
  FDIC assessment                                                48             47             93             95
  Other                                                       1,886          1,919          3,523          3,997
                                                           --------       --------       --------       --------
    Total recurring general and administrative                5,781          5,101         10,912         10,366
  Nonrecurring expense                                           --             --             --          1,400
                                                           --------       --------       --------       --------
    Total general and administrative                          5,781          5,101         10,912         11,766
                                                           --------       --------       --------       --------

  Real estate owned expense (income), net                        35              6             50            (48)
  Provision for losses on other real estate owned                81             --            203            144
  (Gain) loss on sale of other real estate owned, net           (69)           (60)           (37)             9
                                                           --------       --------       --------       --------
    Total real estate owned expense, net                         47            (54)           216            105
                                                           --------       --------       --------       --------
      Total noninterest expense                               5,828          5,047         11,128         11,871
                                                           --------       --------       --------       --------

Income before provision for income taxes and
    minority interest in income of subsidiary                 8,426          7,777         16,618         14,844
Minority interest in income of subsidiary                       796             --          1,370             --
                                                           --------       --------       --------       --------

Income before provision for income taxes                      7,630          7,777         15,248         14,844
Provision for income taxes                                    2,911          3,184          5,816          6,007
                                                           --------       --------       --------       --------

  NET INCOME                                               $  4,719       $  4,593       $  9,432       $  8,837
                                                           ========       ========       ========       ========

  BASIC EARNINGS PER SHARE                                 $   0.71       $   0.64       $   1.41       $   1.23
                                                           ========       ========       ========       ========

  DILUTED EARNINGS PER SHARE                               $   0.69       $   0.63       $   1.36       $   1.21
                                                           ========       ========       ========       ========

                    See accompanying notes to the unaudited consolidated financial statements.

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        FOR THE SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                       -------------------------
                                                                                          2001            2000
                                                                                       ---------       ---------
                                                                                              (IN THOUSANDS)
Cash Flows From Operating Activities:
  Net Income                                                                           $   9,432       $   8,837
  Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization of premises and equipment                                  405             415
    Amortization of premium on purchased loans                                             1,615             949
    Accretion of deferred loan origination fees, net of costs                               (915)           (780)
    Amortization of original issue discount and deferred debt
      issuance costs on collateralized mortgage obligations                                  166             392
    Provision for loan losses                                                                950           1,800
    Provision for losses on other real estate owned                                          203             144
    Gain on sale of investment securities available for sale                                  --          (1,412)
    (Gain) loss in the sale of other real estate owned                                       (37)              9
    Decrease (increase) in interest receivable                                               888            (107)
    Decrease (increase) in other assets                                                      244          (7,522)
    Increase in accounts payable and other liabilities                                       185           4,049
                                                                                       ---------       ---------

      Net cash provided by operating activities                                           13,136           6,774
                                                                                       ---------       ---------

Cash Flows From Investing Activities:
  Purchases of investment securities available for sale                                  (11,000)        (15,000)
  Proceeds from maturity of investment securities available for sale                      43,260          10,000
  Proceeds from the sale of investment securities available for sale                          --          16,176
  (Increase) decrease in stock in Federal Home Loan Bank                                  (5,344)          5,661
  Purchases of real estate loans                                                        (119,852)        (53,539)
  Decrease in real estate loans, net                                                      82,488          60,075
  Cash paid to acquire ICCMAC Multifamily and Commercial Trust 1999-1                         --         (51,069)
  Repayment of real estate loans held in trust                                            26,118           9,559
  Proceeds from sale of real estate loans                                                    356          12,720
  Proceeds from the sale of other real estate owned                                        1,723           1,018
  Other, net                                                                                (198)           (498)
                                                                                       ---------       ---------
      Net cash provided by (used in) investing activities                                 17,551          (4,897)
                                                                                       ---------       ---------

Cash Flows From Financing Activities:
  Net (decrease) increase in deposit accounts                                            (88,787)         10,973
  Principal repayments on collateralized mortgage obligations                            (26,864)        (10,528)
  Proceeds from borrowings from the Federal Home Loan Bank                               106,885              --
  Repayment of borrowings from the Federal Home Loan Bank                                     --         (28,000)
  Proceeds from the issuance of trust preferred securities                                14,549              --
  Proceeds from exercise of employee stock options                                            48              30
  Cash paid to acquire treasury stock                                                     (9,167)         (2,780)
                                                                                       ---------       ---------
      Net cash used in financing activities                                               (3,336)        (30,305)
                                                                                       ---------       ---------

        Net increase (decrease) in cash and cash equivalents                              27,351         (28,428)
        Cash and cash equivalents at beginning of the period                              70,950          72,242
                                                                                       ---------       ---------
        Cash and cash equivalents at end of period                                     $  98,301       $  43,814
                                                                                       =========       =========

Supplemental Cash Flow Information:
    Cash paid during the period for interest                                           $  35,729       $  31,746
    Cash paid during the period for income taxes                                       $   5,800       $   7,850
Noncash Investing Transactions:
    Loans transferred to other real estate owned                                       $   1,773       $   1,290

                    See accompanying notes to the unaudited consolidated financial statements

                    ITLA CAPITAL CORPORATION AND SUBSIDIARIES

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The unaudited consolidated financial statements of ITLA Capital Corporation ("the Company") included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period indicated. The unaudited consolidated financial statements include the accounts of ITLA Capital and its subsidiaries, Imperial Capital Bank (the "Bank") and Imperial Capital Real Estate Investment Trust ("Imperial Capital REIT"), ITLA Capital Statutory Trust I ("Trust I") and ITLA Capital Statutory Trust II ("Trust II"). All intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations for the remainder of the year.

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

      The following is a reconciliation of the calculation of Basic EPS and Diluted EPS.

                            FOR THE THREE MONTHS ENDED JUNE 30,              FOR THE SIX MONTHS ENDED JUNE 30,
                          --------------------------------------          --------------------------------------
                                        WEIGHTED-                                       WEIGHTED-
                                         AVERAGE           PER                           AVERAGE          PER
                            NET           SHARES          SHARE             NET           SHARES         SHARE
                          INCOME       OUTSTANDING       AMOUNT           INCOME       OUTSTANDING       AMOUNT
                          ------       -----------      --------          ------       -----------      --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
2001
------------------
Basic EPS                 $4,719          6,633         $   0.71          $9,432          6,676         $   1.41
Effect of dilutive
  stock options               --            221            (0.02)             --            236            (0.05)
                          ------         ------         --------          ------         ------         --------
Diluted EPS               $4,719          6,854         $   0.69          $9,432          6,912         $   1.36
                          ======         ======         ========          ======         ======         ========

2000
------------------
Basic EPS                 $4,593          7,190         $   0.64          $8,837          7,206         $   1.23
Effect of dilutive
  stock options               --            114            (0.01)             --            112            (0.02)
                          ------         ------         --------          ------         ------         --------
Diluted EPS               $4,593          7,304         $   0.63          $8,837          7,318         $   1.21
                          ======         ======         ========          ======         ======         ========

NOTE 3 - COMPREHENSIVE INCOME

      Comprehensive income, which encompasses net income and the net change in unrealized gains (losses) on investment securities available for sale, is presented below:

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                        -----------------------         ------------------------
                                                          2001            2000            2001             2000
                                                        -------         -------         -------          -------
                                                                             (IN THOUSANDS)
Net Income                                              $ 4,719         $ 4,593         $ 9,432          $ 8,837
Other comprehensive income (loss)- Unrealized
  gain (loss) on investment securities available
  for sale, net of tax expense of $20 and $28 for
  the three months ended June 30, 2001 and 2000,
  and net of tax benefit of $47 and $1 for the
  six months ended June 30, 2001 and 2000,
  respectively.                                              30              70             (70)              (1)

  Less: reclassification adjustment for gains
  included in net income, net of tax benefit of
  $578 in 2000                                               --              --              --             (834)
                                                        -------         -------         -------          -------
Comprehensive income                                    $ 4,749         $ 4,663         $ 9,362          $ 8,002
                                                        =======         =======         =======          =======

NOTE 4 - IMPAIRED LOANS RECEIVABLE

      As of June 30, 2001 and December 31, 2000, the recorded investment in impaired real estate loans and impaired real estate loans held in trust was $28.3 million and $18.9 million, respectively. The average recorded investment in impaired loans was $28.5 million for the three months ended June 30, 2001 and $13.3 million for the same period last year. The average recorded investment in impaired loans was $25.2 million for the six months ended June 30, 2001 and $16.0 million for the same period last year. Interest income recognized on impaired loans totaled $12,000 for the three and six months ended June 30, 2001 as compared to none and $300,000 for the same periods last year.

NOTE 5 - GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

      The Company has two wholly-owned trust subsidiaries, Trust I and Trust II which issued $14.0 million of 10.60% cumulative trust preferred securities and $15.0 million of 10.20% cumulative trust preferred securities, respectively, referred to collectively as the Trust Preferred securities. ITLA Capital has fully and unconditionally guaranteed the Trust Preferred securities along with all obligations of each trust under their respective trust agreements. Each trust was formed for the exclusive purpose of issuing their respective Trust Preferred securities and common securities and using the proceeds to acquire ITLA Capital's junior subordinated deferrable interest debentures. Trust I acquired an aggregate principal amount of $14.4 million of ITLA Capital's 10.60% junior subordinated deferrable interest debentures due September 7, 2030 and Trust II acquired an aggregate principal amount of $15.5 million of ITLA Capital's 10.20% junior subordinated deferrable interest debentures due February 22, 2031. The sole assets of each trust are the debentures it holds. Each of the debentures is redeemable, in whole or in part, at ITLA Capital's option on or after ten years after issuance, at declining premiums to maturity. The Company used the proceeds from the debentures for general corporate purposes, including an aggregate of $28.0 million in capital contributions to the Bank to support future growth. The costs associated with the Trust Preferred securities issuance have been capitalized and are being amortized using a method that approximates the interest method over a period of ten years. The distributions payable on the Trust Preferred securities are reflected as "Minority interest in income of subsidiary" in the Consolidated Statements of Income. The Trust preferred securities are reflected on the Consolidated Statement of Financial Condition as "Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Deferrable Interest Debentures."

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENT

      The Financial Accounting Standards Board ("FASB") has finalized new accounting standards covering business combinations, goodwill and intangible assets. These new rules published in July 2001, consist of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". In conjunction with these new accounting standards the FASB has issued "Transition Provisions for New Business Combination Accounting Rules" ("Provisions") that require the Company to cease amortization of goodwill and adopt the new impairment approach as of January 1, 2002. Management does not expect SFAS No.'s 141 and 142 to have a material effect on the Company's financial condition or results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis is intended to identify the major factors that influenced the financial condition and results of operations for the three months and six months ended June 30, 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

GENERAL

      Consolidated net income totaled $4.7 million for the three months ended June 30, 2001 compared to $4.6 million for the same period last year, an increase of 2.2%. The increase in net income was primarily due to the increase in net interest income and the decrease in the provision for loan losses, partially offset by increases in noninterest expense and the expense associated with the Trust Preferred securities. Diluted EPS was $0.69 for the three months ended June 30, 2001 compared to $0.63 for the same period last year, an increase of 9.5%.

      The return on average assets was 1.37% for the three months ended June 30, 2001 compared to 1.45% for the same period last year. The return on average shareholders' equity was 13.69% for the three months ended June 30, 2001, compared to 14.50% for the same period last year.

      Total loan production was $118.1 million for the three months ended June 30, 2001, consisting of the origination and/or purchase of $99.4 million of commercial real estate loans, $2.5 million of residential real estate loans and $16.2 million of franchise loans. Loan production during the same period last year totaled $74.6 million, consisting of the origination of $37.1 million of commercial real estate loans and the purchase of $37.5 million of residential real estate loans.

NET INTEREST INCOME AND MARGIN

      The following table presents, for the three months ended June 30, 2001 and 2000, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

                                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                  -------------------------------------------------------------------------------
                                                       2001                                    2000
                                  ---------------------------------------    ------------------------------------
                                    AVERAGE          INCOME/       YIELD/      AVERAGE        INCOME/      YIELD/
                                    BALANCE          EXPENSE        RATE       BALANCE        EXPENSE      RATE
                                  -----------      -----------     ------    -----------    -----------    ------
                                                                  (DOLLARS IN THOUSANDS)
        ASSETS
Cash and investments              $    63,279      $       787      4.99%    $    66,714    $     1,093     6.59%
Loans receivable:
  Real estate loans                 1,114,223           26,635      9.59%        947,193         24,778    10.52%
  Real estate loans
    held in trust                     195,059            4,006      8.24%        255,339          5,672     8.93%
                                  -----------      -----------      ----     -----------    -----------    -----
Total loans receivable              1,309,282           30,641      9.39%      1,202,532         30,450    10.18%
                                  -----------      -----------      ----     -----------    -----------    -----

Total interest-earning assets       1,372,561      $    31,428      9.18%      1,269,246    $    31,543    10.00%
                                                   ===========      ====                    ===========    =====
Noninterest-earning assets             32,345                                     27,254
Allowance for loan losses             (27,401)                                   (24,780)
                                  -----------                                -----------
   Total assets                   $ 1,377,505                                $ 1,271,720
                                  ===========                                ===========

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Deposit accounts:
  Money market and
    passbook accounts             $   105,619      $     1,139      4.33%    $   115,418    $     1,598     5.57%
  Time certificates                   860,915           12,958      6.04%        781,635         11,791     6.07%
                                  -----------      -----------      ----     -----------    -----------    -----
    Total deposit accounts            966,534           14,097      5.85%        897,053         13,389     6.00%

Collateralized mortgage
  obligations                         140,575            1,689      4.82%        201,758          3,830     7.63%
FHLB advances                          89,164            1,127      5.07%         31,931            444     5.59%
                                  -----------      -----------      ----     -----------    -----------    -----
Total interest-bearing
  liabilities                       1,196,273      $    16,913      5.67%      1,130,742    $    17,663     6.28%
                                                   ===========      ====                    ===========    =====
Noninterest-bearing liabilities        14,934                                     13,542
Trust preferred securities             28,063                                         --
Shareholders' equity                  138,235                                    127,436
                                  -----------                                -----------
  Total liabilities
    and shareholders' equity      $ 1,377,505                                $ 1,271,720
                                  ===========                                ===========
Net interest spread                                                 3.51%                                   3.72%
                                                                    ====                                   =====

Net interest income
  Before provision for
  loan losses                                      $    14,515                              $    13,880
                                                   ===========                              ===========
Net interest margin                                                 4.24%                                   4.40%
                                                                    ====                                   =====

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

                                                  FOR THE THREE MONTHS ENDED
                                                    JUNE 30, 2001 AND 2000
                                                  INCREASE (DECREASE) DUE TO:
                                               ---------------------------------
                                                VOLUME        RATE        TOTAL
                                               -------      -------      -------
                                                         (IN THOUSANDS)
Interest and fees earned from:
  Real estate loans                            $ 4,032      $(2,175)     $ 1,857
  Real estate loans held in trust               (1,230)        (436)      (1,666)
  Cash and investment securities                   (42)        (264)        (306)
                                               -------      -------      -------
    Total increase (decrease) in
      interest income                          $ 2,760       (2,875)        (115)
                                               -------      -------      -------

Interest paid on:
  Deposit accounts                               1,036         (328)         708
  Collateralized mortgage obligations             (733)      (1,408)      (2,141)
  FHLB advances                                    724          (41)         683
                                               -------      -------      -------
    Total increase (decrease) in
      interest expense                           1,027       (1,777)        (750)
                                               -------      -------      -------
Increase (decrease) in net interest income     $ 1,733      $(1,098)     $   635
                                               =======      =======      =======

      Total interest income decreased $115,000 to $31.4 million in the second quarter of 2001 compared to $31.5 million for the same period last year. The decrease in interest income was due primarily to lower yields on interest earning assets partially offset by an increase in interest income due to a higher average outstanding balance of interest earning assets.

      The average balance of real estate loans was $1.1 billion for the three months ended June 30, 2001 as compared to $947.2 million for the same period last year. This increase was primarily due to increases in real estate loans secured by income producing properties, construction loans and purchased single family residential mortgages. Loans secured by income producing properties and construction loans had an average balance of $977.7 million during the quarter ended June 30, 2001 compared to $839.4 million during the same period last year. The average balance of purchased single family residential mortgages was $136.5 million during the quarter ended June 30, 2001, compared to $107.8 million in the same period in the prior year. Purchased single family residential mortgages are not presently expected to materially increase as a percentage of our current total assets. The average balance of real estate loans held in trust was $195.1 million for the three months ended June 30, 2001 as compared to $255.3 million for the same period last year. This decrease was primarily due to loan prepayments and principal amortization.

      The average yield earned on real estate loans decreased 93 basis points to 9.59% in the quarter ended June 30, 2001 as compared to 10.52% in the same period last year. The decrease in the yield on real estate loans was primarily due to the repricing of variable rate loans at lower interest rates resulting from the general decline in market interest rates. Our commercial real estate loan portfolio is primarily comprised of adjustable rate mortgages indexed to the six month LIBOR.

      Approximately 90.2% of our real estate loan portfolio (including real estate loans held in trust) are adjustable rate mortgages at June 30 2001. These adjustable rate mortgages generally reprice on a quarterly basis and approximately $1.1 billion or 95.1% of our real estate loan portfolio contain interest rate floors, below which the loans' contractual interest rate may not adjust. At June 30, 2001, the weighted average floor interest rate of these loans was 9.1%. At that date, approximately $801.6 million or 73.2% of those loans were at the floor interest rate, approximately $70.3 million or 6.4% were within 50 basis points of their floor interest rate, and approximately $58.6 million or 5.3% were greater than 50 but less than 100 basis points from their floor interest rate. As market interest rates decline and the loans reprice, more of our portfolio will reach the floor interest rate and no longer reprice downward. Accordingly, we expect that the rate of decline in the yield on our adjustable rate loans due to falling interest rates may be less significant during the remainder of 2001, as compared to the six months ended June 30, 2001.

      Total interest expense decreased by $750,000 to $16.9 million in the second quarter of 2001, compared to $17.7 million for the same period last year. This decrease was primarily attributable to lower interest rates paid on all interest bearing liabilities and a lower average balance on the Collateralized Mortgage Obligations ("CMO's") partially offset by higher average balances on deposit accounts and Federal Home Loan Bank ("FHLB") advances.

      The average balance of deposit accounts increased $69.4 million to $966.5 million for the three months ended June 30, 2001 compared to $897.1 million for the same period last year. Our cost of funds decreased to 5.67% during the three month period ended June 30, 2001, compared to 6.28% for the same period last year. This decrease in funding costs was due primarily to lower rates being paid on the CMO's and deposit accounts as compared to the same period last year due to the general decline in market interest rates. We expect the cost of funds of our deposit accounts to decline during the remainder of 2001, as the certificates issued at higher market interest rates mature and are replaced with certificates that bear interest at current market rates. Approximately $481.5 million, or 51.9% of our deposit accounts are certificates that will mature within the next six months. The average balance of the CMO's was $140.6 million during the second quarter of 2001, compared to $201.8 million for the same period last year. The average rate paid on the CMO's was 4.82% during the three months ended June 30, 2001 compared to 7.63% for the same period last year. FHLB advances averaged $89.2 million in the current quarter, compared to $31.9 million for the same period last year.

      Net interest margin decreased to 4.24% for the three months ended June 30, 2001 as compared to 4.40% for the same period last year primarily due to the 82 basis point decrease in the yield on total average interest earning assets partially offset by the 61 basis point decrease in cost of funds.

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

      Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of nonperforming assets. Management believes that the allowance for loan losses as of June 30, 2001 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank's allowance for loan losses is subject to review by the Bank's regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

      The provision for loan losses totaled $500,000 in the second quarter of 2001, compared to $1.2 million for the same period in the prior year. The provision for loan losses is recorded to provide for reserves based on the aggregate amount of nonperforming loans and other loans of concern, which has declined in total since December 31, 2000. The allowance for loan losses was 2.11% of total real estate loans and real estate loans held in trust at June 30, 2001 as compared to 2.12% at December 31, 2000. See also-"Financial Condition-Credit Risk."

NONINTEREST EXPENSE

      Noninterest expense totaled $5.8 million for the three months ended June 30, 2001, compared to $5.0 million for the same period last year. Compensation and benefits expense totaled $3.1 million during the three months ended June 30, 2001, compared to $2.4 million for the same period last year. The increase in compensation and benefits expense was primarily due to additions made to retail and wholesale loan origination sales staff.

      For the three months ended June 30, 2001, our ratio of consolidated general and administrative expense to average assets, on an annualized basis, increased to 1.68% compared to 1.60% for the same period last year. Our efficiency ratio, (excluding real estate operations), which is defined as general and administrative expenses as a percentage of net interest income and noninterest income was 39.18% for the quarter ended June 30, 2001 compared to 36.37% for the same period last year.

MINORITY INTEREST IN INCOME OF SUBSIDIARY

      Minority interest in income of subsidiary was $796,000 during the three month period ended June 30, 2001 consisting of accrued distributions payable on our Trust Preferred securities. See Note 5 to the unaudited Consolidated Financial Statements for further information.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

GENERAL

      Consolidated net income totaled $9.4 million for the six months ended June 30, 2001 compared to $8.8 million for the same period last year, an increase of 6.8%. The increase in net income was primarily due to an increase in net interest income and decreases in noninterest expense and provision for loan losses. These items were partially offset by a decrease in noninterest income and an increase in minority interest in income of subsidiary. Diluted EPS was $1.36 for the six months ended June 30, 2001 compared to $1.21 for the same period last year, an increase of 12.4%.

      The return on average assets was 1.38% for the six months ended June 30, 2001 compared to 1.51% for the same period last year. The return on average shareholders equity was 13.87% for the six months ended June 30, 2001, compared to 13.97% for the same period last year.

      Total loan production was $247.4 million for the six months ended June 30, 2001, consisting of the origination and/or purchase of $200.1 million of commercial real estate loans, $17.8 million of residential real estate loans and $29.5 million of franchise loans. Loan production during the same period last year totaled $104.5 million, consisting of the origination of $51.8 million of commercial real estate loans and the purchase of $52.7 million of residential real estate loans. Additionally, during the same period last year, we acquired $250.5 million of commercial real estate loans when we purchased the ICCMAC Multifamily and Commercial Trust 1999-1 ("ICCMAC Trust").

      NET INTEREST INCOME AND MARGIN

      The following table presents, for the six months ended June 30, 2001 and 2000, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

                                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                  -------------------------------------------------------------------------------
                                                      2001                                     2000
                                  ---------------------------------------    ------------------------------------
                                    AVERAGE          INCOME/       YIELD/      AVERAGE        INCOME/      YIELD/
                                    BALANCE          EXPENSE        RATE       BALANCE        EXPENSE      RATE
                                  -----------      -----------     ------    -----------    -----------    ------
                                                                  (DOLLARS IN THOUSANDS)
       ASSETS
Cash and investments              $    71,581      $     1,948      5.49%    $    93,903    $     2,765     5.92%
Loans receivable:
  Real estate loans                 1,094,841           53,418      9.84%        949,008         49,379    10.46%
  Real estate loans
    held in trust                     202,218            8,328      8.30%        133,361          5,918     8.92%
                                  -----------      -----------      ----     -----------    -----------    -----
Total loans receivable              1,297,059           61,746      9.60%      1,082,369         55,297    10.27%
                                  -----------      -----------      ----     -----------    -----------    -----
Total interest-earning assets       1,368,640      $    63,694      9.38%      1,176,272    $    58,062     9.93%
                                                   ===========      ====                    ===========    =====
Noninterest-earning assets             32,854                                     23,680
Allowance for loan losses             (27,451)                                   (22,443)
                                  -----------                                -----------
    Total assets                  $ 1,374,043                                $ 1,177,509
                                  ===========                                ===========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposit accounts:
  Money market and
    passbook accounts             $   105,319      $     2,491      4.77%    $   120,573    $     3,258     5.43%
  Time certificates                   882,750           27,420      6.26%        781,335         23,132     5.95%
                                  -----------      -----------      ----     -----------    -----------    -----
    Total deposit accounts            988,069           29,911      6.10%        901,908         26,390     5.88%
Collateralized mortgage
    obligations                       147,731            3,982      5.44%        108,574          3,981     7.37%
FHLB advances                          62,300            1,658      5.37%         32,635            894     5.51%
                                  -----------      -----------      ----     -----------    -----------    -----
Total interest-bearing
   liabilities                      1,198,100      $    35,551      5.98%      1,043,117    $    31,265     6.03%
                                                   ===========      ====                    ===========    =====

Noninterest-bearing liabilities        14,909                                      7,141
Trust preferred securities             23,887                                         --
Shareholders' equity                  137,147                                    127,251
                                  -----------                                -----------
Total liabilities
  and shareholders' equity        $ 1,374,043                                $ 1,177,509
                                  ===========                                ===========
Net interest spread                                                 3.40%                                   3.90%
                                                                    ====                                   =====

Net interest income
  before provision for
  loan losses                                      $    28,143                              $    26,797
                                                   ===========                              ===========
Net interest margin                                                 4.15%                                   4.58%
                                                                    ====                                   =====

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

                                                                               FOR THE SIX MONTHS ENDED
                                                                                JUNE 30, 2001 AND 2000
                                                                       -----------------------------------------
                                                                                INCREASE (DECREASE) DUE TO:
                                                                       -----------------------------------------
                                                                        VOLUME           RATE             TOTAL
                                                                       -------          -------          -------
                                                                                    (IN THOUSANDS)
Interest and fees earned from:
  Real estate loans                                                    $ 7,003          $(2,964)         $ 4,039
  Real estate loans held in trust                                        2,822             (412)           2,410
  Cash and investments                                                    (615)            (202)            (817)
                                                                       -------          -------          -------
    Total increase (decrease) in interest income                       $ 9,210           (3,578)         $ 5,632
                                                                       -------          -------          -------

Interest paid on:
  Deposit accounts                                                       2,556              965            3,521
  Collateralized mortgage obligations                                    1,048           (1,047)               1
  FHLB advances                                                            787              (23)             764
                                                                       -------          -------          -------
    Total increase (decrease) in interest expense                        4,391             (105)           4,286
                                                                       -------          -------          -------
Increase (decrease) in net interest income                             $ 4,819          $(3,473)         $ 1,346
                                                                       =======          =======          =======

      Total interest income increased $5.6 million to $63.7 million in the six months ended June 30, 2001 compared to $58.1 million for the same period last year due to increases in the average balance of the Bank's real estate loans and real estate loans held in trust. These increases in interest income were primarily offset by decreases resulting from lower yields on all earning assets and to a lesser extent, the decline in the average balance of cash and investment securities.

      The average balance of real estate loans increased to $1.1 billion during the six months ended June 30, 2001 as compared to $949.0 million for the same period last year. This increase was primarily due to growth in real estate loans secured by income producing properties, construction loans and purchased single family residential mortgages. Loans secured by income producing properties and construction loans had an average balance of $959.6 million during the six months ended June 30, 2001 compared to $851.1 million during the same period last year. The average balance of purchased single family residential mortgages was $135.3 million during the six months ended June 30, 2001, compared to $98.0 million during the same period in the prior year. Purchased single family residential mortgages are not presently expected to materially increase as a percentage of our current total assets.

      The average balance of real estate loans held in trust was $202.2 million for the six months ended June 30, 2001 as compared to $133.4 million for the same period last year. This increase was primarily due to the timing of the acquisition of the ICCMAC Trust which occurred during the last week of the prior years' first quarter.

      The average yield earned on real estate loans decreased 62 basis points to 9.84% for the six months ended June 30, 2001 as compared to 10.46% in the same period in the prior year. The decrease in the yield on real estate loans was primarily due to the repricing of variable rate loans at lower interest rates and the reduced yield earned on current period loan production, both resulting from the general decline in market interest rates. Our commercial real estate loan portfolio and current loan production is primarily comprised of adjustable rate mortgages indexed to the six month LIBOR.

      Total interest expense increased by $4.3 million to $35.6 million in the six months ended June 30, 2001, compared to $31.3 million for the same period last year. This increase was primarily attributable to the increase in the net average balance of deposit accounts, CMO's and FHLB advances.

      The average balance of deposit accounts increased $86.2 million to $988.1 million for the six months ended June 30, 2001 compared to $901.9 million for the same period last year. Our cost of funds decreased to 5.98% for the six month period ended June 30, 2001, compared to 6.03% for the same period last year. This decrease in funding costs was due primarily to lower rates paid on the CMO's and FHLB advances, partially offset by higher rates paid on deposit accounts. FHLB advances averaged $62.3 million for the six months ended June 30, 2001, compared to $32.6 million for the same period last year. The average rate paid on FHLB advances was 5.37% for the six months ended June 30, 2001, compared to 5.51% for the same period last year. The average balance of the CMO's was $147.7 million during the six months ended June 30, 2001, compared to $108.6 million for the same period last year. The average rate paid on the CMO's was 5.44% during the six months ended June 30, 2001 compared to 7.37% for the same period last year.

      Net interest margin decreased to 4.15% for the six months ended June 30, 2001 as compared to 4.58% for the same period last year primarily due to the 55 basis point decrease in the yield on total average interest earning assets and 5 basis point decrease in cost of funds.

PROVISION FOR LOAN LOSSES

      The provision for loan losses totaled $950,000 in the six months ended June 30, of 2001, compared to $1.8 million for the same period in the prior year. The provision for loan losses is recorded to provide for reserves based on the aggregate amount of nonperforming loans and other loans of concern, which has declined in total since December 31, 2000.

NONINTEREST INCOME

      Noninterest income totaled $553,000 for the six months ended June 30, 2001, compared to $1.7 million for the same period last year. The previous year's noninterest income included a $1.4 million gain on sale of investment securities available for sale.

NONINTEREST EXPENSE

      Noninterest expense totaled $11.1 million for the six months ended June 30, 2001, compared to $11.9 million for the same period last year. The previous year's noninterest expense included a $1.4 million nonrecurring charge relating to the consolidation of the Bank's headquarters with ITLA Capital's headquarters in La Jolla, California. Compensation and benefits expense totaled $5.9 million during the six months ended June 30, 2001, compared to $4.9 million for the same period last year. The increase in compensation and benefits expense was primarily due to additions made to the retail and wholesale loan originations sales staff. In addition, full time equivalent associates totaled 130 for the six months ended June 30, 2001, compared to 115 for the same period last year.

      For the six months ended June 30, 2001, our ratio of consolidated general and administrative expense to average assets, on an annualized basis, decreased to 1.59% compared to 1.76% for the same period last year. Our efficiency ratio (excluding real estate operations) which is defined as general and administrative expenses as a percentage of net interest income and noninterest income was 38.03% for the six months ended June 30, 2001 compared to 36.35% for the same period last year.

MINORITY INTEREST IN INCOME OF SUBSIDIARY

      Minority interest in income of subsidiary was $1.4 million during the six month period ended June 30, 2001 consisting of accrued distributions payable on our Trust Preferred securities. See Note 5 to the unaudited Consolidated Financial Statements for further information.

FINANCIAL CONDITION

      Total assets remained relatively constant at $1.42 billion at June 30, 2001 and December 31, 2000, respectively. During the six months ended June 30, 2001, the Bank's loan portfolio increased $34.4 million and, cash and cash equivalents increased by $27.4 million. These increases were partially offset by a $31.9 million decrease in investment securities available for sale and a $26.9 million decrease in real estate loans held in trust. Total deposit accounts, which are concentrated in time certificates, decreased to $926.9 million at June 30, 2001 as compared to $1.02 billion at December 31, 2000. We retained a majority of the funds which matured through rollover of maturing deposit accounts during the six months ended June 30, 2001 during a sharply declining interest rate environment. Although we compete for deposits primarily on the basis of rates, management believes that a significant portion of deposits will remain with us upon maturity based on our historical experience regarding retention of deposits. CMO's decreased $26.7 million to $135.2 million at June 30, 2001 compared to $161.9 million at December 31, 2000. FHLB advances increased $106.8 million to $186.1 million at June 30, 2001, compared to $79.3 million at December 31, 2000, as we replaced higher costing deposits with lower cost FHLB advances.

CREDIT RISK

NONPERFORMING ASSETS, OTHER LOANS OF CONCERN AND ALLOWANCE FOR LOAN LOSSES

      The following table sets forth our nonperforming assets by category, accruing loans past due 90 days or more and troubled debt restructurings as of the dates indicated.


                                                          JUNE 30,    DECEMBER 31,
                                                            2001          2000
                                                          --------    ------------
                                                           (DOLLARS IN THOUSANDS)
Nonaccrual loans:
   Real estate(1)                                         $13,294       $ 9,430
   Construction                                            13,725         8,712
                                                          -------       -------

   Total nonaccrual loans                                  27,019        18,142
Other real estate owned, net                                2,124         2,250
                                                          -------       -------
     Total nonperforming assets                            29,143        20,392

     Accruing loans past due 90 days or more
        with respect to principal or interest                 269         9,765
     Performing troubled debt restructuring                 3,607         3,002
                                                          -------       -------
                                                          $33,019       $33,159
                                                          =======       =======

Nonaccrual loans to total real estate loans
   and real estate loans held in trust                       2.11%         1.42%
Allowance for loan losses to nonaccrual loans              100.80%       149.85%
Nonperforming assets to total assets                         2.05%         1.44%

(1) Includes one loan with a net book balance of $225,000 at June 30, 2001 and one loan with a net book of $1.4 million at December 31, 2000 that are nonperforming troubled debt restructurings.

      At June 30, 2001, other real estate owned consisted of three income producing properties totaling $1.7 million and seven single family residential properties totaling $391,000.

      As of June 30, 2001 and December 31, 2000, other loans of concern totaled $33.9 million and $70.9 million, respectively. Other loans of concern consist of loans with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category. The decrease in other loans of concern for the six months ended June 30, 2001 was primarily due to $15.4 million of loans being paid-off, $16.9 million of loans being upgraded due to improving conditions and $10.0 million of loans migrating to nonaccrual status, partially offset by $5.3 million of new other loans of concern.

      Our loan delinquencies (delinquent loans greater than 30 days) increased slightly to $46.0 million or 3.57% of gross loan portfolio at June 30, 2001 as compared to $44.1 million or 3.46% of gross loan portfolio at December 31, 2000.

      The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

                                                     FOR SIX          FOR THE
                                                   MONTHS ENDED     YEAR ENDED
                                                     JUNE 30,      DECEMBER 31,
                                                       2001            2000
                                                   ------------    ------------
                                                      (DOLLARS IN THOUSANDS)
      Balance at beginning of period                 $ 27,186        $ 19,895
      Provision for loan losses                           950           4,775

      Addition due to purchase of the ICCMAC
        Trust                                              --           4,614

      Charge-offs:
        Real estate loans                                (918)         (1,489)
        Construction loans                                 --          (1,000)
                                                     --------        --------
          Total charge-offs                              (918)         (2,489)
                                                     --------        --------

      Recoveries:
        Real estate loans                                  21             391
                                                     --------        --------
          Total recoveries                                 21             391
                                                     --------        --------

      Net charge-offs                                    (897)         (2,098)
                                                     --------        --------

            Balance at end of period                 $ 27,239        $ 27,186
                                                     ========        ========

      Allowance for loan losses as a percentage
        of real estate loans and loans held in
        trust, net                                       2.11%           2.12%

LIQUIDITY

      Liquidity refers to our ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new real estate loans. We maintain a cash and investment securities portfolio designed to satisfy operating liquidity requirements while preserving capital and maximizing yield. As of June 30, 2001, we held approximately $98.3 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $14.5 million of investment securities classified as available for sale. Short-term fixed income investments classified as cash equivalents consisted of interest-bearing deposits at financial institutions, government money market funds and short-term government agency securities, while investment securities available for sale consisted primarily of fixed income instruments which were rated "AAA" or equivalent by nationally recognized rating agencies. As of June 30, 2001 and December 31, 2000, the Bank's liquidity ratios were 12.1% and 11.7%, respectively. In addition, our liquidity position is supported by a credit facility with the Federal Home Loan Bank of San Francisco. As of June 30, 2001, we had remaining available borrowing capacity under this credit facility of $36.0 million, net of the $1.9 million of additional Federal Home Loan Bank Stock that we would be required to purchase to support those additional borrowings, and $30.0 million of unused federal funds credit facilities under established lines of credit with two banks.

CAPITAL RESOURCES

      As of June 30, 2001, the Bank's Leverage (Core), Tier I and Total Risk-Based capital ratios were 10.5%, 11.3% and 12.6%, respectively. These ratios were 9.1%, 10.4% and 11.6%, respectively, as of December 31, 2000. The increase in capital ratios from December 31, 2000 to June 30, 2001 was due primarily to the $14.5 million capital contribution to the Bank from ITLA Capital and the Bank's net income of $8.4 million, which was partially offset by the payment of $9.6 million of dividends to ITLA Capital from the Bank. The minimum regulatory requirement for Leverage (Core), Tier I and Total Risk-Based capital are 4.0%, 4.0% and 8.0%, respectively. As of June 30, 2001, the Bank's capital position was designated as "well capitalized" for regulatory purposes.

      At June 30, 2001, shareholders equity totaled $133.8 million or 9.4 percent of total assets. The Company continued to repurchase shares of its common stock in the open market during the second quarter of 2001 completing its fifth stock repurchase program. During the second quarter of 2001, the Company repurchased 422,000 shares of common stock at an average price of $17.51 per share. For the six months ending June 30, 2001, the Company repurchased 512,000 shares of common stock at an average price of $17.90 per share. Since beginning share repurchases in April of 1997, the Company has repurchased a total of 1,775,519 shares or approximately 22 percent of the outstanding shares of common stock, returning approximately $27.9 million of capital to its shareholders at an average price of $15.71 per share. Through our fifth stock repurchase program, 100 percent of the Company's secondary public offering, which raised $22.6 million in April of 1996 has been retired. The Company's book value per share of common stock was $21.74 per share as of June 30, 2001, as compared to $20.05 per share as of December 31, 2000 and $18.45 per share as of June 30, 2000.

ITEM 3: MARKET RISK

      Our estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in our annual report on Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS
          We are party to certain legal proceedings incidental to our business. Management believes that the outcome of such proceedings, in the aggregate, will not have a material effect on our financial condition or results of operations.

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



                            ITLA CAPITAL CORPORATION


Date:  August 14, 2001                    /s/ George W. Haligowski
                                          --------------------------------------
                                          George W. Haligowski
                                          Chairman of the Board, President and
                                          Chief Executive Officer



Date:  August 14, 2001                    /s/ Timothy M. Doyle
                                          --------------------------------------
                                          Timothy M. Doyle
                                          Managing Director and Chief
                                          Financial Officer