Form 10-Q
period 2001-09-30
ITLA CAPITAL CORP
filed 2001-11-14
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________________ to __________________

Commission File Number 0-26960

ITLA CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4596322

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

888 Prospect St., Suite 110, La Jolla, California	92037

(Address of Principal Executive Offices)	(Zip Code)

(858) 551-0511

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

     Number of shares of common stock of the registrant: 5,900,813 outstanding as of November 7, 2001.

ITLA CAPITAL CORPORATION
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

Forward Looking Statements

     “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to; changes in economic conditions in our market areas, changes in policies by regulatory agencies, the impact of competitive loan products, loan demand risks, fluctuations in interest rates and operating results and other risks detailed from time to time in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2001 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

     As used throughout this report, the terms “we”, “our” or “Company” refer to ITLA Capital Corporation and its consolidated subsidiaries.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2001	December 31,
	(unaudited)	2000

	(in thousands except share amounts)
Assets
Cash and cash equivalents	$92,290	$70,950
Investment securities available for sale, at fair value	3,523	46,325
Stock in Federal Home Loan Bank	10,244	3,963
Real estate loans, net (net of allowance for loan losses of $22,695 and $22,608 in 2001 and 2000, respectively)	1,112,655	1,045,927
Real estate loans held in trust (net of allowance for loan losses of $1,928 and $4,578 in 2001 and 2000, respectively)	175,691	211,722
Interest receivable	11,001	11,821
Other real estate owned, net	6,803	2,250
Premises and equipment, net	2,031	2,690
Deferred income taxes	11,159	11,302
Other assets	7,135	8,193

Total assets	$1,432,532	$1,415,143

Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$932,159	$1,015,699
Collateralized mortgage obligations	123,416	161,852
Federal Home Loan Bank advances	204,885	79,250
Accounts payable and other liabilities	9,095	11,269

Total liabilities	1,269,555	1,268,070

Commitments and contingencies

Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	28,093	13,519
Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital-common stock, $.01 par value; 20,000,000 shares authorized, 8,212,749 and 8,206,749 issued and outstanding in 2001 and 2000, respectively	58,200	57,120
Retained earnings	111,088	97,617
Accumulated other comprehensive (loss) income	(6)	91

	169,282	154,828
Less treasury stock, at cost — 2,270,336 and 1,546,336 shares in 2001 and 2000, respectively	(34,398)	(21,274)

Total shareholders’ equity	134,884	133,554

Total liabilities and shareholders’ equity	$1,432,532	$1,415,143

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(in thousands except per share amounts)
Interest income:
Real estate loans, including fees	$25,445	$25,964	$78,863	$75,343
Real estate loans held in trust	3,532	5,424	11,860	11,342
Cash and investment securities	656	1,152	2,604	3,917

Total interest income	29,633	32,540	93,327	90,602

Interest expense:
Deposit accounts	12,250	14,353	42,161	40,742
Collateralized mortgage obligations	1,412	3,696	5,394	7,678
Federal Home Loan Bank advances	1,561	411	3,219	1,305

Total interest expense	15,223	18,460	50,774	49,725

Net interest income before provision for loan losses	14,410	14,080	42,553	40,877
Provision for loan losses	1,500	1,525	2,450	3,325

Net interest income after provision for loan losses	12,910	12,555	40,103	37,552

Noninterest income:
Fee income from mortgage banking activities	15	33	75	33
Gain on sale of investment securities available for sale	—	—	—	1,412
Other	236	175	729	481

Total noninterest income	251	208	804	1,926

Noninterest expense:
Compensation and benefits	3,018	2,340	8,871	7,219
Occupancy and equipment	753	587	2,196	1,982
FDIC assessment	46	46	139	141
Other	1,855	2,033	5,378	6,030

Total recurring general and administrative	5,672	5,006	16,584	15,372
Nonrecurring expense	—	—	—	1,400

Total general and administrative	5,672	5,006	16,584	16,772

Real estate owned expense (income), net	47	10	97	(38)
Provision for losses on other real estate owned	34	23	237	167
(Gain) loss on sale of other real estate owned, net	(13)	3	(50)	12

Total real estate owned expense, net	68	36	284	141

Total noninterest expense	5,740	5,042	16,868	16,913

Income before provision for income taxes and minority interest in income of subsidiary	7,421	7,721	24,039	22,565
Minority interest in income of subsidiary	799	99	2,169	99

Income before provision for income taxes	6,622	7,622	21,870	22,466
Provision for income taxes	2,583	2,999	8,399	9,006

NET INCOME	$4,039	$4,623	$13,471	$13,460

BASIC EARNINGS PER SHARE	$0.64	$0.66	$2.06	$1.89

DILUTED EARNINGS PER SHARE	$0.62	$0.65	$1.99	$1.86

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,

	2001	2000

	(in thousands)
Cash Flows From Operating Activities:
Net Income	$13,471	$13,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	616	602
Amortization of premium on purchased loans	2,373	1,699
Accretion of deferred loan origination fees, net of costs	(1,219)	(1,178)
Amortization of original issue discount and deferred debt issuance costs on collateralized mortgage obligations	234	773
Provision for loan losses	2,450	3,325
Provision for losses on other real estate owned	237	167
Gain on sale of investment securities available for sale	—	(1,412)
(Gain) loss in the sale of other real estate owned	(50)	12
Decrease (increase) in interest receivable	820	(497)
Decrease (increase) in other assets	977	(4,122)
(Decrease) increase in accounts payable and other liabilities	(1,143)	1,951

Net cash provided by operating activities	18,766	14,780

Cash Flows From Investing Activities:
Purchases of investment securities available for sale	(16,000)	(15,000)
Proceeds from maturity of investment securities available for sale	59,260	10,000
Proceeds from the sale of investment securities available for sale	—	16,176
(Increase) decrease in stock in Federal Home Loan Bank	(6,066)	5,956
Purchases of real estate loans	(170,576)	(99,177)
Decrease in real estate loans, net	94,338	54,030
Cash paid to acquire ICCMAC Multifamily and Commercial Trust 1999-1	—	(51,069)
Repayment of real estate loans held in trust	34,829	26,814
Proceeds from sale of real estate loans	448	12,720
Proceeds from the sale of other real estate owned	1,889	1,334
Other, net	(472)	(1,032)

Net cash used in investing activities	(2,350)	(39,248)

Cash Flows From Financing Activities:
Net (decrease) increase in deposit accounts	(83,540)	10,750
Principal repayments on collateralized mortgage obligations	(38,670)	(28,540)
Net proceeds from borrowings (repayment of borrowings) from the Federal Home Loan Bank	125,635	(10,100)
Proceeds from the issuance of trust preferred securities	14,549	13,580
Proceeds from exercise of employee stock options	74	30
Cash paid to acquire treasury stock	(13,124)	(5,476)

Net cash provided by (used in) financing activities	4,924	(19,756)

Net increase (decrease) in cash and cash equivalents	21,340	(44,224)
Cash and cash equivalents at beginning of the period	70,950	72,242

Cash and cash equivalents at end of period	$92,290	$28,018

Supplemental Cash Flow Information:
Cash paid during the period for interest	$51,155	$48,912
Cash paid during the period for income taxes	$6,500	$8,950
Noncash Investing Transactions:
Loans transferred to other real estate owned	$6,660	$2,869

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

     The unaudited consolidated financial statements of ITLA Capital Corporation (“the Company”) included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the results of operations and financial position of the Company, as of and for the interim period indicated. The unaudited consolidated financial statements include the accounts of ITLA Capital and its subsidiaries, Imperial Capital Bank (the “Bank”) and Imperial Capital Real Estate Investment Trust (“Imperial Capital REIT”), ITLA Capital Statutory Trust I (“Trust I”) and ITLA Capital Statutory Trust II (“Trust II”). All intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations for the remainder of the year.

     These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2 — EARNINGS PER SHARE

     Basic Earnings Per Share (“Basic EPS”) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted Earnings Per Share (“Diluted EPS”) reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which shared in the Company’s earnings.

     The following is a reconciliation of the calculation of Basic EPS and Diluted EPS.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,

		Weighted-			Weighted-
		Average	Per		Average	Per
	Net	Shares	Share	Net	Shares	Share
	Income	Outstanding	Amount	Income	Outstanding	Amount

	(in thousands, except per share data)
2001
Basic EPS	$4,039	6,277	$0.64	$13,471	6,542	$2.06
Effect of dilutive stock options	—	231	(0.02)	—	235	(0.07)

Diluted EPS	$4,039	6,508	$0.62	$13,471	6,777	$1.99

2000
Basic EPS	$4,623	6,976	$0.66	$13,460	7,126	$1.89
Effect of dilutive stock options	—	134	(0.01)	—	124	(0.03)

Diluted EPS	$4,623	7,110	$0.65	$13,460	7,250	$1.86

NOTE 3 — COMPREHENSIVE INCOME

     Comprehensive income, which encompasses net income and the net change in unrealized gains (losses) on investment securities available for sale, is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(in thousands)
Net income	$4,039	$4,623	$13,471	$13,460
Other comprehensive (loss) income:
Unrealized (loss) gain on investment securities available for sale, net of tax benefit of $18 and net tax expense $71 for the three months ended September 30, 2001 and 2000, and net of tax benefit of $65 and tax expense of $70 for the nine months ended September 30, 2001 and 2000, respectively	(27)	107	(97)	105
Less: reclassification adjustment for gains included in net income, net of tax benefit of $579 in 2000	—	—	—	(833)

Comprehensive income	$4,012	$4,730	$13,374	$12,732

NOTE 4 — IMPAIRED LOANS RECEIVABLE

     As of September 30, 2001 and December 31, 2000, the recorded investment in impaired real estate loans and impaired real estate loans held in trust was $26.3 million and $18.9 million, respectively. The average recorded investment in impaired loans was $28.3 million for the three months ended September 30, 2001 and $9.5 million for the same period last year. The average recorded investment in impaired loans was $26.3 million for the nine months ended September 30, 2001 and $13.7 million for the same period last year. Interest income recognized on impaired loans totaled $33,000 and $45,000 for the three and nine months ended September 30, 2001 as compared to none and $355,000 for the same periods last year.

NOTE 5 — GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY’S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

     The Company has two wholly-owned trust subsidiaries, Trust I and Trust II, which issued $14.0 million of 10.60% cumulative trust preferred securities and $15.0 million of 10.20% cumulative trust preferred securities, respectively, (referred to collectively as the “Trust Preferred securities.”) ITLA Capital has fully and unconditionally guaranteed the Trust Preferred securities along with all obligations of each trust under their respective trust agreements. Each trust was formed for the exclusive purpose of issuing their respective Trust Preferred securities and common securities and using the proceeds to acquire ITLA Capital’s junior subordinated deferrable interest debentures. Trust I acquired an aggregate principal amount of $14.4 million of ITLA Capital’s 10.60% junior subordinated deferrable interest debentures due September 7, 2030 and Trust II acquired an aggregate principal amount of $15.5 million of ITLA Capital’s 10.20% junior subordinated deferrable interest debentures due February 22, 2031. The sole assets of each trust are the debentures it holds. Each of the debentures is redeemable, in whole or in part, at ITLA Capital’s option on or after ten years after issuance, at declining premiums to maturity. The Company used the proceeds from the debentures for general corporate purposes, including an aggregate of $28.0 million in capital contributions to the Bank to support future growth.

The costs associated with the Trust Preferred securities issuance have been capitalized and are being amortized using a method that approximates the interest method over a period of ten years. The distributions payable on the Trust Preferred securities are reflected as “Minority interest in income of subsidiary” in the Consolidated Statements of Income. The Trust preferred securities are reflected on the Consolidated Statement of Financial Condition as “Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Deferrable Interest Debentures.”

NOTE 6 — SUBSEQUENT EVENT

     On November 2, 2001, we announced a definite agreement and plan of merger with The Asahi Bank, LTD.-Japan (“ABLJ”) and its subsidiary, Asahi Bank of California (“ABC”) to acquire ABC by merger for approximately $6 million subject to certain closing adjustments. The completion of the merger is subject to approval by the Federal Deposit Insurance Corporation and the California Department of Financial Institutions. At September 30, 2001, Asahi Bank had total assets of approximately $80.0 million, including $40.0 million of commercial real estate and business loans and $40.0 million of cash and securities. It is expected that the excess liquidity on the current balance will be returned to ABLJ in the form of distributions of excess capital which will result in approximately $40.0 million of assets being acquired through merger into our Bank. This transaction is expected to close during the first quarter of 2002.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to identify the major factors that influenced the financial condition and results of operations for the three months and nine months ended September 30, 2001.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

General

     Consolidated net income totaled $4.0 million for the three months ended September 30, 2001 compared to $4.6 million for the same period last year. The decrease in net income was primarily due to increases in noninterest expense and the expense associated with our Trust Preferred securities partially offset by an increase in net interest income. Diluted EPS was $0.62 for the three months ended September 30, 2001 compared to $0.65 for the same period last year, a decrease of 4.6%.

     The return on average assets was 1.18% for the three months ended September 30, 2001 compared to 1.44% for the same period last year. The return on average shareholders’ equity was 11.86% for the three months ended September 30, 2001, compared to 14.03% for the same period last year.

     Total loan production was $138.2 million for the three months ended September 30, 2001, consisting of the origination and/or purchase of $101.7 million of commercial real estate loans, $12.7 million of residential real estate loans and $23.8 million of franchise loans. Loan production during the same period last year totaled $122.0 million, consisting of the origination and/or purchase of $113.4 million of commercial real estate loans and $8.6 million of residential real estate loans.

Net Interest Income and Margin

     The following table presents, for the three months ended September 30, 2001 and 2000, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

	For the Three Months Ended September 30,

	2001			2000

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(dollars in thousands)
Assets
Cash and investments	$63,667	$656	4.09%	$74,613	$1,152	6.14%
Loans receivable:
Real estate loans	1,108,442	25,445	9.11%	955,909	25,964	10.81%
Real estate loans held in trust	182,988	3,532	7.66%	240,597	5,424	8.97%

Total loans receivable	1,291,430	28,977	8.90%	1,196,506	31,388	10.44%

Total interest-earning assets	1,355,097	$29,633	8.68%	1,271,119	$32,540	10.18%

Noninterest-earning assets	34,143			30,156
Allowance for loan losses	(27,101)			(25,762)

Total assets	$1,362,139			$1,275,513

Liabilities and Shareholders’ Equity
Deposit accounts:
Money market and passbook accounts	$120,757	$1,164	3.82%	$112,877	$1,643	5.79%
Time certificates	797,794	11,086	5.51%	799,559	12,710	6.32%

Total deposit accounts	918,551	12,250	5.29%	912,436	14,353	6.26%
Collateralized mortgage obligations	128,528	1,412	4.36%	186,354	3,696	7.89%
FHLB advances	135,881	1,561	4.56%	26,966	411	6.06%

Total interest-bearing liabilities	1,182,960	$15,223	5.11%	1,125,756	$18,460	6.52%

Noninterest-bearing liabilities	15,958			15,190
Trust preferred securities	28,081			3,470
Shareholders’ equity	135,140			131,097

Total liabilities and shareholders’ equity	$1,362,139			$1,275,513
Net interest spread			3.57%			3.66%

Net interest income before provision for loan losses		$14,410			$14,080
Net interest margin			4.22%			4.41%

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

	For the Three Months Ended
	September 30, 2001 and 2000
	Increase (Decrease) Due to:

	Volume	Rate	Total

	(In thousands)
Interest and fees earned from:
Real estate loans	$3,537	$(4,056)	$(519)
Real estate loans held in trust	(1,104)	(788)	(1,892)
Cash and investment securities	(112)	(384)	(496)

Total increase (decrease) in interest income	$2,321	(5,228)	(2,907)

Interest paid on:
Deposit accounts	83	(2,186)	(2,103)
Collateralized mortgage obligations	(633)	(1,651)	(2,284)
FHLB advances	1,252	(102)	1,150

Total increase (decrease) in interest expense	702	(3,939)	(3,237)

Increase (decrease) in net interest income	$1,619	$(1,289)	$330

     Total interest income decreased $2.9 million to $29.6 million in the third quarter of 2001 compared to $32.5 million for the same period last year. The net decrease in interest income was due primarily to lower yields on interest earning assets partially offset by a higher average outstanding balance of interest-earning assets.

     The average balance of real estate loans was $1.1 billion for the three months ended September 30, 2001 as compared to $955.9 million for the same period last year. This increase was primarily due to increases in real estate loans secured by income producing properties and construction loans. Loans secured by income producing properties and construction loans had an average balance of $981.9 million during the quarter ended September 30, 2001 compared to $832.0 million during the same period last year. The average balance of purchased single family residential mortgages remained relatively unchanged at $126.5 million during the quarter ended September 30, 2001, compared to $123.9 million in the same period in the prior year. Purchased single family residential mortgages are not presently expected to materially increase as a percentage of our total assets. The average balance of real estate loans held in trust was $183.0 million for the three months ended September 30, 2001 as compared to $240.6 million for the same period last year. This decrease was due to loan prepayments and principal amortization.

     The average yield earned on real estate loans decreased 170 basis points to 9.11% in the quarter ended September 30, 2001 as compared to 10.81% in the same period last year. The decrease in the yield on real estate loans was primarily due to the repricing of variable rate loans at lower interest rates resulting from the general decline in market interest rates. Our commercial real estate loan portfolio is primarily comprised of adjustable rate mortgages indexed to the six month LIBOR.

     Approximately 90.5% of our real estate loan portfolio (including real estate loans held in trust) are adjustable rate mortgages at September 30, 2001. These adjustable rate mortgages generally reprice on a quarterly basis and approximately $1.1 billion or 94.9% of our real estate loan portfolio contain interest rate floors, below which the loans’ contractual interest rate may not adjust. At September 30, 2001, the weighted average floor interest rate of these loans was 9.0%. At that date, approximately $905.8 million or 81.4% of those loans were at the floor interest rate, approximately $50.1 million or 4.5% were within 50 basis points of their floor interest rate, and approximately $70.3 million or 6.3% were greater than 50 but less than 100 basis points from their floor interest rate. As market interest rates decline and the loans reprice, more of our portfolio will reach the floor interest rate and no longer reprice downward; however, these loans may be more susceptible to prepayment. We expect, due to the interest rate floors in our loan contracts, that the rate of decline in the yield on our adjustable rate loans due to falling interest rates may be less significant during the remainder of 2001, as compared to the nine months ended September 30, 2001.

     Total interest expense decreased by $3.3 million to $15.2 million in the third quarter of 2001, compared to $18.5 million for the same period last year. This decrease was primarily attributable to lower interest rates paid on all interest bearing liabilities and a lower average balance on our Collateralized Mortgage Obligations (“CMO’s”) partially offset by higher average balances on deposit accounts and Federal Home Loan Bank (“FHLB”) advances.

     Our cost of funds decreased to 5.11% during the three month period ended September 30, 2001, compared to 6.52% for the same period last year. This decrease in funding costs was due primarily to lower rates being paid on the CMO’s and deposit accounts as compared to the same period last year due to the general decline in market interest rates. We expect the cost of funds of our deposit accounts to decline during the remainder of 2001, as our certificates of deposit issued at higher market interest rates mature and are replaced with certificates that bear interest at current market rates. Approximately $364.6 million, or 39.1% of our deposit accounts consist of certificates of deposit that will mature within the next three months. The average rate paid on the CMO’s was 4.36% during the three months ended September 30, 2001 compared to 7.89% for the same period last year. The average balance of deposit accounts increased $6.2 million to $918.6 million for the three months ended September 30, 2001, compared to $912.4 million for the same period last year. The average balance of the CMO’s was $128.5 million during the third quarter of 2001, compared to $186.4 million for the same period last year. FHLB advances averaged $135.9 million in the current quarter, compared to $27.0 million for the same period last year.

     Net interest margin decreased to 4.22% for the three months ended September 30, 2001 as compared to 4.41% for the same period last year primarily due to the 150 basis point decrease in the yield on total average interest-earning assets partially offset by the 141 basis point decrease in cost of funds.

Provision for Loan Losses

     Management periodically assesses the adequacy of the allowance for loan losses by reference to many factors which may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements;

•	general portfolio trends relative to asset and portfolio size;

•	asset categories;

•	credit and geographic concentrations;

•	delinquency trends and nonaccrual loan levels;

•	historical loss experience; and

•	risks associated with changes in economic, social and business conditions.

     Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of nonperforming assets. Management believes that the allowance for loan losses as of September 30, 2001 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by the Bank’s regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

     The consolidated provision for loan losses totaled $1.5 million for both the third quarter of 2001 and 2000. The current period provision for loan losses was recorded to provide for reserves based on the aggregate amount of nonperforming loans and other loans of concern, which has declined in total since December 31, 2000, and also reflects the reallocation of $2.7 million of allowance for loan losses from the Imperial Capital REIT to the Bank, as actual loan losses related to real estate loans held in trust have been negligible, and this loan portfolio has decreased due to principal payments. The allowance for loan losses was 1.88% of total real estate loans and real estate loans held in trust at September 30, 2001 as compared to 2.12% at December 31, 2000. During the quarter ended September 30, 2001, the Company had net loan charge-offs of $4.0 million compared to $213,000 for the same period last year. The current period charge-offs represent the adjustment to current market value of three loans originated by the Company’s former mortgage banking subsidiary, ITLA Funding Corporation, in 1998, for the commercial mortgage backed securitization market. These loans were retained by the Bank when the secondary market for this product type collapsed due to the currency crisis experienced in October 1998. See also — “Financial Condition — Credit Risk”.

Noninterest Expense

     Noninterest expense totaled $5.7 million for the three months ended September 30, 2001, compared to $5.0 million for the same period last year. Compensation and benefits expense totaled $3.0 million during the three months ended September 30, 2001, compared to $2.3 million for the same period last year. The increase in compensation and benefits expense was primarily due to additions made to retail and wholesale loan origination sales and support staff.

     For the three months ended September 30, 2001, our ratio of consolidated general and administrative expense to average assets, on an annualized basis, increased to 1.67% compared to 1.57% for the same period last year. Our efficiency ratio, (excluding real estate owned expense), which is defined as general and administrative expenses as a percentage of net interest income and noninterest income was 38.69% for the quarter ended September 30, 2001, compared to 35.03% for the same period last year.

Minority Interest in Income of Subsidiary

     Minority interest in income of subsidiary, consisting of accrued distributions payable on our Trust Preferred securities, was $799,000 during the three month period ended September 30, 2001 as compared to $99,000 for the same period last year, during which we first issued our Trust Preferred securities. See Note 5 to the unaudited Consolidated Financial Statements for further information.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

General

     Consolidated net income remained relatively unchanged at $13.5 million for the nine months ended September 30, 2001 compared to the same period last year. Although net income remained relatively unchanged in 2001 compared to 2000, the increases in net income due to higher net interest income, lower provisions for loan losses, and lower income tax expense were offset by decreases in income due to lower noninterest income and an increase in the expense associated with our Trust Preferred securities. Diluted EPS increased 7.0% to $1.99 for the nine months ended September 30, 2001, compared to $1.86 for the same period last year.

     The return on average assets was 1.32% for the nine months ended September 30, 2001, compared to 1.48% for the same period last year. The return on average shareholders' equity was 13.20% for the nine months ended September 30, 2001, compared to 13.95% for the same period last year.

     Total loan production was $385.6 million for the nine months ended September 30, 2001, consisting of the origination and/or purchase of $301.8 million of commercial real estate loans, $30.5 million of residential real estate loans and $53.3 million of franchise loans. Loan production during the same period last year totaled $226.5 million, consisting of the origination and/or acquisition of $165.2 million of commercial real estate loans and $61.3 million of residential real estate loans. Additionally, during the same period last year, we acquired $250.5 million of commercial real estate loans when we purchased the ICCMAC Multifamily and Commercial Trust 1999-1 (“ICCMAC Trust”).

     Net Interest Income and Margin

     The following table presents, for the nine months ended September 30, 2001 and 2000, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

	For the Nine Months Ended September 30,

	2001			2000

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(dollars in thousands)
Assets
Cash and investments	$68,487	$2,604	5.08%	$84,994	$3,917	6.16%
Loans receivable:
Real estate loans	1,099,425	78,863	9.59%	955,669	75,343	10.53%
Real estate loans held in trust	195,737	11,860	8.10%	169,368	11,342	8.95%

Total loans receivable	1,295,162	90,723	9.37%	1,125,037	86,685	10.29%

Total interest-earning assets	1,363,649	$93,327	9.15%	1,210,031	$90,602	10.00%

Noninterest-earning assets	33,287			25,908
Allowance for loan losses	(27,335)			(23,561)

Total assets	$1,369,601			$1,212,378

Liabilities and Shareholders’ Equity
Deposit accounts:
Money market and passbook accounts	$110,521	$3,656	4.42%	$117,989	$4,903	5.55%
Time certificates	854,121	38,505	6.03%	787,454	35,839	6.08%

Total deposit accounts	964,642	42,161	5.84%	905,443	40,742	6.01%
Collateralized mortgage obligations	141,260	5,394	5.11%	132,527	7,678	7.74%
FHLB advances	87,096	3,219	4.94%	30,731	1,305	5.67%

Total interest-bearing liabilities	1,192,998	$50,774	5.69%	1,068,701	$49,725	6.22%

Noninterest-bearing liabilities	14,847			13,657
Trust preferred securities	25,300			1,165
Shareholders’ equity	136,456			128,855

Total liabilities and shareholders’ equity	$1,369,601			$1,212,378

Net interest spread			3.46%			3.78%

Net interest income before provision for loan losses		$42,553			$40,877

Net interest margin			4.17%			4.51%

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

	For the Nine Months Ended
	September 30, 2001 and 2000
	Increase (Decrease) Due to:

	Volume	Rate	Total

	(In thousands)
Interest and fees earned from:
Real estate loans	$10,268	$(6,748)	$3,520
Real estate loans held in trust	1,596	(1,078)	518
Cash and investments	(627)	(686)	(1,313)

Total increase (decrease) in interest income	$11,237	(8,512)	$2,725

Interest paid on:
Deposit accounts	2,575	(1,156)	1,419
Collateralized mortgage obligations	333	(2,617)	(2,284)
FHLB advances	2,082	(168)	1,914

Total increase (decrease) in interest expense	4,990	(3,941)	1,049

Increase (decrease) in net interest income	$6,247	$(4,571)	$1,676

     Total interest income increased $2.7 million to $93.3 million in the nine months ended September 30, 2001, compared to $90.6 million for the same period last year due to increases in the average balance of real estate loans and real estate loans held in trust. These increases in interest income were primarily offset by decreases resulting from lower yields on interest earning assets and to a lesser extent, the decline in the average balance of cash and investment securities.

     The average balance of real estate loans increased to $1.1 billion during the nine months ended September 30, 2001 as compared to $955.7 million for the same period last year. This increase was primarily due to growth in real estate loans secured by income producing properties, construction loans and purchased single family residential mortgages. Loans secured by income producing properties and construction loans had an average balance of $967.1 million during the nine months ended September 30, 2001, compared to $848.1 million during the same period last year. The average balance of purchased single family residential mortgages was $132.3 million during the nine months ended September 30, 2001, compared to $107.6 million during the same period in the prior year. Purchased single family residential mortgages are not presently expected to materially increase as a percentage of our current total assets.

     The average balance of real estate loans held in trust was $195.7 million for the nine months ended September 30, 2001 as compared to $169.4 million for the same period last year. This increase was primarily due to the timing of the acquisition of the ICCMAC Trust which occurred during the last week of the prior year’s first quarter.

     The average yield earned on real estate loans decreased 94 basis points to 9.59% for the nine months ended September 30, 2001 as compared to 10.53% in the same period in the prior year. The decrease in the yield on real estate loans was primarily due to the repricing of variable rate loans at lower interest rates and the reduced yield earned on current period loan production, both resulting from the general decline in market interest rates. Our commercial real estate loan portfolio and current loan production is primarily comprised of adjustable rate mortgages indexed to the six month LIBOR.

     Total interest expense increased by $1.0 million to $50.8 million in the nine months ended September 30, 2001, compared to $49.7 million for the same period last year. This increase was primarily attributable to increases in the average balance of interest bearing liabilities, which was partially offset by an overall decrease in interest rates.

     The average balance of deposit accounts increased $59.2 million to $964.6 million for the nine months ended September 30, 2001 compared to $905.4 million for the same period last year. The average rate paid on deposit accounts was 5.84% for the nine months ended September 30, 2001, compared to 6.01% for the same period last year. FHLB advances averaged $87.1 million for the nine months ended September 30, 2001, compared to $30.7 million for the same period last year. The average rate paid on FHLB advances was 4.94% for the nine months ended September 30, 2001, compared to 5.67% for the same period last year. The average balance of our CMO’s was $141.3 million during the nine months ended September 30, 2001, compared to $132.5 million for the same period last year. The average rate paid on our CMO’s was 5.11% during the nine months ended September 30, 2001 compared to 7.89% for the same period last year. Our cost of funds decreased to 5.69% for the nine month period ended September 30, 2001, compared to 6.23% for the same period last year. This decrease in funding costs was due to lower rates paid on CMO’s, deposit accounts and FHLB advances, reflecting the general decline in market interest rates.

     Net interest margin decreased to 4.17% for the nine months ended September 30, 2001 as compared to 4.51% for the same period last year primarily due to the 87 basis point decrease in the yield on total average interest earning assets, partially offset by a 54 basis point decrease in cost of funds.

Provision for Loan Losses

     The provision for loan losses totaled $2.5 million in the nine months ended September 30, 2001, compared to $3.3 million for the same period in the prior year. The provision for loan losses was recorded to provide for reserves based on the aggregate amount of nonperforming loans and other loans of concern, which has declined by $37.3 million since December 31, 2000.

Noninterest Income

     Noninterest income totaled $804,000 for the nine months ended September 30, 2001, compared to $1.9 million for the same period last year. The previous year’s noninterest income included a $1.4 million gain on sale of investment securities available for sale.

Noninterest Expense

     Noninterest expense remained relatively constant at $16.9 million for the nine months ended September 30, 2001 and 2000, respectively. The previous year’s noninterest expense included a $1.4 million nonrecurring charge relating to the consolidation of the Bank’s headquarters with ITLA Capital’s headquarters in La Jolla, California. Compensation and benefits expense totaled $8.9 million during the nine months ended September 30, 2001, compared to $7.2 million for the same period last year. The increase in compensation and benefits expense was primarily due to additions made to the retail and wholesale loan originations sales and support staff. Full time equivalent associates averaged 131 during the nine month period ended September 30, 2001, compared to 115 for the same period last year.

     For the nine months ended September 30, 2001, our ratio of consolidated general and administrative expense to average assets, on an annualized basis, decreased to 1.61% compared to 1.69% for the same period last year. Our efficiency ratio (excluding real estate operations), which is defined as general and administrative expenses as a percentage of net interest income and noninterest income, was 38.25% for the nine months ended September 30, 2001 compared to 35.91% for the same period last year.

Minority Interest in Income of Subsidiary

     Minority interest in income of subsidiary, which consists of accrued distributions payable on our Trust Preferred securities, was $2.2 million during the nine month period ended September 30, 2001 as compared to $99,000 for the same period last year, during which we first issued our trust preferred securities. See Note 5 to the unaudited Consolidated Financial Statements for further information.

FINANCIAL CONDITION

     Total assets increased $17.4 million to $1.43 billion at September 30, 2001 as compared to $1.42 billion at December 31, 2000. At September 30, 2001, real estate loans, net totaled $1.1 billion, including approximately $48.0 million of franchise loans. During the nine months ended September 30, 2001, the Bank’s loan portfolio increased $66.7 million and cash and cash equivalents increased by $21.3 million. Other real estate owned increased $4.5 million to $6.8 million at September 30, 2001, compared to $2.3 million at December 31, 2000 primarily due to the foreclosure of two commercial properties during the current quarter. These increases were partially offset by a $42.8 million decrease in investment securities available for sale and a $36.0 million decrease in real estate loans held in trust. Total deposit accounts, which are concentrated in time certificates, decreased to $932.2 million at September 30, 2001 as compared to $1.02 billion at December 31, 2000. We managed an overall decline in our deposit liabilities while retaining a majority of the deposit accounts which matured by replacing higher cost deposits with lower cost FHLB advances. Management believes that a significant portion of deposits will remain with us upon maturity based on our historical experience regarding retention of deposits. CMO’s decreased $38.4 million to $123.4 million at September 30, 2001 compared to $161.9 million at December 31, 2000. The decreases in deposit accounts and CMO’s were offset by an increase in FHLB advances, which increased $125.6 million to $204.9 million at September 30, 2001, compared to $79.3 million at December 31, 2000.

CREDIT RISK

Nonperforming Assets, Other Loans of Concern and Allowance for Loan Losses

     The following table sets forth our nonperforming assets by category, accruing loans past due 90 days or more and troubled debt restructurings as of the dates indicated.

	September 30,	December 31,
	2001	2000

	(dollars in thousands)
Nonaccrual loans:
Real estate (1)	$13,424	$9,430
Construction	11,490	8,712

Total nonaccrual loans	24,914	18,142
Other real estate owned, net	6,803	2,250

Total nonperforming assets	31,717	20,392
Accruing loans past due 90 days or more with respect to principal or interest	—	9,765
Performing troubled debt restructurings	3,700	3,002

	$35,417	$33,159

Nonaccrual loans to total real estate loans and real estate loans held in trust	1.91%	1.42%
Allowance for loan losses to nonaccrual loans	98.83%	149.85%
Nonperforming assets to total assets	2.21%	1.44%

(1)	Includes one loan with a net book balance of $220,000 at September 30, 2001 and one loan with a net book of $1.4 million at December 31, 2000 that are nonperforming troubled debt restructurings.

     At September 30, 2001, other real estate owned consisted of six income producing properties totaling $6.4 million and nine single family residential properties totaling $423,000.

     As of September 30, 2001 and December 31, 2000, other loans of concern totaled $26.9 million and $70.9 million, respectively. Other loans of concern consist of loans with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category. The decrease in other loans of concern for the nine months ended September 30, 2001 was primarily due to $16.0 million of loans being paid-off, $18.0 million of loans being upgraded due to improving conditions and $14.3 million of loans migrating to nonaccrual status, partially offset by $4.3 million of new other loans of concern.

     The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

	For Nine	For the Year
	Months Ended	Ended
	September 30,	December 31,
	2001	2000

	(dollars in thousands)
Balance at beginning of period	$27,186	$19,895
Provision for loan losses	2,450	4,775
Addition due to purchase of the ICCMAC Trust	—	4,614
Charge-offs:
Real estate loans	(2,827)	(1,489)
Construction loans	(2,235)	(1,000)

Total charge-offs	(5,062)	(2,489)

Recoveries:
Real estate loans	49	391

Total recoveries	49	391

Net charge-offs	(5,013)	(2,098)

Balance at end of period	$24,623	$27,186

Allowance for loan losses as a percentage of real estate loans and loans held in trust, net	1.88%	2.12%

Liquidity

     Liquidity refers to our ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new real estate loans. We maintain a cash and investment securities portfolio designed to satisfy operating liquidity requirements while preserving capital and maximizing yield. As of September 30, 2001, we held approximately $92.3 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $3.5 million of investment securities classified as available for sale. Short-term fixed income investments classified as cash equivalents consisted of interest-bearing deposits at financial institutions, government money market funds and short-term government agency securities, while investment securities available for sale consisted primarily of fixed income instruments which were rated “AAA” or equivalent by nationally recognized rating agencies. As of September 30, 2001 and December 31, 2000, the Bank’s liquidity ratios were 10.2% and 11.7%, respectively. In addition, our liquidity position is supported by a credit facility with the Federal Home Loan Bank of San Francisco. As of September 30, 2001, we had remaining available borrowing capacity under this credit facility of $144.6 million, net of the $7.6 million of additional Federal Home Loan Bank Stock that we would be required to purchase to support those additional borrowings, and $30.0 million of unused federal funds credit facilities under established lines of credit with two banks.

Capital Resources

     As of September 30, 2001, the Bank’s Leverage (Core), Tier I and Total Risk-Based capital ratios were 10.2%, 10.9% and 12.2%, respectively. These ratios were 9.1%, 10.4% and 11.6%, respectively, as of December 31, 2000. The increase in capital ratios from December 31, 2000 to September 30, 2001 was due primarily to the Bank’s net income of $10.2 million. The minimum regulatory requirement for Leverage (Core), Tier I and Total Risk-Based capital are 4.0%, 4.0% and 8.0%, respectively. As of September 30, 2001, the Bank’s capital position was designated as “well capitalized” for regulatory purposes.

     At September 30, 2001, shareholders’ equity totaled $134.9 million or 9.4 percent of total assets. The Company continued to repurchase shares of its common stock in the open market during the third quarter of 2001. During the third quarter of 2001, the Company repurchased 212,000 shares of common stock at an average price of $18.67 per share. For the nine months ending September 30, 2001, the Company repurchased 724,000 shares of common stock at an average price of $18.13 per share. Since beginning share repurchases in April of 1997, the Company has repurchased a total of 1,987,519 shares or approximately 24 percent of the outstanding shares of common stock, returning approximately $31.9 million of capital to its shareholders at an average price of $16.03 per share. Through our stock repurchase program, 100 percent of the Company’s secondary public offering, which raised $22.6 million in April of 1996 has been retired along with returning to our shareholders approximately $9.3 million of proceeds from the Company’s initial public offering completed in October 1995. The Company’s book value per share of common stock was $22.70 as of September 30, 2001, as compared to $20.05 as of December 31, 2000, and $19.25 as of September 30, 2000.

ITEM 3: MARKET RISK

     Our estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in our annual report on Form 10-K for the year ended December 31, 2000.

Part II — OTHER INFORMATION

Item 1 Legal Proceedings

We are party to certain legal proceedings incidental to our business. Management believes that the outcome of such proceedings, in the aggregate, will not have a material effect on our financial condition or results of operations.

Item 2 Changes in Securities

Not applicable.

Item 3 Defaults Upon Senior Securities

Not applicable.

Item 4 Submission of Matters to a Vote of Security Holders

(a)	On July 31, 2001, the Company held its Annual Meeting of Shareholders.

(b)	Shareholders voted on the following matters:

(i)	The election of Sandor X. Mayuga as director for a term to expire in 2004:

Votes	For	Against	Withheld

	4,255,610	0	934,750

(ii)	The election of Robert R. Reed as director for a term to expire in 2004:

Votes	For	Against	Withheld

	4,500,863	0	689,497

(iii)	An amendment to ITLA Capital’s 1995 Employee Stock Incentive Plan to increase the number of shares authorized for award under the plan by 311,500 (representing 4.99% of the outstanding shares of common stock as of June 27, 2001)

Votes	For	Against	Withheld

	3,737,273	1,440,774	12,313

(iv)	The ratification of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 2001:

Votes	For	Against	Withheld

	5,146,454	25,935	17,970

Item 5 Other Information

None.

Item 6 Exhibits and Reports on Form 8-K

(b) 1	The registrant filed a report on Form 8-K on July 31, 2001. The filing reported material which was presented at the Company’s Annual Meeting of Shareholders on July 31, 2001.

(b) 2	The registrant filed a report on Form 8-K on September 14, 2001. The filing reported certain financial information presented at an investor conference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITLA CAPITAL CORPORATION

Date: November 14, 2001	/s/ George W. Haligowski George W. Haligowski Chairman of the Board, President and Chief Executive Officer

Date: November 14, 2001	/s/ Timothy M. Doyle Timothy M. Doyle Managing Director and Chief Financial Officer