Form 10-K405
period 2001-12-31
ITLA CAPITAL CORP
filed 2002-04-01
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the Fiscal Year Ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the Transition Period From __________________ To __________________

Commission File Number 0-26960

ITLA CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4596322
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

888 Prospect Street, Suite 110, La Jolla, California	92037
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (858) 551-0511

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

     As of March 22, 2002, there were issued and outstanding 5,805,292 shares of the Registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of March 22, 2002, was $138.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

ITLA CAPITAL CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

Forward-Looking Statements

     “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-K contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, changes in economic conditions in our market areas, changes in policies by regulatory agencies, the impact of competitive loan products, loan demand risks, the quality or composition of the loan or investment portfolios, fluctuations in interest rates and changes in the relative differences between short and long term interest rates including levels of nonperforming assets, and operating results and other risks detailed from time to time in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2002 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

     As used throughout this report, the terms “we”, “our”, “ITLA Capital” or the “Company” refer to ITLA Capital Corporation and its consolidated subsidiaries.

PART I

Item 1. Business

General

     ITLA Capital Corporation is the largest financial services company headquartered in San Diego County, California with consolidated assets of $1.5 billion, consolidated net loans of $1.1 billion, deposits of $953.7 million and consolidated shareholders’ equity of $137.9 million as of December 31, 2001. We conduct and manage our business principally through Imperial Capital Bank (the “Bank”), a $1.4 billion California industrial bank, with six offices in California, (San Francisco, Encino, Beverly Hills, Glendale, Costa Mesa and Del Mar). The Bank has been in business for 27 years and was formally known as Imperial Thrift and Loan Association until its name change in January 2000. Our branch offices are primarily used for our deposit services and lending business. The Bank is primarily engaged in:

•	Originating real estate loans secured by income producing properties for retention in its loan portfolio; and

•	Accepting customer deposits through the following products: certificates of deposits, money market and passbook accounts. Our deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to the appropriate legal limits.

     During 2001, 2000 and 1999, the Bank was also engaged in the acquisition of pools of single family mortgages in the secondary market for investment purposes. On March 28, 2002, the Bank securitized $86.3 million of its performing single family mortgages and sold $17.6 million of the remaining single family mortgages in a whole loan sale.

     During 2000, we acquired through our subsidiary, Imperial Capital Real Estate Investment Trust (“Imperial Capital REIT”) all of the equity and certain collateralized mortgage obligations (“CMOs”) of the ICCMAC Multi-family and Commercial Trust 1999-1 (the “ICCMAC Trust”). On the date of acquisition, the ICCMAC Trust held assets of $250.5 million as collateral for $205.4 million of investment grade CMO’s that had been sold to third party investors by the previous owner. At December 31, 2001 and 2000, real estate loans held in trust, net, for the CMO’s totaled $162.2 million and $211.7 million and the CMO’s outstanding balance was $109.6 million and $161.9 million, respectively.

     We continuously evaluate business expansion opportunities, including acquisitions or joint ventures with companies that originate or purchase commercial and multi-family real estate loans as well as other types of secured commercial loans. In connection with this activity, we periodically have discussions with and receive financial information about other companies that may or may not lead to the acquisition of the company, a segment or division of that company, or a joint venture opportunity with us in order to enhance the value of our Company to our shareholders.

     During the first quarter of 2002, the Company completed its acquisition of Asahi Bank of California (“Asahi Bank”) a wholly-owned subsidiary of Asahi Bank Ltd — Japan (“ABLJ”), for approximately $14.9 million. On the date of acquisition, Asahi Bank had total assets of approximately $50 million, including $35 million of commercial real estate and business loans and $15 million of cash and securities which were acquired by the Bank at the closing of the transaction.

     The executive offices of the Company are located at 888 Prospect Street, Suite 110, LaJolla, California 92037 and its telephone number at that address is (858) 551-0511.

Real Estate Lending

     General. During 2001 and 2000, we concentrated our real estate lending activities as follows:

•	Originating and purchasing real estate loans secured by income producing properties, both commercial and residential (including apartments).

•	Purchasing single-family residential loans.

     The interest rates charged on real estate loans generally vary based on a number of factors, including the degree of credit risk, size and maturity of the loan, whether the loan has a fixed or a variable rate, and prevailing market rates for similar types of real estate loans. At December 31, 2001 and 2000, the Bank’s gross real estate loan portfolio remained relatively unchanged at $1.1 billion. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the composition of the portfolio at December 31, 2001 and 2000.

     Marketing and Originations. We originate real estate loans through branch offices located in San Francisco, Glendale, Costa Mesa and Del Mar. These offices are staffed by a total of fourteen loan officers. Loan officers solicit mortgage loan brokers for loan applications that meet our underwriting criteria, and also accept applications directly from borrowers. A majority of the real estate loans funded by us are originated through mortgage loan brokers. Mortgage loan brokers act as intermediaries between us and the property owner in arranging real estate loans and earn a fee based upon the principal amount of each loan funded. Since a large portion of our marketing effort is through the contact of loan officers with mortgage loan brokers, we do not incur significant expenses for advertising our lending services to the general public. Currently, we provide limited deposit product services to our customers. Additionally, we do not offer a full range of banking services, and generally do not market our lending services to, or receive loan applications from our depositors.

     Income Producing Property Loans. We originate and purchase real estate loans secured primarily by first trust deeds on income producing properties. Income property loans consist primarily of the following types of properties:

•	Apartments

•	Retail centers

•	Small office and light industrial buildings

•	Hotels

•	Mini-storage facilities

•	Mobile home parks

•	Other mixed use or special purpose commercial properties

     At December 31, 2001, the Bank had $967.2 million of income producing property loans outstanding representing 84.5% of its total real estate loans. Most of the Bank’s real estate borrowers are business owners, individual investors, investment partnerships or limited liability corporations. The income producing property lending that the Bank engages in typically involves larger loans to a single borrower and is generally viewed as exposing the lender to a greater risk of loss than one-four family residential lending. Income producing property values are also generally subject to greater volatility than residential property values. The liquidation values of income producing properties may be adversely affected by risks generally incident to interests in real property, such as:

•	Changes or continued weakness in general or local economic conditions;

•	Changes or continued weakness in specific industry segments;

•	Declines in real estate values;

•	Declines in rental, room or occupancy rates in hotels, apartment complexes or commercial properties

•	Increases in other operating expenses (including energy costs);

•	The availability of refinancing at lower interest rates or better loan terms;

•	Changes in governmental rules, regulations and fiscal policies, including rent control ordinances, environmental legislation and taxation;

•	Increases in interest rates, real estate and personal property tax rates, and

•	Other factors beyond the control of the borrower or the lender.

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

     As of December 31, 2001, 61.2% of the Bank’s real estate loan portfolio was indexed to the Six-Month London Interbank Offered Rate; 7.6% was indexed to the reference rate charged by Bank of America; 6.4% was indexed to the one-month London Interbank offered rate; 2.4% was indexed to the Federal Home Loan Bank (“FHLB”) 11th District Cost of Funds Index; 18.0% was fixed for an initial period and then adjustable; 2.1% was indexed to either the United States Treasury security indexes or the FHLB of San Francisco advance rate; and the balance of 2.3% was fixed rate. Most of the Bank’s variable rate real estate loans may not adjust downward below their initial rate, with increases generally limited to maximum adjustments of 2% per year up to 4% for the life of the loan. The inability of the Bank’s real estate loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists the Bank in our efforts to limit the risks to earnings and equity value resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates. At December 31, 2001, 92.8% of the Bank’s variable rate and fixed/adjustable loan portfolio contained interest rate floors. The weighted-average minimum interest rate on this portfolio was 9.0%. At that date, 93.2% of the variable rate loans outstanding had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on this portfolio was 12.4%.

     The underwriting standards for loans secured by income producing real estate properties consider the borrower’s financial resources and ability to repay and the amount and stability of cash flow, if any, from the underlying collateral, to be comparable in importance to the loan-to-value ratio as a repayment source. Management believes that during 2001, both California and the United States economy experienced an economic shock, not only resulting from the recessionary economy and volatile interest rate environment but also resulting from the terrorist attacks of September 11, 2001. However, even though California and our national economy have strengthened in certain regions and industries, the potential for a downturn of economic conditions in California, the surrounding regions or in the national economy, or another potential terrorist attack on the United Sates could have an adverse effect on our real estate lending business, including reducing the demand for new loans, limiting the ability of borrowers to pay financed amounts, and impairing the value of our real estate collateral.

     A small portion of the Bank’s real estate loan portfolio consists of loans secured by junior liens on real estate. At December 31, 2001, 23 real estate loans in the aggregate amount of $3.4 million, or less than 1% of our real estate loan portfolio, were secured by second trust deeds. Of these loans collateralized by junior liens, 99% were secured by income producing properties and 1% were secured by one-four family residential properties. Of the Bank’s real estate loans outstanding at December 31, 2001, $8.8 million represented loans to facilitate the sale of other real estate owned.

     In 2001, 2000, and 1999, the Bank purchased income producing real estate loans totaling $22.6 million, $110.9 million, and none, respectively. In its commercial real estate loan purchases, the Bank generally reserves the right to reject particular loans from a loan pool being purchased and does so for loans in a pool that do not meet its underwriting criteria. In determining whether to purchase a commercial real estate loan, the Bank reviews the borrower’s financial resources and ability to repay and the amount and stability of cash flow, if any, from the underlying collateral. Similar to its loan originations, on commercial real estate loan purchases the Bank reviews information concerning the income, financial condition, employment and credit history of the applicant, however, current appraisals and borrower credit reports are not obtained. On commercial real estate loan purchases, the Bank reviews the original appraisal and credit report obtained by the loan seller or originator and arranges for a staff member or an outside consultant to perform an analysis of the loan and the value of the underlying collateral, including on-site inspection, before purchasing the loan. For a further discussion of the Bank’s underwriting procedures, see “Lending, Origination, Purchasing and Underwriting” set forth below.

     Construction Loans. We also originate construction loans for income producing properties, as well as for single-family home construction. At December 31, 2001, the Bank had $54.1 million of construction loans outstanding, representing 4.7% of its loans receivable. In addition to the lending risks previously discussed, construction loans also present risks associated with the accuracy of the initial estimate of the property’s value upon completion compared to its actual value, the timely completion of construction activities for their allotted costs and the time needed to stabilize income properties or sell residential tract developments. These risks can be affected by a variety of factors, including the oversight of the project, localized costs for labor and materials, and the weather.

     Residential Lending. In 2001, we continued to execute the strategy commenced in 2000 to diversify our product mix and concentration in commercial real estate loans through the bulk purchase of single-family residential loans. On March 28, 2002, we disposed of most of our residential loan portfolio through the securitization of $86.3 million of single family mortgages and the sale of $17.6 million of the remaining single family mortgages in a whole loan sale. Under guidelines established by the Board of Directors, the Company’s purchased single family residential loan portfolio may have consisted of up to $165.0 million of single-family residential loans. We determined the bid prices on these loan pools on a pool-by-pool basis, through an analysis of the pool’s return on equity and return on assets, desired yield spreads, acceptable risk characteristics, market conditions and a thorough analysis of the originator/seller. After our bid was accepted by the seller, we conducted a due diligence review of the loans in the pool. Based on due diligence results, individual loans were kept in the proposed pool, rejected from the pool or put on hold pending additional information or a pricing adjustment. The pool and pricing was then finalized, a purchase and sale agreement signed, and the purchase completed. During 2001 and 2000, we bought a total of 212 and 667 loans with a total outstanding principal balance of $30.5 million and $79.0 million, paying a total premium of $823,000 and $1.7 million to acquire these loans, respectively. At December 31, 2001, 997 of these loans remained, with an outstanding principal balance of $115.2 million and related unamortized purchase premium of $1.7 million.

     Franchise Loans. In 2000, we commenced purchasing franchise loans through relationships with correspondent franchise loan originators. Franchise loans are loans to owners of businesses, both franchisers and franchisees, such as fast food restaurants or gasoline retailers, that are affiliated with nationally or regionally recognized chains and brand names. Various combinations of land, building, business equipment and fixtures may secure these loans, or they may be a general obligation of the borrower based on a valuation of the borrower’s business and debt service ability. In each case, the primary source of repayment is the cash flow of the business and not the underlying value of the collateral. Our correspondent relationships, which may change from time to time, allow us to purchase loans in our sole discretion that meet our underwriting and yield criteria. During 2001 and 2000, we purchased 17 loans and 4 loans, with a total commitment of $53.3 million and $5.9 million, respectively. The outstanding balance of these loans as of December 31, 2001 and 2000 was $57.6 million and $3.9 million, respectively.

     Lending, Origination, Purchases and Underwriting. Many of the Bank’s income producing property loans are made to lower credit grade borrowers that have marginal credit histories or the property has other factors such as debt-to-income ratios or property location that prevent the borrower from obtaining a prime interest rate. Likewise, residential loans purchased generally do not meet the Fannie Mae or Freddie Mac’s underwriting standards with respect to credit, debt ratios and documentation, whether as a result of marginal credit histories, the absence of credit history, high debt-to-income ratios, reliance on the borrower’s stated income, non-owner occupied property, rural property, balloon payment or a variety of other exceptions from agency guidelines. We attempt to mitigate the risk associated with these loans by charging higher interest rates and through our loan approval and loan purchasing process. The Bank’s loan underwriters are responsible for initial reviews of borrowers, properties, loan terms, and submission of loans to the loan committee.

     All real estate loans over $1.0 million must be submitted to the loan committee for approval. The Bank’s loan underwriters prepare a written presentation on every loan application submitted to its loan committee, which is comprised of the following Bank officers:

•	Chairman, Chief Executive Officer, President

•	Vice Chairman and Chief Credit Officer

•	Senior Managing Director/Chief Operating Officer

•	Managing Director/Chief Lending Officer

•	Managing Director/Director of Loan Operations

•	Deputy Managing Director/Retail Production Manager

•	First Vice President/Director of Underwriting, Processing and Appraisal

•	First Vice President of Credit Quality Control

•	First Vice President/Portfolio Administration

     The underwriter’s presentation includes a description of the prospective borrower and any guarantors, the collateral, and the proposed use(s) of loan proceeds, as well as borrower and property financial statements and analysis. Each application is evaluated from a number of underwriting perspectives, including property appraised value, level of debt service coverage, remaining economic life, use and condition, as well as borrower liquidity, net worth, cash investment, income, credit history and operating experience. Our real estate loans are originated on both a non-recourse and full recourse basis and we generally seek to obtain personal guarantees from the principals of borrowers which are single asset or limited liability entities (such as partnerships, corporations or trusts) on properties that have not achieved stabilization.

     At least one loan committee member or designee must personally conduct on-site inspections of any property involved in loan recommendations of $1.0 million or more. Loans up to $750,000 may be approved by any loan committee member. Loans of $750,000 to $1.0 million require approval by any two members of the Bank’s loan committee, while loans in excess of $1.0 million require approval of three loan committee members. Additionally, loans over $2.0 million must be approved by the First Vice President of Credit Quality Control; loans over $3.0 million require the additional signature of the Vice Chairman and Chief Credit Officer; and individual loans over $5.0 million, loans resulting in an aggregate borrowing relationship to one borrower in excess of $7.5 million, and all purchased loan pools must be approved by the executive committee of the Bank’s board of directors.

     Variable rate loans over $500,000 must generally satisfy an interest rate sensitivity test in order for the loan origination or purchase to be approved; that is, the current stabilized income of real property security must be adequate to achieve a minimum debt service coverage ratio of 80% if the interest rate on the loan was at the maximum amount allowed under the terms of the note, generally the fully indexed start rate plus 400 basis points. Following loan approval and prior to funding, the Bank’s underwriting and processing departments assure that all loan approval terms have been satisfied, that they conform with lending policies (or are properly authorized exceptions), and all required documentation is present and in proper form.

     All reviews of residential loans being considered for purchase were initially performed through our loan acquisition department. We placed bids on pools of loans meeting our investment and credit risk objectives, subject to due diligence and negotiation of an acceptable purchase agreement. The Bank’s Vice Chairman and Chief Credit Officer and the Senior Managing Director, Chief Financial Officer must each approve the bid prior to submission. All purchases were made within the parameters set by the Bank’s Board of Directors for loan purchases and originations and required the approval of both the loan committee and the asset/liability management committee.

     If we were the successful bidder, a due diligence review of each loan in the pool was completed to finalize the pool of loans to be acquired. This review included an evaluation of the seller’s representations and warranties and of the adequacy of the applicable loan documentation (e.g., the existence of a note, including confirmation of the interest rate and outstanding loan balance, mortgage, title policy, borrower financial statements, tax returns, environmental reports, etc.). An estimate of the current value of the real estate collateral was determined by obtaining a brokers’ price opinion report for every loan considered for purchase, which was then compared to and reconciled with the original appraisal by staff appraisers from the Bank’s appraisal department.

     The maximum size of a single real estate loan made by the Bank is limited by California law to 25% of the Bank’s equity capital. At December 31, 2001, that limit was approximately $31.1 million. The Bank’s largest combined credit extension to related borrowers was $13.1 million at December 31, 2001. At December 31, 2001, the Bank had a total of 149 extensions of credit, with a combined outstanding principal balance of $540.8 million, that were over $2.0 million to a single borrower or related borrowers. All combined extensions of credit over $2.0 million were performing in accordance with their repayment terms. At December 31, 2001, the Bank had 2,123 secured real estate loans outstanding, with an average balance per loan of approximately $539,000.

     Servicing and Collections. Servicing of our purchased residential loans is contracted to Fairbanks Capital Corporation, an organization specializing in the collection and servicing of residential loans. Commercial real estate loans held by the Bank are serviced by the Bank’s loan servicing department, which is designed to provide prompt customer service, and accurate and timely information for account follow-up, financial reporting and management review. As discussed below, servicing of the loans held in the ICCMAC Trust is performed by a third-party service. Following the funding or purchase of an approved loan, all pertinent loan data is entered into the Bank’s data processing system, which provides monthly billing statements, tracks payment performance, and processes contractual interest rate adjustments on variable rate loans. Regular loan service efforts include payment processing and collection follow-up, as well as tracking the performance of additional borrower obligations with respect to the maintenance of casualty insurance coverage, payment of property taxes and senior liens, if any, and periodically requesting required information, including current borrower and property financial and operating statements. Additional services are performed by the Bank in connection with the monitoring of loans to borrowers secured by stabilizing projects. These projects involve lease-up or renovation activities. The Bank monitors these loans to ensure that projects are performing as underwritten. This monitoring allows the Bank to take a proactive approach to addressing projects that do not perform as planned. When payments are not received by their contractual due date, collection efforts begin on the fifth day of delinquency with a telephone contact, and proceed to written notices that progress from reminders of the borrower’s payment obligation to an advice that a notice of default may be forthcoming. Accounts delinquent for more than 30 days are generally transferred to the Bank’s asset management department which, following a review of the account and management approval, implements a collection or restructure plan, or a disposition strategy, and evaluates any potential loss exposure on the asset.

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

Imperial Capital Real Estate Investment Trust

     During 2000, we acquired all of the equity and certain CMO’s of the ICCMAC Trust through our real estate investment trust subsidiary, Imperial Capital REIT. At December 31, 2001, the ICCMAC Trust held real estate loans of $162.2 million, comprised of approximately 65 percent and 35 percent of multifamily and commercial loans, respectively, with over 50 percent of the loans secured by property located in California. Over two-thirds of the loans are adjustable rate mortgages. At December 31, 2001, the ICCMAC Trust’s real estate loans were held as collateral for $109.6 million of investment grade CMO’s sold to third party investors. The cash flow from the ICCMAC Trust’s loan pool pays principal and interest on the CMO’s, and also provides cash flow on a monthly basis to ITLA Capital. ITLA Capital had recorded $9.3 million of pre-tax income from its investment in the ICCMAC Trust during the year ended December 31, 2001.

     Servicing of the ICCMAC Trust loans is performed by Orix Capital Markets, LLC (“Orix”), a Delaware limited liability company. Under the servicing agreement, Orix is required to service and administer the commercial mortgage loans held in trust solely on behalf of the best interests of and for the benefit of the holders of the CMO’s in accordance with the terms of the servicing agreement and the commercial mortgage loans. Orix is required to perform other customary functions of a servicer of comparable loans, including monitoring insurance coverage; maintaining escrow or impoundment accounts of borrowers for payment of taxes, insurance and other items required to be paid pursuant to the loan agreement; processing assumptions or substitutions in those cases where the loan servicer has determined not to enforce any applicable due-on-sale clause; demanding that the borrower cure delinquencies; inspecting and managing commercial mortgaged properties under certain circumstances; and maintaining records relating to the commercial mortgage loans.

Nonperforming Assets and Other Loans of Concern

     At December 31, 2001, nonperforming assets totaled $29.0 million or 1.92% of total assets. Nonperforming assets consisted of $2.5 million of nonaccrual commercial real estate loans, $12.8 million of nonaccrual residential real estate loans which were sold on March 28, 2002 and $13.7 million of other real estate owned. One of our nonperforming real estate loans had an outstanding balance greater than $1.0 million. For additional information regarding nonperforming assets see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations-Credit Risk Elements”.

     The following is a brief discussion of the non-accrual loan where the remaining principal balance of the loan at December 31, 2001, exceeded $1.0 million.

     Loan Secured by a Senior Apartment Complex — California. This loan was originated by the Bank in December 1997 with an original balance of $1.6 million, which included funds to convert the property into senior apartments. No payments have been received since August 2000. The loan balance as of December 31, 2001 was $1.6 million. The property was 92% occupied as of December 2001. The loan matured in 2000, a notice of default has been filed and the loan is currently in foreclosure.

     As of December 31, 2001, we had outstanding loans with an aggregate outstanding balance of $21.5 million with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual loan category. All of these loans are classified as substandard pursuant to the regulatory guidelines discussed below. The following is a brief discussion of our “other loans of concern” where the remaining principal balance of the loan at December 31, 2001 exceeded $2.0 million.

Loan Secured by Hotel — Utah. This loan was originated by the Bank in September 1998 with an original commitment of $3.8 million to construct a 104-unit hotel. The outstanding principal balance at December 31, 2001 was $3.8 million. The property has yet to stabilize and the cash flow from the operations of the collateral has been less than the debt service on our loan.

Loan Secured by Hotel — Arizona. This loan was originated by the Bank in July 1998 with an original commitment of $4.0 million secured by a 99-unit hotel. The outstanding principal balance at December 31, 2001 was $3.7 million. The loan has paid as agreed since inception, however, the cash flow from the operations of the collateral has been less than the debt service on our loan for the last three years. We continue to monitor the borrowers’ efforts to improve the cash flow of the hotel.

Loan Secured by a Hotel — Washington. This loan was originated by the Bank in February 1998 with an original commitment of $3.7 million secured by 123-unit hotel. The outstanding principal balance at December 31, 2001 was $3.0 million. The loan has paid as agreed since inception, however, the cash flow from the operations of the collateral has been less than the debt service on our loan. We continue to monitor the borrower’s efforts to improve the cash flow of the hotel.

Classified Assets

     Management uses a loan classification system consistent with the classification system used by bank regulatory agencies to help it evaluate the risks inherent in its real estate loan portfolio. Loans are identified as

“pass”, “substandard”, “doubtful” or “loss” based upon consideration of all sources of repayment, underlying collateral values, current and anticipated economic conditions, trends and uncertainties, and historical experience. Pass loans are further divided into four additional sub-categories, based on the borrower’s financial strength and ability to service the debt and/or the value and debt service capacity of the underlying collateral. Underlying collateral values for real estate dependent loans are supported by property appraisals or evaluations. We review our loan classifications on at least a quarterly basis. At December 31, 2001, we classified $36.2 million of loans as “substandard”, $620,000 as “doubtful” and none as “loss”. $15.3 million of these classified loans were included in the nonperforming assets table in “Item 7. Management’s Discussion and Analysis of Results of Financial Condition and Operations — Credit Risk Elements”, and the balance was included in the $21.5 million of “other loans of concern”, discussed above.

Funding Sources

     The primary source of funding for the Bank’s lending operations and investments are investment certificates, which are functionally equivalent to certificates of deposit at banks and savings and loan associations and are hereinafter referred to as “deposits”. The Bank’s deposits are federally insured by the FDIC to the extent permitted by law. Approximately 83% of the Bank’s deposits are term deposits that pay fixed rates of interest for periods ranging from 90 days to five years. The remaining 17% of the Bank’s deposits are variable rate passbook accounts and variable rate money market accounts with limited checking features.

     As with many other industrial banks in California, the Bank’s strategy with all deposit accounts is to offer rates significantly above those customarily offered by other financial institutions in its market. The Bank has generally accumulated deposits by relying on renewals of term accounts by existing depositors, participating in deposit rate surveys which promote the rate offered by the Bank on its deposit products, and periodically advertising in various local market newspapers and other media. The Bank is able to pursue this strategy by operating a savings branch system offering fewer products and services than many institutions. Because the Bank does not provide demand checking accounts, safe deposit boxes, money orders, trust services, and various other retail banking services, management believes its staffing and overhead costs are significantly lower than banks and savings institutions. Management further believes that its deposits are a reliable funding source and that the cost of funds resulting from the Bank’s deposit gathering strategy is comparable to those of other industrial banks pursuing a similar strategy. However, because the Bank competes for deposits primarily on the basis of rates, the Bank could experience difficulties in attracting deposits if it could not continue to offer deposit rates at levels above those of the banks and savings institutions. Management also believes that any efforts to significantly increase the size of its deposit base may require greater marketing efforts and/or increases in deposit rates. Although there were no brokered deposits outstanding at December 31, 2001, the Bank may seek such deposits in the future. For information concerning overall deposits outstanding during the periods indicated and the rates paid thereon, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income”.

     The Bank has also used advances from the FHLB of San Francisco as a funding source. The Bank became a member of the FHLB of San Francisco in 1994 and was subsequently approved for a credit line up to 30% of its total assets. FHLB advances are collateralized by pledges of qualifying cash equivalents, investment securities, mortgage-backed securities and whole loan collateral. At December 31, 2001, FHLB advances outstanding totaled $269.3 million, and the remaining available borrowing capacity, based on the loans and securities pledged as collateral, totaled $87.5 million, net of the $4.6 million of additional FHLB Stock that we would be required to purchase to support the additional borrowings. Additionally, the Bank also has uncommitted, unsecured lines of credit with other banks renewable daily in the amount of $30.0 million. See “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements — Notes 2, 3, 7 and 8”.

Regulation

     The Bank is an industrial bank that is subject to examination, supervision and regulation by the Department of Financial Institutions of the State of California (the “DFI”) and, as an insured institution, by the FDIC. As a result of legislation which became effective on October 1, 2000, industrial banks, formerly known as industrial loan companies, are now generally subject to the same California banking law as commercial banks. Industrial banks are now generally able to engage in all the activities of a California commercial bank, including, subject to approval, the trust business. However, industrial banks such as Imperial Capital Bank still may not accept demand deposits. The Bank’s holding company, ITLA Capital, is not a bank holding company for federal Bank Holding Company Act purposes and is not directly regulated or supervised by the DFI, the FDIC, the Federal Reserve Bank or any other bank regulatory authority, except with respect to the general regulatory and enforcement authority of the DFI and the FDIC over transactions and dealings between us and the Bank, and except with respect to both the specific limitations regarding ownership of the capital stock of the parent corporation of any industrial bank.

     California Law

     The industrial banking business conducted by the Bank, formerly governed by the California Industrial Loan Law, is now subject to the California Banking Laws and the rules and regulations of the DFI. The regulations of the DFI govern most aspects of the Bank’s businesses and operations, including, but not limited to, the scope of its business, investments, the nature and amount of any collateral for loans, the issuance of securities, the payment of dividends, bank expansion and bank activities. The DFI’s supervision of the Bank includes comprehensive reviews of all aspects of the Bank’s business and condition, and the DFI possesses broad remedial enforcement authority to influence the Bank’s operations, both formally and informally.

     Federal Law

     Because our deposits are insured by the Bank Insurance Fund of the FDIC, the FDIC, in addition to the DFI, also broadly regulates the Bank. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports, and generally supervises the operations of institutions to which it provides deposit insurance. The FDIC is also the federal agency charged with regulating state-chartered banks that are not members of the Federal Reserve System, such as the Bank. Therefore any person who wishes to acquire control of the Bank must obtain the consent of both the FDIC and the DFI. Insured depository institutions, and their institution-affiliated parties, may be subject to potential enforcement actions by the FDIC and the DFI for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Management is not aware of any pending or threatened enforcement actions against the Bank.

     Regulatory Capital Requirements. Federally-insured, state-chartered banks, including industrial banks such as the Bank, are required to maintain minimum levels of regulatory capital as specified in the FDIC’s capital maintenance regulations. The FDIC also is authorized to impose capital requirements in excess of these standards on individual banks on a case-by-case basis.

     The Bank is required to comply with three separate minimum capital requirements: a “tier 1 capital ratio” and two “risk-based” capital requirements. “Tier 1 capital” generally includes common shareholders’ equity, including retained earnings, qualifying noncumulative perpetual preferred stock and any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries, less intangible assets, other than properly valued purchased mortgage servicing rights up to certain specified limits and less net deferred tax assets in excess of certain specified limits.

     Tier 1 Capital Ratio. FDIC regulations establish a minimum 3.0% ratio of Tier 1 capital to total average assets for the most highly-rated state-chartered, FDIC-supervised banks. All other FDIC supervised banks must maintain at least a 4.0% tier 1 capital ratio. Under FDIC regulations, highly-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. At December 31, 2001, the Bank’s required tier 1 capital ratio was 4.0% and its actual tier 1 capital ratio was 10.1%.

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

     For purposes of the risk-based capital requirements, “total capital” means tier 1 capital plus supplementary or tier 2 capital, so long as the amount of supplementary or tier 2 capital that is used to satisfy the requirement does not exceed the amount of tier 1 capital. Tier 2 capital includes cumulative or other perpetual preferred stock, mandatory convertible subordinated debt and perpetual subordinated debt, mandatory redeemable preferred stock, intermediate-term preferred stock, mandatory convertible subordinated debt and subordinated debt, and the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets. At December 31, 2001 the Bank’s tier 1 risk-based and total capital ratios were 10.7% and 12.0%, respectively.

     The federal banking agencies have adopted regulations specifying that the agencies will include, in their evaluations of a bank’s capital adequacy, an assessment of the exposure to declines in the economic value of the bank’s capital due to changes in interest rates. The FDIC and the other federal banking agencies have also promulgated final amendments to their respective risk-based capital requirements which identify concentration of credit risk and certain risks arising from nontraditional activities, and the management of such risk, as important factors to consider in assessing an institution’s overall capital adequacy. The FDIC may now require higher minimum capital ratios based on certain circumstances, including where the institution has significant risks from concentration of credit or certain risks arising from nontraditional activities.

     Prompt Corrective Action Requirements. The FDIC has implemented a system requiring regulatory sanctions against state-chartered banks (which, for this purpose, includes the Bank) that are not adequately capitalized, with the sanctions growing more severe the lower the institution’s capital. The FDIC has established specific capital ratios for five separate capital categories: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”.

     An institution is treated as “well capitalized” if its total risk based capital ratio is 10.0% or more, its tier 1 risk-based ratio is 6.0% or more, its tier 1 capital ratio is 5.0% or greater, and it is not subject to any order or directive by the FDIC to meet a specific capital level. The Bank exceeded these requirements at December 31, 2001.

     The FDIC is authorized and, under certain circumstances, required to take certain actions against institutions that fail to meet their capital requirements. The FDIC is generally required to take action to restrict the activities of an “undercapitalized” institution. Any such institution must submit a capital restoration plan and, until such plan is approved by the FDIC, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.

     In addition, the FDIC must appoint a receiver or conservator for an institution, with certain limited exceptions, within 90 days after it becomes “critically undercapitalized”. Any “undercapitalized” institution is also subject to the general enforcement authority of the FDIC, including the appointment of a conservator or a receiver.

     The FDIC is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     Community Reinvestment Act and Fair Lending Developments. The Bank is subject to certain fair lending requirements and reporting obligations involving lending operations and Community Reinvestment Act activities. Federal banking agencies are required to evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws into account when regulating and supervising other activities. In its most recent examination, the FDIC rated the Bank “satisfactory” in complying with its Community Reinvestment Act obligations.

     Fiscal and Monetary Policies. Our business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve Board are (a) conducting open market operations in United States government securities; (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions’ deposits, and (d) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the Federal Reserve Board may have a material effect on the Company’s business, results of operations and financial condition.

     Privacy Provisions of the Gramm-Leach-Bliley Act. Federal banking regulators, as required under the Gramm-Leach-Bliley Act (the “GLB Act”), have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act will affect how consumer information is transmitted through diversified financial service companies and conveyed to outside vendors. In California, the attempt in the state legislature to pass a California version of a privacy bill failed in 2001, but it is expected that the proponents of such privacy proposals will re-introduce financial privacy bills in the next session. The GLB Act permits states to enact their own privacy rules which may be stricter than those under the GLB Act. We cannot predict at this time what terms will be considered in any proposed California privacy legislation, whether any such proposed legislation will be enacted and if so, when such legislation may become effective. Therefore, it is not possible at this time to assess fully the impact of the privacy provisions on our business, results of operations or financial condition.

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

Item 2. Properties

     ITLA Capital leases approximately 55,000 square feet of office space for its operations as shown below.

			Year Current
		Square	Lease Term
Locations	Office Uses	Footage	Expires

La Jolla, CA	Corporate Headquarters	10,582	2003
La Jolla, CA	Audit and Marketing	2,325	2006
Glendale, CA	Loan Operations Division/Real Estate Lending	8,932	2005
San Francisco, CA	Retail Deposit Branch/Real Estate Lending	5,005	2002
Beverly Hills, CA	Retail Deposit Branch	2,218	2005
Costa Mesa, CA	Retail Deposit Branch/Money Desk Operations/Real Estate Lending	3,609	2006
Del Mar, CA	Retail Deposit Branch/Savings Operations Division/Real Estate Lending	2,847	2004
Encino, CA	Retail Deposit Branch	5,298	2004
Santa Monica, CA	Loan Operations/Imperial Capital Express	4,991	2004
Encino, CA	Operations Support	3,163	2004
Glendale, CA	Retail Deposit Branch/Loan Administration Division	6,257	2006

     For additional information regarding our premises, see “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements - Note 15”.

     Management believes that ITLA Capital’s present facilities are adequate for its current needs, and that alternative or additional space, if necessary, will be available on reasonable terms.

Item 3. Legal Proceedings

     We are party to certain legal proceedings incidental to our business. Management believes that the outcome of such proceedings, in the aggregate, will not have a material effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock is traded on the NASDAQ national market system under the symbol “ITLA”. As of December 31, 2001, there were 8 holders of record of our common stock representing an estimated 1,000 beneficial shareholders with a total of 5,858,693 shares outstanding.

     The following table sets forth, for the periods indicated, the range of high and low trade prices for our common stock. Stock price data on NASDAQ reflects inter-dealer prices, without retail mark-up, mark-down or commission.

	Market Price
				Average Daily
	High	Low	Close	Closing Price

2001
4th Quarter	$21.05	$17.86	$20.96	$19.20
3rd Quarter	20.25	17.57	20.25	18.22
2nd Quarter	19.75	15.90	18.00	17.55
1st Quarter	20.00	18.75	20.00	19.56
2000
4th Quarter	$19.13	$14.25	$19.13	$15.09
3rd Quarter	15.31	13.88	14.81	14.45
2nd Quarter	15.00	12.75	14.50	13.51
1st Quarter	13.00	10.75	12.75	11.71

     The following table includes supplementary quarterly operating results and per share information for the past two years. The data presented should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with “Item 8. Financial Statements and Supplementary Data” included elsewhere in this report.

Quarterly Operations (Unaudited)

	For the Quarter Ended

	March 31	June 30	September 30	December 31

	(in thousands except per share amounts)
2001
Net interest income before provision for loan losses	$13,628	$14,515	$14,410	$16,679
Provision for loan losses	450	500	1,500	2,125
Non-interest income	314	239	251	255
General and administrative expense	5,131	5,781	5,672	6,234
Total real estate owned expense, net	169	47	68	103
Provision for income taxes	2,905	2,911	2,583	2,994
Net income	4,713	4,719	4,039	4,680
Basic earnings per share	$0.70	$0.71	$0.64	$0.77
Diluted earnings per share	$0.67	$0.69	$0.62	$0.74
2000
Net interest income before provision for loan losses	$12,917	$13,880	$14,080	$14,256
Provision for loan losses	600	1,200	1,525	1,450
Non-interest income	1,574	144	208	405
General and administrative expense	6,665	5,101	5,006	5,282
Total real estate owned expense, net	159	(54)	36	(3)
Provision for income taxes	2,823	3,184	2,999	2,874
Net income	4,244	4,593	4,623	4,679
Basic earnings per share	$0.59	$0.64	$0.66	$0.69
Diluted earnings per share	$0.58	$0.63	$0.65	$0.66

Item 6. Selected Financial Data

     The following condensed statements of operations and financial condition and selected performance ratios as of December 31, 2001, 2000, 1999, 1998, and 1997 and for the years then ended have been derived from our audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	As of and for the Years Ended December 31

	2001	2000		1999	1998	1997

	(in thousands except per share amount)
Condensed Statements of Operations
Total interest income	$123,095	$123,775		$101,213	$101,665	$85,117
Total interest expense	63,863	68,642		48,460	51,387	43,310
Net interest income before provisions for loan losses and valuation allowance on loans held for sale	59,232	55,133		52,753	50,278	41,807
Provision for loan losses	4,575	4,775		4,950	4,550	3,300
Provision for valuation allowance on loans held for sale	—	—		—	1,400	350

Net interest income after provisions for losses and valuation allowance on loans held for sale	54,657	50,358		47,803	44,328	38,157

Non-interest income	1,059	2,331		901	2,447	1,640

Non-interest expense:
Compensation and benefits	11,778	9,958		9,739	10,564	8,511
Occupancy and equipment	2,968	2,567		2,788	2,783	2,444
Other general and administrative expenses	8,072	8,129		8,230	7,317	7,277
Real estate owned expense, net	387	138		472	984	433

Total recurring non-interest expense	23,205	20,792		21,229	21,648	18,665
Nonrecurring expense	—	1,400	(1)	—	—	—

Total non-interest expense	23,205	22,192		21,229	21,648	18,665

Income before provision for income taxes and minority interest in income of subsidiary	32,511	30,497		27,475	25,127	21,132
Minority interest in income of subsidiary	2,967	478		—	—	—

Income before provision for income taxes	29,544	30,019		27,475	25,127	21,132
Provision for income taxes	11,393	11,880		11,270	10,304	8,655

NET INCOME	$18,151	$18,139		$16,205	$14,823	$12,477

BASIC EARNINGS PER SHARE	$2.82	$2.57		$2.26	$1.95	$1.61
DILUTED EARNINGS PER SHARE	$2.72	$2.51		$2.21	$1.89	$1.57
Dividends paid	$—	$—		$—	$—	$—
Condensed Statements of Financial Condition
Cash and cash equivalents	$134,241	$70,950		$72,242	$125,602	$123,885
Investment securities available for sale, at fair value	29,411	46,325		59,247	329	35,281
Stock in Federal Home Loan Bank	13,464	3,963		8,894	12,633	11,919
Investment and mortgage-backed securities held to maturity	—	—		—	—	25,132
Real estate loans, net	1,122,370	1,045,927		951,480	862,089	750,853
Real estate loans held in trust, net	162,158	211,722		—	—	—
Loans held for sale, at lower of cost or fair market value	—	—		—	12,188	50,544
Interest receivable	11,144	11,821		7,383	6,321	4,916
Other real estate owned, net	13,741	2,250		1,041	1,201	3,946
Premises and equipment, net	2,177	2,690		3,253	3,493	3,169
Deferred income taxes	11,869	11,302		9,401	6,270	4,190
Other assets	7,733	8,193		2,882	2,521	2,074

Total Assets	$1,508,308	$1,415,143		$1,115,823	$1,032,647	$1,015,909

Deposit accounts	$953,654	$1,015,699		$913,613	$866,798	$843,813
Collateralized mortgage obligations	109,648	161,852		—	—	—
Federal Home Loan Bank advances	269,285	79,250		67,250	48,500	61,500
Account payable and other liabilities	9,674	11,269		11,265	11,467	11,248
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures	28,118	13,519		—	—	—
Shareholders’ equity	137,929	133,554		123,695	105,882	99,348

Total Liabilities and shareholders’ equity	$1,508,308	$1,415,143		$1,115,823	$1,032,647	$1,015,909

Book value per share	$23.54	$20.05		$17.22	$14.77	$12.91

(1)	Represents expenses related to the consolidation of the Bank’s headquarters with ITLA Capital’s headquarters in La Jolla, California.

	As of and for the Years Ended December 31

	2001	2000	1999	1998	1997

Selected Performance Ratios
Return on average assets	1.32%	1.47%	1.57%	1.46%	1.46%
Return on average shareholders’ equity	13.28%	13.95%	14.23%	13.95%	13.23%
Net interest margin (1)	4.33%	4.47%	5.11%	4.96%	4.94%
Average interest-earning assets to average interest bearing liabilities	113.80%	113.49%	113.74%	113.06%	112.15%
Efficiency ratio (2)	38.49%	38.62%	39.57%	41.06%	42.96%
Efficiency ratio excluding real estate operations, and nonrecurring expense, net	37.85%	35.94%	38.69%	39.19%	41.96%
Total recurring general and administrative expense to average assets	1.66%	1.78%	2.01%	2.04%	2.14%
Average shareholders’ equity to average assets	9.93%	10.86%	11.01%	10.47%	11.06%
Nonperforming assets to total assets	1.92%	1.44%	0.81%	0.64%	1.21%
Allowance for loan losses to loans held for investment, net (3)	2.16%	2.12%	2.05%	1.91%	1.60%
Allowance for loan loss to nonaccrual loans	174.30%	149.85%	249.40%	309.37%	146.16%
Net charge-offs (recoveries) to average loans held for investment, net	0.39%	0.18%	0.20%	(0.01%)	0.28%

(1)	Net interest margin represents net interest income divided by total average interest-earning assets.

(2)	Efficiency ratio represents non-interest expense divided by non-interest income and net interest income before provision for loan losses.

(3)	Real estate loans before allowance for loan losses and net of unearned finance charges and loan fees.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     The following discussion and analysis reviews the financial condition and results of our consolidated operations, including our consolidated subsidiaries: Imperial Capital Bank and the Imperial Capital Real Estate Investment Trust.

     The following discussion and analysis is intended to identify the major factors that influenced our financial condition as of December 31, 2001 and 2000 and our results of operations for the years ended December 31, 2001, 2000 and 1999. Our business involves the origination and purchase of loans secured primarily by income producing real estate, located predominately in California and, to a lesser extent, the purchase of franchise loans and pools of non-conventional residential mortgage loans located throughout the United States.

     Consolidated net income in 2001 was $18.2 million, or $2.72 per diluted share, compared to $18.1 million, or $2.51 per diluted share, in 2000 and $16.2 million, or $2.21 per diluted share, in 1999. The increase in net earnings in 2001 was primarily due to an increase in net interest income to $59.2 million for 2001 as compared to $55.1 million in 2000, a decrease of $0.5 million in provision for income taxes and a decrease of $0.2 million in provision for loan losses. These items were partially offset by a $2.5 million increase in minority interest in income of subsidiary, a decrease of $1.3 million in non-interest income and an increase of $1.0 million in non-interest expense.

     The increase in net earnings in 2000 was primarily due to an increase in net interest income to $55.1 million in 2000 compared to $52.8 million in 1999 and gain on sale of investment securities available for sale of $1.4 million in 2000. These items were partially offset by nonrecurring expenses of $1.4 million relating to the consolidation of the Bank’s headquarters with ITLA Capital’s headquarters in La Jolla, California and a $600,000 increase in provision for income taxes.

     The return on average assets was 1.32% in 2001 compared to 1.47% and 1.57% in 2000 and 1999, respectively. The return on average shareholders’ equity was 13.28% in 2001 compared to 13.95% in 2000 and 14.23% in 1999. At December 31, 2001, our average total assets increased $139.6 million to $1.4 billion as compared to $1.2 billion at December 31, 2000. During the year ended December 31, 2001, the Bank’s average loan portfolio increased $141.1 million to $1.1 billion as compared to $964.6 million in 2000 and average real estate loans held in trust increased by $6.4 million to $189.3 million as compared to $183.0 million in 2000. These increases were partially offset by a $10.8 million decrease in average cash and investment securities.

     Total loan production, including the unfunded portion of construction loans, was $502.1 million for the year ended December 31, 2001, consisting of $285.7 million originated for the portfolio, $207.4 million purchased for the portfolio, and $9.0 million brokered for outside investors, compared to total loan production of $653.9 million and $394.3 million for the years ended December 31, 2000 and 1999, respectively.

     Average deposit accounts totaled $960.0 million in 2001 compared to $913.6 million in 2000, an increase of $46.4 million, or 5.1%. FHLB advances averaged $103.7 million in 2001, compared to $30.4 million in 2000, an increase of $73.3 million, or 241.1%. This increase in average deposits and average FHLB advances was primarily utilized to fund the increase in the loan portfolio. The average balance of the CMO’s was $139.3 million during 2001 compared to $141.8 million in 2000.

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

	Years Ended December 31

	2001			2000			1999

	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

	(dollars in thousands)
Assets
Cash and investment securities	$73,823	$3,192	4.32%	$84,660	$5,164	6.10%	$106,953	$5,910	5.53%
Real estate loans (1)	1,105,748	104,949	9.49%	964,620	102,419	10.62%	925,059	95,303	10.30%
Real estate loans held in trust	189,349	14,954	7.90%	182,982	16,192	8.85%	—	—	—

Total loans receivable	1,295,097	119,903	9.26%	1,147,602	118,611	10.34%	925,059	95,303	10.30%

Total interest earning assets	1,368,920	$123,095	8.99%	1,232,262	$123,775	10.04%	1,032,012	$101,213	9.81%

Non-interest-earning assets	34,218			28,963			20,456
Allowance for loan losses	(26,835)			(24,571)			(18,298)

Total assets	$1,376,303			$1,236,654			$1,034,170

Liabilities and Shareholders’ Equity
Deposit accounts:
Money market and passbook accounts	$119,022	$4,767	4.01%	$115,035	$6,384	5.55%	$130,995	$6,477	4.95%
Time certificates	841,002	48,097	5.72%	798,599	49,584	6.21%	739,111	39,975	5.41%

Total deposit accounts	960,024	52,864	5.51%	913,634	55,968	6.13%	870,106	46,452	5.34%
Collateralize mortgage obligations	139,267	6,209	4.46%	141,796	10,901	7.69%	—	—	—%
FHLB Advances	103,675	4,790	4.62%	30,366	1,773	5.84%	37,235	2,008	5.39%

Total interest bearing liabilities	1,202,966	$63,863	5.31%	1,085,796	$68,642	6.32%	907,341	$48,460	5.34%

Noninterest-bearing liabilities	36,644			16,586			12,966
Shareholders’ equity	136,693			134,272			113,863

Total liabilities and shareholders’equity	$1,376,303			$1,236,654			$1,034,170

Net interest spread (2)			3.68%			3.72%			4.47%

Net interest income before provisions for loan losses		$59,232			$55,133			$52,753

Net interest margin (3)			4.33%			4.47%			5.11%

(1)	Before allowance for loan losses and net of deferred loan fees and costs. Net loan fee amortization of $1.3 million, $1.7 million and $2.5 million was included in net interest income for 2001, 2000 and 1999, respectively.

(2)	Average yield on interest-earning assets minus average rate paid on interest-bearing liabilities.

(3)	Net interest income divided by total average interest-earning assets.

     Our primary source of revenue is net interest income. Our net interest income is affected by (a) the difference between the yields recognized on interest-earning assets, including loans and investments, and the interest rates paid on interest-bearing liabilities, which is referred to as “net interest spread”, and (b) the relative amounts of interest-earning assets and interest-bearing liabilities. For 2001, 2000 and 1999, our ratio of average interest-earning assets to average interest-bearing liabilities was 113.80%, 113.49% and 113.74%, respectively.

     The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in average interest-earning asset and interest-bearing liability balances and changes in average interest rates. The change in interest due to both volume and rate has been allocated to change due to volume and rate in proportion to the relationship of the absolute dollar amounts of each.

	2001 vs. 2000			2000 vs. 1999

	Increase (Decrease)			Increase (Decrease)
	Due to:			Due to:

	Volume	Rate	Total	Volume	Rate	Total

	(in thousands)
Interest and fees earned on:
Real estate loans, net	$13,414	$(10,884)	$2,530	$4,175	$2,941	$7,116
Cash and investment securities	(467)	(1,505)	(1,972)	(1,357)	611	(746)
Real estate loans held in trust	502	(1,740)	(1,238)	16,192	—	16,192

Total increase (decrease) in interest income	13,449	(14,129)	(680)	19,010	3,552	22,562

Interest paid on:
Deposit accounts	2,557	(5,661)	(3,104)	2,661	6,855	9,516
Collateralized mortgage obligations	(113)	(4,579)	(4,692)	10,901	—	10,901
FHLB advances	3,387	(370)	3,017	(402)	167	(235)

Total increase (decrease) in interest expense	5,831	(10,610)	(4,779)	13,160	7,022	20,182

Increase (decrease) net interest income	$7,618	$(3,519)	$4,099	$5,850	$(3,470)	$2,380

2001 Compared to 2000

     Net interest income increased $4.1 million or 7.4% to $59.2 million in 2001 compared to $55.1 million in 2000. The increase in net interest income was primarily attributable to the improvement in net interest spread realized by the REIT due to its liability sensitive position as its liabilities repriced faster than its assets during the year. The net interest income of the Bank increased as the interest income attributable to the growth in the average balance of its loan portfolio was offset by the spread compression experienced due to the general market decline in interest rates during the year.

     Interest income decreased $680,000 or 0.5% to $123.1 million in 2001 compared to $123.8 million in 2000. The decrease in interest income was due primarily to a $2.0 million decrease in interest income from cash and investment securities and a $1.2 million decrease in interest income from real estate loans held in trust, partially offset by a $2.5 million increase in interest income from real estate loans. Interest and fee income from real estate loans increased due to higher loan volume in 2001, partially offset by a decrease in loan yield. The average balance of the Bank’s real estate loans increased $141.1 million to $1.11 billion in 2001 compared to $964.6 million in 2000. The average yield on these real estate loans was 9.49% in 2001 compared to 10.62% in 2000. The average balance of the real estate loans held in trust increased $6.4 million to $189.3 million in 2001 compared to $183.0 million in 2000. The average yield on these loans was 7.90% in 2001 compared to 8.85% in 2000. The decrease in the yield on real estate loans was primarily due to the repricing of variable rate loans at lower interest rates resulting from the general decline in market interest rates. Our commercial real estate loan portfolio is primarily comprised of adjustable rate mortgages indexed to the six month LIBOR. Approximately 92.8% of our real estate loan portfolio (including real estate loans held in trust) are adjustable rate mortgages at December 31, 2001. These adjustable rate mortgages generally reprice on a quarterly basis and approximately $1.1 billion or 94.1% of our real estate loan portfolio contain interest rate floors, below which the loans’ contractual interest rate may not adjust. At December 31, 2001, the weighted average floor interest rate of these loans was 8.97%. At that date, approximately $1.1 billion or 95.5% of those loans were at the floor interest rate, approximately $41.4 million or 3.7% were within 50 basis points of their floor interest rate, and approximately $46.6 million or 4.2% were greater than 50 but less than 100 basis points from their floor interest rate. Excluding this income from prepayments, the yields on the Bank’s real estate loans would have been 9.30% in 2001 and 10.34% in 2000 and the yields on the real estate loans held in trust would have been 7.81% in 2001 and 8.65% in 2000.

     Interest income from cash and investments decreased to $3.2 million in 2001 compared to $5.2 million in 2000, due primarily to a decrease in yield and a decrease in the average outstanding balance. The average balance of cash and investment securities decreased $10.9 million or 12.9% to $73.8 million in 2001 compared to $84.7 million in 2000. The average yield on cash and investment securities was 4.32% in 2001 compared to 6.10% in 2000, which was consistent with the decrease in short-term market interest rates.

     Interest expense on interest-bearing liabilities decreased $4.8 million or 6.9% to $63.9 million in 2001 compared to $68.6 million in 2000 primarily due to a decrease in interest expense on deposits and CMO’s partially offset by an increase in interest expense on FHLB advances. Interest expense from deposit accounts decreased $3.1 million or 5.5% to $52.9 million in 2001 compared to $56.0 million in 2000 due to decreases in the average rate paid on deposits. The average rate paid on deposits was 5.51% in 2001 compared to 6.13% in 2000. The average balance of deposits increased $46.4 million or 5.1% to $960.0 million in 2001 compared to $913.6 million in 2000 as we increased deposits to fund growth in the loan portfolio.

     Interest expense from the CMO’s decreased $4.7 million or 43.1% to $6.2 million in 2001 as compared to $10.9 million in 2000. The decrease is primarily due to a decrease in rates paid on CMO’s partially offset by a higher average balance of CMO’s. The average balance and average yield on the CMO’s was $139.3 million and 4.46% in 2001 as compared to $141.8 million and 7.69% in 2000, respectively.

     Interest expense from FHLB advances increased $3.0 million to $4.8 million in 2001 compared to $1.8 million in 2000, due to an increase in the average outstanding balance partially offset by a decrease in the average rate paid on FHLB advances. The average balance of FHLB advances increased $73.3 million or 241.4% to $103.7 million in 2001 compared to $30.4 million in 2000. The average rate paid on FHLB advances was 4.62% in 2001 compared to 5.84% in 2000.

Provision for Loan losses

     Provision for loan losses decreased to $4.6 million in 2001 compared to $4.8 million in 2000. The decrease in the provision for loan losses was due to the reduction in our nonperforming loans to 1.17% of total gross loans at December 31, 2001, compared to 1.42% of total gross loans as of December 31, 2000, and the decline in other loans of concern of $49.4 million since December 31, 2000. In addition, the provision also reflects the reallocation of $2.7 million of allowance for loan losses from the Imperial Capital REIT to the Bank, as actual loan losses related to real estate loans held in trust have been negligible, and this loan portfolio has decreased due to principal payments. See also “Credit Risk Elements — Allowance for Loan Losses and Nonperforming Assets”.

Non-interest Income

     Non-interest income decreased $1.2 million to $1.1 million in 2001 compared to $2.3 million in 2000. The decrease in non-interest income was due primarily to a $1.4 million gain realized on the sale investment securities in 2000. Excluding this gain on sale of investment securities in 2000, other non-interest income increased slightly to $1.1 million in 2001 compared to $919,000 in 2000.

Non-interest Expense

General and Administrative Expense

     General and administrative expense totaled $22.8 million and $22.1 million in 2001 and 2000, respectively. In 2001, our ratio of recurring general and administrative expenses to average assets was 1.66%, compared to 1.78% in 2000, respectively. Our efficiency ratio, excluding real estate owned and nonrecurring expenses, was 37.85% in 2001 compared to 35.94% in 2000, respectively.

     General and administrative expense increased $764,000 to $22.8 million in 2001 compared to $22.1 million in 2000. The previous year’s non-interest expense included a $1.4 million non-recurring charge relating to the consolidation of the Bank’s headquarters with ITLA Capital’s headquarters in La Jolla, California. Compensation and benefits expense totaled $11.8 million in 2001 compared to $10.0 million in 2000. The increase in compensation and benefits expense was primarily due to additions made to the retail and wholesale loan originations sales and support staff. Full time equivalent associates averaged 133 in 2001 compared to 122 in 2000.

Real Estate Owned Expense

     Real estate owned expense, net, increased to $387,000 in 2001 compared to $138,000 in 2000. The increase in real estate owned expense in 2001 compared to 2000 was primarily due to the increase in the outstanding balance of other real estate owned (“OREO”) to $13.7 million at December 31, 2001 compared to $2.3 million at December 31, 2000. The increase in OREO during 2001 was primarily related to three commercial properties. Provision for losses on other real estate owned totaled $269,000 in 2001 compared to $167,000 in 2000. Other real estate owned expense was $136,000 in 2001 compared to income of $31,000 in 2000. There was a net gain of $18,000 from sales of other real estate owned in 2001 compared to a net loss of $2,000 in 2000. See also “Credit Risk Elements — Allowance for Loan Losses and Nonperforming Assets”.

Income Taxes

     Provision for income taxes decreased to $11.4 million in 2001 compared to $11.9 million in 2000. The decrease in provision for income taxes was primarily due to a lower effective tax rate. The effective tax rate was 38.6% and 39.6% for 2001 and 2000, respectively. The effective tax rate differed from the applicable statutory federal tax rate due to state income taxes and the state income tax deduction for tax exempt income on loans located in designated redevelopment and enterprise zones and due to federal income tax credits received from a low income housing tax credit investment.

     At December 31, 2001, we had a net deferred tax asset of $11.9 million. The deferred tax asset related primarily to loss provisions recognized on our financial statements that have not yet been recognized on our income tax returns. During 2001, we had no deferred tax assets relating to net operating loss carry forward deductions. The deferred tax asset is considered fully realizable, as when the temporary differences associated with the deferred tax assets are recognized for income tax purposes, those deductions are expected to be fully offset, either by carryback against previously taxed income or by a reduction of future taxable income. Accordingly, we have not established a valuation allowance on the deferred tax asset.

Minority Interest in Income of Subsidiary

     Minority interest in income of subsidiary, consisting of accrued distributions payable on our Trust Preferred securities, was $3.0 million in 2001 as compared to $478,000 in 2000. The increase in the minority interest in income of subsidiary is due to an additional issuance of Trust Preferred securities in 2001 as well as the Trust Preferred securities issued in September 2000 being outstanding for all of 2001. See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9”.

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

     Interest income increased $22.6 million or 22.3% to $123.8 million in 2000 compared to $101.2 million in 1999. The increase in interest income was due primarily to a $7.1 million increase in real estate loan income to $102.4 million and the acquisition of the ICCMAC Trust, which generated $16.2 million in interest income. Interest and fee income from loans increased due to higher loan volume in 2000 and an increase in loan yield. The average balance of the Bank’s real estate loans increased $39.6 million to $964.6 million in 2000 compared to $925.1 million in 1999. The average yield on these real estate loans was 10.62% in 2000 compared to 10.30% in 1999. The increase in yield was due to increases in market interest rates which increased the yield of our adjustable rate loans upon repricing and increased the yields received on loans added to the portfolio during the year. Interest and fee income earned on real estate loans in 2000 and 1999 includes income recognized from the early payoff of loans. Excluding this income from prepayments, the yields on the Bank’s real estate loans would have been 10.34% in 2000 and 10.06% in 1999.

     Interest income from cash and investments decreased to $5.2 million in 2000 compared to $5.9 million in 1999, due primarily to a decrease in the average outstanding balance, partially offset by an increase in yield. The average balance of cash and investment securities decreased $22.3 million or 20.8% to $84.7 million in 2000 compared to $106.9 million in 1999. The average yield on cash and investment securities was 6.10% in 2000 compared to 5.53% in 1999, which was consistent with the increase in short-term market interest rates.

     Interest expense increased $20.1 million or 41.4% to $68.6 million in 2000 compared to $48.5 million in 1999 primarily due to increases in interest expense on deposits and the addition of the CMO’s, partially offset by a decrease in interest expense on FHLB advances. Interest expense from deposit accounts increased $9.5 million or 20.4% to $56.0 million in 2000 compared to $46.5 million in 1999 due to increases in the average rate paid on deposits and to a lesser extent the average balance of deposit accounts. The average rate paid on deposits was 6.13% in 2000 compared to 5.34% in 1999. The average balance of deposits increased $43.5 million or 5.0% to $913.6 million in 2000 compared to $870.1 million in 1999 as we increased deposits to fund growth in the loan portfolio.

     Interest expense from the CMO’s totaled to $10.9 million in 2000. The average balance and average yield on the CMO’s from the date of acquisition through December 31, 2000 was $141.8 million and 7.69%, respectively.

     Interest expense from FHLB advances decreased $200,000 to $1.8 million in 2000 compared to $2.0 million in 1999, due to a decrease in the average outstanding balance partially offset by an increase in the average rate paid on FHLB advances. The average balance of FHLB advances decreased $6.8 million or 18.3% to $30.4 million in 2000 compared to $37.2 million in 1999. The average rate paid on FHLB advances was 5.84% in 2000 compared to 5.39% in 1999.

Provision for Loan losses

     Provision for loan losses decreased slightly to $4.8 million in 2000 compared to $5.0 million in 1999. The provision in 2000 reflects the growth in loans held by us including the increase in purchased residential loans. Generally, we consider first mortgage loans on one-four family owner occupied residential properties to involve a lesser degree of risk than loans secured by commercial real estate properties. Purchased residential loans increased to $134.1 million at December 31, 2000 compared to $90.6 million at December 31, 1999. Additionally, the provision was due to the increase in our nonperforming loans to 1.42% of total gross loans at December 31, 2000, compared to 0.82% of total gross loans as of December 31, 1999. See also “Credit Risk Elements — Allowance for Loan Losses and Nonperforming Assets.”

Non-interest Income

     Non-interest income increased $1.4 million to $2.3 million in 2000 compared to $901,000 in 1999. The increase in non-interest income was due primarily to a $1.4 million gain realized on the sale investment securities. Excluding this gain on sale of investment securities in 2000, other non-interest income increased slightly to $919,000 in 2000 compared to $901,000 in 1999.

Non-interest Expense

General and Administrative Expense

     General and administrative expense totaled $22.1 million and $20.8 million in 2000 and 1999, respectively. In 2000, our ratio of recurring general and administrative expenses to average assets was 1.78%, compared to 2.01% in 1999, respectively. Our efficiency ratio, excluding real estate owned and nonrecurring expenses, was 35.94% in 2000 compared to 38.69% in 1999, respectively.

     General and administrative expense increased $1.3 million to $22.1 million in 2000 compared to $20.8 million in 1999. The increase in non-interest expense was due primarily to $1.4 million of non-recurring general and administrative expenses recorded in the first quarter of 2000 related to the consolidation of the Bank’s headquarters with ITLA Capital’s headquarters in La Jolla, California. Excluding this non-recurring relocation expense, general and administrative expenses did not change significantly in 2000 as compared to 1999.

Real Estate Owned Expense

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

Income Taxes

     Provision for income taxes increased to $11.9 million in 2000 compared to $11.3 million in 1999. The increase in provision for income taxes was due to the increase in pretax net income partially offset by tax exempt income on loans located in designated redevelopment and enterprise zones and federal tax credits received from a low income housing tax credit investment in 2000. The effective tax rate was 39.6% and 41.0% for 2000 and 1999, respectively.

Minority Interest in Income of Subsidiary

     Minority interest in income of subsidiary, consisting of accrued distributions payable on our Trust Preferred securities, was $478,000 in 2000. See Note 9 to the Consolidated Financial Statements for further information.

Financial Condition

At December 31, 2001 Compared with December 31, 2000

     Total assets increased by $93.2 million, or 6.6%, to $1.5 billion at December 31, 2001 compared to $1.4 billion at December 31, 2000. This increase was primarily due to a $63.3 million, or 89.2%, increase in cash and cash equivalents to $134.2 million at December 31, 2001 from $71.0 million at December 31, 2000 and a $76.4 million, or 7.31%, increase in net real estate loans receivable to $1.1 billion at December 31, 2001 from $1.0 billion at December 31, 2000. Asset growth also included increases in FHLB Stock of $9.5 million and other real estate owned, net, of $11.5 million. These increases were partially offset by the reduction in net real estate loans held in trust of $49.5 million and investment securities available for sale of $16.9 million. The growth in assets was funded primarily by an increase in FHLB advances of $190.0 million partially offset by a decrease in deposits of $62.0 million. The decrease in deposits was primarily concentrated in time certificates, which decreased $117.3 million and was partially offset by an increase in money market and passbooks of $55.3 million, as depositors moved their investments to liquid and short term accounts during the declining market rate environment. CMO’s decreased from $161.9 million at December 31, 2000 to $109.6 million at December 31, 2001. Shareholders’ equity increased primarily due to the retention of $18.2 million of net income as retained earnings for the year, partially offset by the purchase of $14.7 million of ITLA Capital’s stock currently held as treasury stock.

Real Estate Loans

At December 31, 2000 Compared with December 31, 1999

     Total assets increased by $299.3 million, or 26.8%, to $1.4 billion at December 31, 2000 compared to $1.1 billion at December 31, 1999. This increase was primarily due to a $306.2 million, or 32.2%, increase in net real estate loans receivable, including real estate loans held in trust, to $1.3 billion at December 31, 2000 from $951.5 million at December 31, 1999. Asset growth also included increases in interest receivable of $4.4 million, deferred income taxes of $1.9 million, other real estate owned, net, of $1.2 million and other assets of $5.3 million. These increases were partially offset by reductions in investment securities available for sale of $12.9 million, cash and cash equivalents of $1.3 million, FHLB stock of $4.9 million, and premises and equipment, net, of $563,000. The growth in assets was funded primarily by an increase in deposits of $102.1 million and CMO’s of $161.9 million. Deposit growth was concentrated in time certificates, which increased from $787.1 million at December 31, 1999 to $912.8 million at December 31, 2000, partially offset by a decrease in money market and passbook accounts, which decreased from $126.5 million at December 31, 1999 to $102.9 million at December 31, 2000. Shareholders’ equity increased primarily due to the retention of $18.1 million of net income as retained earnings for the year, partially offset by the purchase of $7.7 million of ITLA Capital’s stock currently held as treasury stock and a $615,000 decrease in accumulated other comprehensive income.

     The following table shows the comparison of our real estate loan portfolio by major categories as of the dates indicated.

	December 31

	2001	2000	1999	1998	1997

	(in thousands)
Real Estate Loans
Real estate loans	$1,191,688	$1,176,988	$864,048	$811,076	$727,479
Construction loans	54,129	95,206	107,833	71,385	39,668
Franchise loans	57,617	3,912	—	—	—

	1,303,434	1,276,106	971,881	882,461	767,147
Unamortized premium	9,773	11,300	2,590	—	—
Deferred loan origination fees and costs	(2,029)	(2,571)	(3,096)	(3,561)	(4,116)

	1,311,178	1,284,835	971,375	878,900	763,031
Allowance for loan losses	(26,650)	(27,186)	(19,895)	(16,811)	(12,178)

	$1,284,528	$1,257,649	$951,480	$862,089	$750,853

Real Estate Loans Held for Sale (at lower of cost or fair market value)
Real estate loans	$—	$—	$—	$12,188	$50,786

Gross loans held for sale	—	—	—	12,188	50,786
Deferred loan origination fees and costs	—	—	—	—	(242)

Net loans held for sale	$—	$—	$—	$12,188	$50,544

Total Real Estate Loans
Real estate loans	1,191,688	1,176,988	864,048	823,264	778,265
Construction loans	54,129	95,206	107,833	71,385	39,668
Franchise loans	57,617	3,912	—	—	—

	1,303,434	1,276,106	971,881	894,649	817,933
Unamortized premium	9,773	11,300	2,590	—
Deferred loan origination fees and costs	(2,029)	(2,571)	(3,096)	(3,561)	(4,358)

	1,311,178	1,284,835	971,375	891,088	813,575
Allowance for loan losses	(26,650)	(27,186)	(19,895)	(16,811)	(12,178)

Consolidated net loans receivable	$1,284,528	$1,257,649	$951,480	$874,277	$801,397

     The approximate contractual maturities of our loan portfolio at December 31, 2001 are as follows:

	Loans Maturing in

		Between	Greater
	Less Than	One and	Than Five
	One Year	Five Years	Years	Total

	(dollars in thousands)
Real estate loans	$67,692	$121,553	$1,002,443	$1,191,688
Construction loans	38,511	14,211	1,407	54,129
Franchise loans	—	—	57,617	57,617

	$106,203	$135,764	$1,061,467	$1,303,434

Loans with fixed interest rates	$1,360	$3,477	$90,488	$95,325
Loans with variable interest rates	104,843	132,287	970,979	1,208,109

	$106,203	$135,764	$1,061,467	$1,303,434

Percentage with variable interest rates	98.7%	97.4%	91.5%	92.7%

     The table above should not be regarded as a forecast of future cash collections because a substantial portion of real estate loans may be renewed or repaid prior to contractual maturity and may have adjustable interest rates.

     The following table sets forth certain information regarding the real property collateral securing our real estate loan portfolio as of December 31, 2001.

	Number		Percent	Range of Principal Balance			Non-
	of	Gross	of				Accrual
	Loans	Amount	Total	Min	Max	Average	Loans

	(dollars in thousands)
Income Producing Property Loans:
Multi-family (5 or more units)	811	$400,289	30.7%	$43	$6,639	$550	$159
Retail	340	284,983	21.9%	9	10,460	3,073	171
Office	90	147,008	11.3%	14	10,600	1,633	—
Hotel	51	119,061	9.1%	3	12,278	2,335	293
Industrial/warehouse	51	31,714	2.4%	8	3,200	622	205
Mixed-use	63	27,056	2.1%	19	3,231	429	92
Mobile home parks	22	12,239	0.9%	85	1,738	556	—
Other	119	103,549	7.9%	9	5,845	5,734	—

Total commercial	1,547	1,125,899	86.3%				920

Construction and Land:
Construction	26	54,129	4.2%	15	9,076	4,010	1,600
Land	11	7,728	0.6%	38	3,452	1,466	—

Total construction and land	37	61,857	4.8%				1,600

Single-family mortgages:
Single-family (1-4 units)	1,017	115,678	8.9%	$4	$1,256	$348	12,770

Total single-family	1,017	115,678	8.9%				12,770

	2,601	$1,303,434	100.0%				$15,290

     The following table sets forth the location of the collateral for our loan portfolios as of December 31, 2001.

	Number		Percent
	of	Gross	of
	Loans	Amount	Total

	(dollars in thousands)
Southern California:
Los Angeles County	596	$350,028	27.0%
San Diego County	58	78,659	6.0%
Riverside County	49	52,449	4.0%
San Bernardino County	58	40,850	3.1%
Orange County	52	34,427	2.6%
All Other Southern California Counties	259	108,879	8.4%

Total Southern California	1,072	665,292	51.1%

Northern California:
San Francisco County	34	58,519	4.5%
Sacramento County	26	14,582	1.1%
Santa Clara County	29	14,898	1.1%
Alameda County	39	17,405	1.3%
Fresno County	39	15,066	1.2%
San Mateo	11	13,955	1.1%
All Other Northern California Counties	160	88,853	6.8%

Total Northern California	338	223,278	17.1%

Outside California:
Arizona	130	61,203	4.7%
Texas	76	49,177	3.8%
Washington	90	47,459	3.6%
Nevada	58	39,535	3.0%
Colorado	66	28,762	2.2%
Florida	88	24,705	1.9%
Missouri	19	12,358	0.9%
Utah	47	12,323	0.9%
New York	52	12,306	0.9%
Michigan	51	4,617	0.4%
Other U.S. States	514	122,419	9.5%

Total Outside California	1,191	414,864	31.8%

	2,601	$1,303,434	100.0%

     Although we generally seek to limit risks associated with our portfolio of real estate and construction loans by limiting the geographic concentration and by varying the types of underlying collateral, significant concentration risks still remain. Concentrations of loans in certain geographic regions, for example, cause our risk associated with these loans to be closely associated with the general economic and social environment of the region. Localized economic and competitive conditions, natural disasters, possible terrorist activities or social conditions all may affect the values of collateral located within a particular geographic area. In addition, certain types of properties may be more or less subject to changes in prevailing economic, competitive or social conditions.

     The following table sets forth certain information with respect to our real estate loan originations and purchases and real estate loans held in trust. Premiums paid and discounts taken on loans purchased in the secondary market are not included below.

	As of and for the Years Ended December 31

	2001	2000	1999

	(dollars in thousands)
Gross real estate loans originated and retained in the portfolio	$285,650	$198,163	$293,781
Gross real estate loans originated on behalf of third-party investors	9,018	15,300	9,089
Gross real estate loans purchased (1)	207,400	440,417	91,402

Total loan production	$502,068	$653,880	$394,272

Gross real estate loans at end of period	$1,303,434	$1,276,106	$971,881
Gross real estate loans weighted-average portfolio yield	9.26%	10.62%	10.30%
Average size of real estate loans originated and retained in the Company’s portfolio	$1,120	$2,359	$2,260

(1)	Includes $250.5 million of real estate loans acquired through the ICCMAC Trust acquisition in 2000.

Investment Securities

     The following table shows the amortized cost and approximate fair value of investment securities available for sale at the dates indicated.

	December 31

	2001		2000		1999

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(in thousands)
U.S. Government Agency	$29,409	$29,404	$46,196	$46,319	$43,260	$43,012
Equity securities	14	7	22	6	14,786	16,235

Total investment securities available for sale	$29,423	$29,411	$46,218	$46,325	$58,046	$59,247

Liquidity and Deposit Accounts

     Liquidity refers to our ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new real estate loans. We maintain a cash and investment securities portfolio designed to satisfy operating and regulatory liquidity requirements while preserving capital and maximizing yield. As of December 31, 2001 and 2000, the Bank’s liquidity ratios were 17.0% and 11.7%, respectively, exceeding the DFI regulatory requirement of 1.5%. In addition, our liquidity position is supported by a credit facility with the FHLB of San Francisco. As of December 31, 2001, we had remaining available borrowing capacity under this credit facility of $87.5 million, net of the $4.6 million of additional FHLB Stock that we would be required to purchase to support those additional borrowings, and $30.0 million of unused federal funds credit facilities under established lines of credit with two banks.

     Total deposit accounts decreased approximately $62.0 million to $953.7 million at December 31, 2001 from $1.0 billion at December 31, 2000. The decrease in deposits in 2001 was primarily due to depositors moving their investments to liquid or short term accounts during the declining market rate environment. Total deposit accounts increased $102.1 million to $1.0 billion at December 31, 2000 from $913.6 million at December 31, 1999. In both 2001 and 2000, the funds provided from deposits were used to fund the growth in our loan portfolio. We retained 72% and 80% of the funds from maturing time certificates through rollover of certificates in 2001 and 2000, respectively. Although we compete for deposits primarily on the basis of rates, based on our historical experience regarding retention of deposits, management believes that a significant portion of deposits will remain with us upon maturity on an ongoing basis.

     The following table sets forth information regarding deposits outstanding at the dates indicated.

	December 31

	2001	2000	1999

	(in thousands)
Money market and passbook accounts	$158,188	$102,868	$126,529
Time certificates under $100,000	526,911	572,851	522,227
Time certificates $100,000 and over	268,555	339,980	264,857

	$953,654	$1,015,699	$913,613

Capital Resources

     As of December 31, 2001, the Bank’s leverage, tier 1 risk-based and total risk-based capital ratios were 10.1%, 10.7% and 12.0%, respectively. These ratios were 9.1%, 10.4% and 11.6% as of December 31, 2000, respectively. The minimum regulatory requirements for leverage, tier 1 risk-based and total risk-based capital ratios are 4.0%, 4.0% and 8.0%, respectively. The “well capitalized” regulatory requirements for leverage, tier 1 risk-based and total risk-based capital ratios are 5.0%, 6.0% and 10.0%, respectively. As of December 31, 2001, the Bank’s capital position was designated as “well capitalized” for regulatory purposes.

     Our shareholders’ equity increased $4.4 million to $137.9 million at December 31, 2001 compared to $133.6 million at December 31, 2000, due primarily to the accumulation of $18.2 million in net income as retained earnings. This increase was partially offset by a $14.7 million reduction due to the repurchase of shares of our common stock currently held as treasury stock and a $98,000 decrease due to the change in accumulated other comprehensive income. There were no dividends declared or paid by us during 2001.

Credit Risk Elements

Allowance for Loan Losses and Nonperforming Assets

     The following table provides certain information with respect to our total allowance for loan losses, including charge-offs, recoveries and selected ratios, for the periods indicated.

	As of and for the Years Ended December 31

	2001	2000	1999	1998	1997

	(dollars in thousands)
Balance at beginning of year	$27,186	$19,895	$16,811	$12,178	$10,885
Provision for loan losses	4,575	4,775	4,950	4,550	3,300
Addition due to purchase of the ICCMAC Trust	—-	4,614	—	—	—
Charge-offs:
Real estate loans	(2,845)	(1,489)	(2,088)	(64)	(2,108)
Construction loans	(2,419)	(1,000)	—	—	(16)

Total charge-offs	(5,264)	(2,489)	(2,088)	(64)	(2,124)

Recoveries:
Real estate loans	153	391	222	147	116
Other loans	—-	—-	—-	—-	1

Total recoveries	153	391	222	147	117

Net (charge-offs) recoveries	(5,111)	(2,098)	(1,866)	83	(2,007)

Balance at end of the year	$26,650	$27,186	$19,895	$16,811	$12,178

Average real estate loans outstanding during the year	$1,295,097	$1,147,602	$925,059	$811,847	$708,447
Real estate loans, net, at end of the year (1)	$1,311,178	$1,284,835	$971,375	$878,900	$763,031
Selected Ratios:
Net (charge-offs) recoveries to average real estate loans outstanding	(0.39%)	(0.18%)	(0.20%)	0.01%	(0.28%)
Net (charge-offs) recoveries to real estate loans, net (1)	(0.39%)	(0.16%)	(0.19%)	0.01%	(0.26%)
Allowance for loan losses to real estate loans, net (1)	2.16%	2.12%	2.05%	1.91%	1.60%
Allowance for loan losses to nonaccrual loans	174.30%	149.85%	249.40%	309.37%	146.16%

(1)	Real estate loans, before allowance for loan losses and net of premium, deferred loan origination costs and deferred loan fees.

     The allowance for loan losses decreased to $26.7 million or 2.03% of our total real estate loan portfolio, at December 31, 2001 from $27.2 million or 2.12% of our total real estate loan portfolio, at December 31, 2000. The decrease in the allowance was due primarily to higher net charge-offs of $5.1 million for the year ended December

31, 2001 as compared to $2.1 million for the prior year and a lower provision for loan losses of $4.6 million for the year ended December 31, 2001 as compared to $4.8 million for the year ended December 31, 2000. The factors affecting the lower provision for loan losses in 2001 were as follows: (1) lower nonperforming loans of $15.3 million at December 31, 2001 as compared to $18.1 million at December 31, 2000 (2) the decrease in loan delinquencies to $32.9 million at December 31, 2001 as compared to $44.1 million at December 31, 2000 and (3) the reallocation of $2.7 million of allowance for loan losses from the Imperial Capital REIT to the Bank, as actual loan losses related to real estate loans held in trust have been negligible.

     The allowance for loan losses increased to $27.2 million or 2.12% of our total real estate loan portfolio, at December 31, 2000 from $19.9 million or 2.05% of our total real estate loan portfolio, at December 31, 1999. The increase in the allowance was due primarily to (1) the allowance for loan losses of $4.6 million recorded upon the purchase of the ICCMAC Trust and (2) provisions for loan losses recorded in 2000 totaling $4.8 million. These increases in the allowance for loan losses were partially offset by net charge-offs which totaled $2.1 million in 2000 compared to $1.9 million in 1999.

     The following table sets forth management’s historical allocation of the allowance for loan losses by loan or contract category and the percentage of gross loans in each category to total gross loans at the dates indicated.

	December 31

	2001		2000		1999		1998		1997

	Allowance	% of	Allowance	% of	Allowance	% of	Allowance	% of	Allowance	% of
	For loan	loans	For loan	loans	For loan	loans	For loan	loans	For loan	loans
Loan Category:	losses	(1)	losses	(1)	losses	(1)	losses	(1)	losses	(1)

Secured by real estate	$26,650	100%	$27,186	100%	$19,895	100%	$16,811	100%	$12,178	100%

Total	$26,650	100%	$27,186	100%	$19,895	100%	$16,811	100%	$12,178	100%

(1)	Percentage represents the percent of gross loans in category to total gross loans.

     Management periodically assesses the adequacy of the allowance for loan losses by reference to many factors that may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements:

•	general portfolio trends relative to asset and portfolio size;

•	asset categories;

•	potential credit and geographic concentrations;

•	delinquency trends and nonaccrual loan levels;

•	historical loss experience and risks associated with changes in economic, social and business conditions; and

•	The underwriting standards in effect when the loan was made.

     Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of nonperforming assets. Management believes that our allowance for loan losses as of December 31, 2001 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

     The following table sets forth the delinquency status of our loan portfolios at each of the dates indicated.

	December 31

	2001		2000		1999

		Percent		Percent		Percent
		of		of		of
		Gross		Gross		Gross
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio

	(dollars in thousands)
Period of Delinquency
30 — 59 days	$11,481	0.88%	$12,245	0.96%	$7,147	0.73%
60 — 89 days	7,954	0.61%	15,640	1.23%	988	0.10%
90 days or more	13,450	1.03%	16,226	1.27%	7,614	0.78%

Total loans delinquent	$32,885	2.52%	$44,111	3.46%	$15,749	1.61%

     Our loan delinquencies decreased to $32.9 million or 2.52% of our gross loan portfolio at December 31, 2001 as compared to $44.1 million or 3.46% and $15.7 million or 1.61% at December 31, 2000 and 1999, respectively. The decrease in total delinquent real estate loans in 2001 was due primarily to an $18.8 million decrease in past due commercial real estate loans; a $511,000 decrease of past due loans held in the ICCMAC Trust partially offset by an $8.0 million increase in past due one-four family real estate loans.

     The Company has established a policy that all real estate loans greater than $1.5 million are reviewed annually. This review usually involves obtaining updated information about the collateral property’s leasing status and cash flow from operations. In addition, independent outside consultants periodically review the Bank’s real estate loan portfolio and report findings to management and the audit committee of the board of directors. Loans considered to warrant special attention are presented to the review and reserve committee, which meets at least monthly to review the status of classified loans, consider new classifications or declassifications, determine the need for and amount of any charge offs, and recommend to our executive committee of the board of directors the level of allowance for loan losses to be maintained. If management believes that the collection of the full amount of principal is unlikely and the value of the collateral securing the obligation is insufficient, steps are generally taken to protect and liquidate the collateral. Losses resulting from the difference between the loan balance and the fair market value of the collateral are recognized by a partial charge-off of the loan balance to the collateral’s fair market value. While real property collateral is held for sale, it is subject to periodic evaluation and/or appraisal. If an evaluation or appraisal indicates that the property will ultimately sell for less than our recorded value, the loss is recognized by a charge to allowance for loan losses on other real estate owned.

     Loans are placed on nonaccrual status when they become 90 days or more contractually delinquent, or earlier if the collection of interest is considered by management to be doubtful, unless the loan is considered well secured and in the process of collection. Subsequent cash collections on nonaccrual loans are either recognized as interest income on a cash basis, if the loan is well secured and in management’s judgment the net book value is fully collectible, or recorded entirely as a reduction of principal.

     The following table sets forth our nonperforming assets by category and troubled debt restructurings as of the dates indicated:

	December 31

	2001	2000	1999	1998	1997

	(dollars in thousands)
Nonaccrual loans:(1)
Real Estate (2)	$13,690	$9,430	$7,977	$5,434	$8,332
Construction	1,600	8,712	—-	—-	—-
Other real estate owned, net	13,741	2,250	1,041	1,201	3,946

Total nonperforming assets	29,031	20,392	9,018	6,635	12,278
Accruing loans past-due 90 days or more with respect to principal or interest	—-	9,765	—-	—-	—-
Performing troubled debt restructurings	3,752	3,002	13,996	805	1,574

	$32,783	$33,159	$23,014	$7,440	$13,852

Non accrual loans to total gross loans and real estate loans in trust	1.17%	1.42%	0.82%	0.62%	1.09%
Allowance for loan losses to nonaccrual loans	174.30%	149.85%	249.40%	309.37%	146.16%
Nonperforming assets to total assets	1.92%	1.44%	0.81%	0.64%	1.21%

(1)	Gross interest income that would have been recorded on nonaccrual loans had they been current in accordance with original terms was $2.1 million for the year ended December 31, 2001. The amount of interest income on such nonaccrual loans included in net income for the year ended December 31, 2001 was $340,000.

(2)	Includes one loan with a net book balance of $1.4 million that is a nonperforming troubled debt restructuring in 2000.

     Our nonaccrual real estate loans totaled $15.3 million at December 31, 2001. One of these loans had an outstanding balance greater than $1.0 million.

     In 2001, $17.0 million of new other real estate owned was acquired, $5.6 million of other real estate owned was sold, and $405,000 of write-downs were taken, resulting in net other real estate owned at December 31, 2001 of $13.7 million. Other real estate owned at December 31, 2001 consisted of seventeen properties with an average balance of approximately $782,000. The other real estate owned property with the largest net book balance totaled $5.0 million.

     In addition to the above, management has concerns as to the borrowers’ ability to comply with present repayment terms on $21.5 million of other loans of concern as of December 31, 2001.

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

     Interest rate risk management focuses on maintaining consistent growth in net interest income within board-approved policy limits while taking into consideration, among other factors, our overall credit, operating income, operating cost and capital profile. The asset/liability management committee, which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change in net interest income as a result of changes in interest rates. See “Item 1. Business — Nonperforming Assets and Other Loans of Concern”.

     In evaluating our exposure to changes in interest rates, certain risks inherent in the method of analysis presented in the following table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees and at different times to changes in market rates. Additionally, loan prepayments and early withdrawals of time certificates could cause interest sensitivities to vary from those that appear in the following table. Further, certain assets, such as variable rate real estate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. The majority of our variable rate real estate loans may not adjust downward below their initial rate, with increases generally limited to maximum adjustments of 2% per year and up to 4% over the life of the loan. These loans may also be subject to prepayment penalties. At December 31, 2001, 92.8% of our variable rate loan portfolio would not adjust downward below the initial interest rate with the weighted-average minimum interest rate on this portfolio being 8.97% and 93.2% of the total loans outstanding had a lifetime interest rate cap, with the weighted-average lifetime interest rate cap on this portfolio being 12.37%. The anticipated effects of these various factors are considered by management in implementing interest rate risk management activities.

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

     The following table shows our estimated earnings sensitivity profile as of December 31, 2001:

Changes in	Percentage Change in
Interest rates	Net Interest Income
(Basis Points)	(12 Months)

+ 200 Over One Year	-6.3%
+ 100 Over One Year	-4.2%
- 100 Over One Year	+3.7%
- 200 Over One Year	+7.6%

     Another tool used to identify and manage our interest rate risk profile is the static gap analysis. Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. Although our cumulative GAP position indicates an asset-sensitive position, our loan portfolio has reached floor interest rates in excess of current market rates to such an extent that a 200 basis point increase in rates does not cause our assets to reprice. Our liabilities within the cumulative GAP period reprice upward to market rates under this scenario causing compression of net interest income. In a declining rate environment, our liabilities will continue to reprice downward, while our loan portfolio remains at its floor rates, creating an increase in net interest income.

     The following table presents an estimate of our static GAP analysis as of December 31, 2001.

	Maturing or Repricing in

		After 3	After 1
		Months	Year But		Non-
	3 months or	But Within	Within	After	Interest
	less	1 year	5 Years	5 Years	Sensitive	Total

Assets
Real estate loans (1)	$1,030,109	$61,681	$37,031	$15,894	$—	$1,144,715
Real estate loans held in trust (2)	41,584	48,386	3,052	65,697	—	158,719
Cash and cash equivalents	134,232	—	—	—	9	134,241
Investment securities available for sale	—	—	9,500	19,900	11	29,411
Noninterest-earning assets less allowance for loan losses and unearned fees	—	—	—	—	41,222	41,222

Total assets	$1,205,925	$110,067	$49,583	$101,491	$41,242	$1,508,308

Liabilities and Shareholders’ Equity
Time certificates under $100,000	$169,926	$286,836	$70,149	$—	$—	$526,911
Time certificates $100,000 and more	96,373	144,670	27,512	—	—	268,555
Money market and passbook accounts	158,188	—	—	—	—	158,188
FHLB advances	172,800	54,500	27,455	14,530	—	269,285
Collateralized mortgage obligations	109,648	—	—	—	—	109,648
Other liabilities	—-	—	—	—	37,792	37,792
Shareholders’ equity	—-	—	—	—	137,929	137,929

Total liabilities and shareholders’ equity	$706,935	$486,006	$125,116	$14,530	$175,721	$1,508,308

Net repricing assets over (under) repricing liabilities equals interest rate sensitivity GAP	$498,990	$(375,939)	$(75,533)	$86,961	$(134,479)

Cumulative interest rate sensitivity GAP	$498,990	$123,051	$47,518	$134,479	$—

Cumulative GAP as a percentage of total assets	33.1%	8.2%	3.2%	8.9%	0.0%

(1)	Variable rate loans consist principally of real estate secured loans with a maximum term of 30 years. Approximately 65% of these loans are generally adjustable quarterly based on changes in various indexes, subject generally to a maximum increase of 2% annually and up to 4% over the life of the loan. Approximately 17% of these loans are fixed for an initial period of two to five years from origination, and then are adjustable quarterly based on changes in various indexes. Nonaccrual loans of approximately $15.0 million are assumed to reprice after five years.

(2)	Nonaccrual loans of approximately $329,000 are assumed to reprice after five years.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of
     ITLA Capital Corporation:

We have audited the accompanying consolidated balance sheets of ITLA Capital Corporation and subsidiaries (“the Company”), a Delaware corporation, as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ITLA Capital Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Los Angeles, California
January 25, 2002

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31

	2001	2000

	(in thousands except share amounts)
Assets
Cash and cash equivalents	$134,241	$70,950
Investment securities available for sale, at fair value	29,411	46,325
Stock in Federal Home Loan Bank	13,464	3,963
Real estate loans, net (net of allowance for loan losses of $24,722 and $22,608 in 2001 and 2000, respectively)	1,122,370	1,045,927
Real estate loans held in trust, net (net of allowance for loan losses of $1,928 in 2001and $4,578 in 2000, respectively)	162,158	211,722
Interest receivable	11,144	11,821
Other real estate owned, net	13,741	2,250
Premises and equipment, net	2,177	2,690
Deferred income taxes	11,869	11,302
Other assets	7,733	8,193

Total assets	$1,508,308	$1,415,143

Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$953,654	$1,015,699
Collateralized mortgage obligations	109,648	161,852
Federal Home Loan Bank advances	269,285	79,250
Accounts payable and other liabilities	9,674	11,269

Total liabilities	1,342,261	1,268,070

Commitments and contingencies (note 15) Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures	28,118	13,519
Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital — common stock, $.01 par value; 20,000,000 shares authorized, 8,212,749 and 8,206,749 issued and outstanding in 2001 and 2000, respectively	58,183	57,120
Retained earnings	115,768	97,617
Accumulated other comprehensive (loss) income	(7)	91

	173,944	154,828
Less treasury stock, at cost - 2,354,056 and 1,546,336 shares in 2001 and 2000, respectively	(36,015)	(21,274)

Total shareholders’ equity	137,929	133,554

Total liabilities and shareholders’ equity	$1,508,308	$1,415,143

See accompanying notes to the consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31

	2001	2000	1999

	(in thousands except per share amounts)
Interest income:
Real estate loans, including fees	$104,949	$102,419	$95,303
Real estate loans held in trust	14,954	16,192	—
Cash and investment securities	3,192	5,164	5,910

Total interest income	123,095	123,775	101,213

Interest expense:
Deposit accounts	52,864	55,968	46,452
Collateralized mortgage obligations	6,209	10,901	—
Federal Home Loan Bank advances	4,790	1,773	2,008

Total interest expense	63,863	68,642	48,460

Net interest income before provisions for loan losses	59,232	55,133	52,753
Provision for loan losses	4,575	4,775	4,950
Net interest income after provisions for loan losses	54,657	50,358	47,803

Non-interest income:
Fee income from mortgage banking activities	83	47	73
Gain on sale of investment securities	—	1,412	—
Other	976	872	828

Total non-interest income	1,059	2,331	901

Non-interest expense:
Compensation and benefits	11,778	9,958	9,739
Occupancy and equipment	2,968	2,567	2,788
FDIC assessment	182	188	99
Other	7,890	7,941	8,131

Total recurring general and administrative	22,818	20,654	20,757
Non-recurring expense	—	1,400	—

Total general and administrative	22,818	22,054	20,757

Real estate owned expense (income), net	136	(31)	72
Provision for losses on other real estate owned	269	167	195
(Gain) loss on sale of other real estate owned, net	(18)	2	205

Total real estate owned expense, net	387	138	472

Total non-interest expense	23,205	22,192	21,229

Income before provision for income taxes and minority interest in income of subsidiary	32,511	30,497	27,475
Minority interest in income of subsidiary	2,967	478	—

Income before provision for income taxes	29,544	30,019	27,475
Provision for income taxes	11,393	11,880	11,270

NET INCOME	$18,151	$18,139	$16,205

BASIC EARNINGS PER SHARE	$2.82	$2.57	$2.26

DILUTED EARNINGS PER SHARE	$2.72	$2.51	$2.21

See accompanying notes to the consolidated financial statements

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		Common Stock

	Number of shares			Shareholders' Equity

				Contributed Capital

	Gross		Net
	Shares		Shares			Total
	Issued and	Treasury	Issued and	Share	Earned	Contributed	Retained
	Outstanding	Shares	Outstanding	Capital	Compensation	Capital	Earnings

	(in thousands except share amounts)
Balance at January 1, 1999	8,151,916	(985,432)	7,166,484	55,917	—	55,917	63,273
Issuance of common stock - employee stock options	51,000	—	51,000	542	—	542	—
Earned compensation from Supplemental Executive Retirement Plan /Recognition and Retention Plan, net	—	—	—	—	725	725	—
Common stock repurchased		(36,000)	(36,000)	—	—	—	—
Net income	—	—	—	—	—	—	16,205
Total comprehensive income	—	—	—	—	—	—	—

Balance at December 31, 1999	8,202,916	(1,021,432)	7,181,484	56,459	725	57,184	79,478

Issuance of common stock- employee stock options	3,833	—	3,833	36	—	36	—
Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan, net	—	11,115	11,115	—	(100)	(100)	—
Common stock repurchased	—	(536,019)	(536,019)	—	—	—	—
Net income	—	—	—	—	—	—	18,139
Total comprehensive income	—	—	—	—	—	—	—

Balance at December 31, 2000	8,206,749	(1,546,336)	6,660,413	56,495	625	57,120	97,617

Issuance of common stock-	6,000	—	6,000	74	—	74	—
employee stock options Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan, net	—	1,980	1,980	—	989	989	—
Common stock repurchased	—	(809,700)	(809,700)	—	—	—	—
Net income	—	—	—	—	—	—	18,151
Total comprehensive income	—	—	—	—	—	—	—

Balance at December 31, 2001	8,212,749	(2,354,056)	5,858,693	$56,569	$1,614	$58,183	$115,768

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Shareholders' Equity			Comprehensive Income

						Reclassification of
						realized gains
	Accumulated				Unrealized	previously
	Other	Treasury			Gain (loss)	recognized in	Total
	Comprehensive	Stock,		Net	on securities,	comprehensive	Comprehensive
	Income (loss)	At Cost	Total	Income	net of tax	income, net of tax	Income

	(in thousands except share amounts)
Balance at January 1, 1999	(150)	(13,158)	105,882
Issuance of common stock - employee stock options	—	—	542
Earned compensation from Supplemental Executive Retirement Plan /Recognition and Retention Plan	—	—	725
Common stock repurchased	—	(515)	(515)
Net income	—	—	16,205
Total comprehensive income	856	—	856	$16,205	$856	$—	$17,061

Balance at December 31, 1999	706	(13,673)	123,695

Issuance of common stock- employee stock options	—	—	36
Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan, net	—	100	—
Common stock repurchased	—	(7,701)	(7,701)
Net income	—	—	18,139
Total comprehensive income	(615)	—	(615)	$18,139	$232	$(847)	$17,524

Balance at December 31, 2000	91	(21,274)	133,554

Issuance of common stock-	—	—	74
employee stock options Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan, net	—	18	1,007
Common stock repurchased	—	(14,759)	(14,759)
Net income	—	—	18,151
Total comprehensive income	(98)	—	(98)	$18,151	$(98)	$—	$18,053

Balance at December 31, 2001	$(7)	$(36,015)	$137,929

See accompanying notes to the consolidated financial statements

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31

	2001	2000	1999

	(in thousands)
Cash Flows From Operating Activities:
Net Income	$18,151	$18,139	$16,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	836	796	987
Amortization of premium on purchased loans	3,143	2,755	391
Amortization of original issue discount and deferred debt issuance cost on CMO’s	294	874	—
Amortization of deferred loan origination fees, net of costs	(1,333)	(1,745)	(2,513)
Provision for loan losses	4,575	4,775	4,950
Provision for losses on other real estate owned	269	167	195
Gain on sale of investment securities available for sale	—	(1,412)	—
(Gain) loss on sales of other real estate owned	(18)	2	205
Decrease (increase) in interest receivable	677	(2,466)	(1,062)
Deferred income tax benefit	(546)	(1,321)	(3,851)
Decrease (increase) in other assets	462	(115)	(361)
(Decrease) increase in accounts payable and other liabilities	(654)	(346)	132

Net cash provided by operating activities	25,856	20,103	15,278

Cash Flows From Investing Activities:
Purchases of investment securities available for sale	(45,400)	(17,998)	(57,345)
Proceeds from the maturity of investment securities available for sale	62,260	15,000	—
Proceeds from the sale of investment securities for sale	—	16,176	—
Purchase of CRA investment	—	(4,766)	—
(Increase) decrease in stock in Federal Home Loan Bank	(9,160)	4,931	3,739
Cash paid to acquire ICCMAC Multifamily and Commercial Trust 1999-1	—	(51,069)	—
Purchase of real estate loans	(207,400)	(189,889)	(91,402)
Decrease (increase) in real estate loans, net	108,493	75,264	(16,562)
Repayment of real estate loans held in trust	47,927	41,264	—
Proceeds from sale of real estate loans	755	12,720	23,501
Proceeds from sale of other real estate owned	5,687	1,685	4,586
Cash paid for capital expenditures	(752)	(798)	(857)
Other, net	(331)	33	110

Net cash used in investing activities	(37,921)	(97,447)	(134,230)

Cash Flows From Financing Activities:
Proceeds from exercise of employee stock options	74	36	542
Cash paid to acquire treasury stock	(14,759)	(7,701)	(515)
Proceeds from issuance of trust preferred securities	14,549	13,580	—
Principal payments on collateralized mortgage obligations	(52,498)	(43,949)	—
Net (decrease) increase in deposit accounts	(62,045)	102,086	46,815
Net proceeds from borrowings from the Federal Home Loan Bank	190,035	12,000	18,750

Net cash provided by financing activities	75,356	76,052	65,592

Net increase (decrease) in cash and cash equivalents	63,291	(1,292)	(53,360)
Cash and cash equivalents at beginning of period	70,950	72,242	125,602

Cash and cash equivalents at ending of period	$134,241	$70,950	$72,242

Supplemental Cash Flow Information:
Cash paid during the period for interest	$65,073	$68,625	$48,150
Cash paid during the period for income taxes	$9,750	$13,550	$15,245
Non-cash Investing Transactions:
Loans transferred to other real estate owned	$16,961	$3,063	$4,826
Loans to facilitate the sale of other real estate owned	$2,050	$—	$390

See accompanying notes to the consolidated financial statements

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - ITLA Capital Corporation and Subsidiaries (“ITLA Capital”, “the Company”, or “we”) is primarily engaged in the origination of loans secured by income producing real estate. Through our principal operating subsidiary, Imperial Capital Bank (“Imperial” or “the Bank”), the Company accepts deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) which are used primarily to fund the investment in variable rate commercial and residential real estate loans. During 2000, we acquired 100 percent of the equity and certain collateralized mortgage obligations (“CMO’s”) of the ICCMAC Multifamily and Commercial Trust 1999-1 (the “ICCMAC Trust”), through our Imperial Capital Real Estate Investment Trust (“Imperial Capital REIT”) subsidiary. Additionally, in 2001 and 2000, respectively, we formed ITLA Capital Statutory Trust II (the “Trust Preferred II”) and ITLA Capital Statutory Trust I (the “Trust Preferred I”), respectively, subsidiaries whose sole purpose was to issue Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Deferrable Interest Debentures (the “Trust Preferred securities”).

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

     Financial Statement Presentation — The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States (“GAAP”) and to prevailing practices within the financial services industry. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. Certain amounts in prior periods have been reclassified to conform to the presentation in the current period. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents — We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

     Investment Securities — Investment securities available for sale are carried at fair value with unrealized gains or losses reported net of taxes as a component of other comprehensive income (loss) until realized.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Real estate loans — Real estate loans, which include real estate loans and real estate loans held in trust, are generally carried at principal amounts outstanding plus purchase premiums, less charge-offs, net deferred loan origination fees and other unearned income. Deferred loan origination fees and other unearned income include deferred unamortized fees net of direct incremental loan origination costs. Interest income is accrued as earned. Net purchase premiums or discounts and deferred loan origination fees are amortized or accreted into interest income using the interest method.

     Loans are placed on nonaccrual status when they become 90 days or more contractually delinquent, or earlier if the collection of interest is considered by management to be unlikely. When a loan is placed on nonaccrual status, all previously accrued but uncollected interest is reversed against current period operating results. Subsequent cash collections on nonaccrual loans are either recognized as interest income on a cash basis if the loan is well secured and in management’s judgment the net book value is fully collectible, or recorded as a reduction of principal.

     Loans are considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement on a timely basis. The Company evaluates impairment on a loan-by-loan basis. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or by using the loan’s most recent market price or the fair value of the collateral if the loan is collateral dependent.

     When the measurement of an impaired loan is less than the recorded amount of the loan, a valuation allowance is established by recording a charge to the provision for loan losses. Subsequent increases or decreases in the valuation allowance for impaired loans are recorded by adjusting the existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.

     Our policy for recognizing interest income on impaired loans is the same as that for nonaccrual loans.

     Allowance for Loan Losses - We maintain an allowance for loan losses at a level considered adequate to cover probable losses on loans. In evaluating the adequacy of the allowance for loan losses, management estimates the amount of the loss for each loan that has been identified as having more than standard credit risk. Those estimates give consideration to, among other factors, economic conditions, estimated real estate collateral value and cash flow, and the financial strength and commitment of the borrower or guarantors, where appropriate. Additionally, an estimate for loan loss is calculated for the remaining portion of the portfolio giving consideration to the Company’s historical loss experience in the portfolio, adjusted, as appropriate, for the estimated effects of current economic conditions and changes in the composition of the loan portfolio over time. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance, or portion thereof, has been confirmed.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Other Real Estate Owned — Other real estate owned (“OREO”) represents real estate acquired through or in lieu of foreclosure. OREO is held for sale and is initially recorded at fair value less estimated costs of disposition at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or estimated fair value less costs of disposition. The net operating results from OREO are recognized as non-interest expense.

     Premises and Equipment — Premises and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets ranging from three to twelve years. Amortization of leasehold improvements is calculated on the straight-line method over the shorter of the estimated useful lives of the assets or the corresponding lease term.

     Income Taxes — Provision for income taxes is the amount of estimated tax due reported on our tax returns and the change in the amount of deferred tax assets and liabilities. Deferred income taxes represent the estimated net income tax expense payable (or benefits receivable) for temporary differences between the carrying amounts for financial reporting purposes and the amounts used for tax purposes.

     Earnings Per Share - Earnings per share (“EPS”) for all periods presented in the consolidated statements of income are computed in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128 - “Earnings Per Share”, and are based on the weighted-average number of shares outstanding during each year. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the effect of common stock equivalents of the Company, which include only shares issuable on the exercise of outstanding options. A reconciliation of the computation of Basic EPS and Diluted EPS is presented in Note 17 — Earnings Per Share.

     Stock-Based Compensation — Stock-based compensation plan is accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25 - “Accounting for Stock Issued to Employees”. Under APB Opinion No. 25, no compensation expense is recognized for a stock option grant if the exercise price of the stock option at measurement date is equal to or greater than the fair market value of the common stock on the date of grant. We have disclosed in Note 12 — Benefit Plans the pro forma effect on net income and earnings per share as if we had elected to recognize compensation expense for the stock options granted.

     Comprehensive Income - Comprehensive income is displayed in the Consolidated Statement of Changes in Shareholders’ Equity and consists entirely of the change in net unrealized holding gain or loss on securities classified as available for sale, net of the related income tax effect.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     New Accounting Pronouncements — In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company was required to adopt SFAS No. 141 upon issuance. As such, all business combinations for which the Company may prospectively enter must be accounted for as purchase transactions. The Company will adopt SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 ceases the current amortization of goodwill and will instead be subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company did not have any goodwill or material identifiable intangibles as of December 31, 2001. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes or amends previous pronouncements including SFAS No. 121, Accounting Principles Board Opinion No. 30, and Accounting Research Board No. 51. The Company adopted this statement on January 1, 2002. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 2—INVESTMENT SECURITIES

     The amortized cost and fair value of investment securities as of December 31, 2001 and 2000 are as follows:

			Gross	Unrealized
	Amortized	Fair
	Cost	Value	Gains	Losses

	(in thousands)
December 31, 2001:
Investment securities available for sale:
U.S. Government Agency	$29,409	29,403	$—	$6
Equity securities	14	8	—	6

Total investment securities available for sale	$29,423	29,411	$—	$12

December 31, 2000:
Investment securities available for sale:
U.S. Government Agency	$46,196	$46,319	$123	$—
Equity securities	22	6	—	16

Total investment securities available for sale	$46,218	$46,325	$123	$16

     At December 31, 2001, the carrying value of U.S. government agency securities available for sale consisted of $9.5 million of securities that mature within three years with an average yield of 3.83%, and $19.9 million of securities that mature after three but within five years with an average yield of 4.39%. The $9.5 million of securities that mature within three years are callable as follows: $3.5 million in February 2002 and $6.0 million in March 2002 The $19.9 million of securities that mature after three but within five years are callable as follows: $9.9 million are callable in January 2002, $4.0 million are callable in February 2002, and the $6.0 million are callable in March 2002. During the first quarter of 2002, we have had $7.0 million of U. S. government securities called at par by the issuer of the respective securities.

     At December 31, 2000, the carrying value of U.S. government agency securities available for sale consisted of $33.3 million of securities that mature in one year or less with an average yield of 6.22%, $10.0 million of securities that mature within two years with an average yield of 7.05%, which were callable on February 28, 2001, and $3.0 million of securities maturing within three years with an average yield of 6.80%, which were callable on October 11, 2001.

     During 2001 and 2000, there were no transfers from the held to maturity portfolio and no securities were sold prior to their maturity or call date.

     There were no gross realized gains or losses on investment securities in 2001 and 1999. Gross realized gains on investment securities were $1.4 million for the year ended December 31, 2000. There were no gross realized losses on investment securities for the year ended December 31, 2000.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 3—REAL ESTATE LOANS

     Real estate loans are held in the Bank’s portfolio and consist of the following:

	December 31

	2001	2000

	(in thousands)
Real estate loans	$1,032,968	$967,691
Construction loans	54,129	95,206
Franchise loans	57,618	3,912

	1,144,715	1,066,809
Unamortized premium	4,406	4,297
Deferred loan origination fees, net of costs	(2,029)	(2,571)

	1,147,092	1,068,535
Allowance for loan losses	(24,722)	(22,608)

	$1,122,370	$1,045,927

     At December 31, 2001, approximately 84.5%, 5.4% and 10.1% of the Bank’s loans collateralized by real estate are secured by income producing properties, properties under development and residential one-to-four family properties, respectively. At December 31, 2001, approximately 69.8% of our loans secured by real estate were collateralized by properties located in California.

     At December 31, 2000, approximately 78.1%, 9.3% and 12.6% of the Bank’s loans collateralized by real estate are secured by income producing properties, properties under development and residential one-to-four family properties, respectively. At December 31, 2000, approximately 65.8% of our loans secured by real estate were collateralized by properties located in California.

     At December 31, 2001, approximately $549.9 million of real estate loans were pledged to secure a line of credit at the Federal Home Loan Bank (“FHLB”) of San Francisco.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 3—REAL ESTATE LOANS (Continued)

     The following is the activity in the allowance for loan losses on real estate loans for the periods indicated.

	As of and for the Years Ended December 31

	2001	2000	1999

	(In thousands)
Balance at beginning of year	$22,608	$19,895	$16,811
Provision for loan losses	7,225	4,775	4,950
Charge-offs:
Real estate loans	(2,845)	(1,453)	(2,088)
Construction loans	(2,419)	(1,000)	—

Total charge-offs	(5,264)	(2,453)	(2,088)

Recoveries:
Real estate loans	153	391	222

Total recoveries	153	391	222

Net charge-offs	(5,111)	(2,062)	(1,866)

Balance at end of year	$24,722	$22,608	$19,895

     As of December 31, 2001 and 2000, the accrual of income had been suspended on approximately $15.0 million and $17.4 million, respectively, of loans secured by real estate. Interest income that was contractually due on loans that were on nonaccrual status that was not recognized during the years ended December 31, 2001, 2000 and 1999 was approximately $2.1 million, $679,000 and $574,000, respectively.

     As of December 31, 2001 and 2000, restructured loans totaled $3.8 million and $4.4 million, respectively. There were no related commitments to lend additional funds on restructured loans. For the years ended December 31, 2001, 2000 and 1999, $376,000, $826,000 and $1.4 million, respectively, of gross interest income would have been recorded had the loans been current in accordance with their original terms compared to $340,000, $780,000 and $1.4 million, respectively, of interest income which was included in net income for the same periods. The average yield on restructured loans was 8.79% at December 31, 2001.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 3—REAL ESTATE LOANS (Continued)

     The Bank’s recorded investment in impaired loans, and the related valuation allowance, were as follows:

	December 31, 2001		December 31, 2000

	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance	Investment	Allowance

	(in thousands)		(in thousands)

Valuation allowance required	$1,600	$506	$11,086	$1,818
No valuation allowance required	15,111	—	7,021	—

Total impaired loans	$16,711	$506	$18,107	$1,818

     All impaired loans with a valuation allowance were on nonaccrual status at December 31, 2001. The average recorded investment in impaired loans for the years ended December 31, 2001, 2000 and 1999 was $26.0 million, $13.4 million and $8.7 million, respectively. Interest income recognized on impaired loans for the years ended December 31, 2001, 2000 and 1999 was $89,000, $368,000 and $414,000, respectively.

     Loans having carrying values of $17.0 million and $3.1 million were transferred to OREO in 2001 and 2000, respectively.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 4—ICCMAC MULTIFAMILY AND COMMERCIAL TRUST 1999-1

     Real estate loans held in trust consisted of the following:

	December 31

	2001	2000

	(in thousands)
Real estate loans	$158,720	$209,297
Unamortized premium	5,366	7,003

	164,086	216,300
Allowance for loan losses	(1,928)	(4,578)

	$162,158	$211,722

     The following is the activity in the allowance for loan losses relating to real estate loans held in the ICCMAC Trust as follows:

	December 31

	2001	2000

	(in thousands)
Balance at beginning of year	$4,578	$—
Additions due to purchases	—	4,614
Reversal of provision for loan losses	(2,650)	—
Charge-offs	—	(36)

Balance at end of year	$1,928	$4,578

     At December 31, 2001 and 2000, our recorded investment in impaired loans of the ICCMAC Trust was $329,000 and $740,000, respectively. There was no valuation allowance required on these loans. The average recorded investment in impaired real estate loans of the ICCMAC Trust was $510,000 and $946,000 at December 31, 2001 and 2000. There was no interest income recognized on these impaired loans for the years ended December 31, 2001 and 2000.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 4—ICCMAC MULTIFAMILY AND COMMERCIAL TRUST 1999-1 (Continued)

     The following is a summary of the outstanding CMO’s of the ICCMAC Trust:

			Interest Rate
			Margin over
	Recorded Amount		6 month
Class	December 31,		LIBOR	Rating

	2001	2000

	(in thousands)
A-1	$—	$18,540	0.28%	AAA
A-2	63,134	94,831	0.42%	AAA
S	3,130	5,400	zero coupon	AAA
A-3	17,447	17,447	0.60%	AAA
B	11,631	11,631	0.88%	AA
C	14,539	14,539	1.55%	A

	109,881	162,388
Unamortized Discount	(233)	(536)

	$109,648	$161,852

     The interest rate on the variable rate CMO’s adjusts monthly and the repayment of the bonds is based on the cash flows of the underlying loan portfolio.

     NOTE 5—OTHER REAL ESTATE OWNED

     Other real estate owned was stated as follows:

	December 31

	2001	2000

	(in thousands)
Other real estate owned held for sale	$14,115	$2,377
Less: valuation allowance	(374)	(127)

Other real estate owned, net	$13,741	$2,250

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

     NOTE 5—OTHER REAL ESTATE OWNED (Continued)

     The activity in the allowance for other real estate owned was as follows:

	As of and for the Years
	Ended December 31

	2001	2000	1999

	(in thousands)
Balance at beginning of year	$127	$207	$221
Provision for losses on other real estate owned	269	167	195
Charge-offs upon sale of other real estate owned	(22)	(247)	(209)

Balance at end of year	$374	$127	$207

NOTE 6—PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization and consist of the following:

	December 31

	2001	2000

	(in thousands)
Furniture, fixtures and equipment	$4,115	$3,706
Leasehold improvements	4,246	4,487
Automobiles	340	265

	8,701	8,458
Accumulated depreciation and amortization	(6,524)	(5,768)

	$2,177	$2,690

     Depreciation and amortization expense on premises and equipment for the years ended December 31, 2001, 2000 and 1999 was $836,000, $796,000 and $987,000, respectively.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 7—DEPOSIT ACCOUNTS

     Deposit accounts consist of the following:

	December 31

	2001	2000

	(in thousands)
Money market and passbook accounts	$158,188	$102,868
Time certificates under $100,000	526,911	572,851
Time certificates $100,000 and over	268,555	339,980

	$953,654	$1,015,699

     Money market and passbook accounts have no contractual maturity and pay interest at rates ranging from 2.97% to 4.97% per annum, the weighted average contractual interest rate of the Bank’s money market and passbook accounts was 2.71% and 5.93% at December 31, 2001 and 2000, respectively. Additionally, some money market accounts have limited checking features which allow three check withdrawals per month. Time certificates have maturities ranging from 30 days to five years and bear interest at varying rates based on market conditions, ranging from 2.23% to 8.72% per annum. The weighted average contractual interest rate of the Bank’s time certificate accounts was 4.24% and 6.60% at December 31, 2001 and 2000, respectively.

     There were no brokered deposits at December 31, 2001 and 2000. Interest expense on time certificates $100,000 and over for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $16.1 million, $17.4 million and $12.9 million, respectively.

     The Bank is a member of the FDIC and its deposits are insured up to $100,000 each per insured depositor.

     As of December 31, 2001, the contractual maturities of time certificate accounts were as follows:

Year of Maturity	Amount

(in thousands)
2002	$638,998
2003	131,772
2004	21,566
2006	3,130

$795,466

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 8—LINES OF CREDIT

     As of December 31, 2001 and 2000, the Bank had uncommitted, unsecured lines of credit with two banks renewable daily in the amount of $30.0 million. There were no borrowings against these lines at December 31, 2001 and 2000.

NOTE 9—	GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY’S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

     The Company has two wholly-owned trust subsidiaries, ITLA Capital Statutory Trust I (“Trust I”) and ITLA Capital Statutory Trust II (“Trust II”). Trust I issued $14.0 million of 10.60% cumulative trust preferred securities in September 2000 and Trust II issued $15.0 million of 10.20% cumulative trust preferred securities in February 2001 (referred to collectively as the “Trust Preferred securities”). ITLA Capital has fully and unconditionally guaranteed the Trust Preferred securities along with all obligations of each trust under their respective trust agreements. Each trust was formed for the exclusive purpose of issuing their respective Trust Preferred securities and common securities and using the proceeds to acquire ITLA Capital’s junior subordinated deferrable interest debentures. Trust I acquired an aggregate principal amount of $14.4 million of ITLA Capital’s 10.60% junior subordinated deferrable interest debentures due September 7, 2030 that pays dividends each March 7 and September 7 during the term of this security. Trust II acquired an aggregate principal amount of $15.5 million of ITLA Capital’s 10.20% junior subordinated deferrable interest debentures due February 22, 2031 that pays dividends each February 22 and August 22 during the term of this security. The sole assets of each trust are the debentures it holds. Each of the debentures is redeemable, in whole or in part, at ITLA Capital’s option on or after ten years after issuance, at declining premiums to maturity. The Company used the proceeds from the debentures for general corporate purposes, including an aggregate of $28.0 million in capital contributions to the Bank to support future growth. The costs associated with the Trust Preferred securities issuance have been capitalized and are being amortized using a method that approximates the interest method over a period of ten years. The accrued distributions payable on the Trust Preferred securities are reflected as “Minority interest in income of subsidiary” in the Consolidated Statements of Income. The Trust preferred securities are reflected on the Consolidated Statement of Financial Condition as “Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Deferrable Interest Debentures.” The recorded balance of Trust Preferred securities was $28.1 million and $13.5 million at December 31, 2001 and 2000, respectively. Minority interest in income of subsidiary was $3.0 million for the year ended December 31, 2001 as compared to $478,000 for the same period last year.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 10—FHLB ADVANCES

     FHLB advances represent collateralized obligations with the FHLB of San Francisco, and are summarized by contractual maturity as follows:

Year of Maturity	Amount

(in thousands)
2002	$227,300
2003	5,750
2004	6,000
2006	15,705
2008	5,000
2009	9,530

$269,285

     We have pledged real estate loans with a carrying value of $549.9 million, and cash equivalents and investment securities available for sale with a carrying value of $29.4 million, for a total of $579.3 million of assets pledged as collateral for this borrowing facility. The total borrowing capacity available from the collateral that has been pledged is approximately $361.4 million, of which $269.3 million has been utilized as of December 31, 2001.

     The following table represents the maximum month-end balance outstanding, weighted-average daily balance outstanding, average rates paid during the year, and the average rates on the balance at year-end for FHLB advances:

	December 31

	2001	2000

	(dollars in thousands)
Maximum month-end balance outstanding	$269,285	$79,250
Weighted-average daily balance outstanding	$103,675	$30,366
Average rates paid during the year	4.62%	5.84%
Average rates on balance at year-end	2.99%	6.56%
Balance at year-end	$269,285	$79,250

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 11—NONRECURRING GENERAL AND ADMINISTRATIVE EXPENSES

     Nonrecurring general and administrative expenses of $1.4 million were recognized during the year ended December 31, 2000. The nonrecurring expenses consist primarily of the write-off of fixed assets, leasehold improvements and estimated costs related to sublease contracts on leased premises at market rates that are lower than the contractual lease rate. These expenses were the result of the consolidation of the Bank’s headquarters with the Company’s headquarters in La Jolla, California in March 2000.

     Activity in the allowance for restructuring charges for the years ended December 31, 2001 and 2000 was as follows:

	Allowance	2000	2001
	Provided	Charges	Charges	Ending Balance
	In 2000	incurred	incurred	December 31,2001

Write-off of leasehold improvements	$847	(693)	(154)	$—
Costs related to sublease contract	553	(211)	(342)	—

Total	$1,400	(904)	(496)	$—

NOTE 12—BENEFIT PLANS

     Salary Savings Plan. We have a salary savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to 15% of their compensation. We match 50% of each employee’s salary deferral, up to a maximum 6% of the employee’s salary. Employees vest in employer contributions and the earnings thereon over a five-year period. Our matching contributions to the Savings Plan were $112,000, $118,000 and $147,000 in 2001, 2000 and 1999, respectively.

     Nonqualified Deferred Compensation Plans. We have deferred compensation plans designed to provide additional retirement benefits for certain officers and key employees who cannot take full advantage of the Savings Plan. There were no costs associated with these deferred compensation plans in 2001 and 2000.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 12—BENEFIT PLANS (Continued)

     Long-Term Supplemental Executive Retirement Plan. We have adopted a Long-Term Supplemental Executive Retirement Plan (the “SERP”) for certain officers and key employees which provides for participants to be awarded shares of common stock of the Company on a tax deferred basis from the current Recognition and Retention Plan (“RRP”) previously approved by the shareholders. Such shares vest in three-year cycles or earlier at the discretion of the Compensation Committee of the Board of Directors, and once vested, may be distributed to participants upon a change in control or the participant’s death, disability, retirement date or date of termination of employment. During 1998, we issued shares of common stock, representing the remaining number of unissued shares authorized to be awarded under the RRP, to a Rabbi Trust managed by a third-party financial institution. For 2001 and 1999, 113,864 and 58,017 shares, respectively, were allocated to designated SERP accounts for the future benefit of certain Company executives. No shares were allocated during 2000. We recognized $674,000, $264,000 and $528,000 of compensation expense from the SERP/RRP in 2001, 2000 and 1999 respectively.

     Stock Plans. We adopted an employee stock incentive plan and stock option plan for nonemployee directors (collectively, “the Stock Plan”) which provides for the award of up to 1,311,500 shares of common stock to officers, directors and employees as compensation for future services, not to exceed a combined 550,000 shares during 1995, the first year of the Stock Plan, with annual awards thereafter limited to 100,000 additional shares. An amendment to the Stock Plan increasing the number of shares authorized for award under the Stock Plan by 311,500 shares was approved by the Company’s shareholders on June 29, 2001. As of December 31, 2001, we granted an aggregate of 1,232,000 options under the Stock Plan, of which 92,749 have been exercised and 325,001 have been forfeited. The exercise price per share of the options granted ranges from $10.00 to $19.37 per share and generally vest 33-1/3% per year, beginning with the first anniversary of the date of each individual grant.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 12—BENEFIT PLANS (Continued)

     The number of options and weighted-average exercise prices of options for each of the following groups of options, for the periods indicated, are as follows:

			Weighted-Average
	Number of Options		Exercise Prices

	2001	2000	2001	2000

Options outstanding at the beginning of the year	756,250	789,500	$12.75	$13.26
Options granted during the year	80,000	119,000	$16.25	$12.20
Options exercised during the year	(6,000)	(3,833)	$12.40	$10.35
Options forfeited during the year	(16,000)	(148,417)	$14.64	$15.07

Options outstanding at the end of the year	814,250	756,250	$13.07	$12.75

Options exercisable at the end of the year	661,583	569,333	$12.78	$12.33

     The fair value of each option grant was estimated on the date of grant using an option pricing model with the following weighted-average assumptions for option grants:

	Weighted-Average Assumptions for Options Grants

	2001	2000	1999

Dividend Yield	0.0%	0.0%	0.0%
Expected Volatility	30.41%	31.2%	31.9%
Risk-Free Interest rates	4.79%-5.13%	5.89%-6.79%	4.72%
Expected Lives	Seven Years	Seven Years	Seven Years
Weighted-Average Fair Value	$7.14-$8.37	$5.36-$6.84	$6.18

     We account for the Stock Plan under APB Opinion No. 25 and, accordingly, no compensation costs have been recognized in the accompanying consolidated statements of income for 2001, 2000 or 1999. If compensation costs for the Stock Plan had been determined under SFAS No. 123 — “Accounting for Stock-Based Compensation”, pro forma net income would have been $18.1 million, $17.8 million and $15.7 million and Diluted Earnings Per Share would have been $2.72, $2.46 and $2.14 for the years ended December 31, 2001, 2000 and 1999, respectively.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 13—INCOME TAXES

     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of our deferred tax assets and liabilities are as follows:

	December 31

	2001	2000

	(in thousands)
Components of the deferred tax asset:
Allowance for loan losses	$9,899	$9,509
Accrued expenses	3,060	2,655
State income taxes	1,076	1,198
Other real estate owned	745	144
Permanent impairment on equity security	—	156
Unrealized loss on investment securities available for sale	5	—

Total deferred tax assets	14,785	13,662

Components of the deferred tax liability:
Deferred loan origination costs	1,244	1,116
FHLB stock dividends	1,267	1,195
Unrealized gain on investment securities available for sale	—	16
Other	405	33

Total deferred tax liabilities	2,916	2,360

Net deferred tax asset	$11,869	$11,302

     The deferred tax asset is considered fully realizable, as when the temporary differences associated with the deferred tax asset are recognized for income tax purposes, those deductions are expected to be fully offset, either by carryback against previously taxed income or by reducing future taxable income. Accordingly, we have not established a valuation allowance on the deferred tax asset.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 13—INCOME TAXES (Continued)

     A summary of the provision for income taxes follows:

	Years Ended December 31

	2001	2000	1999

	(in thousands)
Current provision:
Federal	$9,824	$9,912	$11,362
State	2,115	3,289	3,759

	11,939	13,201	15,121

Deferred provision (benefit):
Federal	(1,007)	(804)	(2,841)
State	461	(517)	(1,010)

	(546)	(1,321)	(3,851)

	$11,393	$11,880	$11,270

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ended December 31

	2001	2000	1999

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	7.0%	7.0%	7.0%
State income tax credit and other benefits	(3.4%)	(2.4%)	(1.0%)

Effective income tax rate	38.6%	39.6%	41.0%

     The income tax (benefit) expense component of other comprehensive income was $(21,000), $(580,000) and $595,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 14—FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

     We have exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit. This exposure is represented by the contractual amount of those instruments as the Company uses the same lending policies for these instruments as it does for the loan portfolio. We had outstanding unfunded loan commitments, including the unfunded portion of construction loans, of approximately $60.6 million and $53.1 million at December 31, 2001 and 2000, respectively.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Commitments

     We lease office facilities under noncancelable operating leases. Estimated future minimum lease payments required under leases with initial or remaining noncancelable terms in excess of one year at December 31, 2001 are as follows:

(in thousands)
2002	$1,808
2003	1,678
2004	1,288
2005	1,032
2006	607
Thereafter	—

6,413
Sub-Lease income	(1,914)

$4,499

     Certain leases contain rental escalation clauses based on increases in the Consumer Price Index, and renewal options of up to ten years which may be exercised by the Company. We incurred rent expense of $2.1 million, $1.6 million and $1.7 million in 2001, 2000 and 1999, respectively.

Contingencies

     We are subject to various pending legal actions which arise in the normal course of business. We maintain reserves for losses from legal actions which are both probable and estimable. Although the amount of the ultimate exposure, if any, cannot be determined at this time, in management’s opinion, based upon advice of counsel, the disposition of claims currently pending will not have a material adverse effect on our financial condition or results of operations.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 16—REGULATORY REQUIREMENTS

     The Bank is subject to supervision and regulation by the FDIC and the Department of Financial Institutions (“DFI”) of the State of California under the provisions of the California Banking Law. These provisions authorize the Bank’s issuance of certificates of deposit, place limits on the size of loans the Bank can make, and specify the maintenance of minimum liquidity levels.

     The Bank is also subject to various capital requirements administered by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements and ultimately the consolidated financial statements of the Company. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets (“Leverage Ratio”). Management believes, as of December 31, 2001 and 2000, that the Bank meets all applicable capital adequacy requirements.

     As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum Total Risk-Based, Tier 1 Risk-Based and Tier 1 Leverage Ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 16—REGULATORY REQUIREMENTS (Continued)

     The Bank’s actual regulatory capital amounts and ratios are presented in the following table:

			Minimum		Capital Required to
			Requirement for		Maintain
			Capital Adequacy		"Well Capitalized"
	Actual		Purposes		Designation

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
As of December 31, 2001
Total capital (to risk-weighted assets)	$138,818	12.0%	$92,690	8.0%	$115,862	10.0%
Tier I capital (to risk-weighted assets)	$124,209	10.7%	$46,345	4.0%	$69,517	6.0%
Tier I capital (to average total assets)	$124,209	10.1%	$49,156	4.0%	$61,445	5.0%
As of December 31, 2000
Total capital (to risk-weighted assets)	$124,025	11.6%	$85,403	8.0%	$106,754	10.0%
Tier I capital (to risk-weighted assets)	$110,581	10.4%	$42,702	4.0%	$64,052	6.0%
Tier I capital (to average total assets)	$110,581	9.1%	$48,504	4.0%	$60,630	5.0%

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

     NOTE 17—EARNINGS PER SHARE

     The following is a reconciliation of the amounts used in the calculation of Basic Earnings Per Share and Diluted Earnings Per Share.

		Weighted-
		Average
		Shares	Per Share
	Net Income	Outstanding	Amount

	(in thousands, except per share data)
Year Ended December 31, 2001
Basic Earnings Per Share	$18,151	6,427	$2.82
Dilutive Effect of Stock Options	—	241	(0.10)

Diluted Earnings Per Share	$18,151	6,668	$2.72

Year Ended December 31, 2000
Basic Earnings Per Share	$18,139	7,046	$2.57
Dilutive Effect of Stock Options	—	192	(0.06)

Diluted Earnings Per Share	$18,139	7,238	$2.51

Year Ended December 31, 1999
Basic Earnings Per Share	$16,205	7,182	$2.26
Dilutive Effect of Stock Options	—	157	(0.05)

Diluted Earnings Per Share	$16,205	7,339	$2.21

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 18—DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair value estimates are based on judgments regarding credit risk, expectations of future economic conditions, normal cost of administration of these instruments and other risk characteristics, including interest rate risk and prepayment risk. These estimates are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. The fair value estimates presented do not include the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

     We use the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate value:

Cash and Cash Equivalents — The carrying values reported in the balance sheet approximate fair values due to the short-term nature of the assets.

Investment Securities — Fair values are based on bid prices and quotations published and/or received from established securities dealers.

Stock in Federal Home Loan Bank — The fair value is based on bid prices quoted from the FHLB.

Real estate loans and Real Estate Loans Held in Trust for Collateralized Mortgage Obligations — The fair value is estimated using the present value of future cash flows, discounted using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities and giving consideration to estimated prepayment risk and credit risk.

Accrued Interest Receivable — The carrying values reported in the balance sheet approximate the fair values due to the short-term nature of the asset.

Deposit Accounts — The fair value of money market and passbook accounts is estimated to be the amount payable on demand due to the short-term nature of these deposits. The fair values for time certificates, both over and under $100,000, are estimated by discounting the expected cash flows at current market rates over expected maturities.

Federal Home Loan Bank Advances — The fair value is estimated by discounting the expected cash flows at current market rates over contractual maturities.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 18—DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

     The carrying amounts and estimated fair values of our financial instruments are as follows:

	December 31

	2001		2000

	Cost or	Estimated	Cost or
	Carrying	Fair	Carrying	Estimated
	Amount	Value	Amount	Fair Value

	(in thousands)
Financial assets:
Cash and cash equivalents	$134,241	$134,241	$70,950	$70,950
Investment securities	29,411	29,411	46,325	46,325
Stock in Federal Home Loan Bank	13,464	13,464	3,963	3,963
Real estate loans, net	1,122,370	1,125,322	1,045,927	1,057,537
Real estate loans held in trust, net	162,158	159,176	211,722	206,271
Accrued interest receivable	$11,144	$11,144	$11,821	$11,821
Financial liabilities:
Deposit accounts	$953,654	$946,671	$1,015,699	$1,002,831
Federal Home Loan Bank advances	269,285	268,198	79,250	79,292
Collateralized mortgage obligations	109,648	110,127	161,852	161,963
Guaranteed preferred beneficial interests in company’s junior subordinated deferrable interest debentures	28,118	28,118	13,519	13,526

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 19—-BUSINESS SEGMENT INFORMATION

     SFAS No. 131 — “Disclosures About Segments of an Enterprise and Related Information” requires disclosure of segment information in a manner consistent with the “management approach”. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.

     The main factors that we used to identify our operating segments were the specific product and business lines of the various operating segments of the Company. Our operating segments are organized separately by product and service offered. We have identified one operating segment that meets the criteria of being a reportable segment in accordance with the provisions of SFAS No. 131. This reportable segment is the origination and purchase of commercial and residential real estate loans, which by its legal form, is identified as operations of the Bank and Imperial Capital REIT. This segment derives the majority of its revenue by originating and purchasing loans secured by income producing real estate. Other operating segments of the Company that did not meet the criteria of being a reportable segment in accordance with SFAS No. 131 have been aggregated and reported as “All Other”. Transactions from all of our operating segments occur in the United States. The Company has no transactions with a single external customer that exceeds ten percent of the Company’s consolidated revenues.

     Transactions between the reportable segment of the Company and its other operating segments are made at terms which approximate arm’s-length transactions and in accordance with GAAP. There is no significant difference between the measurement of the reportable segment’s assets and profits and losses disclosed below and the measurement of assets and profits and losses in our consolidated balance sheet and statement of income. Accounting allocations are made in the same manner for all operating segments.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 19—BUSINESS SEGMENT INFORMATION (Continued)

     Required reported segment information for 2001, 2000 and 1999 is detailed below:

	Origination
	and Purchase
	of Real Estate
	Loans	All Other	Eliminations	Consolidated

As of or for the Year Ended December 31, 2001
Revenues from external customers	$125,154	$3,329	$(4,329)	$124,154
Total interest income	124,109	3,315	(4,329)	123,095
Total interest expense	65,303	2,889	(4,329)	63,863
Depreciation and amortization expense	411	425	—	836
Provision for income taxes	9,172	2,221	—	11,393
Capital expenditures	321	431	—	752
Deferred income taxes	10,840	929	100	11,869
Total assets	1,519,440	200,639	(211,771)	1,508,308
Income (loss) before provisions for income taxes	$33,064	$(3,520)	$—	$29,544
As of or for the Year Ended December 31, 2000
Revenues from external customers	$126,499	$1,468	$(1,861)	$126,106
Total interest income	124,168	1,468	(1,861)	123,775
Total interest expense	70,029	464	(1,851)	68,642
Depreciation and amortization expense	425	371	—	796
Provision for income taxes	10,492	1,388	—	11,880
Capital expenditures	387	411	—	798
Deferred income taxes	8,481	2,821	—	11,302
Total assets	1,426,298	166,484	(177,639)	1,415,143
Income before provision for income taxes	$29,757	$262	$—	$30,019
As of or for the Year Ended December 31, 1999
Revenues from external customers	$99,888	$2,226	$—	$102,114
Total interest income	98,889	2,324	—	101,213
Total interest expense	48,402	58	—	48,460
Depreciation and amortization expense	690	297	—	987
Provision (benefit) for income taxes	11,643	(373)	—	11,270
Capital expenditures	497	360	—	857
Deferred income taxes	8,050	1,351	—	9,401
Total assets	1,087,162	129,785	(101,124)	1,115,823
Income (loss) before provision (benefit) for income taxes	$28,392	$(917)	$—	$27,475

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 20—PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

The parent company only financial statements of ITLA Capital are as follows:

Condensed Balance Sheets

	December 31

	2001	2000

	(in thousands)
Assets
Cash and cash equivalents	$1,233	$410
Investment securities available for sale	7	6
Investments in wholly-owned subsidiaries:
Imperial Capital Bank	124,287	110,811
Imperial Capital Real Estate Investment Trust	37,603	33,954
ITLA Capital Statutory Trust 1	425	416
ITLA Capital Statutory Trust II	476	—
Other subsidiaries	356	609
Other assets	5,587	5,195

Total assets	$169,974	$151,401

Liabilities and Shareholder’s Equity
Junior subordinated debentures	$29,897	$14,000
Liabilities	2,148	3,847
Shareholders’ equity	137,929	133,554

Total liabilities and shareholders’ equity	$169,974	$151,401

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 20—PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

Condensed Statements of Income

	Years Ended December 31

	2001	2000	1999

	(in thousands)
Interest income	$302	$962	$2,263
Interest expense	2,889	464	—

Net interest (expense) income	(2,587)	498	2,263
Reversal of provision for loan losses	(1,200)	—	—
Non-interest income:
Gain on sale of investment securities available for sale	—	1,412	—
Other	—	(6)	—

Total non-interest income	—	1,406	—
Non-interest expense:
General and Administrative expense	2,062	1,517	2,832

(Loss) income before income tax expense (benefit) and equity in net income of subsidiaries	(3,449)	387	(569)
Income tax expense (benefit)	2,260	1,431	(225)

Loss before equity in net income of subsidiaries	(5,709)	(1,044)	(344)
Equity in net income of subsidiaries	23,860	19,183	16,549

NET INCOME	$18,151	$18,139	$16,205

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000, AND 1999

NOTE 20—PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31

	2001	2000	1999

	(in thousands)
Cash Flows From Operating Activities:
Net income	$18,151	$18,139	$16,205
Adjustments to net income:
Equity in undistributed net income of subsidiaries	(23,856)	(19,193)	(16,549)
Reversal of provision for loan losses	(1,200)	—	—
Permanent impairment on investment in equity securities	—	—	375
Gain on sale of investment securities	—	(1,412)	—
Decrease (increase) in other assets	1,043	(2,200)	(1,010)
Increase in liabilities	656	1,091	910

Net cash used in operating activities	(5,206)	(3,575)	(69)

Cash Flows From Investing Activities:
Proceeds from sale of investment securities available for sale	—	16,176	—
Purchases of investment securities available for sale	—	—	(14,776)
Cash paid to acquire ICCMAC Trust	—	(33,497)	—
Capital contribution to Imperial Capital Bank	(14,549)	(13,475)	(25)
Cash paid for common equity of Trust Preferred I	—	(433)	—
Cash paid for common equity of Trust Preferred II	(475)	—
Dividends received from Imperial Capital Bank	15,600	17,300	6,000
Dividend received from ITLA Funding Corp	200	—
Dividends received from ITLA Management Company	—	1,000	—
Dividends received from Imperial Capital Real Estate Investment Trust	5,050	2,775	—
Dividend received from ITLA Commercial Investment Corporation	—	—	25
Other, net	339	7	9

Net cash provided by (used in) investing activities	6,165	(10,147)	(8,767)

Cash Flows From Financing Activities:
Sale of subordinated debentures to Trust Preferred I, net	—	13,580	—
Sale of subordinated debentures to Trust Preferred II, net	14,549	—	—
Proceeds from exercise of employee stock options	74	36	542
Cash paid to acquire treasury stock	(14,759)	(7,701)	(515)

Net cash provided by (used in) financing activities	(136)	5,915	27

Net increase (decrease) in cash and cash equivalents	823	(7,807)	(8,809)
Cash and cash equivalents at beginning of period	410	8,217	17,026

Cash and cash equivalents at end of period	$1,233	$410	$8,217

NOTE 21— SUBSEQUENT EVENTS (UNAUDITED)

     On March 28, 2002, the Company disposed of most of its residential loan portfolio through the securitization of $86.3 million of single family mortgages and the sale of $17.6 million of the remaining single family mortgages in a whole loan sale.

     During the first quarter of 2002, the Bank completed its acquisition of Asahi Bank of California (“Asahi Bank”) a wholly-owned subsidiary of Asahi Bank Ltd — Japan (“ABLJ”), for approximately $14.9 million. The acquisition was structured as a statutory merger of Asahi Bank into the Bank. On the date of acquisition, Asahi Bank had total assets of approximately $50 million, including $35 million of commercial real estate and business loans and $15 million of cash and securities which were acquired by the Bank at the closing of the transaction.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

                   None.

Item 10.	Directors and Executive Officers of the Registrant

                Executive Officers and Directors of the Registrant

                   The executive officers of the Registrant are identified below.

Name	Age	Position

George W. Haligowski	47	Chairman of the Board, President and Chief Executive Officer of ITLA Capital and the Bank

Norval L. Bruce	60	Vice Chairman of the Board and Chief Credit Officer of ITLA Capital and the Bank

Timothy M. Doyle	45	Senior Managing Director and Chief Financial Officer of ITLA Capital and the Bank

Don Nickbarg	49	Senior Managing Director — Chief Operating Officer of ITLA Capital and the Bank

Steven C. Romelt	52	Managing Director and Chief Lending Officer of ITLA Capital and the Bank

William A. Schack	40	Managing Director — Director of Loan Operations of ITLA Capital and the Bank

Scott A. Wallace	39	Managing Director — Chief Administrative Officer and Treasurer of ITLA Capital and the Bank

Anthony A. Rusnak	38	First Vice President, General Counsel and Corporate Secretary of ITLA Capital and the Bank

     George W. Haligowski has served as ITLA Capital’s Chairman of the Board, President and Chief Executive Officer since inception. He has also served as the Bank’s Chairman of the Board and Chief Executive Officer since 1992, and was the Bank’s President from 1992 to October 1997. In 2000 he was reinstated as the President of the Bank. From 1990 to the present, he has also served as President, Chief Executive Officer and Principal of Halivest International, Ltd., an international finance and asset management company. He was previously employed as a Vice President by Shearson Lehman Hutton (1988 to 1990) and Prudential-Bache Securities (1983 to 1988), and by Avco Financial Services as Regional Director of its Japanese branch operations (1976 to 1981), as Training Coordinator for Avco Thrift and Loan (1976) and as a Branch Manager (1974 to 1976).

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

     Timothy M. Doyle has served as Senior Managing Director and Chief Financial Officer of ITLA Capital and the Bank since May 2000. He was previously Managing Director and Chief Administrative Officer of ITLA Capital and the Bank since 1996. Before joining the Bank, he was the Controller and Director of Operations at Northeastern Plastics from 1995 to 1996; Assistant Controller of Alpha Wire Corporation from 1992 to 1994; and Vice President and Chief Financial Officer of Halivest International, Ltd. from 1989 to 1991. From 1982 to 1988, he was the Corporate Controller of the Shepaug Corporation.

     Don Nickbarg has served as Senior Managing Director and Chief Operating Officer of ITLA Capital and the Bank since November 2001. He has served in several other capacities, including Managing Director of Asset Acquisition and New Business Development, Chief Administrative Officer as well as Treasurer. Prior to joining ITLA Capital in 1998, he was a consultant with Centennial International LLC from 1996 to 1998; Chief Financial Officer of AIOC Corporation from 1994 to 1996; Vice President and Team Leader at The Chase Manhattan Bank from 1991 to 1994; Vice President and Treasurer of Drexel Burnham Lambert Holdings, Ltd. from 1986 to 1990; Vice President with The Hong Kong and Shanghi Banking Company from 1980 to 1986; and Assistant Treasurer with the Swiss Bank Corporation from 1976 to 1980.

     Steven C. Romelt has served as Managing Director and Chief Lending Officer of the Bank since February 2002. He was previously Senior Vice President and Chief Lending Officer of ITLA Capital and the Bank since January 1997. He was Director of Bank Lending for the Bank from November 1996 to January 1997. Previously, he was Vice President and Regional Manager for Southern Pacific Bank from March 1995 to November 1996. He also held various senior level lending positions for the Bank from December 1990 to March 1995 and held various lending positions with a number of other financial institutions from 1979 to December 1990.

     William A. Schack is Managing Director — Director of Loan Operations of ITLA Capital and the Bank since November 2001. He was previously First Vice President — Director of Portfolio Management and Loan Administration of ITLA Capital and the Bank since April 2001. Prior to joining ITLA Capital he was Senior Vice President Chief Operating Officer Of First Bank of Beverly Hills from 1999 through 2001 and served in various senior management capacities with First Bank since 1997. He has also held senior managerial positions with First Los Angeles Bank and Western Federal Savings Bank from 1990 through 1995.

     Scott A. Wallace is Managing Director — Chief Administrative Officer and treasurer of ITLA Capital and the Bank since November 2001. He was previously Deputy Managing Director and Chief Accounting Officer of ITLA Capital and the Bank since September 1996. Prior to joining the Bank in September 1996, he was Vice President — Finance of Westfield Corporation, Inc. in 1996 and was Vice President — Controller of First Los Angeles Bank in 1995. From 1984 to 1994, he was a senior manager with Kenneth Leventhal & Company.

     Anthony A. Rusnak has served as ITLA Capital and the Bank’s First Vice President, General Counsel and Corporate Secretary since November 1997. Prior to joining us, he was in private practice for seven years representing financial institutions, businesses, corporations and individuals in business, real estate transactions and litigation. Previously, he worked for law firms in the San Diego area, as well as for San Diego Gas and Electric’s corporate in-house counsel.

     The directors of the Registrant, excluding Mr. Haligowski and Mr. Bruce, are identified below.

     Jeffrey L. Lipscomb, age 48, is an Investment Advisory Associate with AXA Advisors and formerly was a Registered Principal and Assistant Manager of the San Diego office of Equitable Financial Companies since 1986, handling corporate group benefits and personal financial planning, and also was with Kidder Peabody from 1983 to 1986.

     Sandor X. Mayuga, age 54, is a member of the California State Bar and has been a member of the law firm of Tisdale & Nicholson since 1994. He conducted his own law practice from 1983 to 1994 and was a partner in the Financial Institutions Department of Finley, Kumble, Wagner, Heine, Underberg, Manly & Casey, a New York-based national law firm, from 1980 to 1983. Previously, he served as Assistant General Counsel of Hunt-Wesson Foods, Inc., a subsidiary of Norton Simon, Inc., and was associated with two large regional law firms in Los Angeles County. Since 1980, Mr. Mayuga’s practice has focused on the representation of financial institutions and other finance-related businesses in corporate, transactional and regulatory matters.

     Hirotaka Oribe, age 68, is a licensed architect with international experience in real estate development and urban planning. Since 1993, Mr. Oribe has served as an advisor to Kajima Development Resources, Inc. From 1979 to 1993, Mr. Oribe was Executive Vice President, Chief Operating Officer and a Director of Kajima Development Corporation, a firm engaged in development and construction of single-family and multi-family housing, office buildings, retail space and land development. Mr. Oribe previously held other positions with affiliates of Kajima Corporation of Japan from 1973 to 1979 and was a practicing architect from 1962 to 1973.

     Robert R. Reed, age 65, is retired from Household International where he was employed in various positions from 1960 to 1992. Mr. Reed served as Vice President of Household Bank from 1980 to 1992. Mr. Reed was previously employed in management positions with Household Financial Corporation from 1962 to 1980.

Employees

     As of December 31, 2001, we had 133 employees. Management believes that its relations with employees are satisfactory. We are not subject to any collective bargaining agreements.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires ITLA Capital’s directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ITLA Capital. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish ITLA Capital with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

     The following table sets forth the compensation of the Chief Executive Officer and the named executive officers of ITLA Capital with salary and bonus greater than $100,000 for the year ended December 31, 2001.

		Annual Compensation				Long-Term Compensation

						Restricted	All	All
						Stock	other	Other
		Salary		Bonus		Option	Awards	Compensation
Name and Principal Position	Year	($)		($)		(#)(1)s	($)(8)	($)

George W. Haligowski	2001	$397,515		$457,125	(2)	—	702,000	$78,761	(3)
Chairman of the Board, President	2000	$396,249		$582,125	(2)	—	—	$76,255	(3)
and Chief Executive Officer	1999	$350,013		$402,500	(2)	10,000	114,327	$63,123	(3)
Norval L. Bruce	2001	$200,538	(9)	$96,502	(9)	—	115,803	$17,069	(4)
Vice Chairman of the Board, Chief	2000	$192,064	(9)	$110,825	(9)	5,000	—	$14,399	(4)
Credit Officer	1999	$181,103		$87,500		15,000	35,964	$8,991	(4)
Timothy M. Doyle	2001	$166,633		$80,186		—	96,219	$11,700	(5)
Senior Managing Director and	2000	$150,499		$65,913		5,000	—	$11,519	(5)
Chief Financial Officer	1999	$131,429		$63,500		15,000	26,100	$11,169	(5)
Steven C. Romelt	2001	$160,478	(10)	$76,657	(10)	—	91,891	$17,896	(6)
Managing Director and Chief	2000	$153,697	(10)	$72,660	(10)	—	—	$14,805	(6)
Lending Officer of Imperial	1999	$144,975		$84,000		10,000	28,764	$14,437	(6)
Don Nickbarg	2001	$130,946		$62,550		10,000	18,765	$4,782	(7)
Senior Managing Director and	2000	$118,533		$33,000		9,000	—	$8,849	(7)
Chief Operating Officer	1999	$97,504		$8,384		6,000	—	$2,516	(7)

(1)	Options were granted on various dates and vest one-third on each of the three subsequent anniversary dates of issuance.

(2)	$200,000 of the 2001 bonus was deferred at the election of the named executive officer under ITLA Capital’s Nonqualified Deferred Compensation plan. The respective amounts were none and $329,513 in 2000 and 1999.

(3)	Consists of (a) $23,400 in auto related benefits, (b) $30,000 in supplemental housing payments, (c) $6,950 in life insurance premiums, (d) $5,100 in employer contributions to ITLA Capital’s 401(k) plan and (e) $12,501 in preferential interest on employee savings accounts in 2001. The respective amounts were $23,400, $30,000, $7,760, $5,100 and $9,995 in 2000 and $4,685, $30,000, $7,553, $4,800 and $16,085 in 1999.

(4)	Consists of (a) $2,182 in auto related benefits, (b) $2,054 in life insurance premiums, (c) $5,100 in employer contributions to ITLA Capital’s 401(k) plan and (d) $7,733 in preferential interest on employee savings accounts in 2001. The respective amounts were $2,182, $1,724, $5,100 and $5,393 in 2000 and $2,139, $2,017, $4,800 and $35 in 1999.

(5)	Consists of (a) $1,476 in auto related benefits, (b) $5,100 in employer contributions to ITLA Capital’s 401(k) plan and (c) $4,645 in life insurance benefits in 2001. The respective amounts were $1,476, $5,100, and $4,943 in 2000 and $1,476, $4,800 and $4,893 in 1999.

(6)	Consists of (a) $9,000 in auto related benefits, (b) $739 in life insurance premiums, (c) none in employer contributions to ITLA Capital’s 401(k) plan and (d) $8,157 in preferential interest on employee savings accounts in 2001. The respective amounts were $9,000, $705, $5,100 and $5,873 in 2000. The respective amounts were $9,000, $463, $4,800 and $174 in 1999.

(7)	Consists of (a) $1,440 in auto related benefits, (b) $2,880 in employer contributions to ITLA Capital’s 401(K) plan and (c) $378 in life insurance benefits in 2001 and (d) $84 in preferential interest on employee savings accounts in 2001. The respective amounts were $1,440, $4,546, $330 and $2,523 in 2000 and none, $2,250, $266 and none in 1999.

(8)	Includes ITLA Capital stock granted and allocated to the Long-Term Supplemental Executive Retirement Plan under the Recognition and Retention Plan previously approved by the shareholders.

(9)	$100,269 of the 2001 salary and $48,251 of the 2001 bonus was deferred at the election of the named executive officer under ITLA Capital’s Nonqualified Deferred Compensation plan. The respective amounts were $46,124 and $85,636 in 2000.

(10)	$155,938 of the 2001 salary and $71,188 of the 2001 bonus was deferred at the election of the named executive officer under ITLA Capital’s Nonqualified Deferred Compensation plan. The respective amounts were none and $61,770 in 2000.

Agreements with Mr. Haligowski

     We have entered into an employment agreement with Mr. Haligowski. The employment agreement provides for an initial employment term of five years, with the agreement automatically annually extending for an additional one-year period each year unless either party provides the other with at least 90 days notice of the non-extension or termination. The employment agreement provides that we may terminate Mr. Haligowski “for cause,” as defined in the employment agreement. In the event Mr. Haligowski is involuntarily terminated as defined in the employment agreement, including following a change of control as defined in the employment agreement, Mr. Haligowski will be entitled to receive during the remaining term of the agreement his base salary calculated at the highest annual rate during the three years prior to his involuntary termination and the average amount of cash bonus and incentive compensation paid for the two years prior to his involuntary termination, if any, the continuation of all employment related benefits for the 60 months following the date of termination and the immediate vesting of any stock options and restricted stock awards previously granted and outstanding. As a result of a change of control, Mr. Haligowski will also be retained as a consultant for an eighteen month period following the change in control at a monthly consulting fee equal to 75% of his base salary and an additional contribution to his account in our Supplemental Executive Retirement Plan equal to 3.95 times his base salary. In addition, the terms of the employment agreement shall be extended 60 months and stock options and restricted stock awards previously granted and outstanding, salary continuation plans, equity club memberships and other fringe benefits shall immediately vest following a change of control. The annual base salary for Mr. Haligowski under the employment agreement is currently $447,500 (which may be increased from time to time by the Board of Directors). The employment agreement also provides for, among other things, annual incentive compensation, disability pay, participation in stock benefit and salary continuation plans, and other fringe benefits, including a supplemental housing payment of not less than $2,500 per month, an automobile allowance of not less than $1,950 per month, and life insurance coverage in an amount not less than four times Mr. Haligowski’s annual salary. In addition we shall maintain health, dental and life insurance benefits for the 60 months following an involuntary termination and transfer title to our owned vehicle currently used by Mr. Haligowski. In March 2000, we adopted a Salary Continuation Plan for the benefit of Mr. Haligowski. Under the terms of this plan, Mr. Haligowski will be entitled to receive monthly payments, based on 75% of his average monthly base salary for the three years preceding the year in which the plan benefits become payable, for a 15 year period. The benefits under the plan become payable on the earlier of Mr. Haligowski’s retirement upon reaching age 65, or his death, disability, or involuntary termination (other than a termination for cause, as defined in the agreement). If Mr. Haligowski voluntarily terminates his employment prior to reaching age 65, the benefit payable to him under the plan will be prorated based on the ratio of the actual period that he worked while the plan is in effect to the scheduled period of time that he would have worked if he had continued to work until reaching age 65. If we undergo a change of control, the vesting of plan benefits accelerates and become payable monthly over a ten-year period, with an increased monthly payment to reflect the shorter payment period.

Change of Control Agreements

     We have entered into change of control agreements with Messrs. Bruce, Doyle, Romelt, Nickbarg and Wallace. The change in control agreements have initial terms of one year and shall automatically extend for additional one-year periods upon a change of control, as defined in the agreement, or upon their anniversary date, unless either party provides the other with at least 90 days notice of termination. These agreements provide that in the event the officer is involuntarily terminated within 24 months following a change of control, as defined in the agreement, the officer shall be entitled to receive upon such termination an amount equal to the greater of the annualized salary as in effect on the date of the change of control or the date of termination for a period of up to 18 months and a pro rata portion of his bonus from the previous year. In addition we will maintain health, dental and life insurance benefits for up to the next 18 months for each officer and transfer title to our owned vehicle currently used by the officer or, in the event the officer receives a monthly cash car allowance in lieu of the use of our vehicle, we shall pay an amount equal to up to 18 times the monthly allowance. Stock options and restricted stock awards previously granted and outstanding will also immediately vest. The annual base salary for Messrs. Bruce, Doyle, Romelt and Nickbarg is currently $219,000, $182,000, $175,000 and $166,000, respectively.

     Both Mr. Haligowski’s employment agreement and the change of control agreements also provide that to the extent any payments made may be considered excess parachute payments under Section 280G of the Internal

Revenue Code that are subject to excise tax, we will pay an additional amount needed to insure that the amount of payments and value of benefits received equals the same amount in the absence of any excise tax.

Supplemental Executive Retirement Plan (SERP)

     The SERP provides that the compensation committee may make restricted stock awards under ITLA Capital’s Recognition and Retention Plan (RRP) on a tax deferred basis through the SERP. The SERP further provides that Mr. Haligowski shall receive an allocation annually, subject to the performance terms of the RRP, of a restricted stock award equal to one-third of his base salary and all other participants shall receive an award equal to one-fifth of base salary subject to the approval of the compensation committee, which may also allocate a greater or lesser award or no award in its discretion. For this purpose, each share of common stock has been valued at $9.00 per share, the fair market value of the common stock on the date of issuance to the SERP. A participant shall only have a vested right to amounts allocated to his or her account if the participant is employed on the last day of a three year vesting cycle or earlier at the discretion of the compensation committee. Upon a change in control (as defined in the SERP), the participant shall have an accelerated vesting of all shares allocated to his or her account. The participant shall only have a right to vested shares in his or her account upon normal retirement, death, disability or termination. The last day of the next vesting cycle for shares allocated to the SERP accounts for the benefit of the participants for the years 2001, 2002 and 2003 is December 31, 2003. For additional discussion, please see Benefits — Recognition and Retention Plan.

Benefits

     Insurance Plans. All full-time employees, after approximately three months employment with us, are covered under group plans providing major medical, dental, and vision benefits, and long-term disability, travel accident, accidental death and dismemberment insurance, and group term life insurance.

     Salary Savings Plan. The ITLA Capital Salary Savings Plan is a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code (the “Code”) designed to provide employees with the opportunity to accumulate retirement funds (the “401(k) Plan”). Permanent employees age 21 or older are eligible to participate in the 401(k) Plan as of January 1 or July 1 first following their hire date. Under the 401(k) Plan, subject to limitations imposed under Section 401(k) and Section 415 of the Code, a participant may elect to defer on a monthly basis up to 15% of compensation by directing us to contribute such amount to the 401(k) Plan on such employee’s behalf. We currently make matching contributions to the 401(k) Plan equal to 50% of the first 6% of the participant’s monthly contribution. The Board reviews the match on an annual basis, and we may also make discretionary contributions to the 401(k) Plan. “Compensation” for purposes of the 401(k) Plan is defined as a participant’s compensation from us as reported annually on Form W-2, including contributions to the 401(k) Plan by the employee, and contributions by us in the employee’s behalf to any other pension, insurance, welfare or other employee benefit plan. Under the 401(k) Plan, a separate account is established for each participant. Participants are always 100% vested in their contributions and the earnings thereon. Participants become vested in employer contributions and the earnings thereon at the rate of 20% per year commencing with the first full year of service (defined as completion of 12 consecutive months of work). Participants become fully vested in employer contributions and the earnings thereon on their fifth anniversary of employment, or in the event of death, permanent disability or attainment of age 65 while employed by us. The 401(k) Plan provides for in-service hardship distributions of elective deferrals, as well as loans of a portion of vested account balances. Distributions from the 401(k) Plan are made upon termination of service in a lump sum or in annual installments over a period of years at the election of the participant with the right to take a lump sum payment at any time during such period.

     Nonqualified Deferred Compensation Plans. The ITLA Capital Corporation Supplemental Salary Savings Plan (the “Supplemental Plan”) and Nonqualified Deferred Compensation Plan (the “Deferral Plan”) are designed to provide additional retirement benefits for certain officers and highly compensated employees. The Supplemental Plan provides participating employees with an opportunity to make up benefits not available under the 401(k) Plan due to any application of limitations on compensation and maximum benefits under the 401(k) Plan. Benefits under the Supplemental Plan are provided at the same time and in the same form as benefits under the 401(k) Plan, and become taxable to the participant at that point. The Deferral Plan allows a participant to defer receipt of, and current taxation upon, designated portions of the participant’s direct cash compensation until a future date specified by the participant. Both of these plans are unfunded plans, meaning that all benefits payable thereunder are payable from our general assets, and funds available to pay benefits are subject to the claims of our general creditors. We have established a Rabbi Trust with a third party FDIC insured financial institution which holds the contributions to the Supplemental Plan and Deferral Plan, for the purpose of providing the benefits set forth under the terms of the plans. Participants only have the rights of unsecured creditors with respect to the Rabbi Trust assets.

     Stock Plans. We have adopted the 1995 Employee Stock Incentive Plan and the 1995 Stock Option Plan for Nonemployee Directors (collectively, the “Stock Option Plan”) pursuant to which officers, directors and our employees are eligible to receive options to purchase Common Stock. The purpose of the Stock Option Plan is to enable us to attract, retain and motivate employees by providing for or increasing their proprietary interests in ITLA Capital, and in the case of nonemployee directors, to attract such directors and further align their interests with our interests. Every one of our employees is eligible to be considered for the grant of awards under the Stock Option Plan. An amendment to the Stock Plan increasing the number of shares authorized for awards under the Stock Plan by 311,500 shares was approved by the company’s shareholders on June 29, 2001. The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the Stock Option Plan is 1,311,500 shares of which a maximum of 550,000 shares may be awarded during the first year of the Stock Option Plan, with annual awards thereafter limited to 100,000 additional shares during each of the next five years of the Stock Option Plan (with the shares subject to the Stock Option Plan and all grants thereunder being subject to adjustments to prevent dilution).

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

     The Stock Option Plan authorizes the Committee to enter into any type of arrangement with an eligible employee that, by its terms, involves or might involve the issuance of Common Stock or any other security or benefit with a value derived from the value of Common Stock. Awards to employees are not restricted to any specified form or structure. Stock options to purchase 5,000 shares of Common Stock were automatically granted to the nonemployee directors upon the completion of our initial public offering and upon their election to the Board of Directors, and options to purchase an additional 1,000 shares are granted annually for the following five years, provided such individuals continue to serve as directors.

     Awards may not be granted under the Stock Option Plan after the tenth anniversary of the adoption of the Stock Option Plan. We have granted an aggregate of 1,232,000 options under the Stock Option Plan, of which 360,000 have been granted to Mr. Haligowski, 95,000, 60,000, 50,000 and 25,000 have been granted to Messrs. Bruce, Doyle, Romelt and Nickbarg, respectively, 40,000 have been granted to non-employee directors, and 610,000 have been granted to other employees, of which 92,749 have been exercised and 325,001 have been forfeited. The exercise price per share of the options so granted ranges from $10.00 to $19.37 per share and will generally vest 33-1/3% per year, beginning with the first anniversary of the date of the grant.

     Recognition and Retention Plan. We have adopted the Recognition and Retention Plan (“RRP”), the purpose of which is to promote our long-term interests and our shareholders by providing a means for attracting and retaining officers and employees of ITLA Capital and its affiliates. Under the RRP, awards of restricted shares of our common stock may be made to employees as additional long-term incentive compensation. Every one of our employees is eligible to be considered for the grant of awards under the RRP. The maximum number of shares of common stock which may be issued pursuant to the RRP is 300,000 shares over the ten year life of the plan. No RRP shares may be granted in any fiscal year in which the Bank fails to maintain an “adequately capitalized” designation under the FDIC regulations and ITLA Capital fails to achieve a return on average assets of at least 50 basis points for the fiscal year. The RRP was approved by the shareholders and is administered by the Compensation Committee of the Board of Directors which has a wide degree of flexibility, within the provisions of the RRP, in determining the terms and conditions of awards and the number of shares to be issued pursuant thereto. The RRP shares granted to date have been allocated through the Supplemental Executive Retirement Plan as discussed above.

Directors Compensation

     Directors Fees. Each non-employee director was paid a monthly fee during 2001 of $1,800 for serving on our Board of Directors. Each non-employee director is paid $500 for each Board or Committee meeting attended for service on such committee.

     Voluntary Retainer Stock and Deferred Compensation Plan. In 1996, we adopted the Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors (the “Outside Director Plan”). The Outside Director Plan provides for the deferral of compensation earned by non-employee directors in the form of Stock Units (“Stock Units”) in a Stock Unit account (“Stock Unit Account”). Directors may elect to have up to 100% of their fees converted into stock units.

     For dividends paid with respect to our common stock, each non-employee director has credited to his Stock Unit Account an additional number of Stock Units in an amount determined under the Outside Director Plan. Each non-employee director’s Stock Unit Account will be settled by delivering to the non-employee director (or his beneficiary) the number of shares of our common stock equal to the number of whole Stock Units then credited to the non-employee director’s Stock Unit Account, in either (i) a lump sum or (ii) substantially equal annual installments over a period not to exceed ten years.

     Directors Stock Option Plans. Directors are also eligible to receive stock option grants as described above.

Compensation Committee Interlocks and Insider Participation

     During 2001, the Compensation Committee was comprised of Directors Lipscomb and Oribe.

Option Grants for 2001

     The following table sets forth certain information regarding stock options granted pursuant to the Stock Option Plan for the named executive officers in 2001. No stock appreciation rights have been granted pursuant to the Stock Option Plan.

Stock Option Grants in Last Fiscal Year

Individual Grants
Potential Realizable
Value of Assumed
		% of Total			Annual Rates of Stock
	Number of	Options			Price Appreciation for
	Underlying	Granted to	Exercise		Option Term
	Options	Employees	or Base
	Granted	in Fiscal	Price	Expiration	5%	10%
Name	(#)	Year	($/Share)	Date	($)	($)

George W. Haligowski	—	—	—	—	—	—
Norval L. Bruce	—	—	—	—	—	—
Timothy M. Doyle	—	—	—	—	—	—
Steven C. Romelt	—	—	—	—	—	—
Don Nickbarg	10,000	12.7	16.21	05/09/2011	101,944	258,346

     The following table sets forth certain information concerning the number and value of stock options at December 31, 2001 held by the named executive officers.

Option Values at December 31, 2001
					Value of Unexercised
			Number of Unexercised Option at Fiscal		"In-the-Money" Options
			Year-End		at Fiscal Year-End (1)

	Shares		(#)		($)
	Acquired on	Value
	Exercise	Realized				Un-
Name	(#)	($)	Exercisable	Un-exercisable	Exercisable	exercisable

George W. Haligowski	—	n/a	356,667	3,333	3,432,402	23,198
Norval L. Bruce	—	n/a	86,667	8,333	645,703	67,997
Timothy M. Doyle	—	n/a	51,667	8,333	291,428	67,997
Steven C. Romelt	—	n/a	46,667	3,333	252,302	23,198
Don Nickbarg	—	n/a	7,000	18,000	54,386	114,514

(1)	The difference between the aggregate option exercise price and the closing price of $20.96 of the underlying shares at December 31, 2001.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

     At March 22, 2002, we had 5,805,292 shares of common stock outstanding.

     The following table sets forth, as of March 22, 2002, certain information as to those persons who were known by management to be beneficial owners of more than five percent of our common stock outstanding.

Beneficial Owner	Shares Beneficially Owned		Percent of Class

Franklin Mutual Advisors, Inc. 51 John F. Kennedy Parkway Short Hills, New Jersey 07078	689,000	(1)	11.87%
Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109	642,500	(2)	11.07%
T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, Maryland 21202	610,850	(3)	10.52%
Thomson Horstmann & Bryant, Inc. Park 80 West, Plaza Two Saddle Brook, New Jersey 07663	570,050	(4)	9.82%
Dimensional Fund Advisors 1299 Ocean Avenue, 11th Floor Santa Monica, California 90401	560,200	(5)	9.65%
George W. Haligowski 888 Prospect Street, Suite 110 La Jolla, California 92037	504,399	(6)	8.18%
Eubel Brady & Suttman Asset Management Inc. 7777 Washington Village Drive, Suite 210 Dayton, Ohio 45459	322,720	(7)	5.56%
Friedman, Billings, Ramsey Group, Inc. 1001 19th Street North Arlington, Virginia 22209	299,956	(8)	5.17%

(1)	As reported by Franklin Resources, Inc. (“Franklin”) on a Schedule 13G/A filed on or about January 18, 2000 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Franklin reported sole voting and dispositive powers as to 689,000 shares, and shared voting and dispositive powers as to none of the 689,000 shares covered by the report.

(2)	As reported by Wellington Management LLP (“Wellington”) on a Schedule 13G/A filed on or about February 14, 2001 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Wellington reported sole voting and dispositive powers as to no shares, shared voting power as to 410,600 shares, and shared dispositive power as to 642,500 of the 642,500 shares covered by the report.

(3)	As reported by T. Rowe Price Associates, Inc. (“Price Associates”) on a schedule 13G dated on or about February 14, 2002 and filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Price Associates reported sole voting power as to 193,400 shares, sole dispositive power as to 610,850 shares, and shared voting and dispositive power as to none of the 610,850 shares covered by the report.

(4)	As reported by Thomson Horstmann & Bryant, Inc. (“Thomson”) on a Schedule 13G/A filed on or about January 18, 2002 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Thomson reported sole voting power as to 253,600 shares, sole dispositive power as to 570,050 shares, shared voting and dispositive power as to none of the 570,050 shares covered by the report.

(5)	As reported by Dimensional Fund Advisors (“Dimensional”) on a Schedule 13G/A dated on or about January 30, 2002 and filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Dimensional reported sole voting and dispositive powers as to 560,200 shares, and shared voting and dispositive powers as to none of the 560,200 shares covered by the report.

(6)	Includes 360,000 shares underlying stock options which are currently exercisable or which will become exercisable within 60 days of March 22, 2002.

(7)	As reported by Eubel Brady and Suttman Asset Management, Inc. (“Suttman”) on a Schedule 13G/A filed on or about February 14, 2002 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Brady reported sole voting and dispositive power as to none of the 322,720 shares, and shared voting and dispositive power as to 322,720 shares of the 322,720 shares covered by the report.

(8)	As reported by Friedman, Billings, Ramsey Group, Inc. (“FBR”) on a Schedule 13G/A filed on or about February 13, 2002 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. FBR reported sole voting and dispositive powers as to 299,956 shares, and shared voting and dispositive powers as to none of the 299,956 shares covered by the report.

     The following table sets forth, as of March 22, 2002, certain information as to the shares of common stock beneficially owned by the directors and named executive officers and by all directors and executive officers of ITLA Capital as a group.

	Shares
	Beneficially
	Owned	Percent of
Beneficial Owner	(1)	Class

George W. Haligowski	504,399	8.18%
Norval L. Bruce	119,501	2.03%
Timothy M. Doyle	77,385	1.32%
Steven C. Romelt	69,435	1.19%
Don Nickbarg	15,333	0.26%
Sandor X. Mayuga	10,800	0.19%
Jeffrey L. Lipscomb	10,400	0.18%
Hirotaka Oribe	10,200	0.18%
Robert R. Reed	10,200	0.18%
All Directors and Executive Officers as a Group (12 Persons)	878,654	13.57%

(1)	Includes shares held directly, as well as an aggregate of 668,002 shares which are subject to immediately exercisable options and options exercisable within 60 days of March 22, 2002, under ITLA Capital’s Stock Option Plan, vested shares held by the SERP, and shares held in retirement accounts or by certain members of the named individual’s families or corporations for which an individual is an officer or director or held by trust of which an individual is trustee or a substantial beneficiary, over which shares the individual may be deemed to have sole or shared voting and/or dispositive power. The above named individuals held exercisable options and options exercisable within 60 days of March 22, 2002 as follows: Chairman Haligowski — 360,000 shares; Director Lipscomb — 10,000 shares; Director Mayuga — 10,000 shares; Director Oribe — 10,000 shares; Director Reed — 10,000 shares; Norval L. Bruce — 93,334 shares; Timothy M. Doyle — 58,334 shares; Don Nickbarg — 15,333 shares and Steven C. Romelt — 50,000 shares.

Item 13. Certain Relationships and Related Transactions

     During the year, we utilized the services of Tisdale & Nicholson. Director Mayuga is a partner in that law firm. During 2001, this law firm received $48,320 in legal fees from ITLA Capital, which was not in excess of 5% of the firm’s total revenues for the year.

     During the year, we utilized the services of a public relations firm which is owned by Director Lipscomb’s spouse. During 2001, this public relations firm received $36,508 in fees from ITLA Capital.

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

     (a)(3) Exhibits:

Reference
to Prior
Filling or
Regulation		Exhibit
S-K		Number
Exhibit		Attached
Number	Document	Hereto

3.1	Certificate of Incorporation, as amended	**
3.2	Bylaws, as amended	**
4	Instruments Defining the Rights of Security Holders, Including Indentures	None
9	Voting Trust Agreement	None
10.1	1995 Stock Option Plan For Nonemployee Directors	*
10.2	1995 Employee Stock Incentive Plan	*
10.3	Nonqualified Deferred Compensation Plan	***
10.4	Supplemental Salary Savings Plan	*
10.5	Glendale Headquarters Lease Agreement	*
10.6	Data Processing Agreement	*
10.7	Employment Agreement with George W. Haligowski	*
10.8	Change of Control Agreements	***
10.9	Recognition and Retention Plan	**
10.10	Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors	**
10.11	Supplemental Executive Retirement Plan	***
10.12	ITLA Capital Corporation Rabbi Trust Agreement	***
10.13	Salary Continuation Plan	****
11	Statement Regarding Computation of Per Share Earnings	None
12	Statement Regarding Computation of Ratios	None
13	Annual Report to Security Holders	Not required
18	Letter Regarding Change in Accounting Principles	None
21	Subsidiaries of the Registrant	21
22	Published Report Regarding Matters Submitted to Vote of Security Holders	None
23	Consent of Independent Certified Public Accountants	23
24	Power of Attorney	Not required
28	Information from Reports Furnished to State Insurance Regulatory Authorities	None
99	Confirmation of Receipt of Assurances from Arthur Andersen LLP	99

*	Filed as exhibits to Imperial’s Registration Statement on Form S-1 (File No. 33-96518) filed with the Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.

**	Filed as exhibits to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on May 10, 1996, pursuant to Section 5 of the Securities Act of 1933.

***	Previously filed on Registrant’s Form 10-K for the year ended December 31, 1999.

****	Previously filed on Registrant’s Form 10-K for the year ended December 31, 2000.

SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITLA CAPITAL CORPORATION

Date: April 1, 2001	By:	/s/ George W. Haligowski

George W. Haligowski Chairman of the Board, President and Chief Executive Officer (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George W. Haligowski George W. Haligowski	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 1, 2001

/s/ Timothy M. Doyle Timothy M. Doyle	Senior Managing Director and Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2001

/s/ Norval L. Bruce Norval L. Bruce	Director	April 1, 2001

/s/ Jeffrey L. Lipscomb Jeffrey L. Lipscomb	Director	April 1, 2001

/s/ Sandor X. Mayuga Sandor X. Mayuga	Director	April 1, 2001

/s/ Robert R. Reed Robert R. Reed	Director	April 1, 2001

/s/ Hirotaka Oribe Hirotaka Oribe	Director	April 1, 2001