Form 10-Q
period 2002-03-31
ITLA CAPITAL CORP
filed 2002-05-15
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

     Number of shares of common stock of the registrant: 5,804,292 outstanding as of May 8, 2002.

THIS FILING INCLUDES UNAUDITED FINANCIAL STATEMENTS THAT HAVE NOT BEEN REVIEWED IN ACCORDANCE WITH RULE 10-01 (d) OF REGULATION S-X PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION, BECAUSE THE REGISTRANT ELECTED NOT TO OBTAIN SUCH A REVIEW FROM ITS CURRENT INDEPENDENT AUDITOR, ARTHUR ANDERSEN, LLP, IN ACCORDANCE WITH STATEMENT OF AUDITING STANDARDS NUMBER 71. SEE “INFORMATION WITH RESPECT TO FINANCIAL STATEMENTS” IN THIS FILING FOR MORE INFORMATION.

ITLA CAPITAL CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2002

Forward Looking Statements

     “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to; the economic impact of the terrorist attacks on September 11, 2001, and the U.S. response to these attacks, changes in economic conditions in our market areas, changes in policies by regulatory agencies, the impact of competitive loan products, loan demand risks, the quality or composition of the loan or investment portfolios, including levels of nonperforming assets, fluctuations in interest rates, and changes in the relative differences between short and long term interest rates, and operating results and other risks detailed from time to time in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2002 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

     As used throughout this report, the terms “we”, “our” or “Company” refer to ITLA Capital Corporation and its consolidated subsidiaries.

PART I — FINANCIAL INFORMATION

Information with Respect to Financial Statements

This filing includes unaudited financial statements that have not been reviewed in accordance with Rule 10-01(d) of Regulation S -X promulgated by the Securities and Exchange Commission, because the Company elected not to obtain such a review from its current independent auditor, Arthur Andersen, LLP, in accordance with Statement of Auditing Standards Number 71. The Company plans to have these financial statements reviewed in accordance with Rule 10-01(d) by another independent auditor to be selected by the Company's Board of Directors, and will seek to have this review completed as soon as practicable following the selection of such other independent auditor. No independent auditor has opined that the financial statements set forth below present fairly, in all material aspects, the financial position, results of operations, cash flows and changes in shareholders' equity of the Company for the periods presented in accordance with generally accepted accounting principles.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001
	(unaudited)

	(in thousands except share amounts)

Assets
Cash and cash equivalents	$116,862	$134,241
Investment securities available for sale, at fair value	36,612	29,411
Stock in Federal Home Loan Bank	13,621	13,464
Real estate loans, net (net of allowance for loan losses of $26,701 and $24,722 in 2002 and 2001, respectively)	1,040,435	1,122,370
Real estate loans held in trust (net of allowance for loan losses of $1,928 in 2002 and 2001, respectively)	151,788	162,158
Interest receivable	9,332	11,144
Other real estate owned, net	12,110	13,741
Premises and equipment, net	2,418	2,177
Deferred income taxes	11,798	11,869
Other assets	9,897	7,733

Total assets	$1,404,873	$1,508,308

Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$901,168	$953,654
Federal Home Loan Bank advances	228,185	269,285
Collateralized mortgage obligations	98,841	109,648
Accounts payable and other liabilities	7,052	9,674

Total liabilities	1,235,246	1,342,261

Commitments and contingencies
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	28,142	28,118
Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital-common stock, $.01 par value; 20,000,000 shares authorized, 8,220,748 and 8,212,749 issued and outstanding in 2002 and 2001, respectively	58,288	58,183
Retained earnings	120,487	115,768
Accumulated other comprehensive income (loss)	124	(7)

	178,899	173,944
Less treasury stock, at cost 2,415,456 and 2,354,056 shares in 2002 and 2001, respectively	(37,414)	(36,015)

Total shareholders’ equity	141,485	137,929

Total liabilities and shareholders’ equity	$1,404,873	$1,508,308

See accompanying notes to the unaudited consolidated financial statements

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended
	March 31,

	(in thousands except per share amounts)
	2002	2001

Interest income:
Real estate loans, including fees	$23,516	$26,783
Real estate loans held in trust	2,840	4,322
Cash and investment securities	679	1,161

Total interest income	27,035	32,266

Interest expense:
Deposit accounts	8,293	15,814
Federal Home Loan Bank advances	1,538	531
Collateralized mortgage obligations	658	2,293

Total interest expense	10,489	18,638

Net interest income before provision for loan losses	16,546	13,628
Provision for loan losses	1,325	450

Net interest income after provision for loan losses	15,221	13,178

Non-interest income:
Late and collection fees	72	102
Gain on sale of loans, net	32	—
Fee income from mortgage banking activities	—	60
Other	21	152

Total non-interest income	125	314

Non-interest expense:
Compensation and benefits	3,319	2,756
Occupancy and equipment	717	693
FDIC assessment	42	45
Other	2,240	1,637

Total general and administrative	6,318	5,131

Real estate owned expense, net	86	15
Provision for losses on other real estate owned	513	122
(Gain) loss on sale of other real estate owned, net	(132)	32

Total real estate owned expense, net	467	169

Total non-interest expense	6,785	5,300

Income before provision for income taxes and minority interest in income of subsidiary	8,561	8,192
Minority interest in income of subsidiary	799	574

Income before provision for income taxes	7,762	7,618
Provision for income taxes	3,043	2,905

NET INCOME	$4,719	$4,713

BASIC EARNINGS PER SHARE	0.79	$0.70

DILUTED EARNINGS PER SHARE	$0.74	$0.67

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,

	2002	2001

	(in thousands)
Cash Flows From Operating Activities:
Net Income	$4,719	$4,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	220	199
Amortization of premium on purchased loans	53	805
Amortization of original issue discount and deferred debt issuance cost on CMO’s	52	88
Accretion of deferred loan origination fees, net of costs	(283)	(413)
Provision for loan losses	1,325	450
Provision for losses on other real estate owned	513	122
Gain on sale of real estate loans, net	(32)	—
(Gain) loss on sales of other real estate owned	(132)	32
Decrease in interest receivable	1,812	596
(Increase) decrease in other assets	1,233	1,832
Decrease in accounts payable and other liabilities	(2,598)	(432)

Net cash provided by operating activities	6,882	7,992

Cash Flows From Investing Activities:
Proceeds from securitization and sale of real estate loans	98,155	210
Decrease in real estate loans, net	27,635	18,874
Net cash paid to acquire Asahi Bank of California	(14,758)	—
Repayment of real estate loans held in trust	10,017	14,349
Purchase of real estate loans	(9,791)	(75,414)
Purchases of investment securities available for sale	(14,092)	(6,619)
Proceeds from the maturity of investment securities available for sale	7,000	33,260
Decrease in stock in Federal Home Loan Bank	—	(2,121)
Proceeds from the sale of other real estate owned	738	156
Other, net	(784)	(36)

Net cash used in investing activities	104,120	(17,341)

Cash Flows From Financing Activities:
Decrease in deposit accounts	(60,404)	(16,672)
Net proceeds from (repayment of borrowings) borrowings from the Federal Home Loan Bank	(41,100)	42,425
Repayment of Asahi repurchase agreement, net	(14,724)	—
Principal payments on collateralized mortgage obligations	(10,859)	(14,424)
Cash paid to acquire treasury stock	(1,399)	(1,777)
Proceeds from exercise of employee stock options	105	5
Proceeds from issuance of trust preferred securities	—	14,549

Net cash provided by financing activities	(128,381)	24,106

Net decrease in cash and cash equivalents	(17,379)	14,757
Cash and cash equivalents at beginning of period	134,241	70,950

Cash and cash equivalents at ending of period	$116,862	$85,707

Supplemental Cash Flow Information:
Cash paid during the period for interest	$10,866	$18,843
Cash paid during the period for income taxes	$1,700	$—
Non-cash Investing Transactions:
Loans transferred to other real estate owned	$548	$1,619

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The unaudited consolidated financial statements of ITLA Capital Corporation (“the Company”) included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the results of operations and financial position of the Company, as of and for the interim period indicated. The unaudited consolidated financial statements include the accounts of ITLA Capital and its wholly-owned subsidiaries, Imperial Capital Bank (the “Bank”) and Imperial Capital Real Estate Investment Trust (“Imperial Capital REIT”), ITLA Capital Statutory Trust I (“Trust I”) and ITLA Capital Statutory Trust II (“Trust II”). All intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations for the remainder of the year.

     These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - EARNINGS PER SHARE

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

     The following is a reconciliation of the calculation of Basic EPS and Diluted EPS.

	For the Three Months Ended March 31,

		Weighted-
		Average	Per
	Net	Shares	Share
	Income	Outstanding	Amount

	(in thousands, except per share data)
2002
Basic EPS	$4,719	6,007	$0.79
Effect of dilutive stock options	—	331	(0.05)

Diluted EPS	$4,719	6,338	$0.74

2001
Basic EPS	$4,713	6,720	$0.70
Effect of dilutive stock options	—	273	(0.03)

Diluted EPS	$4,713	6,993	$0.67

NOTE 3 - COMPREHENSIVE INCOME

     Comprehensive income, which encompasses net income and the net change in unrealized gains (losses) on investment securities available for sale, is presented below:

	Three Months Ended
	March 31,

	2002	2001

	(in thousands)
Net income	$4,719	$4,713
Other comprehensive gain (loss):
Unrealized gain (loss) on investment securities available for sale, net of tax expense (benefit) of $87 and $(27) for the three months ended March 31, 2002 and 2001, respectively	131	(40)

Comprehensive income	$4,850	$4,673

NOTE 4 - IMPAIRED LOANS RECEIVABLE

     As of March 31, 2002 and December 31, 2001, the recorded investment in impaired real estate loans and impaired real estate loans held in trust was $6.3 million and $16.7 million, respectively. The average recorded investment in impaired loans was $15.0 million for the three months ended March 31, 2002 and $24.0 million for the same period last year. Interest income recognized on impaired loans totaled $44,000 for the three months ended March 31, 2002 as compared to $127,000 for the same periods last year.

NOTE 5 -	GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY’S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

     The Company has two wholly-owned trust subsidiaries, Trust I and Trust II, which issued $14.0 million of 10.60% cumulative trust preferred securities and $15.0 million of 10.20% cumulative trust preferred securities, respectively, (referred to collectively as the “Trust Preferred securities”.) ITLA Capital has fully and unconditionally guaranteed the Trust Preferred securities along with all obligations of each trust under their respective trust agreements. Each trust was formed for the exclusive purpose of issuing their respective Trust Preferred securities and common securities and using the proceeds to acquire ITLA Capital’s junior subordinated deferrable interest debentures. Trust I acquired an aggregate principal amount of $14.4 million of ITLA Capital’s 10.60% junior subordinated deferrable interest debentures due September 7, 2030 and Trust II acquired an aggregate principal amount of $15.5 million of ITLA Capital’s 10.20% junior subordinated deferrable interest debentures due February 22, 2031. The sole assets of each trust are the debentures it holds. Each of the debentures is redeemable, in whole or in part, at ITLA Capital’s option on or after ten years after issuance, at declining premiums to maturity. The Company used the proceeds from the debentures for general corporate purposes, including an aggregate of $28.0 million in capital contributions to the Bank to support future growth.

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

NOTE 6 – RESIDUAL INTEREST IN SECURITIZATION

         During the quarter ended March 31, 2002, the Company formed a limited liability company to issue $86.3 million of asset-backed notes in a securitization of substantially all of its residential loan portfolio. The Company recognized a gain of $3.7 million on the securitization of these loans, although cash (representing the excess spread and servicing fees) is received over the lives of the loans. Concurrent with recognizing such gain on sale, the Company recorded the excess spread as a residual interest in the amount of $5.6 million which is recorded on the consolidated balance sheet in “Investment securities available for sale, at fair value”. The value of the residual interest is subject to substantial credit, prepayment, and interest rate risk on the sold residential loans. In accordance with the provisions of Statement of Financial Accounting Standards, or SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, the residual interest is classified as “available-for-sale asset” and, as such, recorded at fair value with the resultant changes in fair value recorded as unrealized gain or loss in a separate component of shareholders equity entitled “accumulated other comprehensive income or loss”, until realized. Fair value is determined on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the lives of the receivables using prepayment, default, and interest rate assumptions that the Company believes market participants would use for similar financial instruments.

         At March 31, 2002, key economic assumptions and the sensitivity of the current fair value of the residual interest based on projected cash flows to immediate adverse changes in those assumptions is as follows:

March 31, 2002

Dollars in thousands, except percentages
Fair value of retained interest	$5,619

Weighted average life (in years)	1.75

Weighted average annual prepayment speed	35.0%

Impact of 10% adverse change	$(521)

Impact of 25% adverse change	$(1,007)

Weighted average annual discount rate	15.0%

Impact of 10% adverse change	$(319)

Impact of 25% adverse change	$(756)

Weighted average lifetime credit losses	3.3%

Impact of 10% adverse change	$(301)

Impact of 25% adverse change	$(597)

         These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value of the residual is based on a variation in assumptions and generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the above table, the effect of a variation in a particular assumption on the fair value of the residual interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments but increased credit losses), which might magnify or counteract the sensitivities, and depending on the severity of such changes, the results of operations may be materially effected.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to identify the major factors that influenced the financial condition and results of operations for the three months ended March 31, 2002.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

General

     Consolidated net income was unchanged at $4.7 million for the three months ended March 31, 2002 and for the same period last year. Diluted EPS was $0.74 for the three months ended March 31, 2002 compared to $0.67 for the same period last year, an increase of 10.4%.

     The return on average assets was 1.37% for the three months ended March 31, 2002 compared to 1.40% for the same period last year. The return on average shareholders’ equity was 13.63% for the three months ended March 31, 2002, compared to 14.05% for the same period last year.

     Total loan production was $102.7 million for the three months ended March 31, 2002, consisting of the origination and/or purchase of $102.7 million of commercial real estate loans including $36.8 million of loans from our acquisition of Asahi Bank of California completed on January 31, 2002. Loan production during the same period last year totaled $129.3 million, consisting of the origination and/or purchase of $100.6 million of commercial real estate loans, $15.4 million of residential real estate loans and $13.3 million of franchise loans.

Net Interest Income and Margin

     The following table presents, for the three months ended March 31, 2002 and 2001, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

	For the Three Months Ended March 31,

	2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(dollars in thousands)
Assets
Cash and investments	$75,066	$679	3.67%	$78,649	$1,161	5.99%
Loans receivable:
Real estate loans	1,116,848	23,516	8.54%	1,073,465	26,783	10.12%
Real estate loans held in trust	158,073	2,840	7.29%	209,456	4,322	8.37%

Total loans receivable	1,274,921	26,356	8.38%	1,282,921	31,105	9.83%

Total interest-earning assets	1,349,987	$27,035	8.12%	1,361,570	$32,266	9.61%

Non-interest-earning assets	78,129			33,500
Allowance for loan losses	(28,558)			(27,502)

Total assets	$1,399,558			$1,367,568

Liabilities and Shareholders’ Equity
Deposit accounts:
Money market and passbook accounts	$166,544	$946	2.30%	$105,014	$1,349	5.21%
Time certificates	776,633	7,347	3.84%	904,829	14,465	6.48%

Total deposit accounts	943,177	8,293	3.57%	1,009,843	15,814	6.35%
FHLB advances	178,773	1,538	3.49%	35,137	531	6.13%
Collateralized mortgage obligations	103,078	658	2.59%	154,943	2,293	6.00%

Total interest-bearing liabilities	1,225,028	$10,489	3.47%	1,199,923	$18,638	6.30%

Non-interest-bearing liabilities	6,036			11,918
Trust preferred securities	28,130			19,664
Shareholders’ equity	140,364			136,063

Total liabilities and shareholders’ equity	$1,399,558			$1,367,568

Net interest spread			4.65%			3.31%

Net interest income before provision for loan losses		$16,546			$13,628

Net interest margin			4.97%			4.06%

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

	For the Three Months Ended
	March 31, 2002 and 2001
	Increase (Decrease) Due To:

	Volume	Rate	Total

	(In thousands)
Interest and fees earned from:
Real estate loans	$914	$(4,181)	$(3,267)
Real estate loans held in trust	(924)	(558)	(1,482)
Cash and investment securities	(32)	(450)	(482)

Total decrease in interest income	(42)	(5,189)	(5,231)

Interest paid on:
Deposit accounts	(588)	(6,933)	(7,521)
FHLB advances	1,236	(229)	1,007
Collateralized mortgage obligations	(331)	(1,304)	(1,635)

Total increase (decrease) in interest expense	317	(8,466)	(8,149)

(Decrease) increase in net interest income	$(359)	$3,277	$2,918

     Total interest income decreased $5.2 million to $27.0 million in the first quarter of 2002 compared to $32.3 million for the same period last year. The net decrease in interest income was due primarily to lower yields on interest earning assets.

     The average balance of real estate loans held by the Bank was essentially the same at $1.1 billion for the three months ended March 31, 2002 as compared to the same period last year. Loans secured by income producing properties and construction loans had an average balance of $1.1 billion during the quarter ended March 31, 2002 compared to $939.5 million during the same period last year. The average balance of purchased single family residential mortgages was $63.9 million during the quarter ended March 31, 2002, compared to $134.0 million in the same period in the prior year as a result of the sale and securitization of substantially all of our single family loan portfolio during the first quarter of 2002.

     The average balance of real estate loans held in trust was $158.1 million for the three months ended March 31, 2002 as compared to $209.5 million for the same period last year. This decrease was due to loan prepayments and principal amortization.

     The average yield earned on real estate loans decreased 158 basis points to 8.54% in the quarter ended March 31, 2002 as compared to 10.12% in the same period last year. The decrease in the yield on real estate loans was primarily due to the repricing of variable rate loans at lower interest rates resulting from the general decline in market interest rates. Our commercial real estate loan portfolio is primarily comprised of adjustable rate mortgages indexed to the six month LIBOR.

     Approximately 90.4% of our real estate loan portfolio (including real estate loans held in trust) are adjustable rate mortgages at March 31, 2002. These adjustable rate mortgages generally reprice on a quarterly basis and approximately $1.0 billion or 94.5% of our real estate loan portfolio contain interest rate floors, below which the loans’ contractual interest rate may not adjust. At March 31, 2002, the weighted average floor interest rate of these loans was 8.5%. At that date, approximately $976.2 million or 94.1% of those loans were at the floor interest rate, approximately $15.3 million or 1.5% were within 50 basis points of their floor interest rate, and approximately $17.8 million or 1.7% were greater than 50 but less than 100 basis points from their floor interest rate. If market interest rates decline, because most of our portfolio has reached the floor interest rate, our loans may be more susceptible to prepayment.

     Total interest expense decreased by $8.1 million to $10.5 million in the first quarter of 2002, compared to $18.6 million for the same period last year. This decrease was primarily attributable to lower interest rates paid on all interest bearing liabilities and lower average balances on our deposit accounts and Collateralized Mortgage Obligations (“CMO’s”) partially offset by higher average balances on Federal Home Loan Bank (“FHLB”) advances.

     Our cost of funds decreased to 3.47% during the three month period ended March 31, 2002, compared to 6.30% for the same period last year. This decrease in funding costs was due primarily to lower rates being paid on the CMO’s and deposit accounts as compared to the same period last year due to the general decline in market interest rates. The average rate paid on the CMO’s was 2.59% during the three months ended March 31, 2002 compared to 6.00% for the same period last year. The average balance of deposit accounts decreased $66.6 million to $943.2 million for the three months ended March 31, 2002, compared to $1.0 billion for the same period last year. The average balance of our CMO’s was $103.1 million during the first quarter of 2002, compared to $154.9 million for the same period last year. FHLB advances averaged $178.8 million in the current quarter, compared to $35.1 million for the same period last year.

     Net interest margin increased to 4.97% for the three months ended March 31, 2002 as compared to 4.06% for the same period last year primarily due to the 283 basis point decrease in cost of funds partially offset by the 149 basis point decrease in the yield on total average interest-earning assets.

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

     Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of nonperforming assets. Management believes that the allowance for loan losses as of March 31, 2002 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by the Bank’s regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

     The consolidated provision for loan losses totaled $1.3 million for the first quarter of 2002, compared to $450,000 for the same period last year. The current period provision for loan losses was recorded to provide for reserves based on an analysis of the factors referred to above and the valuation of certain nonperforming loans and other loans of concern, including our retained residential loans. The allowance for loan losses was 2.35% of total real estate loans and real estate loans held in trust at March 31, 2002 as compared to 2.03% at December 31, 2001. During the quarter ended March 31, 2002, the Company had net loan charge-offs of $1.0 million compared to a recovery of $3,000 for the same period last year. See also – “Financial Condition – Credit Risk”.

Non-interest Income

     Non-interest income decreased to $125,000 for the three ended March 31, 2002, compared to $314,000 for the same period last year. The decrease was primarily related to the lower fees on mortgage banking activities and late/collection fees on mortgage loans, partially offset by the net gain on sale and securitization of single family mortgage loans. During the quarter ended March 31, 2002 we securitized $86.3 million and sold $17.6 million of our residential loan portfolio for a net gain of $32,000.

Non-interest Expense

     Non-interest expense totaled $6.8 million for the three months ended March 31, 2002, compared to $5.3 million for the same period last year. Compensation and benefits expense totaled $3.3 million during the three months ended March 31, 2002, compared to $2.8 million for the same period last year. The increase in compensation and benefits expense was primarily due to additions made to retail and wholesale loan origination sales and operations staff.

     For the three months ended March 31, 2002, our ratio of consolidated general and administrative expense to average assets, on an annualized basis, increased to 1.81% compared to 1.50% for the same period last year. Our efficiency ratio, (excluding real estate owned expense), which is defined as general and administrative expenses as a percentage of net interest income and non-interest income was 37.9% for the quarter ended March 31, 2002, compared to 36.8% for the same period last year.

Minority Interest in Income of Subsidiary

     Minority interest in income of subsidiary, consisting of accrued distributions payable on our Trust Preferred securities, was $799,000 during the three month period ended March 31, 2002 as compared to $574,000 for the same period last year. On a period to period comparison, the increase was primarily due to the issuance of the Trust II in February 2001 of the prior year. See Note 5 to the unaudited Consolidated Financial Statements for further information.

FINANCIAL CONDITION

     Total assets decreased $103.4 million to $1.4 billion at March 31, 2002 as compared to $1.5 billion at December 31, 2001. At March 31, 2002, real estate loans, net totaled $1.0 billion, including approximately $58.5 million of franchise loans. During the three months ended March 31, 2002, the Bank’s loan portfolio decreased $81.9 million due to the sale and securitization of substantially all of our residential loan portfolio. Real estate loans held in trust decreased by $10.4 million during the current three month period. These decreases were partially offset by a $7.2 million increase in investment securities available for sale and a $2.2 million increase in other assets. The increase in investment securities available for sale is due primarily to the $5.6 million residual interest relating to our residential loan securitization. The increase in other assets was primarily due to the addition of $2.2 million of goodwill related to the acquisition of Asahi Bank of California. Total deposit accounts, which are concentrated in time certificates, decreased to $901.2 million at March 31, 2002 as compared to $953.7 million at December 31, 2001. FHLB advances deceased $41.1 million to $228.2 million at March 31, 2002, compared to $269.3 million at December 31, 2001. Management believes that a significant portion of deposits will remain with us upon maturity based on our historical experience regarding retention of deposits. CMO’s decreased $10.8 million to $98.8 million at March 31, 2002 compared to $109.6 million at December 31, 2001.

Residual Interest

     In the first quarter of 2002, the Company formed a limited liability company to issue the $86.3 million of asset-backed notes in a securitization of substantially all of its residential loan portfolio. These notes were rated AAA by Standard & Poor’s, Aaa by Moody’s, and are insured by Financial Security Assurance. In the securitization, residential loans were sold to the limited liability company for a cash purchase price and an interest in the loans securitized in the form of the excess spread. The cash purchase price was raised through an offering of the asset-backed notes issued by the limited liability company. Noteholders are entitled to receive the principal collected on the loans and the stated interest rate on the notes. We are entitled to receive the excess spread. The excess spread generally represents, over the estimated life of the loans, the excess of the weighted average coupon on the loans sold over the sum of the note interest rate less other expenses including a trustee fee and an insurance fee. Valuation of the excess spread includes an estimate of annual future credit losses related to the loans securitized. These reported cash flows are discounted when computing the value of the residual interest.

     We recognized a gain on the sale of these loans, although cash (representing the excess spread and servicing fees) is received by us over the lives of the loans. Concurrent with recognizing such gain on sale, we recorded the excess spread as a residual interest of $5.6 million which is indicated on our consolidated balance sheet as “Investment securities available for sale, at fair value” section. The value of the residual interest is subject to substantial credit, prepayment and interest rate risk on the sold residential loans.

     In accordance with the provisions of Statement of Financial Accounting Standards, or SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, we classified our residual interest as “available-for-sale asset” and, as such, they are recorded at fair value with the resultant changes in fair value recorded as accumulated unrealized gain or loss in a separate component of shareholders equity entitled “accumulated other comprehensive income or loss”, until realized. We determine fair value on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the lives of the receivables using prepayment, default, and interest rate assumptions that we believe market participants would use for similar financial instruments.

     At March 31, 2002, key economic assumptions and the sensitivity of the current fair value of the residual interest based on projected cash flows to immediate adverse changes in those assumptions is as follows:

March 31, 2002

(Dollars in thousands, except percentages)
Fair value of retained interest	$5,619
Weighted average life (in years)	1.75
Weighted average annual prepayment speed	35.0%
Impact of 10% adverse change	$(521)
Impact of 25% adverse change	$(1,007)
Weighted average annual discount rate	15.0%
Impact of 10% adverse change	$(319)
Impact of 25% adverse change	$(756)
Weighted average lifetime credit losses	3.3%
Impact of 10% adverse change	$(301)
Impact of 25% adverse change	$(597)

     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value of our residual based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the above table, the effect of a variation in a particular assumption on the fair value of the residual interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments but increased credit losses), which might magnify or counteract the sensitivities, and depending on the severity of such charges, the results of operations may be materially effected.

CREDIT RISK

Nonperforming Assets, Other Loans of Concern and Allowance for Loan Losses

     The following table sets forth our nonperforming assets by category, accruing loans past due 90 days or more and troubled debt restructurings as of the dates indicated.

	March 31, 2002	December 31, 2001

	(dollars in thousands)
Nonaccrual loans:
Real estate	$3,347	$13,690
Construction	1,550	1,600

Total nonaccrual loans	4,897	15,290
Other real estate owned, net	12,110	13,741

Total nonperforming assets	17,007	29,031
Performing troubled debt restructurings	3,932	3,752

	$20,939	$32,783

Nonaccrual loans to total real estate loans and real estate loans held in trust	0.40%	1.17%
Allowance for loan losses to nonaccrual loans	584.62%	174.30%
Nonperforming assets to total assets	1.21%	1.92%

     At March 31, 2002, other real estate owned consisted of four income producing properties totaling $12.0 million and one single family residential property valued at $65,000.

     As of March 31, 2002 and December 31, 2001, other loans of concern totaled $17.2 million and $21.5 million, respectively. Other loans of concern consist of loans with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category. The decrease in other loans of concern for the three months ended March 31, 2002 was primarily due to $4.2 million of loans being sold or paid-off, $1.4 million of loans being upgraded due to improving conditions and $1.7 million of loans migrating to nonaccrual status, partially offset by $3.0 million of new other loans of concern.

     The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

	For Three	For the
	Months Ended	Year Ended
	March 31,	December 31,
	2002	2001

	(dollars in thousands)
Balance at beginning of period	$26,650	$27,186
Provision for loan losses	1,325	4,575
Acquired from Asahi Bank of California	1,639	—
Charge-offs:
Real estate loans	(988)	(2,845)
Construction loans	—	(2,419)

Total charge-offs	(988)	(5,264)

Recoveries:
Real estate loans	3	153

Total recoveries	3	153

Net charge-offs	(985)	(5,111)

Balance at end of period	$28,629	$26,650

Allowance for loan losses as a percentage of real estate loans and loans held in trust, net	2.35%	2.03%

Liquidity

     Liquidity refers to our ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new real estate loans. We maintain a cash and investment securities portfolio designed to satisfy operating liquidity requirements while preserving capital and maximizing yield. As of March 31, 2002, we held approximately $116.9 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $36.6 million of investment securities classified as available for sale.

     Short-term fixed income investments classified as cash equivalents consisted of interest-bearing deposits at financial institutions, government money market funds and short-term government agency securities, while investment securities available for sale consisted primarily of fixed income instruments which were rated “AAA” or equivalent by nationally recognized rating agencies. As of March 31, 2002 and December 31, 2001, the Bank’s liquidity ratios were 16.5% and 17.0%, respectively. In addition, our liquidity position is supported by a credit facility with the Federal Home Loan Bank of San Francisco. As of March 31, 2002, we had remaining available borrowing capacity under this credit facility of $61.3 million, net of the $3.2 million of additional Federal Home Loan Bank Stock that we would be required to purchase to support those additional borrowings, and $30.0 million of unused federal funds credit facilities under established lines of credit with two banks.

Capital Resources

     As of March 31, 2002, the Bank’s Leverage (Core), Tier I and Total Risk-Based capital ratios were 9.5%, 10.6% and 11.9%, respectively. These ratios were 10.1%, 10.7% and 12.0%, respectively, as of December 31, 2001. The decrease in capital ratios from December 31, 2001 to March 31, 2002 was due primarily to the Bank’s $7.0 million dividend payment to its Parent, partially offset by the Bank’s net income of $4.4 million. The minimum regulatory requirement for Leverage (Core), Tier I and Total Risk-Based capital are 4.0%, 4.0% and 8.0%, respectively. As of March 31, 2002, the Bank’s capital position was designated as “well capitalized” for regulatory purposes.

     At March 31, 2002, shareholders’ equity totaled $141.5 million or 10.1 percent of total assets. The Company continued to repurchase shares of its common stock in the open market during the first quarter of 2002. During the first quarter of 2002, the Company repurchased 61,400 shares of common stock at an average price of $22.79 per share. Since beginning share repurchases in April of 1997, the Company has repurchased a total of 2,134,619 shares or approximately 26.0% of the outstanding shares of common stock, returning approximately $34.9 million of capital to its shareholders at an average price of $16.33 per share. Through our stock repurchase program, 100 percent of the Company’s secondary public offering, which raised $22.6 million in April of 1996 has been retired along with returning to our shareholders approximately $12.3 million of proceeds from the Company’s initial public offering completed in October 1995. The Company’s book value per share of common stock was $24.34 as of March 31, 2002, as compared to $23.54 as of December 31, 2001, and $20.76 as of March 31, 2001.

ITEM 3: MARKET RISK

     Our estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in our annual report on Form 10-K for the year ended December 31, 2001.

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

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITLA CAPITAL CORPORATION
Date: May 15, 2002	/s/ George W. Haligowski

George W. Haligowski Chairman of the Board, President and Chief Executive Officer

Date: May 15, 2002	/s/ Timothy M. Doyle

Timothy M. Doyle Managing Director and Chief Financial Officer