Form 10-Q
period 2002-06-30
ITLA CAPITAL CORP
filed 2002-08-14
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Yes [X]   No [   ]

     Number of shares of common stock of the registrant: 5,786,258 outstanding as of August 7, 2002.

ITLA CAPITAL CORPORATION
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

Forward Looking Statements

     “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to; the economic impact of the terrorist attacks on September 11, 2001 and the U.S. response to these attacks, changes in economic conditions in our market areas, changes in policies by regulatory agencies, the impact of competitive loan products, loan demand risks, the quality or composition of the loan or investment portfolios, including levels of nonperforming assets, fluctuations in interest rates, and changes in the relative differences between short and long term interest rates, and operating results and other risks detailed from time to time in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2002 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us. As used throughout this report, the terms “we”, “our” or “Company” refer to ITLA Capital Corporation and its consolidated subsidiaries.

Part I — FINANCIAL INFORMATION

     This filing includes unaudited financial statements that have been reviewed in accordance with Rule 10-01(d) of Regulation S-X promulgated by the Securities and Exchange Commission. Because the Registrant elected to change auditors from Arthur Andersen LLP to Ernst and Young LLP during the second quarter ended June 30, 2002, the interim financial statements from the previous quarter and current quarter have been reviewed by Ernst and Young LLP in accordance with Statement of Auditing Standards Number 71 without exception, but no report of that independent public account need be presented.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2002	December 31,
	(unaudited)	2001

	(in thousands except share amounts)
Assets
Cash and cash equivalents	$101,890	$134,241
Investment securities available for sale, at fair value	38,879	29,411
Stock in Federal Home Loan Bank	15,009	13,464
Real estate loans, net (net of allowance for loan losses of $27,570 and $24,722 in 2002 and 2001, respectively)	1,097,091	1,122,370
Real estate loans held in trust (net of allowance for loan losses of $1,928 in 2002 and 2001, respectively)	142,349	162,158
Interest receivable	8,927	11,144
Other real estate owned, net	10,290	13,741
Premises and equipment, net	2,792	2,177
Deferred income taxes	11,754	11,869
Other assets	11,966	7,733

Total assets	$1,440,947	$1,508,308

Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$868,374	$953,654
Federal Home Loan Bank advances	300,185	269,285
Collateralized mortgage obligations	89,374	109,648
Accounts payable and other liabilities	8,794	9,674

Total liabilities	1,266,727	1,342,261

Commitments and contingencies
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	28,166	28,118
Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital-common stock, $.01 par value; 20,000,000 shares authorized, 8,222,414 and 8,212,749 issued and outstanding in 2002 and 2001, respectively	58,462	58,183
Retained earnings	125,292	115,768
Accumulated other comprehensive income (loss)	226	(7)

	183,980	173,944
Less treasury stock, at cost — 2,433,156 and 2,354,056 shares in 2002 and 2001, respectively	(37,926)	(36,015)

Total shareholders’ equity	146,054	137,929

Total liabilities and shareholders’ equity	$1,440,947	$1,508,308

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in thousands except per share amounts)
Interest income:
Real estate loans, including fees	$23,062	$26,635	$46,578	$53,418
Real estate loans held in trust	2,662	4,006	5,502	8,328
Cash and investment securities	846	787	1,525	1,948

Total interest income	26,570	31,428	53,605	63,694

Interest expense:
Deposit accounts	7,095	14,097	15,388	29,911
Federal Home Loan Bank advances	1,350	1,127	2,888	1,658
Collateralized mortgage obligations	631	1,689	1,289	3,982

Total interest expense	9,076	16,913	19,565	35,551

Net interest income before provision for loan losses	17,494	14,515	34,040	28,143
Provision for loan losses	2,100	500	3,425	950

Net interest income after provision for loan losses	15,394	14,015	30,615	27,193

Non-interest income:
Fee income from mortgage banking activities	—	—	—	60
Gain on sale of loans, net	—	—	32	—
Other	102	239	195	493

Total non-interest income	102	239	227	553

Non-interest expense:
Compensation and benefits	3,159	3,097	6,478	5,853
Occupancy and equipment	738	750	1,455	1,443
FDIC assessment	42	48	84	93
Other	2,373	1,886	4,613	3,523

Total general and administrative	6,312	5,781	12,630	10,912

Real estate owned expense, net	168	35	254	50
Provision for losses on other real estate owned	283	81	796	203
Loss (gain) on sale of other real estate owned, net	57	(69)	(75)	(37)

Total real estate owned expense, net	508	47	975	216

Total non-interest expense	6,820	5,828	13,605	11,128

Income before provision for income taxes and minority interest in income of subsidiary	8,676	8,426	17,237	16,618
Minority interest in income of subsidiary	797	796	1,596	1,370

Income before provision for income taxes	7,879	7,630	15,641	15,248
Provision for income taxes	3,074	2,911	6,117	5,816

NET INCOME	$4,805	$4,719	$9,524	$9,432

BASIC EARNINGS PER SHARE	$0.80	$0.71	$1.59	$1.41

DILUTED EARNINGS PER SHARE	$0.75	$0.69	$1.49	$1.36

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,

	2002	2001

	(in thousands)
Cash Flows From Operating Activities:
Net Income	$9,524	$9,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	444	405
Amortization of premium on purchased loans	216	1,615
Amortization of original issue discount and deferred debt issuance costs on CMOs	97	166
Accretion of deferred loan origination fees, net of costs	(418)	(915)
Provision for loan losses	3,425	950
Provision for losses on other real estate owned	796	203
Gain on sale of real estate loans, net	(32)	—
Gain in the sale of other real estate owned	(75)	(37)
Decrease in interest receivable	2,217	888
(Increase) decrease in other assets	(1,711)	244
(Decrease) increase in accounts payable and other liabilities	(976)	185

Net cash provided by operating activities	13,507	13,136

Cash Flows From Investing Activities:
Proceeds from securitization and sale of real estate loans	98,155	356
(Increase) decrease in real estate loans, net	(24,524)	82,488
Net cash paid to acquire Asahi Bank of California	(14,872)	—
Repayment of real estate loans held in trust	19,148	26,118
Purchases of real estate loans	(15,791)	(119,852)
Purchases of investment securities available for sale	(23,418)	(11,000)
Proceeds from maturity of investment securities available for sale	15,000	43,260
Increase in stock in Federal Home Loan Bank	(1,545)	(5,344)
Proceeds from the sale of other real estate owned	2,730	1,723
Other, net	(749)	(198)

Net cash provided by investing activities	54,134	17,551

Cash Flows From Financing Activities:
Decrease in deposit accounts	(94,049)	(88,787)
Net proceeds from borrowings from the Federal Home Loan Bank	30,900	106,885
Repayment of Asahi repurchase agreement, net	(14,693)	—
Principal repayments on collateralized mortgage obligations	(20,371)	(26,864)
Cash paid to acquire treasury stock	(1,911)	(9,167)
Proceeds from exercise of employee stock options	132	48
Proceeds from issuance of trust preferred securities	—	14,549

Net cash used in financing activities	(99,992)	(3,336)

Net (decrease) increase in cash and cash equivalents	(32,351)	27,351
Cash and cash equivalents at beginning of the period	134,241	70,950

Cash and cash equivalents at end of period	$101,890	$98,301

Supplemental Cash Flow Information:
Cash paid during the period for interest	$19,767	$35,729
Cash paid during the period for income taxes	$7,725	$5,800
Noncash Investing Transactions:
Loans transferred to other real estate owned	$548	$1,773

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

     The unaudited consolidated financial statements of ITLA Capital Corporation (“the Company”) included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the results of operations and financial position of the Company, as of and for the interim periods indicated. The unaudited consolidated financial statements include the accounts of ITLA Capital and its wholly owned subsidiaries, Imperial Capital Bank (the “Bank”) and Imperial Capital Real Estate Investment Trust (“Imperial Capital REIT”), ITLA Capital Statutory Trust I (“Trust I”) and ITLA Capital Statutory Trust II (“Trust II”). All intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations for the remainder of the year.

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

     The following is a reconciliation of the calculation of Basic EPS and Diluted EPS.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,

		Weighted-			Weighted-
		Average	Per		Average	Per
	Net	Shares	Share	Net	Shares	Share
	Income	Outstanding	Amount	Income	Outstanding	Amount

	(in thousands, except per share data)
2002
Basic EPS	$4,805	5,979	$0.80	$9,524	5,995	$1.59
Effect of dilutive stock options	—	465	(0.05)	—	406	(0.10)

Diluted EPS	$4,805	6,444	$0.75	$9,524	6,401	$1.49

2001
Basic EPS	$4,719	6,633	$0.71	$9,432	6,676	$1.41
Effect of dilutive stock options	—	221	(0.02)	—	236	(0.05)

Diluted EPS	$4,719	6,854	$0.69	$9,432	6,912	$1.36

NOTE 3 — COMPREHENSIVE INCOME

     Comprehensive income, which encompasses net income and the net change in unrealized gains (losses) on investment securities available for sale, is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in thousands)
Net Income	$4,805	$4,719	$9,524	$9,432
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale, net of tax expense of $68 and $20 for the three months ended June 30, 2002 and 2001, and net of tax expense of $156 and net tax benefit of $47 for the six months ended June 30, 2002 and 2001, respectively	102	30	233	(70)

Comprehensive income	$4,907	$4,749	$9,757	$9,362

NOTE 4 — IMPAIRED LOANS RECEIVABLE

     As of June 30, 2002 and December 31, 2001, the recorded investment in impaired real estate loans and impaired real estate loans held in trust was $10.1 million and $16.7 million, respectively. The average recorded investment in impaired loans was $9.1 million for the three months ended June 30, 2002 and $28.5 million for the same period last year. The average recorded investment in impaired loans was $11.8 million for the six months ended June 30, 2002 and $25.2 million for the same period last year. Interest income recognized on impaired loans totaled $35,000 and $79,000 for the three and six months ended June 30, 2002 as compared to $12,000 for the same periods last year.

NOTE 5 — GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY’S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

     The Company has two wholly-owned trust subsidiaries, Trust I and Trust II which issued $14.0 million of 10.60% cumulative trust preferred securities and $15.0 million of 10.20% cumulative trust preferred securities, respectively, (referred to collectively as the “Trust Preferred securities”). ITLA Capital has fully and unconditionally guaranteed the Trust Preferred securities along with all obligations of each trust under their respective trust agreements. Each trust was formed for the exclusive purpose of issuing their respective Trust Preferred securities and common securities and using the proceeds to acquire ITLA Capital’s junior subordinated deferrable interest debentures. Trust I acquired an aggregate principal amount of $14.4 million of ITLA Capital’s 10.60% junior subordinated deferrable interest debentures due September 7, 2030 and Trust II acquired an aggregate principal amount of $15.5 million of ITLA Capital’s 10.20% junior subordinated deferrable interest debentures due February 22, 2031. The sole assets of each trust are the debentures it holds. Each of the debentures is redeemable, in whole or in part, at ITLA Capital’s option on or after ten years after issuance, at declining premiums to maturity. The Company used the proceeds from the debentures for general corporate purposes, including an aggregate of $28.0 million in capital contributions to the Bank to support future growth.

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

NOTE 6 — RESIDUAL INTEREST IN SECURITIZATION

     During the quarter ended March 31, 2002, the Company formed a limited liability company to issue $86.3 million of asset-backed notes in a securitization of substantially all of its residential loan portfolio. The Company recognized a gain of $3.7 million on the securitization of these loans, although cash (representing the excess spread and servicing fees) is received by us over the lives of the loans. Concurrent with recognizing such gain on sale, the Company recorded the excess spread as a residual interest of $5.6 million which is recorded on the consolidated balance sheet in the “Investment securities available for sale, at fair value”. The value of the residual interest is subject to substantial credit, prepayment, and interest rate risk on the sold residential loans. In accordance with the provisions of Statement of Financial Accounting Standards, or SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, the residual interest is classified as “available-for-sale asset” and, as such, recorded at fair value with the resultant changes in fair value recorded as unrealized gain or loss in a separate component of shareholders equity entitled “accumulated other comprehensive income or loss”, until realized. Fair value is determined on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the lives of the receivables using prepayment, default, and interest rate assumptions that we believe market participants would use for similar financial instruments.

     At June 30, 2002, key assumptions used to estimate the fair value of the residual interest based on projected cash flows, and the sensitivity of the value to immediate adverse changes in those assumptions is as follows:

June 30, 2002

Dollars in thousands, except percentages
Fair value of retained interest	$5,619
Weighted average life (in years)	1.73
Weighted average annual prepayment speed	35.0%
Impact of 10% adverse change	$(119)
Impact of 25% adverse change	$(445)
Weighted average annual discount rate	15.0%
Impact of 10% adverse change	$(262)
Impact of 25% adverse change	$(626)
Weighted average lifetime credit losses	3.3%
Impact of 10% adverse change	$(281)
Impact of 25% adverse change	$(679)

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

NOTE 7 — ACQUISITION OF ASAHI BANK OF CALIFORNIA

     During the first quarter ended March 31, 2002, the Bank completed its acquisition of Asahi Bank of California a wholly-owned subsidiary of Asahi Bank Ltd. - Japan, for approximately $14.9 million. The acquisition was structured as a statutory merger of Asahi Bank of California into the Bank. On the date of acquisition, Asahi Bank of California had total assets of approximately $50.0 million, including $35.0 million of commercial real estate and business loans and $15.0 million of cash and securities which were acquired by the Bank at the closing of the transaction.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to identify the major factors that influenced the financial condition and results of operations for the three months and six months ended June 30, 2002.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

General

     Consolidated net income totaled $4.8 million for the three months ended June 30, 2002 compared to $4.7 million for the same period last year, an increase of 2.1%. The increase in net income was primarily due to an increase in net interest income, partially offset by an increase in the provision for loan losses and an increase in non-interest expense. Diluted EPS was $0.75 for the three months ended June 30, 2002 compared to $0.69 for the same period last year, an increase of 8.7%.

     The return on average assets was 1.46% for the three months ended June 30, 2002 compared to 1.37% for the same period last year. The return on average shareholders’ equity was 13.31% for the three months ended June 30, 2002, compared to 13.69% for the same period last year.

     Total loan production was $127.2 million for the three months ended June 30, 2002, consisting of the origination and/or purchase of $121.2 million of commercial real estate loans and $6.0 million of franchise loans. Loan production during the same period last year totaled $118.1 million, consisting of the origination and/or purchase of $99.4 million of commercial real estate loans, the purchase of $2.5 million of residential real estate loans and $16.2 million of franchise loans.

Net Interest Income and Margin

     The following table presents, for the three months ended June 30, 2002 and 2001, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

	For the Three Months Ended June 30,

	2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(dollars in thousands)
Assets
Cash and investments	$66,610	$846	5.09%	$63,279	$787	4.99%
Loans receivable:
Real estate loans	1,094,054	23,062	8.45%	1,114,223	26,635	9.59%
Real estate loans held in trust	149,000	2,662	7.17%	195,059	4,006	8.24%

Total loans receivable	1,243,054	25,724	8.30%	1,309,282	30,641	9.39%

Total interest-earning assets	1,309,664	$26,570	8.14%	1,372,561	$31,428	9.18%

Non-interest-earning assets	42,374			32,345
Allowance for loan losses	(29,169)			(27,401)

Total assets	$1,322,869			$1,377,505

Liabilities and Shareholders’ Equity
Deposit accounts:
Money market and passbook accounts	$142,849	$691	1.94%	$105,619	$1,139	4.33%
Time certificates	739,216	6,404	3.47%	860,915	12,958	6.04%

Total deposit accounts	882,065	7,095	3.23%	966,534	14,097	5.85%
Collateralized mortgage obligations	93,673	631	2.70%	140,575	1,689	4.82%
FHLB advances	168,755	1,350	3.21%	89,164	1,127	5.07%

Total interest-bearing liabilities	1,144,493	$9,076	3.18%	1,196,273	$16,913	5.67%

Non-interest-bearing liabilities	5,467			14,934
Trust preferred securities	28,154			28,063
Shareholders’ equity	144,755			138,235

Total liabilities and shareholders’ equity	$1,322,869			$1,377,505

Net interest spread			4.96%			3.51%

Net interest income before provision for loan losses		$17,494			$14,515

Net interest margin			5.36%			4.24%

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

	For the Three Months Ended
	June 30, 2002 and 2001

	Increase (Decrease) Due to:

	Volume	Rate	Total

	(In thousands)
Interest and fees earned from:
Real estate loans	$(424)	$(3,149)	$(3,573)
Real estate loans held in trust	(822)	(522)	(1,344)
Cash and investment securities	43	16	59

Total decrease in interest income	$(1,203)	(3,655)	(4,858)

Interest paid on:
Deposit accounts	(679)	(6,323)	(7,002)
Collateralized mortgage obligations	(316)	(742)	(1,058)
FHLB advances	637	(414)	223

Total decrease in interest expense	(358)	(7,479)	(7,837)

(Decrease) increase in net interest income	$(845)	$3,824	$2,979

     Total interest income decreased $4.8 million to $26.6 million in the second quarter of 2002 compared to $31.4 million for the same period last year. The decrease in interest income was due primarily to lower yields on interest earning assets.

     The average balance of real estate loans held by the Bank was essentially the same at $1.1 billion for the three months ended June 30, 2002 as compared to the same period last year. Loans secured by income producing properties and construction loans had an average balance of $1.0 billion during the quarter ended June 30, 2002 compared to $956.8 million during the same period last year. The average balance of purchased single family residential mortgages was $540,000 during the quarter ended June 30, 2002, compared to $136.5 million in the same period in the prior year as a result of the disposition of substantially all of our single family loan portfolio during the first quarter of 2002.

     The average balance of real estate loans held in trust was $149.0 million for the three months ended June 30, 2002 as compared to $195.1 million for the same period last year. This decrease was due to loan prepayments and principal amortization.

     The average yield earned on real estate loans decreased 114 basis points to 8.45% in the quarter ended June 30, 2002 as compared to 9.59% in the same period last year. The decrease in the yield on real estate loans was primarily due to the repricing of variable rate loans at lower interest rates resulting from the general decline in market interest rates. Our commercial real estate loan portfolio is primarily comprised of adjustable rate mortgages indexed to the six month LIBOR.

     Approximately 90.8% of our real estate loan portfolio (including real estate loans held in trust) are adjustable rate mortgages at June 30, 2002. These adjustable rate mortgages generally reprice on a quarterly basis and approximately $1.1 billion or 94.6% of our real estate loan portfolio contain interest rate floors, below which the loans’ contractual interest rate may not adjust. At June 30, 2002, the weighted average floor interest rate of these loans was 8.3%. At that date, approximately $1.0 billion or 95.9% of those loans were at the floor interest rate, approximately $11.9 million or 1.1% were within 50 basis points of their floor interest rate, and approximately $13.3 million or 1.2% were greater than 50 but less than 100 basis points from their floor interest rate. If market rates decline further, because most of our portfolio has reached the floor interest rates, our loans may be more susceptible to prepayments.

     Total interest expense decreased by $7.8 million to $9.1 million in the second quarter of 2002, compared to $16.9 million for the same period last year. This decrease was primarily attributable to lower interest rates paid on all interest bearing liabilities and lower average balances on deposit accounts and Collateralized Mortgage Obligations (“CMOs”), partially offset by higher average balances on Federal Home Loan Bank (“FHLB”) advances.

     Our cost of funds decreased to 3.18% during the three months ended June 30, 2002, compared to 5.67% for the same period last year. This decrease in funding costs was due primarily to lower rates being paid on our deposit accounts and CMOs, as compared to the same period last year due to the general decline in market interest rates, and to a lesser extent, lower average balances of interest-bearing liabilities. The average rate paid on deposit accounts was 3.23% during the three months ended June 30, 2002, compared to 5.85% for the same period last year. The average rate paid on CMOs was 2.70% during the three months ended June 30, 2002 compared to 4.82% for the same period last year. The average balance of deposit accounts decreased $84.4 million to $882.1 million for the three months ended June 30, 2002, compared to $966.5 million for the same period last year. The average balance of our CMOs was $93.7 million during the second quarter of 2002, compared to $140.6 million for the same period last year. FHLB advances averaged $168.8 million in the current quarter, compared to $89.2 million for the same period last year.

     Net interest margin increased to 5.36% for the three months ended June 30, 2002 as compared to 4.24% for the same period last year primarily due to the 249 basis point decrease in the average cost of funds partially offset by the 104 basis point decrease in the average yield on interest-earning assets.

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

     Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of nonperforming assets. Management believes that the allowance for loan losses as of June 30, 2002 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by the Bank’s regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

     The consolidated provision for loan losses totaled $2.1 million in the second quarter of 2002, compared to $500,000 for the same period in the prior year. The current period provision for loan losses was recorded to provide for reserves based on an analysis of the factors referred to above and the valuation of certain nonperforming loans and other loans of concern. The allowance for loan losses was 2.32% of total real estate loans and real estate loans held in trust at June 30, 2002 as compared to 2.03% at December 31, 2001. See also-“Financial Condition-Credit Risk.”

Non-interest Income

     Non-interest income decreased to $102,000 for the three months ended June 30, 2002, compared to $239,000 for the same period last year. The decrease was primarily related to the lower late/collection fees on mortgage loans.

Non-interest Expense

     Non-interest expense totaled $6.8 million for the three months ended June 30, 2002, compared to $5.8 million for the same period last year. The increase was primarily attributable to certain infrastructure costs relating to the Bank’s charter conversion activities including core processing system conversion costs and additions to the information technology and savings operations staff.

     For the three months ended June 30, 2002, our ratio of consolidated general and administrative expense to average assets, on an annualized basis, increased to 1.91% compared to 1.68% for the same period last year. Our efficiency ratio, (excluding real estate operations), which is defined as general and administrative expenses as a percentage of net interest income and non-interest income was 35.87% for the quarter ended June 30, 2002, compared to 39.18% for the same period last year.

Minority Interest in Income of Subsidiary

     Minority interest in income of subsidiary was $797,000 during the three month period ended June 30, 2002 as compared to $796,000 for the same period last year, consisting of accrued distributions payable on our Trust Preferred securities. See Note 5 to the unaudited Consolidated Financial Statements for further information.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

General

     Consolidated net income totaled $9.5 million for the six months ended June 30, 2002 compared to $9.4 million for the same period last year. The increase in net income was primarily due to increases in net interest income, partially offset by increases in the provision for loan losses, non-interest expense and in minority interest in income of subsidiary. Diluted EPS was $1.49 for the six months ended June 30, 2002, compared to $1.36 for the same period last year, an increase of 9.6%. The return on average assets was 1.41% for the six months ended June 30, 2002, compared to 1.38% for the same period last year. The return on average shareholders’ equity was 13.47% for the six months ended June 30, 2002, compared to 13.87% for the same period last year.

     Total loan production was $229.9 million for the six months ended June 30, 2002, consisting of the origination and/or purchase of $223.9 million of commercial real estate loans including $36.8 million of loans acquired from the Asahi Bank of California, and $6.0 million of franchise loans. Loan production during the same period last year totaled $247.4 million, consisting of the origination and/or purchase of $200.1 million of commercial real estate loans, $17.8 million of residential real estate loans and $29.5 million of franchise loans.

Net Interest Income and Margin

     The following table presents, for the six months ended June 30, 2002 and 2001, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

	For the Six Months Ended June 30,

	2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(dollars in thousands)
Assets
Cash and investments	$69,343	$1,525	4.43%	$71,581	$1,948	5.49%
Loans receivable:
Real estate loans	1,112,596	46,578	8.44%	1,094,841	53,418	9.84%
Real estate loans held in trust	153,511	5,502	7.23%	202,218	8,328	8.30%

Total loans receivable	1,266,107	52,080	8.29%	1,297,059	61,746	9.60%

Total interest-earning assets	1,335,450	$53,605	8.09%	1,368,640	$63,694	9.38%

Non-interest-earning assets	56,566			32,854
Allowance for loan losses	(28,862)			(27,451)

Total assets	$1,363,154			$1,374,043

Liabilities and Shareholders’ Equity
Deposit accounts:
Money market and passbook accounts	$154,631	$1,637	2.13%	$105,319	$2,491	4.77%
Time certificates	757,821	13,751	3.66%	882,750	27,420	6.26%

Total deposit accounts	912,452	15,388	3.40%	988,069	29,911	6.10%
Collateralized mortgage obligations	98,413	1,289	2.64%	147,731	3,982	5.44%
FHLB advances	173,736	2,888	3.35%	62,300	1,658	5.37%

Total interest-bearing liabilities	1,184,601	$19,565	3.33%	1,198,100	$35,551	5.98%

Non-interest-bearing liabilities	7,854			14,909
Trust preferred securities	28,142			23,887
Shareholders’ equity	142,557			137,147

Total liabilities and shareholders’ equity	$1,363,154			$1,374,043

Net interest spread			4.76%			3.40%

Net interest income before provision for loan losses		$34,040			$28,143

Net interest margin			5.14%			4.15%

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

	For the Six Months Ended
	June 30, 2002 and 2001

	Increase (Decrease) Due to:

	Volume	Rate	Total

	(In thousands)
Interest and fees earned from:
Real estate loans	$744	$(7,584)	$(6,840)
Real estate loans held in trust	(1,749)	(1,077)	(2,826)
Cash and investments	(49)	(374)	(423)

Total decrease in interest income	$(1,054)	(9,035)	$(10,089)

Interest paid on:
Deposit accounts	(1,277)	(13,246)	(14,523)
Collateralized mortgage obligations	(645)	(2,048)	(2,693)
FHLB advances	1,853	(623)	1,230

Total decrease in interest expense	(69)	(15,917)	(15,986)

(Decrease) increase in net interest income	$(985)	$6,882	$5,897

     Total interest income decreased $10.1 million to $53.6 million in the six months ended June 30, 2002, compared to $63.7 million for the same period last year. The net decrease in interest income was due primarily to lower yields on interest earning assets.

     The average balance of real estate loans held by the Bank was essentially the same at $1.1 billion for the six months ended June 30, 2002 as compared to the same period last year. Loans secured by income producing properties and construction loans had an average balance of $1.1 billion during the six months ended June 30, 2002 compared to $959.6 million during the same period last year. The average balance of purchased single family residential mortgages decreased to $32.0 million during the six months ended June 30, 2002, compared to $135.3 million in the same period in the prior year, as a result of the disposition of substantially all of our single family loan portfolio during the first quarter of 2002.

     The average balance of real estate loans held in trust decreased to $153.5 million for the six months ended June 30, 2002 as compared to $202.2 million for the same period last year, due to loan prepayments and principal amortization.

     The average yield earned on real estate loans decreased 140 basis points to 8.44% for the six months ended June 30, 2002 as compared to 9.84% in the same period last year. The decrease in the yield on real estate loans was primarily due to the repricing of variable rate loans at lower interest rates resulting from the general decline in market interest rates. Our commercial real estate loan portfolio is primarily comprised of adjustable rate mortgages indexed to the six month LIBOR.

     Total interest expense decreased by $16.0 million to $19.6 million for the six months ended June 30, 2002, compared to $35.6 million for the same period last year. This decrease was primarily attributable to lower interest rates paid on all interest bearing liabilities and lower average balances on our deposit accounts and Collateralized Mortgage Obligations (“CMOs”) partially offset by higher average balances on Federal Home Loan Bank (“FHLB”) advances.

     Our average cost of funds decreased to 3.33% during the six months ended June 30, 2002, compared to 5.98% for the same period last year. This decrease in funding costs was due primarily to lower rates being paid on our CMOs and deposit accounts as compared to the same period last year due to the general decline in market interest rates. The average rate paid on deposit accounts was 3.40% during the six months ended June 30, 2002 compared to 6.10% for the same period last year. The average rate paid on the CMOs was 2.64% during the six months ended June 30, 2002 compared to 5.44% for the same period last year. The average balance of deposit accounts decreased $75.6 million to $912.5 million for the six months ended June 30, 2002, compared to $988.1 million for the same period last year. The average balance of our CMOs was $98.4 million during the six months ended June 30, 2002, compared to $147.7 million for the same period last year. FHLB advances averaged $173.7 million in the for the six months ended June 30, 2002, compared to $62.3 million for the same period last year.

     Net interest margin increased to 5.14% for the six months ended June 30, 2002 as compared to 4.15% for the same period last year primarily due to the 265 basis point decrease in cost of funds partially offset by the 129 basis point decrease in the yield on interest-earning assets.

Provision for Loan Losses

     The consolidated provision for loan losses totaled $3.4 million for the six months ended June 30, 2002, compared to $950,000 for the same period last year. The current period provision for loan losses was recorded to provide for reserves based on an analysis of the factors referred to previously and the valuation of certain nonperforming loans and other loans of concern.

Non-interest Income

     Non-interest income totaled $227,000 for the six months ended June 30, 2002, compared to $553,000 for the same period last year. The decrease was primarily related to the lower fees on mortgage banking activities and late/collection fees on mortgage loans, partially offset by the net gain on sale and securitization of single family mortgage loans. During the quarter ended March 31, 2002, we securitized $86.3 million and sold $17.6 million of our residential loan portfolio for a net gain of $32,000.

Non-interest Expense

     Non-interest expense totaled $13.6 million for the six months ended June 30, 2002, compared to $11.1 million for the same period last year. Compensation and benefits expense totaled $6.5 million during the six months ended June 30, 2002, compared to $5.9 million for the same period last year. The increase was primarily attributable to additions made to the Bank’s retail and wholesale loan origination sales and operations staff and certain infrastructure costs relating to its charter conversion activities including core processing system conversion costs and additions to the information technology and savings operations staff. In addition, full time equivalent associates totaled 155 at June 30, 2002, compared to 130 at June 30, 2001.

     For the six months ended June 30, 2002, our ratio of consolidated general and administrative expense to average assets, on an annualized basis, increased to 1.85% compared to 1.59% for the same period last year. Our efficiency ratio (excluding real estate operations) which is defined as general and administrative expenses as a percentage of net interest income and non-interest income was 36.86% for the six months ended June 30, 2002 compared to 38.03% for the same period last year.

Minority Interest in Income of Subsidiary

     Minority interest in income of subsidiary was $1.6 million during the six month period ended June 30, 2002 compared to $1.4 million for the same period last year consisting of accrued distributions payable on our Trust Preferred securities. See Note 5 to the unaudited Consolidated Financial Statements for further information.

FINANCIAL CONDITION

     Total assets decreased $67.4 million to $1.44 billion at June 30, 2002 as compared to $1.51 billion at December 31, 2001. At June 30, 2002, real estate loans, net totaled $1.1 billion, including approximately $61.4 million of franchise loans. During the six months ended June 30, 2002, the Bank’s loan portfolio decreased $25.3 million primarily due to the sale and securitization of $103.9 million of our residential loan portfolio, partially offset by approximately $78.6 million of net growth in the commercial loan portfolio. Real estate loans held in trust decreased by $19.8 million during the current six month period. These decreases were partially offset by a $9.5 million increase in investment securities available for sale and a $4.2 million increase in other assets. The increase in investment securities available for sale was due primarily to the $5.6 million residual interest recorded in connection with our residential loan securitization described below. The increase in other assets was primarily due to the addition of $2.2 million of goodwill related to the acquisition of Asahi Bank of California. Total deposit accounts, which are concentrated in time certificates, decreased to $868.4 million at June 30, 2002 as compared to $953.7 million at December 31, 2001. FHLB advances increased $30.9 million to $300.2 million at June 30, 2002, compared to $269.3 million at December 31, 2001. Management believes that a significant portion of deposits will remain with us upon maturity based on our historical experience regarding retention of deposits. CMOs decreased $20.2 million to $89.4 million at June 30, 2002 compared to $109.6 million at December 31, 2001.

Residual Interest

     In the first quarter of 2002, the Company formed a limited liability company to issue the $86.3 million of asset-backed notes in a securitization of its performing residential loan portfolio. These notes were rated AAA by Standard & Poor’s, Aaa by Moody’s, and are insured by Financial Security Assurance. In the securitization, residential loans were sold to the limited liability company for a cash purchase price and an interest in the loans securitized in the form of the excess spread. The cash purchase price was raised through an offering of the asset-backed notes issued by the limited liability company. Noteholders are entitled to receive the principal collected on the loans and the stated interest rate on the notes. We are entitled to receive the excess spread. The excess spread generally represents, over the estimated life of the loans, the excess of the weighted average coupon on the loans sold over the sum of the note interest rate less other expenses including a trustee fee and an insurance fee. Valuation of the excess spread includes an estimate of annual future credit losses related to the loans securitized. These reported cash flows are discounted when computing the value of the residual interest.

     We recognized a gain on the sale of these loans, although cash (representing the excess spread and servicing fees) will be received by us over the lives of the loans. Concurrent with recognizing such gain on sale, we recorded the excess spread as a residual interest of $5.6 million, which is included in “Investment securities available for sale” on our consolidated balance sheet. The value of the residual interest is subject to substantial credit, prepayment and interest rate risk on the sold residential loans.

     At June 30, 2002, key assumptions used to estimate the fair value of the residual interest based on projected cash flows, and the sensitivity of the value to immediate adverse changes in those assumptions is as follows:

June 30, 2002

Dollars in thousands, except percentages
Fair value of retained interest	$5,619
Weighted average life (in years)	1.73
Weighted average annual prepayment speed	35.0%
Impact of 10% adverse change	$(119)
Impact of 25% adverse change	$(445)
Weighted average annual discount rate	15.0%
Impact of 10% adverse change	$(262)
Impact of 25% adverse change	$(626)
Weighted average lifetime credit losses	3.3%
Impact of 10% adverse change	$(281)
Impact of 25% adverse change	$(679)

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

	June 30, 2002	December 31, 2001

	(dollars in thousands)
Nonaccrual loans:
Real estate	$7,441	$13,690
Construction	1,313	1,600

Total nonaccrual loans	8,754	15,290
Other real estate owned, net	10,290	13,741

Total nonperforming assets	19,044	29,031
Performing troubled debt restructuring	3,815	3,752

	$22,859	$32,783

Nonaccrual loans to total real estate loans and real estate loans held in trust	0.69%	1.17%
Allowance for loan losses to nonaccrual loans	336.97%	174.30%
Nonperforming assets to total assets	1.32%	1.92%

     At June 30, 2002, other real estate owned consisted of four income producing properties totaling $10.3 million.

     As of June 30, 2002 and December 31, 2001, other loans of concern totaled $23.9 million and $21.5 million, respectively. Other loans of concern consist of loans with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category. The increase in other loans of concern for the six months ended June 30, 2002 was primarily due to $13.4 million of new other loans of concern, partially offset by $5.4 million of loans migrating to nonaccrual status, $4.0 million of loans being sold or paid-off and $1.6 million of loans being upgraded due to improving conditions.

     Our loan delinquencies (delinquent loans greater than 30 days) decreased to $22.2 million or 1.74% of the gross loan portfolio at June 30, 2002 as compared to $32.9 million or 2.52% of gross loan portfolio at December 31, 2001.

     The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

	For Six	For the Year
	Months Ended	Ended
	June 30,	December 31,
	2002	2001

	(dollars in thousands)
Balance at beginning of period	$26,650	$27,186
Provision for loan losses	3,425	4,575
Acquired from Asahi Bank of California	1,639	—
Charge-offs:
Real estate loans	(2,229)	(2,845)
Construction loans	—	(2,419)

Total charge-offs	(2,229)	(5,264)

Recoveries:
Real estate loans	13	153

Total recoveries	13	153

Net charge-offs	(2,216)	(5,111)

Balance at end of period	$29,498	$26,650

Allowance for loan losses as a percentage of real estate loans and loans held in trust, net	2.32%	2.03%

Liquidity

     Liquidity refers to our ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new real estate loans. We maintain a cash and investment securities portfolio designed to satisfy operating liquidity requirements while preserving capital and maximizing yield. As of June 30, 2002, we held approximately $101.9 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $38.9 million of investment securities classified as available for sale.

     Short-term fixed income investments classified as cash equivalents consisted of interest-bearing deposits at financial institutions, government money market funds and short-term government agency securities, while investment securities available for sale consisted primarily of fixed income instruments which were rated “AAA” or equivalent by nationally recognized rating agencies. As of June 30, 2002 and December 31, 2001, the Bank’s liquidity ratios were 15.5% and 17.0%, respectively. In addition, our liquidity position is supported by a credit facility with the Federal Home Loan Bank of San Francisco. As of June 30, 2002, we had remaining available borrowing capacity under this credit facility of $46.5 million, net of the $2.5 million of additional Federal Home Loan Bank Stock that we would be required to purchase to support those additional borrowings, and $30.0 million of unused federal funds credit facilities under established lines of credit with two banks.

Capital Resources

     As of June 30, 2002, the Bank’s Leverage (Core), Tier I and Total Risk-Based capital ratios were 10.5%, 10.6% and 11.9%, respectively. These ratios were 10.1%, 10.7% and 12.0%, respectively, as of December 31, 2001. The minimum regulatory requirement for Leverage (Core), Tier I and Total Risk-Based capital are 4.0%, 4.0% and 8.0%, respectively. As of June 30, 2002, the Bank’s capital position was designated as “well capitalized” for regulatory purposes.

     At June 30, 2002, our consolidated shareholders’ equity totaled $146.1 million or 10.14% of total assets. The Company continued to repurchase shares of its common stock in the open market during the second quarter of 2002. During the second quarter of 2002, the Company repurchased 17,700 shares of common stock at an average price of $28.93 per share. For the six months ending June 30, 2002, the Company repurchased 79,100 shares of common stock at an average price of $24.16 per share. Since beginning share repurchases in April of 1997, the Company has repurchased a total of 2,152,319 shares or approximately 26% of the outstanding shares of common stock, returning approximately $35.4 million of capital to its shareholders at an average price of $16.45 per share. Through our stock repurchase program, 100% of the Company’s secondary public offering, which raised $22.6 million in April of 1996 has been retired along with returning to our shareholders approximately $12.8 million of proceeds from the Company’s initial public offering completed in October 1995. The Company’s book value per share of common stock was $25.23 as of June 30, 2002, as compared to $23.54 as of December 31, 2001, and $21.74 as of June 30, 2001.

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

The registrant filed a report on Form 8-K on June 5, 2002. The filing reported that on May 29, 2002, the Board of Directors of ITLA Capital Corporation (“the Company”), dismissed the Company’s current independent auditors, Arthur Andersen LLP, and upon recommendation by its Audit Committee, approved the engagement of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITLA CAPITAL CORPORATION

Date: August 14, 2002	/s/ George W. Haligowski

George W. Haligowski Chairman of the Board, President and Chief Executive Officer

Date: August 14, 2002	/s/ Timothy M. Doyle

Timothy M. Doyle Senior Managing Director and Chief Financial Officer

CERTIFICATION

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of ITLA Capital Corporation (the “Company”) that the Quarterly Report of the Company on Form 10-Q for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.

Date: August 14, 2002	/s/ George W. Haligowski

George W. Haligowski Chairman of the Board, President, and Chief Executive Officer

Date: August 14, 2002	/s/ Timothy M. Doyle

Timothy M. Doyle Senior Managing Director and Chief Financial Officer