Form 10-Q
period 2002-09-30
ITLA CAPITAL CORP
filed 2002-11-15
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  X No [   ]

     Number of shares of common stock of the registrant: 5,778,758 outstanding as of November 8, 2002.

ITLA CAPITAL CORPORATION
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

PART I — FINANCIAL INFORMATION

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

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2002	December 31,
	(unaudited)	2001

	(in thousands except share amounts)
Assets
Cash and cash equivalents	$92,834	$134,241
Investment securities available for sale, at fair value	53,616	29,411
Stock in Federal Home Loan Bank	16,454	13,464
Real estate loans, net (net of allowance for loan losses of $29,309 and $24,722 in 2002 and 2001, respectively)	1,142,897	1,122,370
Real estate loans held in trust (net of allowance for loan losses of $1,928 in 2002 and 2001, respectively)	132,389	162,158
Interest receivable	9,017	11,144
Other real estate owned, net	14,092	13,741
Premises and equipment, net	3,787	2,177
Deferred income taxes	11,626	11,869
Other assets	11,633	7,733

Total assets	$1,488,345	$1,508,308

Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$893,485	$953,654
Federal Home Loan Bank advances	329,085	269,285
Collateralized mortgage obligations	79,400	109,648
Accounts payable and other liabilities	7,144	9,674

Total liabilities	1,309,114	1,342,261

Commitments and contingencies
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	28,190	28,118
Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital-common stock, $.01 par value; 20,000,000 shares authorized, 8,226,414 and 8,212,749 issued and outstanding in 2002 and 2001, respectively	58,514	58,183
Retained earnings	130,447	115,768
Accumulated other comprehensive income (loss)	438	(7)

	189,399	173,944
Less treasury stock, at cost — 2,447,656 and 2,354,056 shares in 2002 and 2001, respectively	(38,358)	(36,015)

Total shareholders’ equity	151,041	137,929

Total liabilities and shareholders’ equity	$1,488,345	$1,508,308

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands except per share amounts)
Interest income:
Real estate loans, including fees	$24,020	$25,445	$70,598	$78,863
Real estate loans held in trust	2,458	3,532	7,960	11,860
Cash and investment securities	902	656	2,427	2,604

Total interest income	27,380	29,633	80,985	93,327

Interest expense:
Deposit accounts	6,815	12,250	22,203	42,161
Federal Home Loan Bank advances	1,422	1,561	4,310	3,219
Collateralized mortgage obligations	563	1,412	1,852	5,394

Total interest expense	8,800	15,223	28,365	50,774

Net interest income before provision for loan losses	18,580	14,410	52,620	42,553
Provision for loan losses	2,700	1,500	6,125	2,450

Net interest income after provision for loan losses	15,880	12,910	46,495	40,103

Non-interest income:
Fee income from mortgage banking activities	—	15	—	75
Gain on sale of loans, net	—	—	32	—
Other	(54)	236	141	729

Total non-interest income	(54)	251	173	804

Non-interest expense:
Compensation and benefits	3,303	3,018	9,781	8,871
Occupancy and equipment	777	753	2,232	2,196
FDIC assessment	36	46	120	139
Other	2,343	1,855	6,956	5,378

Total general and administrative	6,459	5,672	19,089	16,584

Real estate owned expense, net	71	47	325	97
Provision for losses on other real estate owned	—	34	796	237
Gain on sale of other real estate owned, net	—	(13)	(75)	(50)

Total real estate owned expense, net	71	68	1,046	284

Total non-interest expense	6,530	5,740	20,135	16,868

Income before provision for income taxes and minority interest in income of subsidiary	9,296	7,421	26,533	24,039
Minority interest in income of subsidiary	815	799	2,411	2,169

Income before provision for income taxes	8,481	6,622	24,122	21,870
Provision for income taxes	3,326	2,583	9,443	8,399

NET INCOME	$5,155	$4,039	$14,679	$13,471

BASIC EARNINGS PER SHARE	$0.86	$0.64	$2.45	$2.06

DILUTED EARNINGS PER SHARE	$0.80	$0.62	$2.29	$1.99

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,

	2002	2001

	(in thousands)
Cash Flows From Operating Activities:
Net Income	$14,679	$13,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	674	616
Amortization of premium on purchased loans	1,532	2,373
Amortization of original issue discount and deferred debt issuance costs on CMOs	136	234
Accretion of deferred loan origination fees, net of costs	(868)	(1,219)
Provision for loan losses	6,125	2,450
Provision for losses on other real estate owned	796	237
Gain on sale of real estate loans, net	(32)	—
Gain on the sale of other real estate owned	(75)	(50)
Decrease in interest receivable	2,127	820
(Increase) decrease in other assets	(912)	977
Decrease in accounts payable and other liabilities	(2,899)	(1,143)

Net cash provided by operating activities	21,283	18,766

Cash Flows From Investing Activities:
Proceeds from securitization and sale of real estate loans	98,155	448
(Increase) decrease in real estate loans, net	(63,527)	94,338
Net cash paid to acquire Asahi Bank of California	(14,872)	—
Repayment of real estate loans held in trust	28,774	34,829
Purchases of real estate loans	(30,084)	(170,576)
Purchases of investment securities available for sale	(77,670)	(16,000)
Proceeds from maturity of investment securities available for sale	55,000	59,260
Increase in stock in Federal Home Loan Bank	(2,990)	(6,066)
Proceeds from the sale of other real estate owned	2,720	1,889
Other, net	(1,822)	(472)

Net cash used in investing activities	(6,316)	(2,350)

Cash Flows From Financing Activities:
Decrease in deposit accounts	(68,938)	(83,540)
Net proceeds from borrowings from the Federal Home Loan Bank	59,800	125,635
Repayment of Asahi repurchase agreement, net	(14,693)	—
Principal repayments on collateralized mortgage obligations	(30,384)	(38,670)
Cash paid to acquire treasury stock	(2,343)	(13,124)
Proceeds from exercise of employee stock options	184	74
Proceeds from issuance of trust preferred securities	—	14,549

Net cash (used in) provided by financing activities	(56,374)	4,924

Net (decrease) increase in cash and cash equivalents	(41,407)	21,340
Cash and cash equivalents at beginning of the period	134,241	70,950

Cash and cash equivalents at end of period	$92,834	$92,290

Supplemental Cash Flow Information:
Cash paid during the period for interest	$28,473	$51,155
Cash paid during the period for income taxes	$10,225	$6,500
Noncash Investing Transactions:
Loans transferred to other real estate owned	$4,258	$6,660

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

     The unaudited consolidated financial statements of ITLA Capital Corporation (“the Company”) included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the results of operations and financial position of the Company, as of and for the interim periods indicated. The unaudited consolidated financial statements include the accounts of ITLA Capital and its wholly-owned subsidiaries, Imperial Capital Bank (the “Bank”) and Imperial Capital Real Estate Investment Trust (“Imperial Capital REIT”), ITLA Capital Statutory Trust I (“Trust I”) and ITLA Capital Statutory Trust II (“Trust II”). All intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations for the remainder of the year.

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

     The following is a reconciliation of the calculation of Basic EPS and Diluted EPS.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,

		Weighted-	Per		Weighted-Average	Per
		Average Shares	Share		Shares	Share
	Net Income	Outstanding	Amount	Net Income	Outstanding	Amount

	(in thousands, except per share data)
2002
Basic EPS	$5,155	5,966	$0.86	$14,679	5,984	$2.45
Effect of dilutive stock options	—	469	(0.06)	—	429	(0.16)

Diluted EPS	$5,155	6,435	$0.80	$14,679	6,413	$2.29

2001
Basic EPS	$4,039	6,277	$0.64	$13,471	6,542	$2.06
Effect of dilutive stock options	—	231	(0.02)	—	235	(0.07)

Diluted EPS	$4,039	6,508	$0.62	$13,471	6,777	$1.99

NOTE 3 — COMPREHENSIVE INCOME

     Comprehensive income, which encompasses net income and the net change in unrealized gains (losses) on investment securities available for sale, is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands)
Net Income	$5,155	$4,039	$14,679	$13,471
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale, net of tax expense of $297 and net of tax benefit of $18 for the three months ended September 30, 2002 and 2001, and net of tax expense of $141 and net tax benefit of $65 for the nine months ended September 30, 2002 and 2001, respectively	212	(27)	445	(97)

Comprehensive income	$5,367	$4,012	$15,124	$13,374

NOTE 4 — IMPAIRED LOANS RECEIVABLE

     As of September 30, 2002 and December 31, 2001, the recorded investment in impaired real estate loans and impaired real estate loans held in trust was $9.3 million and $16.7 million, respectively. The average recorded investment in impaired loans was $7.8 million for the three months ended September 30, 2002 and $28.3 million for the same period last year. The average recorded investment in impaired loans was $10.8 million for the nine months ended September 30, 2002 and $26.3 million for the same period last year. Interest income recognized on impaired loans totaled $89,000 and $169,000 for the three and nine months ended September 30, 2002 as compared to $33,000 and $45,000 for the same periods last year.

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

NOTE 6 — RESIDUAL INTEREST IN SECURITIZATION

     During the quarter ended March 31, 2002, the Company formed a limited liability company to issue $86.3 million of asset-backed notes in a securitization of substantially all of its residential loan portfolio. The Company recognized a gain of $3.7 million on the securitization of these loans, although cash (representing the excess spread and servicing fees) is received by us over the lives of the loans. Concurrent with recognizing such gain on sale, the Company recorded the excess spread as a residual interest of $5.6 million which is recorded on the consolidated balance sheet in the “Investment securities available for sale, at fair value”. The value of the residual interest is subject to substantial credit, prepayment, and interest rate risk on the sold residential loans. In accordance with the provisions of Statement of Financial Accounting Standards, or SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, the residual interest is classified as “available-for-sale” and, as such, recorded at fair value with the resultant changes in fair value recorded as unrealized gain or loss in a separate component of shareholders equity entitled “accumulated other comprehensive income or loss”, until realized. Fair value is determined on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the lives of the receivables using prepayment, default, and interest rate assumptions that we believe market participants would use for similar financial instruments.

     At September 30, 2002, key assumptions used to estimate the fair value of the residual interest based on projected cash flows, and the sensitivity of the value to immediate adverse changes in those assumptions is as follows:

September 30, 2002

Dollars in thousands, except percentages
Fair value of retained interest	$5,619
Weighted average life (in years)	1.71
Weighted average annual prepayment speed	35.0%
Impact of 10% adverse change	$(135)
Impact of 25% adverse change	$(302)
Weighted average annual discount rate	15.0%
Impact of 10% adverse change	$(281)
Impact of 25% adverse change	$(668)
Weighted average lifetime credit losses	3.3%
Impact of 10% adverse change	$(151)
Impact of 25% adverse change	$(375)

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

NOTE 7 — ACQUISITION OF ASAHI BANK OF CALIFORNIA

     During the quarter ended March 31, 2002, the Bank completed its acquisition of Asahi Bank of California a wholly-owned subsidiary of Asahi Bank Ltd — Japan, for approximately $14.9 million. The acquisition was structured as a statutory merger of Asahi Bank of California into the Bank. On the date of acquisition, Asahi Bank of California had total assets of approximately $50.0 million, including $35.0 million of commercial real estate and business loans and $15.0 million of cash and securities which were acquired by the Bank at the closing of the transaction.

NOTE 8 — SUBSEQUENT EVENTS

     On October 25, 2002, we announced the acquisition of operating assets and loan portfolio of The Lewis Horwitz Organization (“LHO”) from Imperial Credit Industries, Inc. and its wholly-owned subsidiary, Southern Pacific Bank, in an all cash transaction valued at approximately $100 million. LHO is an internationally recognized lender to the independent film and television production industry. The transaction was approved by the California Department of Financial Institutions. LHO will operate as a division of the Bank.

     On October 30, 2002, the Company formed a wholly-owned trust subsidiary, “Imperial Capital Statutory Trust III”, which issued $20.0 million of variable rate cumulative trust preferred securities, (referred to collectively as the “New Trust Preferred Securities”.) ITLA Capital has fully and unconditionally guaranteed the New Trust Preferred Securities along with all obligations of the trust under the trust agreement. The trust was formed for the exclusive purpose of issuing the New Trust Preferred securities and common securities and using the proceeds to acquire ITLA Capital’s junior subordinated deferrable interest debentures. The Imperial Capital Statutory Trust III acquired an aggregate principal amount of $20.6 million of ITLA Capital’s variable rate junior subordinated deferrable interest debentures due October 30, 2032. The initial rate for both the New Trust Preferred Securities and the debentures is 5.0%. The sole assets of the trust is the debenture it holds. The debentures are redeemable, in whole or in part, at ITLA Capital’s option on or after five years after issuance, at declining premiums to maturity. The Company used the proceeds from the debentures for general corporate purposes, including an aggregate of $19.4 million in capital contributions to the Bank to support future growth.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to identify the major factors that influenced the financial condition and results of operations for the three months and nine months ended September 30, 2002.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

General

     Consolidated net income totaled $5.2 million for the three months ended September 30, 2002 compared to $4.0 million for the same period last year, an increase of 27.6%. The increase in net income was primarily due to an increase in net interest income, partially offset by an increase in the provision for loan losses and an increase in non-interest expense. Diluted EPS was $0.80 for the three months ended September 30, 2002 compared to $0.62 for the same period last year, an increase of 29.0%.

     The return on average assets was 1.49% for the three months ended September 30, 2002 compared to 1.18% for the same period last year. The return on average shareholders’ equity was 13.64% for the three months ended September 30, 2002, compared to 11.86% for the same period last year.

     Total loan production for the three months ended September 30, 2002, consisted of the origination and/or purchase of $144.7 million of commercial real estate loans. Loan production during the same period last year totaled $138.2 million, consisting of the origination and/or purchase of $101.7 million of commercial real estate loans, the purchase of $12.7 million of residential real estate loans and $23.8 million of franchise loans.

Net Interest Income and Margin

     The following table presents, for the three months ended September 30, 2002 and 2001, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

	For the Three Months Ended September 30,

	2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(dollars in thousands)
Assets
Cash and investments	$69,738	$902	5.13%	$63,667	$656	4.09%
Loans receivable:
Real estate loans	1,147,784	24,020	8.30%	1,108,442	25,445	9.11%
Real estate loans held in trust	138,906	2,458	7.02%	182,988	3,532	7.66%

Total loans receivable	1,286,690	26,478	8.16%	1,291,430	28,977	8.90%

Total interest-earning assets	1,356,428	$27,380	8.01%	1,355,097	$29,633	8.68%

Non-interest-earning assets	45,321			34,143
Allowance for loan losses	(30,156)			(27,101)

Total assets	$1,371,593			$1,362,139

Liabilities and Shareholders’ Equity
Deposit accounts:
Money market and passbook accounts	$136,569	$642	1.87%	$120,757	$1,164	3.82%
Time certificates	754,340	6,173	3.25%	797,794	11,086	5.51%

Total deposit accounts	890,909	6,815	3.03%	918,551	12,250	5.29%
Collateralized mortgage obligations	83,530	563	2.67%	128,528	1,412	4.36%
FHLB advances	211,101	1,422	2.66%	135,881	1,561	4.56%

Total interest-bearing liabilities	1,185,540	$8,800	2.94%	1,182,960	$15,223	5.11%

Non-interest-bearing liabilities	7,884			15,958
Trust preferred securities	28,174			28,081
Shareholders’ equity	149,995			135,140

Total liabilities and shareholders’ equity	$1,371,593			$1,362,139

Net interest spread			5.07%			3.57%

Net interest income before provision for loan losses		$18,580			$14,410

Net interest margin			5.43%			4.22%

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

	For the Three Months Ended
	September 30, 2002 and 2001
	Increase (Decrease) Due to:

	Volume	Rate	Total

	(In thousands)
Interest and fees earned from:
Real estate loans	$827	$(2,252)	$(1,425)
Real estate loans held in trust	(779)	(295)	(1,074)
Cash and investment securities	79	167	246

Total increase (decrease) in interest income	127	(2,380)	(2,253)

Interest paid on:
Deposit accounts	(516)	(4,919)	(5,435)
Collateralized mortgage obligations	(332)	(517)	(849)
FHLB advances	470	(609)	(139)

Total decrease in interest expense	(378)	(6,045)	(6,423)

Increase in net interest income	$505	$3,665	$4,170

     Total interest income decreased $2.2 million to $27.4 million in the third quarter of 2002 compared to $29.6 million for the same period last year. The decrease in interest income was due primarily to lower yields on interest earning assets.

     The average balance of real estate loans held by the Bank was essentially the same at $1.1 billion for the three months ended September 30, 2002 as compared to the same period last year. Loans secured by income producing properties and construction loans had an average balance of $1.1 billion during the quarter ended September 30, 2002 compared to $981.9 million during the same period last year. The average balance of purchased single family residential mortgages was $533,000 during the quarter ended September 30, 2002, compared to $126.5 million in the same period in the prior year. The decrease is a result of the disposition of substantially all of our single family loan portfolio during the first quarter of 2002.

     The average balance of real estate loans held in trust was $138.9 million for the three months ended September 30, 2002 as compared to $183.0 million for the same period last year. This decrease was due to loan prepayments and principal amortization.

     The average yield earned on real estate loans decreased 81 basis points to 8.30% in the quarter ended September 30, 2002 as compared to 9.11% in the same period last year. The decrease in the yield on real estate loans was primarily due to the repricing of variable rate loans at lower interest rates resulting from the general decline in market interest rates. Our commercial real estate loan portfolio is primarily comprised of adjustable rate mortgages indexed to the six month LIBOR.

     Approximately 90.8% of our real estate loan portfolio (including real estate loans held in trust) are adjustable rate mortgages at September 30, 2002. These adjustable rate mortgages generally reprice on a quarterly basis and approximately $1.1 billion or 94.5% of our real estate loan portfolio contain interest rate floors, below which the loans’ contractual interest rate may not adjust. At September 30, 2002, the weighted average floor interest rate of these loans was 8.09%. At that date, approximately $1.1 billion or 97.4% of those loans were at the floor interest rate, approximately $687,000 or 0.1% were within 50 basis points of their floor interest rate, and approximately $4.3 million or 0.4% were greater than 50 but less than 100 basis points from their floor interest rate. If market interest rates decline further, because most of our portfolio has reached the floor interest rates, our loans may be more susceptible to prepayments.

     Total interest expense decreased by $6.4 million to $8.8 million in the third quarter of 2002, compared to $15.2 million for the same period last year. This decrease was primarily attributable to lower interest rates paid on all interest bearing liabilities and lower average balances on deposit accounts and Collateralized Mortgage Obligations (“CMOs”), partially offset by higher average balances on Federal Home Loan Bank (“FHLB”) advances.

     Our cost of funds decreased to 2.94% during the three months ended September 30, 2002, compared to 5.11% for the same period last year. This decrease in funding costs was due primarily to lower rates being paid on our deposit accounts and CMOs, as compared to the same period last year due to the general decline in market interest rates, and to a lesser extent, lower average balances of interest-bearing liabilities. The average rate paid on deposit accounts was 3.03% during the three months ended September 30, 2002, compared to 5.29% for the same period last year. The average rate paid on CMOs was 2.67% during the three months ended September 30, 2002 compared to 4.36% for the same period last year, corresponding to the reduction in real estate loans held in trust. The average balance of deposit accounts decreased $27.7 million to $890.9 million for the three months ended September 30, 2002, compared to $918.6 million for the same period last year, corresponding to the reduction in real estate loans held in trust. The average balance of our CMOs was $83.5 million during the third quarter of 2002, compared to $128.5 million for the same period last year. FHLB advances averaged $211.1 million in the current quarter, compared to $135.9 million for the same period last year. While the rate paid on advances was 2.66% during the three months ended September 30, 2002 compared to 4.56% for the same period last year.

     Net interest margin increased to 5.43% for the three months ended September 30, 2002 as compared to 4.22% for the same period last year primarily due to the 217 basis point decrease in the average cost of funds partially offset by the 67 basis point decrease in the average yield on interest-earning assets.

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

     Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of nonperforming assets. Management believes that the allowance for loan losses as of September 30, 2002 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by the Bank’s regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

     The consolidated provision for loan losses totaled $2.7 million in the third quarter of 2002, compared to $1.5 million for the same period in the prior year. The current period provision for loan losses was recorded to provide for reserves based on the growth in the loan portfolio, an analysis of the factors referred to above and the valuation of certain nonperforming loans and other loans of concern. The allowance for loan losses was 2.39% of total real estate loans and real estate loans held in trust at September 30, 2002 as compared to 2.03% at December 31, 2001. See also-“Financial Condition-Credit Risk.”

Non-interest Income

     Non-interest income was a net loss of $54,000 for the three months ended September 30, 2002, compared to net income of $251,000 for the same period last year. The decrease was primarily related to a $250,000 valuation provision for the company’s residual interest relating to the securitization of our residential loans. See also — “Note 6 — Residual Interest in Securitization”.

Non-interest Expense

     Non-interest expense totaled $6.5 million for the three months ended September 30, 2002, compared to $5.7 million for the same period last year. The increase was primarily attributable to certain infrastructure costs relating to the Bank’s charter conversion activities including core processing system conversion costs and additions to the information technology and savings operations staff.

     For the three months ended September 30, 2002, our ratio of consolidated general and administrative expense to average assets, on an annualized basis, increased to 1.88% compared to 1.67% for the same period last year. Our efficiency ratio, (excluding real estate operations), which is defined as general and administrative expenses as a percentage of net interest income and non-interest income was 34.86% for the quarter ended September 30, 2002, compared to 38.69% for the same period last year.

Minority Interest in Income of Subsidiary

     Minority interest in income of subsidiary was $815,000 during the three month period ended September 30, 2002 as compared to $799,000 for the same period last year, consisting of accrued distributions payable on our Trust Preferred securities. See Note 5 to the unaudited Consolidated Financial Statements for further information.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

General

     Consolidated net income totaled $14.7 million for the nine months ended September 30, 2002 compared to $13.5 million for the same period last year. The increase in net income was primarily due to increases in net interest income, partially offset by increases in the provision for loan losses, non-interest expense and in minority interest in income of subsidiary. Diluted EPS was $2.29 for the nine months ended September 30, 2002, compared to $1.99 for the same period last year, an increase of 15.1%. The return on average assets was 1.44% for the nine months ended September 30, 2002, compared to 1.32% for the same period last year. The return on average shareholders’ equity was 13.54% for the nine months ended September 30, 2002, compared to 13.20% for the same period last year.

     Total loan production was $374.6 million for the nine months ended September 30, 2002, consisting of the origination and/or purchase of $331.8 million of commercial real estate loans including $36.8 million of loans obtained as part of the acquisition of Asahi Bank of California, and $6.0 million of franchise loans. Loan production during the same period last year totaled $385.6 million, consisting of the origination and/or purchase of $301.8 million of commercial real estate loans, $30.5 million of residential real estate loans and $53.3 million of franchise loans.

Net Interest Income and Margin

     The following table presents, for the nine months ended September 30, 2002 and 2001, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

	For the Nine Months Ended September 30,

	2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(dollars in thousands)
Assets
Cash and investments	$69,626	$2,427	4.66%	$68,487	$2,604	5.08%
Loans receivable:
Real estate loans	1,123,084	70,598	8.40%	1,099,425	78,863	9.59%
Real estate loans held in trust	148,589	7,960	7.16%	195,737	11,860	8.10%

Total loans receivable	1,271,673	78,558	8.26%	1,295,162	90,723	9.37%

Total interest-earning assets	1,341,299	$80,985	8.07%	1,363,649	$93,327	9.15%

Non-interest-earning assets	54,522			33,287
Allowance for loan losses	(29,299)			(27,335)

Total assets	$1,366,522			$1,369,601

Liabilities and Shareholders’ Equity
Deposit accounts:
Money market and passbook accounts	$149,874	$2,279	2.03%	$110,521	$3,656	4.42%
Time certificates	755,317	19,924	3.53%	854,121	38,505	6.03%

Total deposit accounts	905,191	22,203	3.28%	964,642	42,161	5.84%
Collateralized mortgage obligations	93,534	1,852	2.65%	141,260	5,394	5.11%
FHLB advances	186,328	4,310	3.09%	87,096	3,219	4.94%

Total interest-bearing liabilities	1,185,053	$28,365	3.20%	1,192,998	$50,774	5.69%

Non-interest-bearing liabilities	8,403			14,847
Trust preferred securities	28,153			25,300
Shareholders’ equity	144,913			136,456

Total liabilities and shareholders’ equity	$1,366,522			$1,369,601

Net interest spread			4.87%			3.46%

Net interest income before provision for loan losses		$52,620			$42,553

Net interest margin			5.25%			4.17%

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

	For the Nine Months Ended
	September 30, 2002 and 2001

	Increase (Decrease) Due to:

	Volume	Rate	Total

	(In thousands)
Interest and fees earned from:
Real estate loans	$1,491	$(9,756)	$(8,265)
Real estate loans held in trust	(2,524)	(1,376)	(3,900)
Cash and investments	39	(216)	(177)

Total decrease in interest income	(994)	(11,348)	$(12,342)

Interest paid on:
Deposit accounts	(1,461)	(18,497)	(19,958)
Collateralized mortgage obligations	(945)	(2,597)	(3,542)
FHLB advances	2,295	(1,204)	1,091

Total decrease in interest expense	(111)	(22,298)	(22,409)

(Decrease) increase in net interest income	$(883)	$10,950	$10,067

     Total interest income decreased $12.3 million to $81.0 million in the nine months ended September 30, 2002, compared to $93.3 million for the same period last year. The net decrease in interest income was due primarily to lower yields on interest earning assets.

     The average balance of real estate loans held by the Bank was essentially the same at $1.1 billion for the nine months ended September 30, 2002 as compared to the same period last year. Loans secured by income producing properties and construction loans had an average balance of $1.1 billion during the nine months ended September 30, 2002 compared to $967.1 million during the same period last year. The average balance of purchased single family residential mortgages decreased to $25.2 million during the nine months ended September 30, 2002, compared to $132.3 million in the same period in the prior year, as a result of the disposition of substantially all of our single family loan portfolio during the first quarter of 2002.

     The average balance of real estate loans held in trust decreased to $148.6 million for the nine months ended September 30, 2002 as compared to $195.7 million for the same period last year, due to loan prepayments and principal amortization.

     The average yield earned on real estate loans decreased 119 basis points to 8.40% for the nine months ended September 30, 2002 as compared to 9.59% in the same period last year. The decrease in the yield on real estate loans was primarily due to the repricing of variable rate loans at lower interest rates resulting from the general decline in market interest rates. Our commercial real estate loan portfolio is primarily comprised of adjustable rate mortgages indexed to the six month LIBOR.

     Total interest expense decreased by $22.4 million to $28.4 million for the nine months ended September 30, 2002, compared to $50.8 million for the same period last year. This decrease was primarily attributable to lower interest rates paid on all interest bearing liabilities and lower average balances on our deposit accounts and CMOs partially offset by higher average balances on FHLB advances.

     Our average cost of funds decreased to 3.20% during the nine months ended September 30, 2002, compared to 5.69% for the same period last year. This decrease in funding costs was due primarily to lower rates being paid on our CMOs and deposit accounts as compared to the same period last year due to the general decline in market interest rates. The average rate paid on deposit accounts was 3.28% during the nine months ended September 30, 2002 compared to 5.84% for the same period last year.

     The average rate paid on the CMOs was 2.65% during the nine months ended September 30, 2002 compared to 5.11% for the same period last year. The average balance of deposit accounts decreased $59.4 million to $905.2 million for the nine months ended September 30, 2002, compared to $964.6 million for the same period last year. The average balance of our CMOs was $93.5 million during the nine months ended September 30, 2002, compared to $141.3 million for the same period last year. FHLB advances averaged $186.3 million for the nine months ended September 30, 2002, compared to $87.1 million for the same period last year, while the rate paid on advances was 3.09% during the nine months ended September 30, 2002 compared to 4.94% for the same period last year. We have used our borrowing capacity under our FHLB credit line to take advantage of the current favorable short-term rate environment through effective liability management, which has lowered our cost of funds and enhanced our net interest income.

     Net interest margin increased to 5.25% for the nine months ended September 30, 2002 as compared to 4.17% for the same period last year primarily due to the 249 basis point decrease in cost of funds partially offset by the 108 basis point decrease in the yield on interest-earning assets.

Provision for Loan Losses

     The consolidated provision for loan losses totaled $6.1 million for the nine months ended September 30, 2002, compared to $2.5 million for the same period last year. The current period provision for loan losses was recorded to provide for reserves based on growth in the loan portfolio, an analysis of the factors referred to previously and the valuation of certain nonperforming loans and other loans of concern.

Non-interest Income

     Non-interest income totaled $173,000 for the nine months ended September 30, 2002, compared to $804,000 for the same period last year. The decrease was primarily related to $500,000 of net valuation provisions for the Company’s residual interest relating to the securitization of our residential loan portfolio. During the quarter ended March 31, 2002 we securitized $86.3 million and sold $17.6 million of our residential loan portfolio for a net gain of $32,000. See also — “Note 6 — Residual Interest in Securitization”.

Non-interest Expense

     Non-interest expense totaled $20.1 million for the nine months ended September 30, 2002, compared to $16.9 million for the same period last year. Compensation and benefits expense totaled $9.8 million during the nine months ended September 30, 2002, compared to $8.9 million for the same period last year. The increase was primarily attributable to additions made to the Bank’s retail and wholesale loan origination sales and operations staff and certain infrastructure costs relating to its charter conversion activities including core processing system conversion costs and additions to the information technology and savings operations staff. In addition, full time equivalent associates totaled 160 at September 30, 2002, compared to 131 at September 30, 2001.

     For the nine months ended September 30, 2002, our ratio of consolidated general and administrative expense to average assets, on an annualized basis, increased to 1.86% compared to 1.61% for the same period last year. Our efficiency ratio (excluding real estate operations) which is defined as general and administrative expenses as a percentage of net interest income and non-interest income was 36.16% for the nine months ended September 30, 2002 compared to 38.25% for the same period last year.

Minority Interest in Income of Subsidiary

     Minority interest in income of subsidiary was $2.4 million during the nine month period ended September 30, 2002 compared to $2.2 million for the same period last year consisting of accrued distributions payable on our Trust Preferred securities. See Note 5 to the unaudited Consolidated Financial Statements for further information.

FINANCIAL CONDITION

     Total assets decreased $20.0 million to $1.49 billion at September 30, 2002 as compared to $1.51 billion at December 31, 2001. At September 30, 2002, real estate loans, net totaled $1.1 billion, including approximately $60.3 million of franchise loans. During the nine months ended September 30, 2002, the Bank’s loan portfolio increased $20.5 million, primarily due to $124.4 million of net growth in the commercial real estate loan portfolio partially offset by the sale of substantially the entire residential loan portfolio through the securitization and whole loan sale of $86.3 million and $17.6 million, respectively, of single-family mortgages, in March 2002. Real estate loans held in trust decreased by $29.8 million during the current nine month period. This decrease was partially offset by a $24.2 million increase in investment securities available for sale and a $3.9 million increase in other assets. The increase in investment securities available for sale was due primarily to the $5.6 million residual interest recorded in connection with our residential loan securitization described below. The increase in other assets was primarily due to the addition of $2.2 million of goodwill related to the acquisition of Asahi Bank of California. Total deposit accounts, which are concentrated in time certificates, decreased to $893.5 million at September 30, 2002 as compared to $953.7 million at December 31, 2001. FHLB advances increased $59.8 million to $329.1 million at September 30, 2002, compared to $269.3 million at December 31, 2001. Management believes that a significant portion of deposits will remain with us upon maturity based on our historical experience regarding retention of deposits. CMOs decreased $30.2 million to $79.4 million at September 30, 2002 compared to $109.6 million at December 31, 2001.

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

     At September 30, 2002, key assumptions used to estimate the fair value of the residual interest based on projected cash flows, and the sensitivity of the value to immediate adverse changes in those assumptions is as follows:

September 30, 2002

Dollars in thousands, except percentages
Fair value of retained interest	$5,619
Weighted average life (in years)	1.71
Weighted average annual prepayment speed	35.0%
Impact of 10% adverse change	$(135)
Impact of 25% adverse change	$(302)
Weighted average annual discount rate	15.0%
Impact of 10% adverse change	$(281)
Impact of 25% adverse change	$(668)
Weighted average lifetime credit losses	3.3%
Impact of 10% adverse change	$(151)
Impact of 25% adverse change	$(375)

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

	September 30, 2002	December 31, 2001

	(dollars in thousands)
Nonaccrual loans:
Real estate	$4,640	$13,690
Construction	—	1,600

Total nonaccrual loans	4,640	15,290
Other real estate owned, net	14,092	13,741

Total nonperforming assets	18,732	29,031
Performing troubled debt restructuring	5,221	3,752

	$23,953	$32,783

Nonaccrual loans to total real estate loans and real estate loans held in trust	0.36%	1.17%
Allowance for loan losses to nonaccrual loans	673.21%	174.30%
Nonperforming assets to total assets	1.26%	1.92%

     At September 30, 2002, other real estate owned consisted of five income producing properties totaling $14.1 million.

     As of September 30, 2002 and December 31, 2001, other loans of concern totaled $26.0 million and $21.5 million, respectively. Other loans of concern consist of loans with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category. The increase in other loans of concern for the nine months ended September 30, 2002 was primarily due to $16.4 million of new other loans of concern, partially offset by $5.5 million of loans migrating to nonaccrual status, $4.6 million of loans being sold or paid-off and $1.8 million of loans being upgraded due to improving conditions.

     Our loan delinquencies (delinquent loans greater than 30 days) decreased to $25.7 million or 1.97% of the gross loan portfolio at September 30, 2002 as compared to $32.9 million or 2.52% of gross loan portfolio at December 31, 2001.

     The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

	For Nine	For the Year
	Months Ended	Ended
	September 30,	December 31,
	2002	2001

	(dollars in thousands)
Balance at beginning of period	$26,650	$27,186
Provision for loan losses	6,125	4,575
Acquired from Asahi Bank of California	1,639	—
Charge-offs:
Real estate loans	(2,957)	(2,845)
Construction loans	(236)	(2,419)

Total charge-offs	(3,193)	(5,264)

Recoveries:
Real estate loans	16	153

Total recoveries	16	153

Net charge-offs	(3,177)	(5,111)

Balance at end of period	$31,237	$26,650

Allowance for loan losses as a percentage of real estate loans and loans held in trust, net	2.39%	2.03%

Liquidity

     Liquidity refers to our ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new real estate loans. We maintain a cash and investment securities portfolio designed to satisfy operating liquidity requirements while preserving capital and maximizing yield. As of September 30, 2002, we held approximately $92.8 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $53.6 million of investment securities classified as available for sale.

     Short-term fixed income investments classified as cash equivalents consisted of interest-bearing deposits at financial institutions, government money market funds and short-term government agency securities, while investment securities available for sale consisted primarily of fixed income instruments which were rated “AAA” or equivalent by nationally recognized rating agencies. As of September 30, 2002 and December 31, 2001, the Bank’s liquidity ratios were 15.1% and 17.0%, respectively. In addition, our liquidity position is supported by a credit facility with the Federal Home Loan Bank of San Francisco. As of September 30, 2002, we had remaining available borrowing capacity under this credit facility of $75.4 million, net of the $4.0 million of additional Federal Home Loan Bank Stock that we would be required to purchase to support those additional borrowings, and $30.0 million of unused federal funds credit facilities under established lines of credit with two banks.

Capital Resources

     As of September 30, 2002, the Bank’s Leverage (Core), Tier I and Total Risk-Based capital ratios were 10.3%, 10.3% and 11.6%, respectively. These ratios were 10.1%, 10.7% and 12.0%, respectively, as of December 31, 2001. The minimum regulatory requirement for Leverage (Core), Tier I and Total Risk-Based capital are 4.0%, 4.0% and 8.0%, respectively. As of September 30, 2002, the Bank’s capital position was designated as “well capitalized” for regulatory purposes.

     At September 30, 2002, our consolidated shareholders’ equity totaled $151.0 million or 10.15% of total assets. The Company continued to repurchase shares of its common stock in the open market during the third quarter of 2002. During the third quarter of 2002, the Company repurchased 14,500 shares of common stock at an average price of $29.79 per share. For the nine months ending September 30, 2002, the Company repurchased 93,600 shares of common stock at an average price of $25.03 per share. Since beginning share repurchases in April of 1997, the Company has repurchased a total of 2,166,819 shares or approximately 26% of the outstanding shares of common stock, returning approximately $35.8 million of capital to its shareholders at an average price of $16.53 per share. Through our stock repurchase program, 100% of the Company’s secondary public offering, which raised $22.6 million in April of 1996 has been retired along with returning to our shareholders approximately $13.2 million of proceeds from the Company’s initial public offering completed in October 1995. The Company’s book value per share of common stock was $26.14 as of September 30, 2002, as compared to $23.54 as of December 31, 2001, and $22.70 as of September 30, 2001.

ITEM 3: MARKET RISK

     Our estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in our annual report on Form 10-K for the year ended December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management within the 90-day period preceding the filing date of this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     (b)  Changes in Internal Controls: In the quarter ended September 30, 2002, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II — OTHER INFORMATION

Item 1 Legal Proceedings

We are party to certain legal proceedings incidental to our business. Management believes that the outcome of such proceedings, in the aggregate, will not have a material effect on our financial condition or results of operations.

Item 2 Changes in Securities

Not applicable.

Item 3 Defaults Upon Senior Securities
Not applicable.

Item 4 Submission of Matters to a Vote of Security Holders

(a) On July 16, 2002, the Company held its Annual Meeting of Shareholders.
(b) Shareholders voted on the following matters:

(i)	The election of George W. Haligowski as director for a term to expire in 2005:

Votes	For	Against	Withheld

	4,887,027	0	422,192

(ii)	The election of Hirotaka Oribe as director for a term to expire in 2005:

Votes	For	Against	Withheld

	5,161,676	0	147,543

(iii)	The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2002:

Votes	For	Against	Withheld

	5,302,966	4,613	1,640

Item 5 Other Information

None.

Item 6 Exhibits and Reports on Form 8-K

The registrant filed a report on Form 8-K on July 16, 2002. The filing reported material which was presented at the Company’s annual Meeting of Shareholders on July 16, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITLA CAPITAL CORPORATION

Date: November 14, 2002	/s/ George W. Haligowski George W. Haligowski Chairman of the Board, President and Chief Executive Officer

Date: November 14, 2002	/s/ Timothy M. Doyle Timothy M. Doyle Senior Managing Director and Chief Financial Officer

CERTIFICATIONS

I, George W. Haligowski, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ITLA Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ George W. Haligowski
George W. Haligowski Chairman of the Board, President and Chief Executive Officer

I, Timothy M. Doyle, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ITLA Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Timothy M. Doyle
Timothy M. Doyle Senior Managing Director and Chief Financial Officer