Form 10-K
period 2002-12-31
ITLA CAPITAL CORP
filed 2003-03-31
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________________ To __________________

Commission File Number 0-26960

ITLA CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) 888 Prospect Street, Suite 110, La Jolla, California (Address of Principal Executive Offices)	95-4596322 (I.R.S. Employer Identification No.) 92037 (Zip Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [   ].

     As of March 21, 2003, there were issued and outstanding 6,061,575 shares of the Registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of June 28, 2002, was $180.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

ITLA CAPITAL CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

Forward-Looking Statements

     “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-K contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, changes in economic conditions in our market areas, changes in policies by regulatory agencies, the impact of competitive loan products, loan demand risks, the quality or composition of our loan or investment portfolios, fluctuations in interest rates and changes in the relative differences between short and long term interest rates, levels of nonperforming assets and operating results, the impact of terrorist actions and other risks detailed from time to time in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2003 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

     As used throughout this report, the terms “we”, “our”, “ITLA Capital” or the “Company” refer to ITLA Capital Corporation and its consolidated subsidiaries.

PART I

Item 1. Business

General

     ITLA Capital Corporation is the largest financial services company headquartered in San Diego County, California with consolidated assets of $1.7 billion, consolidated net loans of $1.3 billion, consolidated deposits of $1.1 billion and consolidated shareholders’ equity of $156.7 million as of December 31, 2002. We conduct and manage our business principally through our wholly-owned subsidiary, Imperial Capital Bank (the “Bank”), a $1.6 billion institution, with eight offices in California, (San Francisco, Encino, Beverly Hills, Glendale, Century City, Santa Monica, Costa Mesa and Del Mar), one office in Carson City, Nevada (opened in January 2003) and one office in Tempe, Arizona, which will open on April 1, 2003. Effective January 1, 2003, the Bank converted from a California industrial bank to a California-chartered commercial bank, and the Company became a bank holding company. The Bank has been in business for 28 years and was formally known as Imperial Thrift and Loan Association until its name change in January 2000. Our branch offices are primarily used for our deposit services and lending business. The Bank is primarily engaged in:

•	Originating real estate loans secured by income producing properties for retention in its loan portfolio;

•	Originating film finance loans, franchise loans, tax refund anticipation loans, private label small business revolving credit loans; and

•	Accepting customer deposits through the following products: certificates of deposits, money market, passbook accounts and effective January 2003, demand deposit accounts. Our deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”), up to the appropriate legal limits.

     During 2001 and 2000, the Bank was also engaged in the acquisition of pools of single family mortgages in the secondary market for investment purposes. On March 28, 2002, the Bank disposed of virtually all of its residential loan portfolios through the securitization of $86.3 million of its performing single family mortgages and sale of $17.6 million of the remaining single family mortgages in a whole loan sale.

     During 2000, we acquired through our subsidiary, Imperial Capital Real Estate Investment Trust (“Imperial Capital REIT”) all of the equity and certain collateralized mortgage obligations (“CMOs”) of the ICCMAC Multi-family and Commercial Trust 1999-1 (the “ICCMAC Trust”). On the date of acquisition, the ICCMAC Trust held assets of $250.5 million as collateral for $205.4 million of investment grade CMOs that had been sold to third party investors by the previous owner. At December 31, 2002 and 2001, real estate loans held in trust, net, for the CMOs totaled $121.9 million and $162.2 million and the CMOs outstanding balance was $69.1 million and $109.6 million, respectively.

     During the first quarter of 2002, we completed our acquisition of Asahi Bank of California (“Asahi Bank”) a wholly-owned subsidiary of Asahi Bank Ltd - Japan (“ABLJ”), for approximately $14.9 million in cash. On the date of acquisition, Asahi Bank had total assets of approximately $50.0 million, including $35.0 million of commercial real estate and business loans and $15.0 million of cash and securities. Upon completion of the acquisition, Asahi Bank was merged into the Bank.

     On October 25, 2002, we acquired the operating assets and the performing film finance loan portfolio of the Lewis Horwitz Organization (“LHO”), in an all cash transaction valued at approximately $93.0 million. LHO is an internationally recognized lender to the independent film and television production industry. LHO is currently operating as a division of the Bank.

     In November 2002, we entered into a strategic business relationship with various subsidiaries of Household International, Inc. (“Household”) relating to certain tax refund products. In connection with this relationship, the Bank originates tax refund anticipation loans and sells Household a non-recourse participation interest representing substantially all of the outstanding loan balance. Under the agreement, Household supports the Bank’s credit administration, compliance and accounting functions with a range of services relating to the origination process, and services the loans on behalf of the Bank. Substantially all of the tax refund lending volume is generated during the first quarter of the year. The tax refund agreement is for a four-year term, with substantial break-up fees to apply in the event that Household terminates the agreement during the first two years of the agreement.

     We also entered into an agreement in December 2002 with Household pursuant to which the Bank originates relatively small private label commercial revolving loans to small businesses. This agreement is for a two year term. These loans are used primarily to fund purchases from major retailers. Pursuant to this agreement, the Bank sells Household a non-recourse participation interest representing substantially all of the outstanding loan balance.

     We continuously evaluate business expansion opportunities, including acquisitions or joint ventures with companies that originate or purchase commercial and multi-family real estate loans as well as other types of secured commercial loans. In connection with this activity, we periodically have discussions with and receive financial information about other companies that may or may not lead to the acquisition of the company, a segment or division of that company, or a joint venture opportunity.

     The executive offices of the Company are located at 888 Prospect Street, Suite 110, La Jolla, California 92037 and its telephone number at that address is (858) 551-0511.

Lending Activities

     General. During 2002, we concentrated our lending activities as follows:

•	Originating and purchasing real estate loans, including construction loans, secured by income producing properties.

•	Originating and purchasing franchise and film finance loans.

     Income Producing Property Loans. We originate and purchase real estate loans secured primarily by first trust deeds on income producing properties. Income property loan collateral consists primarily of the following types of properties:

•	Apartments	•	Mini-storage facilities
•	Retail centers	•	Mobile home parks
•	Small office and light industrial buildings	•	Other mixed use or special purpose commercial properties
•	Hotels

     At December 31, 2002, the Bank had $1.3 billion of income producing property loans outstanding representing 92.1% of its total real estate loans and 81.0% of its gross loan portfolio. Most of the Bank’s real estate borrowers are business owners, individual investors, investment partnerships or limited liability corporations. The income producing property lending that the Bank engages in typically involves larger loans to a single borrower and is generally viewed as exposing the lender to a greater risk of loss than one- to four-family residential lending. During 2002, we launched Imperial Capital Express, a new real estate lending platform focusing on originating smaller balance income producing property loans. Income producing property values are also generally subject to greater volatility than residential property values. The liquidation values of income producing properties may be adversely affected by risks generally incident to interests in real property, such as:

• •	Changes or continued weakness in general or local economic conditions; Changes or continued weakness in specific industry segments;	•	Changes in governmental rules, regulations and fiscal policies, including rent control ordinances, environmental legislation and taxation;
• • •	Declines in real estate values; Declines in rental, room or occupancy rates in hotels, apartment complexes or commercial properties; Increases in other operating expenses (including energy costs);	• •	Increases in interest rates, real estate and personal property tax rates; and Other factors beyond the control of the borrower or the lender.

     We originate real estate loans through offices located in San Francisco, Glendale, Santa Monica, Costa Mesa and Del Mar. These offices are staffed by a total of twenty-four loan officers. Loan officers solicit mortgage loan brokers for loan applications that meet our underwriting criteria, and also accept applications directly from borrowers. A majority of the real estate loans funded by us are originated through mortgage loan brokers. Mortgage loan brokers act as intermediaries between us and the property owner in arranging real estate loans and earn a fee based upon the principal amount of each loan funded. Since a large portion of our marketing effort is through the contact of loan officers with mortgage loan brokers, we do not incur significant expenses for advertising our lending services to the general public.

     Income producing property loans are generally made in amounts up to 75% of the appraised value; however, in certain instances, multifamily originations may be made at a loan to value ratio of 80%. Loans are generally made for terms up to ten years, with amortization periods up to 30 years. Depending on market conditions at the time the loan was originated, certain loan agreements may include prepayment penalties. Most real estate loans are subject to a quarterly adjustment of their interest rate based on one of several interest rate indexes.

     The interest rates charged on real estate loans generally vary based on a number of factors, including the degree of credit risk, size and maturity of the loan, whether the loan has a fixed or a variable rate, and prevailing market rates for similar types of real estate loans. As of December 31, 2002, 61.5% of the Bank’s real estate loan portfolio was indexed to the Six-Month London Interbank Offered Rate; 17.1% was indexed to the reference rate charged by Bank of America; 3.2% was indexed to the one-month London Interbank offered rate; 1.5% was indexed to the Federal Home Loan Bank (“FHLB”) 11th District Cost of Funds Index; 9.5% was fixed for an initial period and then adjustable; 2.0% was indexed to either the United States Treasury security indexes or the FHLB of San Francisco advance rate; and the balance of 5.2% was fixed rate. Most of the Bank’s variable rate real estate loans may not adjust downward below their initial rate, with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan. The inability of the Bank’s real estate loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists the Bank in our efforts to limit the risks to earnings resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates. At December 31, 2002, 85.9% of the Bank’s variable rate and fixed/adjustable loan portfolio contained interest rate floors. The weighted-average minimum interest rate on this portfolio was 7.84%. At that date, 79.5% of the variable rate loans outstanding had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on this portfolio was 10.03%.

     In 2002, 2001, and 2000, the Bank purchased income producing real estate loans totaling $83.6 million, $176.9 million, and $110.9 million, respectively. In its commercial real estate loan purchases, the Bank generally reserves the right to reject particular loans from a loan pool being purchased and does so for loans in a pool that do not meet its underwriting criteria.

     Construction Loans. We also originate construction loans for income producing properties, as well as for single-family home construction. At December 31, 2002, the Bank had $101.4 million of construction loans outstanding, representing 7.5% of its loans receivable. In addition to the lending risks previously discussed, construction loans also present risks associated with the accuracy of the initial estimate of the property’s value upon completion compared to its actual value, the timely completion of construction activities for their allotted costs and the time needed to stabilize income properties or sell residential tract developments. These risks can be affected by a variety of factors, including the oversight of the project, localized costs for labor and materials, and the weather.

     Franchise Loans. In 2000, we commenced purchasing franchise loans through relationships with correspondent franchise loan originators. Franchise loans are loans to owners of businesses, both franchisors and franchisees, such as fast food restaurants or gasoline retailers, that are affiliated with nationally or regionally recognized chains and brand names. Various combinations of land, building, business equipment and fixtures may secure these loans, or they may be a general obligation of the borrower based on a valuation of the borrower’s business and debt service ability. In each case, the primary source of repayment is the cash flow of the business and not the underlying value of the collateral. During 2002 and 2001, we purchased three loans and 17 loans, with a total commitment of $7.3 million and $53.3 million, respectively. The outstanding balance of these loans as of December 31, 2002 and 2001 was $54.7 million and $57.6 million, respectively. We expect to increase our franchise loan originations in 2003 through the recent opening of our Imperial Capital Franchise Finance lending platform located in Tempe, Arizona.

     Film Finance Loans. We acquired LHO in October 2002 and are operating LHO as a division of the Bank. LHO is an internationally recognized commercial finance lender engaged in providing financing for independent motion picture and television production. Typically, LHO lends to independent producers of film and television on a senior secured basis, basing its credit decisions on the creditworthiness and reputation of distributors and sales agents who have contracted to distribute the films. LHO provides loans (with a typical term of 12 to 18 months) and letters of credit for the production of motion pictures and television shows or series that have a predictable market worldwide, and therefore, a predictable level of revenue arising from licensing of the distribution rights throughout the world.

     LHO lends to independent producers of film and television, many of which are located in California. LHO also has borrowing clients outside of the United States. Independent producers tend to be those producers that do not have major studio distribution outlets for their product. Large film and television studios generally maintain their own distribution outlets and finance their projects with internally generated financing. In addition to funding production loans against a number of distribution contracts, LHO has pioneered a valuation of selected unsold rights to permit financing of a portion of the production budget. Typically, this unsecured amount does not exceed 10% of the total loan. LHO’s lending officers review the quality of the distributors and their contracts, the budget, the schedule of advances, and valuation of all distribution rights when considering a new lending opportunity. All LHO loans require the borrower to provide a completion bond that guarantees the completion of the film or the payoff of the outstanding balance of the loan in the event the film is not completed. After closing, each requested advance is approved by the bonding company on a weekly basis to ensure that LHO is not advancing ahead of an agreed-upon cash flow schedule. The loan documentation grants LHO the right to impose certain penalties on the borrower and exercise certain other rights, including replacing the sales agent, if sales are not consummated within the appropriate time. Loans are repaid principally from revenue received from distribution contracts. In many instances, the distribution contracts provide for multiple payments payable at certain milestones (such as execution of contract, commencement of principal photography or completion of principal photography). The maturity date of the loan is generally six to nine months after completion of the production. Delivery of the completed production is made to the various distributors only upon or after their minimum guarantees have been paid in full. To the extent a distributor fails to make payment upon completion of the film, or the predicted level of revenue is less than expected, the Bank may incur a loss.

     LHO typically charges its customers an interest rate ranging from the prime rate to prime plus a margin (exclusive of loan fees) on the outstanding balance of the loan. Loan fees typically range from, 1.00% to 2.50% with an additional fee up to 7.0% depending on the unsecured amount of the production budget being financed.

     At December 31, 2002 our film finance portfolio totaled $119.3 million, of which approximately $48.8 million were issued to producers domiciled outside of the United States. These foreign loans were primarily issued to producers in Australia, Canada, and Germany. Approximately $600,000 of interest income was earned during fiscal 2002 in connection with these loans. There were no non-performing assets attributable to the LHO division at December 31, 2002.

     Loan Underwriting. Many of the Bank’s loans are made to lower credit grade borrowers that have marginal credit histories or the property has other factors such as debt-to-income ratios or property location that prevent the borrower from obtaining a prime interest rate. We attempt to mitigate the risk associated with these loans by charging higher interest rates and through our loan approval and loan purchasing process. The Bank’s loan underwriters are responsible for initial reviews of borrowers, collateral, loan terms, and prepare a written presentation on every loan application submitted to its loan committee, which is comprised of the following Bank officers:

•	Chairman, Chief Executive Officer, President	•	Managing Director/Director of Loan Operations
•	Vice Chairman and Chief Credit Officer	•	Deputy Managing Director/Production Manager
•	Senior Managing Director/Chief Banking Officer	•	First Vice President of Business Lending Loan Operations
•	Senior Managing Director/Chief Lending Officer	•	Vice President/Portfolio Administration
•	Managing Director/Director of Portfolio Management

     The underwriting standards for loans secured by income producing real estate properties consider the borrower’s financial resources and ability to repay and the amount and stability of cash flow, if any, from the underlying collateral, to be comparable in importance to the loan-to-value ratio as a repayment source. Management believes that during 2002, both California and the United States economy continued to experience an economic shock. We believe that a continued decline in economic conditions in California, and in the surrounding states, coupled with the potential threat of a terrorist attack on the United States, could have a material adverse effect on our real estate lending business, including reducing the demand for new loans, limiting the ability of borrowers to pay financed amounts and impairing the value of our real estate collateral.

     All real estate secured loans over $2.0 million must be submitted to the loan committee for approval. At least one loan committee member or designee must personally conduct on-site inspections of any property involved in connection with a real estate loan recommendation of $1.0 million or more. Loans up to $750,000 may be approved by any loan committee member. Loans of $750,000 to $1.5 million require approval by any two members of the Bank’s loan committee, while loans in excess of $1.5 million require approval of three loan committee members. Additionally, loans over $2.0 million must be approved by the Managing Director/Director of Portfolio Management; loans over $3.0 million require the additional signature of the Vice Chairman and Chief Credit Officer; and individual loans over $5.0 million, loans resulting in an aggregate borrowing relationship to one borrower in excess of $7.5 million, and all purchased loan pools must be approved by the executive committee of the Bank’s board of directors.

     All franchise and film finance loans must be submitted to the loan committee for approval regardless of the amount of the loan request. Loan amounts up to $2.0 million require the approval of three loan committee members. Loans over $2.0 million must be approved by the First Vice President of Business Lending Operations and loans over $3.0 million must be approved by the Vice Chairman and Chief Credit Officer.

     Our loans are originated on both a non-recourse and full recourse basis and we generally seek to obtain personal guarantees from the principals of borrowers which are single asset or limited liability entities (such as partnerships, corporations or trusts).

     The maximum size of a single loan made by the Bank is limited by California law to 25% of the Bank’s equity capital. At December 31, 2002, that limit was approximately $47.1 million. The Bank’s largest combined credit extension to related borrowers was $14.5 million at December 31, 2002. At December 31, 2002, the Bank had a total of 218 extensions of credit, with a combined outstanding principal balance of $730.8 million, that were over $2.0 million to a single borrower or related borrowers. All combined extensions of credit over $2.0 million were performing in accordance with their repayment terms. At December 31, 2002, the Bank had 1,524 secured real estate loans outstanding, with an average balance per loan of approximately $884,000.

     Servicing and Collections. Real estate and construction loans held by the Bank are serviced by the Bank’s loan servicing department, which is designed to provide prompt customer service, and accurate and timely information for account follow-up, financial reporting and management review. Film finance loans, are serviced by LHO personnel using the Bank’s servicing platform. Servicing of substantially all of the franchise loan portfolio and loans held in the ICCMAC Trust is performed by third party servicers. The Bank monitors its loans to ensure that projects are performing as underwritten. This monitoring allows the Bank to take a proactive approach to addressing projects that do not perform as planned. When payments are not received by their contractual due date, collection efforts begin on the fifth day of delinquency with a telephone contact, and proceed to written notices that progress from reminders of the borrower’s payment obligation to an advice that a notice of default may be forthcoming. Accounts delinquent for more than 30 days are generally transferred to the Bank’s asset management department which, following a review of the account and management approval, implements a collection or restructure plan, or a disposition strategy, and evaluates any potential loss exposure on the asset.

     Competition. Our competition in originating real estate, construction, franchise and film finance loans is principally from community banks, savings and loan associations, industrial banks, real estate financing conduits, specialty finance companies, small insurance companies, and larger banks. Many of these entities enjoy competitive advantages over us relative to a potential borrower in terms of a prior business relationship, wider geographic presence or more accessible branch office locations, the ability to offer additional services or more favorable pricing alternatives, or a lower cost of funds structure. We attempt to offset the potential effect of these factors by providing borrowers with greater individual attention and a more flexible and time-sensitive underwriting, approval and funding process than they might obtain elsewhere.

Household Strategic Alliance

     Tax Refund Lending. In November 2002, we entered into a strategic business relationship with various subsidiaries of Household relating to certain tax refund anticipation loans. In connection with this relationship, the Bank originates tax refund anticipation loans, and sells to Household a non-recourse participation interest representing substantially all of the outstanding loan balance. The tax refund agreement with Household is for a four — year term, with substantial break-up fees to apply in the event that Household terminates the agreement during the initial two year period. Household, a leader in the structuring and implementation of tax refund lending programs, supports our credit administration, compliance, treasury and accounting functions with a range of services relating to the administration of this lending program. The Bank would not originate these loans without the involvement of Household.

     Pursuant to our agreement with Household, the Bank offers tax refund anticipation loans (“RALs”) to taxpayers who have filed their returns electronically with the IRS and do not want to wait for the IRS to send them their refund check. For this product, a taxpayer requests a loan through a tax preparer, with the anticipated tax refund as the source of repayment. The taxpayer’s application is then subjected to an automated credit review process. If the application passes this review, the Bank advances to the taxpayer the amount of the refund due on the taxpayer’s return up to specified amounts based on certain criteria, less a pre-paid finance charge and certain other fees. Each taxpayer signs an agreement permitting the IRS to send their refund directly to the Bank instead of to the taxpayer. The refund received from the IRS is used to pay off the loan. Any amount due the taxpayer above the amount of the RAL is then sent to the taxpayer. The Bank also provides refund transfers to customers who do not want or do not qualify for loans. The transfer product facilitates the receipt of the refund by the customer by authorizing the customer’s tax preparer to print a check for the customer after the refund has been received by the Bank from the IRS (“RACs”). Because of the mid-April tax-filing deadline, almost all of the loans and transfers are made and repaid during the first quarter of the year. The Bank’s revenue, under the program, consists of RAL and RAC transaction fees and the earnings stream from RALs originated under the program to the extent of its retained interest in such RALs.

     There is a higher credit risk associated with refund loans than with other types of loans because (1) the Bank does not have personal contact with the customers of this product; and (2) the customers conduct no business with the Bank other than this once a year transaction. Much of this risk is eliminated due to the immediate sale by the Bank to Household, of a participation interest representing virtually all of the RAL outstanding balance.

     Because these programs relate to the filing of income tax returns, activity is concentrated in the first quarter of each year. This causes first quarter net income to become a greater percentage of each year’s net income. This seasonality impacts a number of performance ratios, including return on assets (ROA), return on equity (ROE) and the operating efficiency ratio. These impacts should be apparent in both the first quarter of 2003 and the year-to-date ratios in subsequent quarters.

     Private Label Commercial Revolving Credit Loans. We also entered into an agreement in December, 2002 with Household pursuant to which the Bank originates private label small commercial revolving loans to small businesses. This agreement is for a two year term. These loans are used primarily for purchases from major retailers. Pursuant to this agreement, the Bank sells Household a non-recourse participation interest representing substantially all of the outstanding loan balance. The Bank participates in the earnings stream from the loans originated under the program to the extent of its retained interest in such loans. At December 31, 2002, our retained interest in commercial revolving credit loans aggregated $4.2 million.

Imperial Capital Real Estate Investment Trust

     During 2000, we acquired all of the equity and certain CMOs of the ICCMAC Trust through our real estate investment trust subsidiary, Imperial Capital REIT. At December 31, 2002, the ICCMAC Trust held real estate loans of $121.9 million, comprised of approximately 74 percent and 26 percent of multifamily and commercial loans, respectively, with over 50 percent of the loans secured by property located in California. Over two-thirds of the loans are adjustable rate mortgages. At December 31, 2002, the ICCMAC Trust’s real estate loans were held as collateral for $69.1 million of investment grade CMOs sold to third party investors. The cash flow from the ICCMAC Trust’s loan pool pays principal and interest on the CMOs, and also provides cash flow on a monthly basis to ITLA Capital. ITLA Capital recorded $7.9 million of pre-tax income from its investment in the ICCMAC Trust during the year ended December 31, 2002.

     Servicing of the ICCMAC Trust loans is performed by Orix Capital Markets, LLC (“Orix”), a Delaware limited liability company. Under the servicing agreement, Orix is required to service and administer the commercial mortgage loans held in trust solely for the benefit of the holders of the CMOs in accordance with the terms of the servicing agreement and the commercial mortgage loans.

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

Nonperforming Assets and Other Loans of Concern

     At December 31, 2002, nonperforming assets totaled $18.5 million or 1.07% of total assets. Nonperforming assets consisted of $5.9 million of nonaccrual loans and $12.6 million of other real estate owned. Two of our nonperforming loans had an outstanding balance greater than $1.0 million. For additional information regarding nonperforming assets see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations-Credit Risk Elements”.

     The following is a brief discussion of the non-accrual loans where the remaining principal balance of the loan at December 31, 2002, exceeded $1.0 million.

Loan Secured by 4 Office Buildings — Nevada. This loan was originated by the Bank in May 2000 with an original commitment of $4.2 million, which included funds to finish the construction of one of the buildings. One building and 2 vacant lots were released for consideration during the loan’s history. No payments have been received since June 2002. The loan balance as of December 31, 2002 was $3.0 million. The property was 78% occupied as of December 2002. A notice of default has been filed and the loan is currently in foreclosure.

Loan Secured by a Truck Stop — Texas. This loan was purchased by the Bank in June 2001 with an original commitment of $2.0 million, which included funds to repave the collateral site. The loan balance as of December 31, 2002 was $2.0 million. The operation has been under-performing, with cash flows insufficient to make its debt service payments. A notice of default has been filed and the loan is currently in foreclosure.

     As of December 31, 2002, we had loans with an aggregate outstanding balance of $35.5 million with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the non-accrual loan category. All of these loans are classified as substandard pursuant to the regulatory guidelines discussed below. The following is a brief discussion of our “other loans of concern” where the remaining principal balance of the loan at December 31, 2002 exceeded $2.0 million.

Loan Secured by Office Building — Missouri. This loan was originated by the Bank in June 1999 with an original commitment of $10.2 million to refinance a 20-story office tower. The outstanding principal balance at December 31, 2002 was $9.8 million. The property has suffered from high market vacancy and the cash flow is currently insufficient to cover the debt service on our loan. The property was 55% occupied and the loan was performing in accordance with its payment terms, as of December 31, 2002. On February 21, 2003 the loan was placed on nonaccrual status and a notice of default was filed. See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 23.”

Loan Secured by Office with Retail Building — California. This loan was originated by the Bank in July 2001 with an original commitment of $8.4 million. The outstanding principal balance at December 31, 2002 was $7.8 million. The loan has paid as agreed since inception, however, the occupancy has declined to 63% as of December 2002. We continue to monitor the borrowers’ efforts to improve the occupancy.

Loan Secured by Hotel — Arizona. This loan was originated by the Bank in July 1998 with an original commitment of $4.0 million secured by a 99-unit hotel. The outstanding principal balance at December 31, 2002 was $2.8 million. The loan is current pursuant to the repayment terms of its forbearance agreement. The cash flow from the operations of the collateral has been less than the debt service on our loan for the last four years. We continue to monitor the borrowers’ efforts to improve the cash flow of the hotel.

Loan Secured by a Hotel — Washington. This loan was originated by the Bank in February 1998 with an original commitment of $3.7 million secured by a 123-unit hotel. The outstanding principal balance at December 31, 2002 was $2.8 million. The loan has paid as agreed since inception, however, the cash flow from the operations of the collateral has been less than the debt service on our loan. A demand for payoff has been issued. In January 2003, the loan was paid off and resulted in a loss of approximately $200,000.

Classified Assets

     Management uses a loan classification system consistent with the classification system used by bank regulatory agencies to help it evaluate the risks inherent in its real estate loan portfolio. Loans are identified as “pass”, “substandard”, “doubtful” or “loss” based upon consideration of all sources of repayment, underlying collateral values, current and anticipated economic conditions, trends and uncertainties, and historical experience. Pass loans are further divided into four additional sub-categories, based on the borrower’s financial strength and ability to service the debt and/or the value and debt service coverage of the underlying collateral. Underlying collateral values for real estate dependent loans are supported by property appraisals or evaluations. We review our loan classifications on at least a quarterly basis. At December 31, 2002, we classified $41.4 million of loans as “substandard”, none as “doubtful” and none as “loss”. $5.9 million of these classified loans were included in the nonperforming assets table in “Item 7. Management’s Discussion and Analysis of Results of Financial Condition and Operations - Credit Risk Elements”, and the balance was included in the $35.5 million of “other loans of concern”, discussed above.

Funding Sources

     The primary source of funding for the Bank’s lending operations and investments are deposits. The Bank’s deposits are federally insured by the FDIC to the maximum extent permitted by law. Approximately 83.3% of the Bank’s deposits are term deposits that pay fixed rates of interest for periods ranging from 90 days to five years. The remaining 16.7% of the Bank’s deposits are variable rate passbook accounts and variable rate money market accounts with limited checking features.

     The Bank’s strategy with all deposit accounts is to offer rates significantly above those customarily offered by other financial institutions in its market. The Bank has generally accumulated deposits by relying on renewals of term accounts by existing depositors, participating in deposit rate surveys which promote the rate offered by the Bank on its deposit products, and periodically advertising in various local market newspapers and other media. The Bank is able to pursue this strategy by operating a savings branch system offering fewer products and services than many institutions. Because the Bank does not provide safe deposit boxes, money orders, trust services, and various other retail banking services, management believes its staffing and overhead costs are significantly lower than banks and savings institutions. Management further believes that its deposits are a reliable funding source and that the cost of funds resulting from the Bank’s deposit gathering strategy is comparable to those of other banks pursuing a similar strategy. However, because the Bank competes for deposits primarily on the basis of rates, the Bank could experience difficulties in attracting deposits if it could not continue to offer deposit rates at levels above those of other financial institutions. Management also believes that any efforts to significantly increase the size of its deposit base may require greater marketing efforts and/or increases in deposit rates. At December 31, 2002, the Bank had $103.6 million of brokered deposits.

     We intend to begin offering our customers in 2003 commercial banking products and services, including consumer and business checking accounts. As the Bank acquires non-interest bearing checking account balances, it anticipates that its dependence on interest rate sensitive certificates of deposit as a funding source will slowly diminish.

     For information concerning overall deposits outstanding during the periods indicated and the rates paid thereon, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income”.

     The Bank has also used advances from the FHLB of San Francisco as a funding source. FHLB advances are collateralized by pledges of qualifying cash equivalents, investment securities, mortgage-backed securities and whole loan collateral. At December 31, 2002, FHLB advances outstanding totaled $338.7 million, and the remaining available borrowing capacity, based on the loans and securities pledged as collateral, totaled $65.2 million, net of the $3.4 million of additional FHLB Stock that we would be required to purchase to support the additional borrowings. Additionally, the Bank also has uncommitted, unsecured lines of credit with other banks renewable daily in the amount of $30.0 million. In connection with our tax refund lending business, ITLA Capital had a $35.0 million revolving credit facility with a bank commencing on January 24, 2003, and matured on March 31, 2003. See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Notes 3, 4, 8, and 9”.

Regulation

     On January 1, 2003, the Bank converted from a California industrial bank to a California-chartered commercial bank, and the Company became a bank holding company. As a result, the Company is now regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Bank continues to be regulated by the California Department of Financial Institutions (the “DFI”) and the Federal Deposit Insurance Corporation (the “FDIC”). Due to legislation which became effective in October 2000, California industrial banks are now generally subject to the same California banking laws as California commercial banks. Accordingly, the regulatory oversight to which the Bank is now subject as a commercial bank is not significantly different from the regulatory oversight to which it was subject as an industrial bank.

     Holding Company Regulation. Bank holding companies are subject to comprehensive regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, and the regulations of the Federal Reserve Board. As a bank holding company, the Company is required to file reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and the Company and its non-bank subsidiaries are subject to examination by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a bank holding company divest subsidiaries, including its bank subsidiaries. In general, enforcement actions may be initiated for violations of law and regulation as well as unsafe or unsound practices.

     Under Federal Reserve Board policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy, the Federal Reserve Board may require, and has required in the past, bank holding companies to contribute additional capital to undercapitalized subsidiary banks.

     Under the Bank Holding Company Act of 1956, a bank holding company must obtain Federal Reserve Board approval before, among other matters:

•	acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of these shares (unless it already owns or controls a majority of these shares);

•	acquiring all or substantially all of the assets of another bank or bank holding company; or

•	merging or consolidating with another bank holding company.

     This statute also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks.

     Dividends. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the bank holding company’s capital needs, asset quality and overall financial condition. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if any of the holding company’s bank subsidiaries are classified as “undercapitalized.”

     Repurchase or Redemption of Equity Securities. A bank holding company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of its consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order, or any condition imposed by, or written agreement with, the Federal Reserve Board. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a “2” and is not subject to any unresolved supervisory issues.

     Capital Requirements. The Federal Reserve Board has established capital requirements for bank holding companies that generally parallel the capital requirements for insured depository institutions. The Company was not subject to any minimum capital requirements prior to becoming a bank holding company. The Company currently is deemed “well capitalized” under the Federal Reserve Board capital requirements.

     Bank Regulation — California Law

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

     Bank Regulation — Federal Law

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

     Regulatory Capital Requirements. Federally-insured, state-chartered banks such as the Bank, are required to maintain minimum levels of regulatory capital as specified in the FDIC’s capital maintenance regulations. The FDIC also is authorized to impose capital requirements in excess of these standards on individual banks on a case-by-case basis.

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

     Tier 1 Capital Ratio. FDIC regulations establish a minimum 3.0% ratio of Tier 1 capital to total average assets for the most highly-rated state-chartered, FDIC-supervised banks. All other FDIC supervised banks must maintain at least a 4.0% tier 1 capital ratio. At December 31, 2002, the Bank’s required tier 1 capital ratio was 4.0% and its actual tier 1 capital ratio was 13.0%.

     Risk-Based Capital Requirements. The risk-based capital requirements generally require the Bank to maintain a ratio of tier 1 capital to risk-weighted assets of at least 4.0% and a ratio of total risk-based capital to risk-weighted assets of at least 8.0%. To calculate the amount of capital required, assets are placed in one of four categories and given a percentage weight (0%, 20%, 50% or 100%) based on the relative risk of the category. For example, United States Treasury Bills and Ginnie Mae securities are placed in the 0% risk category. Fannie Mae and Freddie Mac securities are placed in the 20% risk category, loans secured by one-to four-family residential properties and certain privately-issued mortgage-backed securities are generally placed in the 50% risk category, and commercial and consumer loans and other assets are generally placed in the 100% risk category. In addition, certain off-balance-sheet items are converted to balance sheet credit equivalent amounts and each amount is then assigned to one of the four categories.

     For purposes of the risk-based capital requirements, “total capital” means tier 1 capital plus supplementary or tier 2 capital, so long as the amount of supplementary or tier 2 capital that is used to satisfy the requirement does not exceed the amount of tier 1 capital. Tier 2 capital includes cumulative or other perpetual preferred stock, mandatory convertible subordinated debt and perpetual subordinated debt, mandatory redeemable preferred stock, intermediate-term preferred stock, mandatory convertible subordinated debt and subordinated debt, and the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets. At December 31, 2002 the Bank’s tier 1 risk-based and total capital ratios were 13.2% and 14.4%, respectively.

     The federal banking agencies have adopted regulations specifying that the agencies will include, in their evaluation of a bank’s capital adequacy, an assessment of the exposure to declines in the economic value of the bank’s capital due to changes in interest rates. The FDIC and the other federal banking agencies have also promulgated final amendments to their respective risk-based capital requirements which identify concentration of credit risk and certain risks arising from nontraditional activities, and the management of such risk, as important factors to consider in assessing an institution’s overall capital adequacy. The FDIC may require higher minimum capital ratios based on certain circumstances, including where the institution has significant risks from concentration of credit or certain risks arising from nontraditional activities.

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

     An institution is treated as “well capitalized” if its total risk based capital ratio is 10.0% or more, its tier 1 risk-based ratio is 6.0% or more, its tier 1 capital ratio is 5.0% or greater, and it is not subject to any order or directive by the FDIC to meet a specific capital level. The Bank exceeded these requirements at December 31, 2002.

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

     Community Reinvestment Act and Fair Lending Requirements. The Bank is subject to certain fair lending requirements and reporting obligations involving lending operations and Community Reinvestment Act activities. Federal banking agencies are required to evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws into account when regulating and supervising other activities such as mergers and acquisitions. In its most recent examination, the FDIC rated the Bank “satisfactory” in complying with its Community Reinvestment Act obligations.

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

     Privacy Provisions of the Gramm-Leach-Bliley Act. Federal banking regulators, as required under the Gramm-Leach-Bliley Act (the “GLB Act”), have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act will affect how consumer information is transmitted through diversified financial service companies and conveyed to outside vendors. In California, the attempt in the state legislature to pass a California version of a privacy bill failed in 2001, but it is expected that the proponents of such privacy proposals will re-introduce financial privacy bills in the next session in 2003. The GLB Act permits states to enact their own privacy rules which may be stricter than those under the GLB Act. We cannot predict at this time what terms will be considered in any proposed California privacy legislation, whether any such proposed legislation will be enacted and if so, when such legislation may become effective. Therefore, it is not possible at this time to assess fully the impact of the privacy provisions on our business, results of operations or financial condition.

     Future Legislation. Various legislation, including proposals to change substantially the financial institution regulatory system, is from time to time introduced in Congress. This legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on our business, results of operations or financial condition.

Employees

     As of December 31, 2002, we had 178 employees. Management believes that its relations with employees are satisfactory. We are not subject to any collective bargaining agreements.

Segment Reporting

     Financial and other information regarding our operating segments is contained in Note 21 to our audited consolidated financial statements included in Item 8 of this report.

Internet Website

     We maintain a website with the address www.itlacapital.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

Item 2. Properties

     ITLA Capital leases approximately 74,500 square feet of office space for its operations as shown below.

			Year Current Lease
Locations	Office Uses	Square Footage	Term Expires

La Jolla, CA	Corporate Headquarters	16,403	2008
La Jolla, CA	Audit and Marketing	2,325	2006
Glendale, CA	Loan Operations Division/Real Estate Lending	8,932	2005
San Francisco, CA	Retail Deposit Branch/Real Estate Lending	5,005	2007
Beverly Hills, CA	Retail Deposit Branch	2,218	2005
Costa Mesa, CA	Retail Deposit Branch/Money Desk Operations/Real
	Estate Lending	3,609	2006
Del Mar, CA	Retail Deposit Branch/Savings Operations
	Division/Real Estate Lending	2,847	2004
Encino, CA	Retail Deposit Branch	5,298	2004
Santa Monica, CA	Loan Operations/Imperial Capital Express	4,991	2004
Encino, CA	Operations Support	3,170	2004
Glendale, CA	Retail Deposit Branch/Loan Administration Division	6,257	2006
Century City, CA	Lewis Horwitz Organization 2003	7,003	2003
Carson City, NV	Savings Branch/Tax Refund Lending/ Private Label
	Credit Card	2,500	2003
Tempe, AZ	Loan Operations/Imperial Capital Franchise Finance	3,920	2006

     For additional information regarding our premises, see “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements - Note 17”.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock is traded on the NASDAQ national market system under the symbol “ITLA”. As of December 31, 2002, there were nine holders of record of our common stock representing an estimated 1,000 beneficial shareholders with a total of 6,061,575 shares outstanding. We have not paid any cash dividends since our holding company reorganization in 1996.

     The following table sets forth, for the periods indicated, the range of high and low trade prices for our common stock. Stock price data on NASDAQ reflects inter-dealer prices, without retail mark-up, mark-down or commission.

	Market Price
				Average Daily
	High	Low	Close	Closing Price

2002
4th Quarter	$36.25	$26.37	$33.23	$31.36
3rd Quarter	31.25	27.18	30.19	29.66
2nd Quarter	31.15	25.05	29.69	29.25
1st Quarter	20.75	20.25	24.75	22.39
2001
4th Quarter	$21.05	$17.86	$20.96	$19.20
3rd Quarter	20.25	17.57	20.25	18.22
2nd Quarter	19.75	15.90	18.00	17.55
1st Quarter	20.00	18.75	20.00	19.56

     The following table includes supplementary quarterly operating results and per share information for the past two years. The data presented should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with “Item 8. Financial Statements and Supplementary Data” included elsewhere in this report.

Quarterly Operations (Unaudited)

	For the Quarter Ended

	March 31	June 30	September 30	December 31

	(in thousands except per share amounts)
2002
Interest income	$27,035	$26,570	$27,380	$29,623
Interest expense	10,489	9,076	8,800	8,957
Net interest income before provision for loan losses	16,546	17,494	18,580	20,666
Provision for loan losses	1,325	2,100	2,700	2,905
Non-interest income	125	102	(54)	200
General and administrative expense	6,318	6,312	6,459	7,943
Total real estate owned expense, net	467	508	71	277
Provision for income taxes	3,043	3,074	3,326	3,345
Net income	4,719	4,805	5,155	5,326
Basic earnings per share	$0.79	$0.80	$0.86	$0.89
Diluted earnings per share	$0.74	$0.75	$0.80	$0.84
2001
Interest income	$32,266	$31,428	$29,633	$29,768
Interest expense	18,638	16,913	15,223	13,089
Net interest income before provision for loan losses	13,628	14,515	14,410	16,679
Provision for loan losses	450	500	1,500	2,125
Non-interest income	314	239	251	255
General and administrative expense	5,131	5,781	5,672	6,234
Total real estate owned expense, net	169	47	68	103
Provision for income taxes	2,905	2,911	2,583	2,994
Net income	4,713	4,719	4,039	4,680
Basic earnings per share	$0.70	$0.71	$0.64	$0.77
Diluted earnings per share	$0.67	$0.69	$0.62	$0.74

Item 6. Selected Financial Data

     The following condensed consolidated statements of operations and financial condition and selected performance ratios as of December 31, 2002, 2001, 2000, 1999, and 1998 and for the years then ended have been derived from our audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statement and Supplementary Data.”

	As of and for the years ended December 31,

	2002	2001	2000	1999	1998

Condensed Consolidated Statements of Operations	(in thousands except per share amount)

Total interest income	$110,608	$123,095	$123,775	$101,213	$101,665
Total interest expense	37,322	63,863	68,642	48,460	51,387

Net interest income before provisions for loan losses and valuation allowance on loans held for sale	73,286	59,232	55,133	52,753	50,278
Provision for loan losses	9,030	4,575	4,775	4,950	4,550
Provision for valuation allowance on loans held for sale	—	—	—	—	1,400

Net interest income after provisions for losses and valuation allowance on loans held for sale	64,256	54,657	50,358	47,803	44,328

Non-interest income	373	1,059	2,331	901	2,447

Non-interest expense:
Compensation and benefits	13,954	11,778	9,958	9,739	10,564
Occupancy and equipment	3,165	2,968	2,567	2,788	2,783
Other general and administrative expenses	9,913	8,072	8,129	8,230	7,317
Real estate owned expense, net	1,323	387	138	472	984

Total recurring non-interest expense	28,355	23,205	20,792	21,229	21,648
Nonrecurring expense	—	—	(1) 1,400	—	—

Total non-interest expense	28,355	23,205	22,192	21,229	21,648

Income before provision for income taxes and minority interest in income of subsidiary	36,274	32,511	30,497	27,475	25,127
Minority interest in income of subsidiary(2)	3,481	2,967	478	—	—

Income before provision for income taxes	32,793	29,544	30,019	27,475	25,127
Provision for income taxes	12,788	11,393	11,880	11,270	10,304

NET INCOME	$20,005	$18,151	$18,139	$16,205	$14,823

BASIC EARNINGS PER SHARE	$3.35	$2.82	$2.57	$2.26	$1.95
DILUTED EARNINGS PER SHARE	$3.16	$2.72	$2.51	$2.21	$1.89
Dividends paid	$—	$—	$—	$—	$—

Condensed Consolidated Statements of Financial Condition

Cash and cash equivalents	$160,848	$134,241	$70,950	$72,242	$125,602
Investment securities available for sale, at fair value	54,677	29,411	46,325	59,247	329
Stock in Federal Home Loan Bank	16,934	13,464	3,963	8,894	12,633
Loans, net	1,316,298	1,122,370	1,045,927	951,480	862,089
Real estate loans held in trust, net	121,936	162,158	211,722	—	—
Loans held for sale, at lower of cost or fair market value	—	—	—	—	12,188
Interest receivable	9,158	11,144	11,821	7,383	6,321
Other real estate owned, net	12,593	13,741	2,250	1,041	1,201
Premises and equipment, net	4,197	2,177	2,690	3,253	3,493
Deferred income taxes	13,822	11,869	11,302	9,401	6,270
Goodwill	3,118	—	—	—	—
Other assets	8,384	7,733	8,193	2,882	2,521

Total Assets	$1,721,965	$1,508,308	$1,415,143	$1,115,823	$1,032,647

Deposit accounts	$1,065,911	$953,654	$1,015,699	$913,613	$866,798
Collateralized mortgage obligations	69,077	109,648	161,852	—	—
Federal Home Loan Bank advances	338,685	269,285	79,250	67,250	48,500
Account payable and other liabilities	10,006	9,674	11,269	11,265	11,467
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures	81,595	28,118	13,519	—	—
Shareholders’ equity	156,691	137,929	133,554	123,695	105,882

Total Liabilities and Shareholders’ Equity	$1,721,965	$1,508,308	$1,415,143	$1,115,823	$1,032,647

Book value per share	$27.11	$23.54	$20.05	$17.22	$14.77

(1)	Represents expenses related to the consolidation of the Bank’s headquarters with ITLA Capital’s headquarters in La Jolla, California.

(2)	Represents accrued distributions payable on our trust preferred securities.

	As of and for the years ended December 31,

	2002	2001	2000	1999	1998

Selected Performance Ratios
Return on average assets	1.41%	1.32%	1.47%	1.57%	1.46%
Return on average shareholders’ equity	13.56%	13.28%	13.95%	14.23%	13.95%
Net interest margin (1)	5.30%	4.33%	4.47%	5.11%	4.96%
Average interest-earning assets to average interest bearing liabilities	113.94%	113.80%	113.49%	113.74%	113.06%
Efficiency ratio (2)	38.50%	38.49%	38.62%	39.57%	41.06%
Efficiency ratio excluding real estate operations and nonrecurring expense, net	36.70%	37.85%	35.94%	38.69%	39.19%
Total recurring general and administrative expense to average assets	1.90%	1.66%	1.78%	2.01%	2.04%
Average shareholders’ equity to average assets	10.36%	9.93%	10.86%	11.01%	10.47%
Nonperforming assets to total assets	1.08%	1.92%	1.44%	0.81%	0.64%
Allowance for loan losses to loans held for investment, net (3)	2.31%	2.16%	2.12%	2.05%	1.91%
Allowance for loan loss to nonaccrual loans	555.61%	174.30%	149.85%	249.40%	309.37%
Net charge-offs (recoveries) to average loans held for investment, net	0.36%	0.39%	0.18%	0.20%	(0.01%)

(1)	Net interest margin represents net interest income divided by total average interest-earning assets.

(2)	Efficiency ratio represents non-interest expense divided by non-interest income and net interest income before provision for loan losses.

(3)	Real estate loans before allowance for loan losses and net of unearned finance charges and loan fees.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     The following discussion and analysis reviews the financial condition and results of our consolidated operations, including our consolidated subsidiaries: Imperial Capital Bank and the Imperial Capital Real Estate Investment Trust.

     The following discussion and analysis is intended to identify the major factors that influenced our financial condition as of December 31, 2002 and 2001 and our results of operations for the years ended December 31, 2002, 2001 and 2000. Our primary business involves the origination and purchase of loans secured by income producing real estate, located predominately in California and, to a lesser extent, the purchase of franchise loans and the funding of film finance loans.

     Consolidated net income in 2002 was $20.0 million, or $3.16 per diluted share, compared to $18.2 million, or $2.72 per diluted share, in 2001 and $18.1 million, or $2.51 per diluted share, in 2000. The increase in net income in 2002 was primarily due to an increase in net interest income to $73.3 million for 2002 as compared to $59.2 million in 2001. This increase was partially offset by a $4.5 million increase in provision for loan losses and a $5.2 million increase in non-interest expense.

     The increase in net income in 2001 was primarily due to an increase in net interest income to $59.2 million for 2001 as compared to $55.1 million in 2000. This increase was partially offset by a $2.5 million increase in minority interest in income of subsidiary, a decrease of $1.3 million in non-interest income and an increase of $1.0 million in non-interest expense.

     Total loan production including the unfunded portion of construction loans was $674.1 million for the year ended December 31, 2002, as compared to $502.1 million and $653.9 million for the years ended December 31, 2001 and 2000. Loan production in 2002 consisted of real estate loan originations of $412.3 million, real estate loan purchases of $120.4 million (including the $36.8 million of loans relating to the acquisition of Asahi Bank of California), the acquisition of $92.6 million and the origination of $34.3 million of film finance loans and the purchase of $7.3 million of franchise loans. In addition, at December 31, 2002, we held $4.2 million of commercial revolving credit loans relating to our strategic alliance with Household.

     Our average total assets increased approximately 3.4% during 2002 to $1.4 billion. Average deposit accounts totaled $931.4 million in 2002 compared to $960.0 million in 2001, a decrease of $28.6 million, or 3.0%. FHLB advances averaged $194.2 million in 2002, compared to $103.7 million in 2001, an increase of $90.5 million, or 87.3%. This increase in average FHLB advances was primarily utilized to fund the increase in the loan portfolio. The average balance of the CMOs was $88.5 million during 2002 compared to $139.3 million in 2001 reflecting repayments on loans held in trust.

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

	Years Ended December 31,

	2002			2001			2000

	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

	(dollars in thousands)
Assets
Cash and investment securities	$77,384	$3,475	4.49%	$73,823	$3,192	4.32%	$84,660	$5,164	6.10%
Loans (1)	1,083,645	91,066	8.40%	1,072,792	102,233	9.53%	964,620	102,419	10.62%
Real estate loans held in trust	143,705	10,239	7.13%	189,349	14,954	7.90%	182,982	16,192	8.85%
Franchise loans	60,492	4,479	7.40%	32,956	2,716	8.24%	—	—	—
Motion picture financing	18,060	1,349	7.47%	—	—	—	—	—	—

Total loans receivable	1,305,902	107,133	8.20%	1,295,097	119,903	9.26%	1,147,602	118,611	10.34%

Total interest earning assets	1,383,286	$110,608	8.00%	1,368,920	$123,095	8.99%	1,232,262	$123,775	10.04%

Non-interest-earning assets	70,468			34,218			28,963
Allowance for loan losses	(30,071)			(26,835)			(24,571)

Total assets	$1,423,683			$1,376,303			$1,236,654

Liabilities and Shareholders’ Equity
Deposit accounts:
Money market and passbook accounts	$151,258	$2,873	1.90%	$119,022	$4,767	4.01%	$115,035	$6,384	5.55%
Time certificates	780,168	26,476	3.39%	841,002	48,097	5.72%	798,599	49,584	6.21%

Total deposit accounts	931,426	29,349	3.15%	960,024	52,864	5.51%	913,634	55,968	6.13%
Collateralize mortgage obligations	88,485	2,301	2.60%	139,267	6,209	4.46%	141,796	10,901	7.69%
FHLB Advances	194,160	5,672	2.92%	103,675	4,790	4.62%	30,366	1,773	5.84%

Total interest bearing liabilities	1,214,071	$37,322	3.07%	1,202,966	$63,863	5.31%	1,085,796	$68,642	6.32%

Noninterest-bearing liabilities	62,080			36,644			16,586
Shareholders’ equity	147,532			136,693			134,272

Total liabilities and shareholders’ equity	$1,423,683			$1,376,303			$1,236,654

Net interest spread (2)			4.93%			3.68%			3.72%

Net interest income before provisions for loan losses		$73,286			$59,232			$55,133

Net interest margin (3)			5.30%			4.33%			4.47%

(1)	Before allowance for loan losses and net of deferred loan fees and costs. Net loan fee amortization of $1.7 million, $1.3 million and $1.7 million was included in net interest income for 2002, 2001 and 2000, respectively.

(2)	Average yield on interest-earning assets minus average rate paid on interest-bearing liabilities.

(3)	Net interest income divided by total average interest-earning assets.

     Our primary source of revenue is net interest income. Our net interest income is affected by (a) the difference between the yields recognized on interest-earning assets, including loans and investments, and the interest rates paid on interest-bearing liabilities, which is referred to as “net interest spread”, and (b) the relative amounts of interest-earning assets and interest-bearing liabilities. As of December 31, 2002, 2001 and 2000, our ratio of average interest-earning assets to average interest-bearing liabilities was 113.93%, 113.80% and 113.49%, respectively.

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

	2002 vs. 2001			2001 vs. 2000

	Increase (Decrease)			Increase (Decrease)
	Due to:			Due to:

	Volume	Rate	Total	Volume	Rate	Total

	(in thousands)
Interest and fees earned on:
Loans, net	$4,695	$(12,750)	$(8,055)	$13,414	$(10,884)	$2,530
Cash and investment securities	159	124	283	(467)	(1,505)	(1,972)
Real estate loans held in trust	(3,256)	(1,459)	(4,715)	502	(1,740)	(1,238)

Total increase (decrease) in interest income	1,598	(14,085)	(12,487)	13,449	(14,129)	(680)

Interest paid on:
Deposit accounts	(899)	(22,616)	(23,515)	2,557	(5,661)	(3,104)
Collateralized mortgage obligations	(1,319)	(2,589)	(3,908)	(113)	(4,579)	(4,692)
FHLB advances	2,644	1,762	882	3,387	(370)	3,017

Total increase (decrease) in interest expense	426	(26,967)	(26,541)	5,831	(10,610)	(4,779)

Increase (decrease) net interest income	$1,172	$12,882	$14,054	$7,618	$(3,519)	$4,099

2002 Compared to 2001

     Net interest income increased $14.1 million or 23.8% to $73.3 million in 2002 compared to $59.2 million in 2001. The increase in net interest income was primarily attributable to the improvement in net interest spread caused by the declining rate environment, which lowered our average cost of funds and resulted in most of our loans reaching their interest rate floors.

     Interest income decreased $12.5 million or 10.1% to $110.6 million in 2002 compared to $123.1 million in 2001. The decrease in interest income was due primarily to our loans being originated or repricing at lower rates due to the general decline in market interest rates. The average yield on our loans was 8.40% in 2002 compared to 9.53% in 2001. Our commercial real estate loan portfolio is primarily comprised of adjustable rate mortgages indexed to the six month LIBOR. Approximately 91.6% of our real estate loan portfolio (including real estate loans held in trust) were adjustable rate mortgages at December 31, 2002. These adjustable rate mortgages generally re-price on a quarterly basis and, as of December 31, 2002, approximately $1.1 billion or 87.1% of our real estate loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. At December 31, 2002, the weighted average floor interest rate of these loans was 7.45%. At that date, approximately $1.1 billion or 97.9% of those loans were at the floor interest rate.

     Interest expense on interest-bearing liabilities decreased $26.5 million or 41.6% to $37.3 million in 2002 compared to $63.9 million in 2001 primarily due to a decrease in interest expense on deposits and CMOs. Interest expense from deposit accounts decreased $23.5 million or 44.5% to $29.3 million in 2002 compared to $52.9 million in 2001 due to decreases in the average rate paid on deposits as a result of lower market interest rates. The average rate paid on deposits was 3.15% in 2002 compared to 5.51% in 2001.

     Interest expense from the CMOs decreased $3.9 million or 62.9% to $2.3 million in 2002 as compared to $6.2 million in 2001. The decrease was primarily due to a decrease in rates paid on CMOs, as well as a decline in average balance of CMOs. The average balance and average yield on the CMOs was $88.5 million and 2.60% in 2002 as compared to $139.3 million and 4.46% in 2001, respectively.

     Interest expense from FHLB advances increased $0.9 million to $5.7 million in 2002 compared to $4.8 million in 2001, due to an increase in the average outstanding balance, which was partially offset by a decrease in the average rate paid on FHLB advances. The average balance of FHLB advances increased $90.5 million or 87.3% to $194.2 million in 2002 compared to $103.7 million in 2001. The average rate paid on FHLB advances was 2.92% in 2002 compared to 4.62% in 2001. We have used our borrowing capacity under our FHLB credit line to take advantage of the current favorable short-term rate environment through effective liability management, which has lowered our cost of funds and enhanced our net interest income.

Provision for Loan losses

     Provision for loan losses increased to $9.0 million in 2002 compared to $4.6 million in 2001. The current period provision for loan losses was recorded to provide the reserves adequate to support the known and inherent risk of loss resulting from the current growth in the loan portfolio and due to the increase in other loans of concern to $35.5 million from $21.5 million at December 31, 2001. See also “Credit Risk Elements – Allowance for Loan Losses and Nonperforming Assets”.

Non-interest Income

     Non-interest income decreased $0.7 million to $0.4 million in 2002 compared to $1.1 million in 2001. The decrease in non-interest income was due primarily to a $0.5 million net valuation provision recorded in 2002 for the Company’s residual interest relating to the securitization of our residential loan portfolio.

Non-interest Expense

General and Administrative Expense

     General and administrative expense totaled $27.0 million and $22.8 million in 2002 and 2001, respectively. In 2002, our ratio of recurring general and administrative expenses to average assets was 1.90%, compared to 1.66% in 2001. This increase was primarily attributable to the additions made to the retail and wholesale loan originations sales and support staff, and certain infrastructure costs relating to the charter conversion activities, including core processing system conversion costs, and additions to the information technology and savings and operation staff. Full time equivalent associates averaged 154 in 2002 compared to 133 in 2001.

Real Estate Owned Expense

     Real estate owned expense, net, increased to $1.3 million in 2002 compared to $0.4 million in 2001. The increase was primarily attributable to a $0.5 million increase in real estate owned expense and to the $0.5 million increase in the provision for losses on other real estate owned (“OREO”). These increases were offset by a $0.1 million increase in gain on sale of OREO, net. See also “Credit Risk Elements – Allowance for Loan Losses and Nonperforming Assets”.

Income Taxes

     Provision for income taxes increased to $12.8 million in 2002 compared to $11.4 million in 2001. The increase in provision for income taxes was primarily due to an increase in taxable income. The effective tax rate was 39.0% and 38.6% for 2002 and 2001, respectively. The effective tax rate differed from the applicable statutory federal tax rate due to state income taxes and the state income tax deduction for tax exempt income on loans located in designated redevelopment and enterprise zones and due to federal income tax credits received from a low income housing tax credit investment.

     At December 31, 2002, we had a net deferred tax asset of $13.8 million. The deferred tax asset related primarily to loss provisions recognized on our financial statements that have not yet been recognized on our income tax returns. During 2002, we had no deferred tax assets relating to net operating loss carry forward deductions. The deferred tax asset is considered fully realizable, as when the temporary differences associated with the deferred tax assets are recognized for income tax purposes, those deductions are expected to be fully offset, either by carryback against previously taxed income or by a reduction of future taxable income. Accordingly, we have not established a valuation allowance on the deferred tax asset.

Minority Interest in Income of Subsidiary

     Minority interest in income of subsidiary, consisting of accrued distributions payable on our Trust Preferred securities, was $3.5 million in 2002 as compared to $3.0 million in 2001. The increase was due to the additional issuance of $55.0 million of variable rate cumulative Trust Preferred securities in 2002, as well as the Trust Preferred securities issued in 2001 being outstanding for the entire fiscal year in 2002. See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements – Note 10”.

2001 Compared to 2000

     Net interest income increased $4.1 million or 7.4% to $59.2 million in 2001 compared to $55.1 million in 2000. The increase in net interest income was primarily attributable to the improvement in net interest spread realized by the REIT due to its liability sensitive position as its liabilities re-priced faster than its assets during the year. The net interest income of the Bank increased as the interest income attributable to the growth in the average balance of its loan portfolio was offset by the spread compression experienced due to the general market decline in interest rates during the year.

     Interest income decreased $680,000 or 0.5% to $123.1 million in 2001 compared to $123.8 million in 2000. The decrease in interest income was due primarily to a $2.0 million decrease in interest income from cash and investment securities and a $1.2 million decrease in interest income from real estate loans held in trust, partially offset by a $2.5 million increase in interest income from real estate loans. Interest and fee income from real estate loans increased due to higher loan volume in 2001, partially offset by a decrease in loan yield. The average balance of the Bank’s real estate loans increased $108.2 million to $1.1 billion in 2001 compared to $964.6 million in 2000. The average yield on these real estate loans was 9.53% in 2001 compared to 10.62% in 2000. The average balance of the real estate loans held in trust increased $6.4 million to $189.3 million in 2001 compared to $183.0 million in 2000. The average yield on these loans was 7.90% in 2001 compared to 8.85% in 2000. The decrease in the yield on real estate loans was primarily due to the repricing of variable rate loans at lower interest rates resulting from the general decline in market interest rates. Our commercial real estate loan portfolio is primarily comprised of adjustable rate mortgages indexed to the six month LIBOR. Approximately 92.8% of our real estate loan portfolio (including real estate loans held in trust) were adjustable rate mortgages at December 31, 2001. These adjustable rate mortgages generally reprice on a quarterly basis and approximately $1.1 billion or 94.1% of our real estate loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. At December 31, 2001, the weighted average floor interest rate of these loans was 8.97%. At that date, approximately $1.1 billion or 95.5% of those loans were at the floor interest rate, approximately $41.4 million or 3.7% were within 50 basis points of their floor interest rate, and approximately $46.6 million or 4.2% were greater than 50 but less than 100 basis points from their floor interest rate. Excluding this income from prepayments, the yields on the Bank’s real estate loans would have been 9.30% in 2001 and 10.34% in 2000 and the yields on the real estate loans held in trust would have been 7.81% in 2001 and 8.65% in 2000.

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

     Interest expense on interest-bearing liabilities decreased $4.8 million or 6.9% to $63.9 million in 2001 compared to $68.6 million in 2000 primarily due to a decrease in interest expense on deposits and CMOs partially offset by an increase in interest expense on FHLB advances. Interest expense from deposit accounts decreased $3.1 million or 5.5% to $52.9 million in 2001 compared to $56.0 million in 2000 due to decreases in the average rate paid on deposits. The average rate paid on deposits was 5.51% in 2001 compared to 6.13% in 2000. The average balance of deposits increased $46.4 million or 5.1% to $960.0 million in 2001 compared to $913.6 million in 2000 as we increased deposits to fund growth in the loan portfolio.

     Interest expense from the CMOs decreased $4.7 million or 43.1% to $6.2 million in 2001 as compared to $10.9 million in 2000. The decrease is primarily due to a decrease in rates paid on CMOs partially offset by a higher average balance of CMOs. The average balance and average yield on the CMOs was $139.3 million and 4.46% in 2001 as compared to $141.8 million and 7.69% in 2000, respectively.

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

Provision for Loan losses

     Provision for loan losses decreased to $4.6 million in 2001 compared to $4.8 million in 2000. The decrease in the provision for loan losses was due to the reduction in our nonperforming loans to 1.17% of total gross loans at December 31, 2001, compared to 1.42% of total gross loans as of December 31, 2000, and the decline in other loans of concern of $49.4 million since December 31, 2000. In addition, the provision also reflects the reallocation of $2.7 million of allowance for loan losses from the Imperial Capital REIT to the Bank, as actual loan losses related to real estate loans held in trust had been negligible, and this loan portfolio had decreased due to principal payments. See also “Credit Risk Elements – Allowance for Loan Losses and Nonperforming Assets”.

Non-interest Income

     Non-interest income decreased $1.2 million to $1.1 million in 2001 compared to $2.3 million in 2000. The decrease in non-interest income was due primarily to a $1.4 million gain realized on the sale investment securities in 2000. Excluding this gain on sale of investment securities in 2000, other non-interest income increased slightly to $1.1 million in 2001 compared to $0.9 million in 2000.

Non-interest Expense

General and Administrative Expense

     General and administrative expense totaled $22.8 million and $22.1 million in 2001 and 2000, respectively. In 2001, our ratio of recurring general and administrative expenses to average assets was 1.66%, compared to 1.78% in 2000. Our efficiency ratio, excluding real estate owned and nonrecurring expenses, was 37.85% in 2001 compared to 35.94% in 2000.

     General and administrative expense increased $0.8 million to $22.8 million in 2001 compared to $22.1 million in 2000. The previous year’s non-interest expense included a $1.4 million non-recurring charge relating to the consolidation of the Bank’s headquarters with ITLA Capital’s headquarters in La Jolla, California. Compensation and benefits expense totaled $11.8 million in 2001 compared to $10.0 million in 2000. The increase in compensation and benefits expense was primarily due to additions made to the retail and wholesale loan originations sales and support staff. Full time equivalent associates averaged 133 in 2001 compared to 122 in 2000.

Real Estate Owned Expense

     Real estate owned expense, net, increased to $0.4 million in 2001 compared to $0.1 million in 2000. The increase in real estate owned expense in 2001 compared to 2000 was primarily due to the increase in the outstanding balance of OREO to $13.7 million at December 31, 2001 compared to $2.3 million at December 31, 2000. The increase in OREO during 2001 was primarily related to three commercial properties. Provision for losses on other real estate owned totaled $0.3 million in 2001 compared to $0.2 million in 2000. Other real estate owned expense was $0.1 million in 2001 compared to income of $31,000 in 2000. There was a net gain of $18,000 from sales of other real estate owned in 2001 compared to a net loss of $2,000 in 2000. See also “Credit Risk Elements – Allowance for Loan Losses and Nonperforming Assets”.

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

Minority Interest in Income of Subsidiary

     Minority interest in income of subsidiary, consisting of accrued distributions payable on our Trust Preferred securities, was $3.0 million in 2001 as compared to $0.5 million in 2000. The increase in the minority interest in income of subsidiary is due to an additional issuance of Trust Preferred securities in 2001 as well as the Trust Preferred securities issued in September 2000 being outstanding for all of 2001. See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements – Note 10”.

Financial Condition

At December 31, 2002 Compared with December 31, 2001

     Total assets increased by $213.7 million, or 14.2%, to $1.7 billion at December 31, 2002 compared to $1.5 billion at December 31, 2001. This increase was primarily due to a $26.6 million, or 19.8%, increase in cash and cash equivalents to $160.8 million at December 31, 2002 from $134.2 million at December 31, 2001, and a $193.9 million, or 17.3%, increase in loans receivable, net to $1.3 billion at December 31, 2002 from $1.1 billion at December 31, 2001. These increases were partially offset by the reductions in net real estate loans held in trust of $40.2 million. The growth in assets was funded primarily by an increase in FHLB advances of $69.4 million and deposits of $112.3 million. The increase in deposits was primarily concentrated in brokered deposits with a lower cost of funds than the current market rates offered through the Bank’s retail branch network. CMOs decreased from $109.6 million at December 31, 2001 to $69.1 million at December 31, 2002, reflecting the repayments on loans held in trust. Shareholders’ equity increased primarily due to the retention of $20.0 million of net income as retained earnings for the year, partially offset by the purchase of $2.3 million of ITLA Capital’s common stock currently held as treasury stock.

At December 31, 2001 Compared with December 31, 2000

     Total assets increased by $93.2 million, or 6.6%, to $1.5 billion at December 31, 2001 compared to $1.4 billion at December 31, 2000. This increase was primarily due to a $63.3 million, or 89.2%, increase in cash and cash equivalents to $134.2 million at December 31, 2001 from $71.0 million at December 31, 2000 and a $76.4 million, or 7.31%, increase in net real estate loans receivable to $1.1 billion at December 31, 2001 from $1.0 billion at December 31, 2000. Asset growth also included increases in FHLB Stock of $9.5 million and other real estate owned, net, of $11.5 million. These increases were partially offset by the reductions in net real estate loans held in trust of $49.5 million and investment securities available for sale of $16.9 million. The growth in assets was funded primarily by an increase in FHLB advances of $190.0 million partially offset by a decrease in deposits of $62.0 million. The decrease in deposits was primarily concentrated in time certificates, which decreased $117.3 million and was partially offset by an increase in money market and passbooks of $55.3 million, as depositors moved their investments to liquid and short term accounts during the declining market rate environment. CMOs decreased from $161.9 million at December 31, 2000 to $109.6 million at December 31, 2001. Shareholders’ equity increased primarily due to the retention of $18.2 million of net income as retained earnings for the year, partially offset by the purchase of $14.8 million of ITLA Capital’s common stock currently held as treasury stock.

Loans Receivable, Net

     The following table shows the comparison of our loan portfolio by major categories as of the dates indicated.

	December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Real estate loans	$1,189,258	$1,191,688	$1,176,988	$864,048	$811,076
Construction loans	101,422	54,129	95,206	107,833	71,385

Total real estate loans	1,290,680	1,245,817	1,272,194	971,881	882,461
Film finance	119,283	—	—	—	—
Franchise loans	54,672	57,617	3,912	—	—

Commercial and other loans	4,314	—	—	—	—

	1,468,949	1,303,434	1,276,106	971,881	882,461
Unamortized premium	7,898	9,773	11,300	2,590	—
Deferred loan origination fees and costs	(5,604)	(2,029)	(2,571)	(3,096)	(3,561)

	1,471,243	1,311,178	1,284,835	971,375	878,900
Allowance for loan losses	(33,009)	(26,650)	(27,186)	(19,895)	(16,811)

	1,438,234	1,284,528	1,257,649	951,480	862,089

Real Estate Loans Held for Sale (at lower of cost or fair market value)
Real estate loans	—	—	—	—	12,188

Gross loans held for sale	—	—	—	—	12,188
Deferred loan origination fees and costs	—	—	—	—	—

Net loans held for sale	—	—	—	—	12,188

Consolidated net loans receivable	$1,438,234	$1,284,528	$1,257,649	$951,480	$874,277

     The contractual maturities of our loan portfolio at December 31, 2002 are as follows:

	Loans Maturing in

		Between	Greater
	Less Than	One and	Than Five
	One Year	Five Years	Years	Total

	(dollars in thousands)
Real estate loans	$40,432	$167,487	$981,339	$1,189,258
Construction loans	48,948	27,466	25,008	101,422
Film finance	98,042	21,241	—	119,283
Franchise loans	—	5,695	48,977	54,672
Commercial and other loans	4,274	40	—	4,314

	$191,696	$221,929	$1,055,324	$1,468,949

Loans with fixed interest rates	$3,689	$40,541	$71,860	$116,090
Loans with variable interest rates	188,007	181,388	983,464	1,352,859

	$191,696	$221,929	$1,055,324	$1,468,949

Percentage with variable interest rates	98.1%	81.7%	93.2%	92.1%

     The table above should not be regarded as a forecast of future cash collections because a substantial portion of real estate loans may be renewed or repaid prior to contractual maturity and have adjustable interest rates.

     The following table sets forth certain information regarding the real property collateral securing our real estate loan portfolio as of December 31, 2002.

	Number		Percent	Range of Principal Balance			Non-
	of	Gross	of				Accrual
	Loans	Amount	Total	Min	Max	Average	Loans

	(dollars in thousands)
Income Producing Property Loans:
Multi-family (5 or more units)	1,032	$569,170	44.1%	$41	$11,264	$926	$100
Retail	319	205,465	15.9%	9	9,427	1,371	133
Office	93	142,880	11.1%	13	10,460	1,536	3,061
Hotel	42	104,912	8.1%	30	11,976	2,498	—
Industrial/warehouse	47	27,674	2.1%	6	3,150	589	179
Mixed-use	82	40,295	3.1%	3	3,725	594	—
Mobile home parks	26	15,442	1.2%	84	1,717	491	—
Other	110	77,340	6.0%	1	5,765	742	1,986

Total income producing	1,751	1,183,178	91.6%				5,459

Construction and Land:
Construction	35	101,422	7.9%	56	8,590	2,898	—
Land	4	2,853	0.2%	33	1,600	713	—

Total construction and land	39	104,275	8.1%				—

Single-family mortgages:
Single-family (1-4 units)	24	3,227	0.3%	5	476	291	482

	1,814	$1,290,680	100.0%				$5,941

     The following table sets forth the location of the collateral for our loan portfolios as of December 31, 2002.

	Number		Percent
	of	Gross	of
	Loans	Amount	Total

	(dollars in thousands)
Southern California:
Los Angeles County	920	$464,893	36.0%
San Diego County	64	84,900	6.6%
Riverside County	39	34,501	2.7%
San Bernardino County	48	55,579	4.3%
Orange County	48	42,353	3.3%
All Other Southern California Counties	16	45,240	3.5%

Total Southern California	1,135	727,466	56.4%

Northern California:
San Francisco County	32	66,806	5.2%
Sacramento County	13	5,172	0.4%
Santa Clara County	14	9,899	0.8%
Alameda County	45	34,460	2.7%
Fresno County	38	16,117	1.2%
San Mateo	4	8,976	0.7%
All Other Northern California Counties	151	83,487	6.5%

Total Northern California	297	224,917	16.7%

Outside California:
Arizona	89	85,779	6.6%
Texas	43	20,709	1.6%
Washington	32	45,782	3.5%
Nevada	51	59,688	4.6%
Colorado	35	24,073	1.9%
Florida	14	8,420	0.7%
Missouri	3	11,131	0.9%
Utah	9	4,095	0.3%
New York	7	3,000	0.2%
Other U.S. States	99	75,620	5.9%

Total Outside California	382	338,297	26.2%

	1,814	$1,290,680	100.0%

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

	As of and for the Years Ended December 31,

	2002	2001	2000

	(dollars in thousands)
Gross real estate loans originated and retained in the portfolio	$412,332	$285,650	$198,163
Gross real estate loans originated on behalf of third-party investors	—	9,018	15,300
Gross commercial revolving credit loans	4,195	—	—
Gross film financing originated	34,340	—	—
			—
Gross film financing purchased	(2) 92,584	—	—
Gross franchise loans purchased	7,335	53,319	5,922
Gross real estate loans purchased	(2) 120,363	154,081	(1) 434,495

Total loan production	$671,149	$502,068	$653,880

Gross loans at end of period	$1,468,949	$1,303,434	$1,276,106
Gross loans weighted-average portfolio yield	8.20%	9.26%	10.62%
Average size of loans originated and retained in the Company’s portfolio	$1,062	$1,120	$2,359

(1)	Includes $250.5 million of real estate loans acquired through the ICCMAC Trust acquisition in 2000.

(2)	Includes $36.8 million of gross real estate loans acquired in 2002 in connection with the acquisition of Asahi Bank of California and $92.6 million of film finance loans acquired in 2002 in connection with the acquisition of LHO.

Investment Securities

     The following table shows the amortized cost and approximate fair value of investment securities available for sale at the dates indicated.

	December 31,

	2002		2001		2000

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(in thousands)
U.S. Government Agency	$48,698	$48,986	$29,409	$29,404	$46,196	$46,319
Residual interest in securitized loans	5,305	5,619	—	—	—	—
Equity securities	25	72	14	7	22	6

Total investment securities available for sale	$54,028	$54,677	$29,423	$29,411	$46,218	$46,325

     During the first quarter of 2002, the Company formed a limited liability company to issue $86.3 million of asset-backed notes in a securitization of substantially all of its residential loan portfolio. The Company recognized a gain of $3.7 million on the securitization of these loans and is included in other non-interest income within the consolidated statement of income. Concurrent with recognizing such gain on sale, the Company recorded a residual interest of $5.6 million, which represents the present value of future cash flows (spread and fees) that are anticipated to be received over the life of the loans. The residual interest is recorded on the consolidated balance sheet in the “Investment securities available for sale, at fair value”. The value of the residual interest is subject to substantial credit, prepayment, and interest rate risk on the sold residential loans. In accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the residual interest is classified as “available-for-sale” and, as such, recorded at fair value with the resultant changes in fair value recorded as unrealized gain or loss in a separate component of shareholders’ equity in “accumulated other comprehensive income or loss”, until realized. Fair value is determined on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the lives of the receivables using prepayment, default, and interest rate assumptions that we believe market participants would use for similar financial instruments.

     At December 31, 2002, key assumptions used to estimate the fair value of the residual interest based on projected cash flows, and the sensitivity of the value to immediate adverse changes in those assumptions is as follows:

December 31, 2002

Dollars in thousands
Fair value of retained interest	$5,619
Weighted average life (in years)	1.49
Weighted average annual prepayment speed	35.0%
Impact of 10% adverse change	$(23)
Impact of 25% adverse change	$(59)
Weighted average annual discount rate	15.0%
Impact of 10% adverse change	$(167)
Impact of 25% adverse change	$(404)
Weighted average lifetime credit losses	3.3%
Impact of 10% adverse change	$(285)
Impact of 25% adverse change	$(678)

     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value of the residual is based on a variation in assumptions and generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the above table, the effect of a variation in a particular assumption on the fair value of the residual interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments but increased credit losses), which might magnify or counteract the sensitivities, and depending on the severity of such changes, the results of operations may be materially affected.

     The following table indicates the composition of the investment security portfolio assuming these securities are held to maturity based on the final maturity of each investment.

			Due after One		Due after Five
	Due in One		Year through		Years through		Due after
	Year or Less		Five Years		Ten Years		Ten Years

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield

December 31, 2002
Investment securities available for sale
U.S. Government Agency	$—	—	$48,121	4.44%	$—	—	$865	8.25%
Equity Securities	72	—	—	—	—	—	—	—
Residual interest in securitized loans	—	—	5,619	—	—	—	—	—

Total investment securities available for sale	$72		$53,740		$—		$865

Liquidity and Deposit Accounts

     Liquidity refers to our ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans. We maintain a cash and investment securities portfolio designed to satisfy operating and regulatory liquidity requirements while preserving capital and maximizing yield. As of December 31, 2002 and 2001, the Bank’s liquidity ratios were 19.0% and 17.0%, respectively, exceeding the DFI regulatory requirement of 1.5%. In addition, our liquidity position is supported by a credit facility with the FHLB of San Francisco. As of December 31, 2002, we had remaining available borrowing capacity under this credit facility of $65.2 million, net of the $3.4 million of additional FHLB Stock that we would be required to purchase to support those additional borrowings, and $30.0 million of unused federal funds credit facilities under established lines of credit with two banks. In addition, ITLA Capital established a revolving credit facility with a bank in the amount of $35.0 million commencing on January 24, 2003, which declined to $10.0 on February 28, 2003 and matured on March 31, 2003.

     Total deposit accounts increased approximately $112.3 million to $1.1 billion at December 31, 2002 from $953.7 million at December 31, 2001. The increase in deposits in 2002 was primarily related to the origination of brokered deposits. Brokered deposits totaled $103.6 million at December 31, 2002, as compared to none at December 31, 2001. Total deposit accounts decreased approximately $62.0 million to $953.7 million at December 31, 2001 from $1.0 billion at December 31, 2000. In both 2002 and 2001, the funds provided from deposits were used to fund the growth in our loan portfolio. Although we compete for deposits primarily on the basis of rates, based on our historical experience regarding retention of deposits, management believes that a significant portion of deposits will remain with us upon maturity on an ongoing basis.

     The following table sets forth information regarding deposits outstanding at the dates indicated.

	December 31,

	2002	2001	2000

	(in thousands)
Money market and passbook accounts	$168,525	$158,188	$102,868
Time certificates under $100,000	521,404	526,911	572,851
Time certificates $100,000 and over	375,982	268,555	339,980

	$1,065,911	$953,654	$1,015,699

     The following table sets forth the maturities of certificates of deposit $100,000 and over at December 31, 2002 (in thousands):

Certificates of deposit $100,000 and over:
Maturing within three months	$95,604
After three but within six months	80,300
After six but within twelve months	115,708
After twelve months	84,370

Total certificates of deposit $100,00 and over:	$375,982

Capital Resources

     As of December 31, 2002, the Bank’s leverage, tier 1 risk-based and total risk-based capital ratios were 13.0%, 13.2% and 14.4%, respectively. These ratios were 10.1%, 10.7% and 12.0% as of December 31, 2001, respectively. The minimum regulatory requirements for leverage, tier 1 risk-based and total risk-based capital ratios are 4.0%, 4.0% and 8.0%, respectively. The “well capitalized” regulatory requirements for leverage, tier 1 risk-based and total risk-based capital ratios are 5.0%, 6.0% and 10.0%, respectively. As of December 31, 2002 and 2001, the Bank’s capital position was designated as “well capitalized” for regulatory purposes.

     Our shareholders’ equity increased $18.8 million to $156.7 million at December 31, 2002 compared to $137.9 million at December 31, 2001, due primarily to the accumulation of $20.0 million in net income as retained earnings, and a $442,000 increase due to the change in accumulated other comprehensive income. This increase was partially offset by a $2.3 million reduction due to the repurchase of shares of our common stock currently held as treasury stock. There were no dividends declared or paid by us during 2002.

Credit Risk Elements

Allowance for Loan Losses and Nonperforming Assets

     The following table provides certain information with respect to our total allowance for loan losses, including charge-offs, recoveries and selected ratios, for the periods indicated.

	As of and for the Years Ended December 31,

	2002	2001	2000	1999	1998

	(dollars in thousands)
Balance at beginning of year	$26,650	$27,186	$19,895	$16,811	$12,178
Provision for loan losses	9,030	4,575	4,775	4,950	4,550
Addition due to purchase of the ICCMAC Trust	—	—	4,614	—	—
Additions due to purchase of LHO and Asahi	2,048
Charge offs:
Real estate loans	(4,730)	(2,845)	(1,489)	(2,088)	(64)
Construction loans	—	(2,419)	(1,000)	—	—

Total charge-offs	(4,730)	(5,264)	(2,489)	(2,088)	(64)

Recoveries:
Real estate loans	11	153	391	222	147

Total recoveries	11	153	391	222	147

Net (charge-offs) recoveries	(4,719)	(5,111)	(2,098)	(1,866)	83

Balance at end of the year	$33,009	$26,650	$27,186	$19,895	$16,811

Average real estate loans outstanding during the year	$1,305,902	$1,295,097	$1,147,602	$925,059	$811,847
Loans, net, at end of the year (1)	$1,471,243	$1,311,178	$1,284,835	$971,375	$878,900
Selected Ratios:
Net (charge-offs) recoveries to average loans outstanding	(0.36%)	(0.39%)	(0.18%)	(0.20%)	0.01%
Net (charge-offs) recoveries to loans, net (1)	(0.32%)	(0.39%)	(0.16%)	(0.19%)	0.01%
Allowance for loan losses to loans, net (1)	2.31%	2.16%	2.12%	2.05%	1.91%
Allowance for loan losses to nonaccrual loans	555.61%	174.30%	149.85%	249.40%	309.37%

(1)	Loans, before allowance for loan losses and net of premium, deferred loan origination costs and deferred loan fees.

     The allowance for loan losses increased to $33.0 million or 2.31% of our total loan portfolio at December 31, 2002 from $26.7 million or 2.03% of our total loan portfolio at December 31, 2001. The increase in the allowance was due primarily to the growth in our loan portfolio and the increase in our other loans of concern, which increased from $21.5 million in 2001 to $35.5 million in 2002. During 2002, we increased our provision to $9.0 million compared to $4.6 million in 2001 as a result of the above factors.

     The allowance for loan losses decreased to $26.7 million or 2.03% of our total real estate loan portfolio, at December 31, 2001 from $27.2 million or 2.12% of our total real estate loan portfolio, at December 31, 2000. The decrease in allowance was due primarily to higher net charge offs of $5.1 million for the year ended December 31, 2001 as compared to $2.1 million from the prior year and lower provision for loan losses of $4.6 million for the year ended December 31, 2001 as compared to $4.8 million for the year ended December 31, 2000. The factors affecting the lower provision for loan losses in 2001 were as follows: (1) lower nonperforming loans of $15.3 million at December 31, 2001 as compared to $18.1 million at December 31, 2000 (2) the decrease in loan delinquencies to $32.9 million at December 31, 2001 as compared to $44.1 million at December 31, 2000 and (3) the reallocation of $2.7 million of allowance for loan losses from the Imperial Capital REIT to the Bank, as actual loan losses related to real estate loans held in trust have been negligible.

     The following table sets forth management’s historical allocation of the allowance for loan losses by loan or contract category and the percentage of gross loans in each category to total gross loans at the dates indicated.

	December 31,

	2002		2001		2000

	Allowance		Allowance		Allowance
	for loan	% of loans	for loan	% of loans	for loan	% of loans
Loan Category:	losses	(1)	losses	(1)	losses	(1)

Secured by real estate	$28,348	88%	$26,650	100%	$27,186	100%
Film finance	2,961	8	—	—	—	—
Franchise	1,490	4	—	—	—	—
Commercial	210	—	—	—	—	—

Total	$33,009	100%	$26,650	100%	$27,186	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31,

	1999		1998

	Allowance		Allowance
	for loan	% of loans	for loan	% of loans
Loan Category:	losses	(1)	losses	(1)

Secured by real estate	$19,895	100%	$16,811	100%
Film finance	—	—	—	—
Franchise	—	—	—	—
Commercial	—	—	—	—

Total	$19,895	100%	$16,811	100%

(1)	Percentage represents the percent of gross loans in category to total gross loans.

     Management believes the allowance for loan losses accounting policy is critical to the portrayal and understanding of our financial condition and results of operations. As such, selection and application of this “critical accounting policy” involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

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

     Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of nonperforming assets. Management believes that our allowance for loan losses as of December 31, 2002 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

     The following table sets forth the delinquency status of our loan portfolios at each of the dates indicated.

	December 31,

	2002		2001		2000

		Percent of		Percent of		Percent of
		Gross		Gross		Gross
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio

	(dollars in thousands)
Period of Delinquency
30 – 59 days	$17,500	1.19%	$11,481	0.88%	$12,245	0.96%
60 – 89 days	148	0.01%	7,954	0.61%	15,640	1.23%
90 days or more	5,941	0.40%	13,450	1.03%	16,226	1.27%

Total loans delinquent	$23,589	1.61%	$32,885	2.52%	$44,111	3.46%

     The decrease in total delinquent loans in 2002 was due primarily to a $19.1 million decrease in past due one-four family real estate loans and a $1.7 million decrease of past due loans held in trust, partially offset by a $9.5 million increase in past due commercial real estate loans and a $1.9 million increase in past due franchise loans.

     The Company has established a policy that all loans greater than $1.5 million are reviewed annually. This review usually involves obtaining updated information about the collateral and source of repayment. In addition, independent outside consultants periodically review the Bank’s loan portfolio and report findings to management and the audit committee of the board of directors. Loans considered to warrant special attention are presented to the review and reserve committee, which meets at least monthly to review the status of classified loans, consider new classifications or declassifications, determine the need for and amount of any charge offs, and recommend to our executive committee of the board of directors the level of allowance for loan losses to be maintained. If management believes that the collection of the full amount of principal is unlikely and the value of the collateral securing the obligation is insufficient, steps are generally taken to protect and liquidate the collateral. Losses resulting from the difference between the loan balance and the fair market value of the collateral are recognized by a partial charge-off of the loan balance to the collateral’s fair market value. While real property collateral is held for sale, it is subject to periodic evaluation and/or appraisal. If an evaluation or appraisal indicates that the property will ultimately sell for less than our recorded value plus costs of disposition, the loss is recognized by a charge to allowance for loan losses on other real estate owned.

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

     The following table sets forth our nonperforming assets by category and troubled debt restructurings as of the dates indicated:

	December 31

	2002	2001	2000	1999	1998

	(dollars in thousands)
Nonaccrual loans:(1)
Real Estate (2)	$3,913	$13,690	$9,430	$7,977	$5,434
Construction	—	1,600	8,712	—	—
Franchise	1,986	—	—	—	—
Other real estate owned, net	12,593	13,741	2,250	1,041	1,201

Total nonperforming assets	18,492	29,031	20,392	9,018	6,635
Accruing loans past-due 90 days or more with respect to principal or interest	—	—	9,765	—	—
Performing troubled debt restructurings	7,858	3,752	3,002	13,996	805

	$26,350	$32,783	$33,159	$23,014	$7,440

Non accrual loans to total gross loans and real estate loans in trust	0.36%	1.17%	1.42%	0.82%	0.62%
Allowance for loan losses to nonaccrual loans	555.61%	174.30%	149.85%	249.40%	309.37%
Nonperforming assets to total assets	1.08%	1.92%	1.44%	0.81%	0.64%

(1)	Gross interest income that would have been recorded on nonaccrual loans had they been current in accordance with original terms was $941,000 and $2.1 million for the years ended December 31, 2002 and 2001 respectively. The amount of interest income on such nonaccrual loans included in net income for the year ended December 31, 2002 and 2001 was $796,000 and $340,000, respectively.

(2)	Includes one loan with a net book balance of $1.4 million that was a nonperforming troubled debt restructuring in 2000.

     Our nonaccrual loans totaled $5.9 million at December 31, 2002. Two of these loans had an outstanding balance greater than $1.0 million.

     In 2002, $4.4 million of new other real estate owned was acquired, $4.9 million of other real estate owned was sold, and $836,000 of write-downs were taken, resulting in net other real estate owned at December 31, 2002 of $12.6 million. Other real estate owned at December 31, 2002 consisted of four properties with an average balance of approximately $3.1 million. The other real estate owned property with the largest net book balance totaled $5.3 million.

     In addition to the above, management has concerns as to the borrowers’ ability to comply with present repayment terms on $35.5 million of other loans of concern as of December 31, 2002. See “Item 1. Business–Nonperforming Assets and Other Loans of Concern.”

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

     Interest rate risk management focuses on maintaining consistent growth in net interest income within board-approved policy limits while taking into consideration, among other factors, our overall credit, operating income, operating cost and capital profile. The asset/liability management committee, which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change in net interest income as a result of changes in interest rates. See “Item 1. Business – Nonperforming Assets and Other Loans of Concern”.

     In evaluating our exposure to changes in interest rates, certain risks inherent in the method of analysis presented in the following table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees and at different times to changes in market rates. Additionally, loan prepayments and early withdrawals of time certificates could cause interest sensitivities to vary from those that appear in the following table. Further, certain assets, such as variable rate real estate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. The majority of our variable rate real estate loans may not adjust downward below their initial rate, with increases generally limited to maximum adjustments of 2% per year and up to 4% over the life of the loan. These loans may also be subject to prepayment penalties. At December 31, 2002, 85.9% of our variable rate loan portfolio would not adjust downward below the initial interest rate with the weighted-average minimum interest rate on this portfolio being 7.84% and 79.5% of the total loans outstanding had a lifetime interest rate cap, with the weighted-average lifetime interest rate cap on this portfolio being 10.03%. The anticipated effects of these various factors are considered by management in implementing interest rate risk management activities.

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

     The following table shows our estimated earnings sensitivity profile as of December 31, 2002:

Changes in	Percentage Change in
Interest rates	Net Interest Income
(Basis Points)	(12 Months)

+ 200 Over One Year	-5.00%
+ 100 Over One Year	-3.73%
- 100 Over One Year	4.05%
- 200 Over One Year	N/A

     Because of the low level of current market interest rates, the above analysis was not performed for an interest rate decrease greater than 100 basis points.

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

     The following table presents an estimate of our static GAP analysis as of December 31, 2002.

	Maturing or Repricing in

		After 3	After 1 Year
	3 months	Months But	But Within	After	Non-Interest
	or less	Within 1 year	5 Years	5 Years	Sensitive	Total

	(dollars in thousands)
Assets
Loans (1)	$754,340	$566,588	$24,677	$1,774	$—	$1,347,379
Real estate loans held in trust (2)	55,128	14,197	—	54,539		123,864
Cash and cash equivalents	146,463	—	—	—	14,385	160,848
Investment securities available for sale	—	—	53,740	865	72	54,677
Noninterest-earning assets less allowance for loan losses and unearned fees	—	—	—	—	35,197	35,197

Total assets	$955,931	$580,785	$78,417	$57,178	$49,654	$1,721,965

Liabilities and Shareholders’ Equity
Time certificates under $100,000	$134,420	$305,489	$81,495	$—	$—	$521,404
Time certificates $100,000 and more	95,604	196,008	84,370	—	—	375,982
Money market and passbook accounts	168,525	—	—	—	—	168,982
FHLB advances	188,700	54,850	80,605	14,530	—	338,685
Collateralized mortgage obligations	14,441	36,505	18,131	—	—	69,077
Other liabilities	—	—	—	—	10,006	10,006
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures	53,394	—	—	28,201	—	81,595
Shareholders’ equity	—	—	—	—	156,691	156,691

Total liabilities and shareholders’ equity	$655,084	$590,799	$266,654	$42,731	$166,697	$1,721,965

Net repricing assets over (under) repricing liabilities equals interest rate sensitivity GAP	$300,847	$(10,014)	$(188,237)	$14,447	$(117,043)

Cumulative interest rate sensitivity GAP	$300,847	$290,833	$102,596	$117,043	$—

Cumulative GAP as a percentage of total assets	17.5%	16.9%	6.0%	6.8%	0.0%

(1)	Variable rate loans consist principally of real estate secured loans with a maximum term of 30 years. Approximately 65% of these loans are generally adjustable quarterly based on changes in various indexes, subject generally to a maximum increase of 2% annually and up to 4% over the life of the loan. Approximately 17% of these loans are fixed for an initial period of two to five years from origination, and then are adjustable quarterly based on changes in various indexes. Nonaccrual loans of approximately $5.7 million are assumed to reprice after five years.

(2)	Nonaccrual loans of approximately $233,000 are assumed to reprice after five years.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and the Board of Directors of
ITLA Capital Corporation:

We have audited the accompanying consolidated balance sheet of ITLA Capital Corporation and subsidiaries (“the Company”), a Delaware corporation, as of December 31, 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITLA Capital Corporation and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

/s/ Ernst &Young LLP

Los Angeles, California
January 30, 2003

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

/s/ Arthur Andersen LLP

Los Angeles, California
January 25, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with ITLA Capital Corporation’s filing Form 10-K for the year ended December 31, 2001. Arthur Andersen LLP has not reissued this report in connection with this filing on Form 10-K.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(in thousands except share amounts)
Assets
Cash and cash equivalents	$160,848	$134,241
Investment securities available for sale, at fair value	54,677	29,411
Stock in Federal Home Loan Bank	16,934	13,464
Loans, net (net of allowance for loan losses of $31,081 and $24,722 in 2002 and 2001, respectively)	1,316,298	1,122,370
Real estate loans held in trust, net (net of allowance for loan losses of $1,928 in 2002 and 2001)	121,936	162,158
Interest receivable	9,158	11,144
Other real estate owned, net	12,593	13,741
Premises and equipment, net	4,197	2,177
Deferred income taxes	13,822	11,869
Goodwill	3,118	—
Other assets	8,384	7,733

Total assets	$1,721,965	$1,508,308

Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$1,065,911	$953,654
Federal Home Loan Bank advances	338,685	269,285
Collateralized mortgage obligations	69,077	109,648
Accounts payable and other liabilities	10,006	9,674

Total liabilities	1,483,679	1,342,261

Commitments and contingencies (note 17)

Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures	81,595	28,118

Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital – common stock, $.01 par value; 20,000,000 shares authorized, 8,226,414 and 8,212,749 issued and outstanding in 2002 and 2001, respectively	58,841	58,183
Retained earnings	135,773	115,768
Accumulated other comprehensive income (loss)	435	(7)

	195,049	173,944
Less treasury stock, at cost 2,447,656 and 2,354,056 shares in 2002 and 2001, respectively	(38,358)	(36,015)

Total shareholders’ equity	156,691	137,929

Total liabilities and shareholders’ equity	$1,721,965	$1,508,308

     See accompanying notes to the consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2002	2001	2000

	(in thousands except per share amounts)
Interest income:
Loans receivable, including fees	$96,894	$104,949	$102,419
Real estate loans held in trust	10,239	14,954	16,192
Cash and investment securities	3,475	3,192	5,164

Total interest income	110,608	123,095	123,775

Interest expense:
Deposit accounts	29,349	52,864	55,968
Collateralized mortgage obligations	2,301	6,209	10,901
Federal Home Loan Bank advances	5,672	4,790	1,773

Total interest expense	37,322	63,863	68,642

Net interest income before provisions for loan losses	73,286	59,232	55,133
Provision for loan losses	9,030	4,575	4,775

Net interest income after provisions for loan losses	64,256	54,657	50,358

Non-interest income:
Fee income from mortgage banking activities	—	83	47
Gain on sale of investment securities	—	—	1,412
Other	373	976	872

Total non-interest income	373	1,059	2,331

Non-interest expense:
Compensation and benefits	13,954	11,778	9,958
Occupancy and equipment	3,165	2,968	2,567
FDIC assessment	159	182	188
Other	9,754	7,890	7,941

Total recurring general and administrative	27,032	22,818	20,654
Non-recurring expense	—	—	1,400

Total general and administrative	27,032	22,818	22,054

Real estate owned expense (income), net	632	136	(31)
Provision for losses on other real estate owned	796	269	167
(Gain) loss on sale of other real estate owned, net	(105)	(18)	2

Total real estate owned expense, net	1,323	387	138

Total non-interest expense	28,355	23,205	22,192

Income before provision for income taxes and minority interest in income of subsidiary	36,274	32,511	30,497
Minority interest in income of subsidiary	3,481	2,967	478

Income before provision for income taxes	32,793	29,544	30,019
Provision for income taxes	12,788	11,393	11,880

NET INCOME	$20,005	$18,151	$18,139

BASIC EARNINGS PER SHARE	$3.35	$2.82	$2.57

DILUTED EARNINGS PER SHARE	$3.16	$2.72	$2.51

See accompanying notes to the consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock
	Number of shares			Shareholders' Equity

				Contributed Capital
	Gross		Net
	Shares		Shares			Total
	Issued and	Treasury	Issued and	Share	Earned	Contributed
	Outstanding	Shares	Outstanding	Capital	Compensation	Capital

	(in thousands except share amounts)
Balance at January 1, 2000	8,202,916	(1,021,432)	7,181,484	$56,459	$725	$57,184

Issuance of common stock - employee stock options	3,833	—	3,833	36	—	36
Earned compensation from Supplemental Executive Retirement Plan /Recognition and Retention Plan, net	—	11,115	11,115	—	(100)	(100)
Common stock repurchased	—	(536,019)	(536,019)	—	—	—
Net income	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—

Balance at December 31, 2000	8,206,749	(1,546,336)	6,660,413	56,495	625	57,120

Issuance of common stock-employee stock options	6,000	—	6,000	74	—	74
Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan, net	—	1,980	1,980	—	989	989
Common stock repurchased	—	(809,700)	(809,700)	—	—	—
Net income	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—

Balance at December 31, 2001	8,212,749	(2,354,056)	5,858,693	56,569	1,614	58,183

Issuance of common stock- employee stock options	13,665	—	13,665	184	—	184
Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan, net	—	—	—	—	474	474
Common stock repurchased	—	(93,600)	(93,600)	—	—	—
Net income	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—

Balance at December 31, 2002	8,226,414	(2,447,656)	5,778,758	$56,753	$2,088	$58,841

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Shareholders' Equity

	Contributed Capital
		Accumulated
		Other	Treasury
	Retained	Comprehensive	Stock,
	Earnings	Income (loss)	At Cost	Total

	(in thousands except share amounts)
Balance at January 1, 2000	$79,478	$706	$(13,673)	$123,695

Issuance of common stock - employee stock options	—	—	—	36
Earned compensation from Supplemental Executive Retirement Plan /Recognition and Retention Plan, net	—	—	100	—
Common stock repurchased	—	—	(7,701)	(7,701)
Net income	18,139	—	—	18,139
Total comprehensive income	—	(615)	—	(615)

Balance at December 31, 2000	97,617	91	(21,274)	133,554

Issuance of common stock-employee stock options	—	—	—	74
Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan, net	—	—	18	1,007
Common stock repurchased	—	—	(14,759)	(14,759)
Net income	18,151	—	—	18,151
Total comprehensive income	—	(98)	—	(98)

Balance at December 31, 2001	115,768	(7)	(36,015)	137,929

Issuance of common stock- employee stock options	—	—	—	184
Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan, net	—	—	—	474
Common stock repurchased	—	—	(2,343)	(2,343)
Net income	20,005	—	—	20,005
Total comprehensive income	—	442	—	442

Balance at December 31, 2002	$135,773	$435	$(38,358)	$156,691

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Comprehensive Income

			Reclassification of
			realized gains
		Unrealized	previously
		Gain (loss)	recognized in	Total
	Net	on securities,	comprehensive	Comprehensive
	Income	net of tax	income, net of tax	Income

	(in thousands except share amounts)
Balance at January 1, 2000

Issuance of common stock - employee stock options
Earned compensation from Supplemental Executive Retirement Plan /Recognition and Retention Plan, net
Common stock repurchased
Net income
Total comprehensive income	$18,139	$232	$(847)	$17,524

Balance at December 31, 2000

Issuance of common stock-employee stock options
Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan, net
Common stock repurchased
Net income
Total comprehensive income	18,151	(98)	—	18,053

Balance at December 31, 2001

Issuance of common stock- employee stock options
Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan, net
Common stock repurchased
Net income
Total comprehensive income	$20,005	$442	$—	$20,447

Balance at December 31, 2002

See accompanying notes to the consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31

	2002	2001	2000

	(in thousands)
Cash Flows From Operating Activities:
Net Income	$20,005	$18,151	$18,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	946	836	796
Amortization of premium on purchased loans	1,859	3,143	2,755
Amortization of original issue discount and deferred debt issuance cost on CMOs	168	294	874
Amortization of deferred loan origination fees, net of costs	(1,688)	(1,333)	(1,745)
Provision for loan losses	9,030	4,575	4,775
Provision for losses on other real estate owned	796	269	167
Gain on sale of investment securities available for sale	—	—	(1,412)
(Gain) loss on sales of other real estate owned	(105)	(18)	2
Decrease (increase) in interest receivable	1,986	677	(2,466)
Deferred income tax benefit	(2,255)	(546)	(1,321)
Decrease (increase) in other assets	363	462	(115)
Increase (decrease) in accounts payable and other liabilities	(368)	(654)	(346)

Net cash provided by operating activities	30,737	25,856	20,103

Cash Flows From Investing Activities:
Proceeds from securitization and sale of real estate loans	98,155	—	—
Purchases of investment securities available for sale	(102,462)	(45,400)	(17,998)
Proceeds from the maturity of investment securities available for sale	78,705	62,260	15,000
Proceeds from the sale of investment securities for sale	—	—	16,176
Purchase of CRA investment	—	—	(4,766)
(Increase) decrease in stock in Federal Home Loan Bank	(3,470)	(9,160)	4,931
Cash paid to acquire ICCMAC Multifamily and Commercial Trust 1999-1	—	—	(51,069)
Purchase of loans	(90,909)	(207,400)	(189,889)
(Increase) decrease in loans, net	(84,889)	108,493	75,264
Repayment of real estate loans held in trust	38,896	47,927	41,264
Proceeds from sale of real estate loans	—	755	12,720
Proceeds from sale of other real estate owned	3,972	5,687	1,685
Cash paid for capital expenditures	(2,859)	(752)	(798)
Cash paid to acquire LHO, net	(93,042)	—	—
Cash paid to acquire Asahi Bank of California, net	(14,872)	—	—
Other, net	—	(331)	33

Net cash used in investing activities	(172,775)	(37,921)	(97,447)

Cash Flows From Financing Activities:
Proceeds from exercise of employee stock options	184	74	36
Cash paid to acquire treasury stock	(2,343)	(14,759)	(7,701)
Repayment of Asahi repurchase agreement, net	(14,693)	—	—
Proceeds from issuance of trust preferred securities	53,348	14,549	13,580
Principal payments on collateralized mortgage obligations	(40,739)	(52,498)	(43,949)
Net increase (decrease) in deposit accounts	103,488	(62,045)	102,086
Net proceeds from borrowings from the Federal Home Loan Bank	69,400	190,035	12,000

Net cash provided by financing activities	168,645	75,356	76,052

Net increase (decrease) in cash and cash equivalents	26,607	63,291	(1,292)
Cash and cash equivalents, beginning of period	134,241	70,950	72,242

Cash and cash equivalents, end of period	$160,848	$134,241	$70,950

Supplemental Cash Flow Information:
Cash paid during the period for interest	$36,753	$65,073	$68,625
Cash paid during the period for income taxes	$15,247	$9,750	$13,550
Non-cash Investing Transactions:
Loans transferred to other real estate owned	$3,515	$16,961	$3,063
Loans to facilitate the sale of other real estate owned	$2,860	$2,050	$—

See accompanying notes to the consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - ITLA Capital Corporation and Subsidiaries (“ITLA Capital”, or “the Company”) is primarily engaged in the origination of real estate loans secured by income producing real estate, and to a lesser extent the origination of franchise, tax refund anticipation, private label commercial revolving credit loans and film finance loans. Through our principal operating subsidiary, Imperial Capital Bank (“Imperial” or “the Bank”), the Company accepts deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) which are used primarily to fund the investment in variable rate loans. During 2000, the Company acquired 100 percent of the equity and certain collateralized mortgage obligations (“CMOs”) of the ICCMAC Multifamily and Commercial Trust 1999-1 (the “ICCMAC Trust”), through our Imperial Capital Real Estate Investment Trust (“Imperial Capital REIT”) subsidiary. Additionally, in 2002 we formed ITLA Capital Statutory Trust III (the “Trust Preferred III”), ITLA Capital Statutory Trust IV (the “Trust Preferred IV”), and ITLA Capital Statutory Trust V (the “Trust Preferred V”), and in 2001 and 2000, we formed ITLA Capital Statutory Trust II (the “Trust Preferred II”) and ITLA Capital Statutory Trust I (the “Trust Preferred I”), respectively. The Trusts were established as subsidiaries whose sole purpose was to issue Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Deferrable Interest Debentures (the “Trust Preferred securities”).

     During 2002, the Company formed ITLA Mortgage Loan Securitization 2002-1, LLC, a limited liability company to issue certain asset-backed notes in connection with the securitization of the Company’s performing residential loan portfolio.

     In November 2002, the Company entered into a strategic business relationship with various subsidiaries of Household International, Inc. (“Household”) relating to certain tax refund products. In connection with this relationship, the Bank originates tax refund anticipation loans and sells Household a non-recourse participation interest representing substantially all of the outstanding loan balance. Under the agreement, Household supports the Bank’s credit administration, compliance, treasury, and accounting functions with a range of services relating to the origination process, and services the loans on behalf of the Bank. Substantially all of the tax refund lending volume is generated during the first quarter of the year. The tax refund agreement is for a four-year term, with substantial break-up fees to apply in the event that Household terminates the agreement during the first two years of the agreement.

     The Company also entered into an agreement in December, 2002 with Household pursuant to which the Bank originates relatively small private label commercial revolving credit loans to small businesses. This agreement is for a two year term. These loans are used primarily to fund purchases from major retailers. Pursuant to this agreement, the Bank sells Household a non-recourse participation interest representing substantially all of the outstanding loan balance.

     As of December 31, 2002, the Bank had no tax refund anticipation loans outstanding and $4.2 million of private label commercial revolving loans outstanding.

     Imperial began operating as a California industrial bank since 1974, and became a publicly traded company in October 1995, when its shares were sold in an initial public offering. Imperial operates six deposit branches in California. From its formation in 1974 until December 31, 1999, Imperial operated under the name Imperial Thrift and Loan Association. Effective January 1, 2000, Imperial changed its name to Imperial Capital Bank.

     In December 2002, the Bank received regulatory approval to convert to a California state chartered commercial bank from a California industrial bank. In addition, ITLA Capital was approved by the Federal Reserve Bank to become a bank holding company. The Bank began operating as a commercial bank in January 2003.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Investment Securities — Investment securities available for sale are carried at fair value with unrealized gains or losses reported net of taxes as a component of other comprehensive income (loss) until realized. Realized gains and losses are determined using the specific identification method.

     Loans – Loans, which include real estate loans, franchise loans, film finance loans, commercial revolving credit loans and real estate loans held in trust, are generally carried at principal amounts outstanding plus purchase premiums, less charge-offs, net deferred loan origination fees and other unearned income. Deferred loan origination fees and other unearned income include deferred unamortized fees net of direct incremental loan origination costs. Interest income is accrued as earned. Net purchase premiums or discounts and deferred loan origination fees are amortized or accreted into interest income using the interest method.

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

     Loans are considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the original contractual terms of the loan agreement on a timely basis. The Company evaluates impairment on a loan-by-loan basis. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or by using the loan’s most recent market price or the fair value of the collateral if the loan is collateral dependent.

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

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Other Real Estate Owned -Other real estate owned (“OREO”) represents real estate acquired through or in lieu of foreclosure. OREO is held for sale and is initially recorded at fair value less estimated costs of disposition at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or estimated fair value less costs of disposition. The net operating results from OREO are recognized as non-interest expense.

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

     Goodwill – The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002. The adoption of SFAS No. 142 ceases the current amortization of goodwill and will instead be subject to at least an annual assessment for impairment by applying a fair-value-based test. As of December 31, 2001, the Company did not have any goodwill or material identifiable intangible assets. In connection with acquisitions discussed in Note 2, the Company recognized approximately $3.1 million of goodwill. In accordance with SFAS No. 142, the Company will assess the goodwill for impairment on an annual basis, or on an interim basis if events or circumstances indicate the fair value of the goodwill has decreased below its carrying value. During 2002, the Company evaluated its goodwill, in accordance with SFAS No. 142, and determined that no impairment was required.

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

     Earnings Per Share - Earnings per share (“EPS”) for all periods presented in the consolidated statements of income are computed in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128 - “Earnings Per Share”, and are based on the weighted-average number of shares outstanding during each year. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the effect of common stock equivalents of the Company, which include only shares issuable on the exercise of outstanding options. A reconciliation of the computation of Basic EPS and Diluted EPS is presented in Note 19 — Earnings Per Share.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Stock-Based Compensation — Stock-based compensation plan is accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25 - “Accounting for Stock Issued to Employees”. Under APB Opinion No. 25, no compensation expense is recognized for a stock option grant if the exercise price of the stock option at measurement date is equal to or greater than the fair market value of the common stock on the date of grant. Accordingly, Note 14 — Benefit Plans discloses the pro forma effect on net income and earnings per share as if the Company had elected to recognize compensation expense for the stock options granted.

     Comprehensive Income - Comprehensive income is displayed in the Consolidated Statements of Changes in Shareholders’ Equity and consists entirely of the change in net unrealized holding gain or loss on securities classified as available for sale, net of the related income tax effect.

     New Accounting Pronouncements – In June 2001, the FASB issued SFAS No. 141, “Business Combinations”. The Company was required to adopt SFAS No. 141 upon issuance. As such, all business combinations after that date must be accounted for as purchase transactions. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations.

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of this statement will not have a material impact on the Company’s financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and APB Opinion No. 28, “Interim Financial Reporting”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement does not require any change from the method currently used by the Company to account for stock-based compensation, but does require more prominent disclosure in the annual and interim financial statements about the method of accounting for such compensation and the effect of the method used on reported results. This Statement was effective for years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 in the accompanying consolidated financial statements.

     The FASB has issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others”, an interpretation of SFAS No.’s 5, 57 and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of these provisions of the Interpretation is not expected to have a material impact on the Company’s consolidated financial statements. The disclosure requirements of the Interpretation are effective for financial statements for December 31, 2002, with no additional disclosure required.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 2 – ACQUISITIONS

     In February 2002, the Bank acquired Asahi Bank of California, a wholly owned subsidiary of Asahi Bank Ltd — Japan, for approximately $14.9 million. The acquisition was structured as a statutory merger of Asahi Bank of California into the Bank. On the date of acquisition, Asahi Bank of California had total assets of approximately $50.0 million, including $35.0 million of commercial real estate and business loans and $15.0 million of cash and securities which were acquired by the Bank at the closing of the transaction. The Bank recorded $2.3 million of goodwill in connection with this acquisition. The purpose of this acquisition was to expand the Bank’s customer base and to obtain certain commercial banking systems and technology.

     On October 25, 2002, the Company acquired the operating assets and the film finance loan portfolio of The Lewis Horwitz Organization (“LHO”) in an all cash transaction valued at approximately $93.0 million. The Bank recorded $0.8 million of goodwill in connection with this acquisition. LHO is a lender to the independent film and television production industry. LHO operates as a division of the Bank. The purpose of this acquisition was to diversify the Bank’s lending products and expand its customer base.

     These acquisitions were accounted for in accordance with SFAS No. 141. The results of operations related to these entities are included in the consolidated statements of income from the date of each respective acquisition.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 3—INVESTMENT SECURITIES

     The amortized cost and fair value of investment securities as of December 31, 2002 and 2001 are as follows:

			Gross Unrealized
	Amortized	Fair
	Cost	Value	Gains	Losses

	(in thousands)
December 31, 2002:
Investment securities available for sale:
U.S. Government Agency	$48,698	$48,986	$353	$65
Residual interest in securitized loans	5,305	5,619	314	—
Equity securities	25	72	62	15

Total investment securities available for sale	$54,028	$54,677	$729	$80

December 31, 2001:
Investment securities available for sale:
U.S. Government Agency	$29,409	$29,403	$—	$6
Equity securities	14	8	—	6

Total investment securities available for sale	$29,423	$29,411	$—	$12

     At December 31, 2002, the carrying value of U.S. government agency securities available for sale consisted of $14.1 million of securities that mature within three years with an average yield of 4.20%, and $34.6 million of securities that mature after three but within five years with an average yield of 4.62%. The $14.1 million of securities that mature within three years are callable as follows: $3.0 million in February 2003, $2.0 million in March 2003, $2.0 million in May 2003, and $7.1 million in June 2003. The $34.6 million of securities that mature after three but within five years are callable as follows: $3.9 million are callable in February 2003, $6.1 million are callable in April 2003, $3.0 million are callable in May 2003, $2.1 million are callable in June 2003, $9.1 million are callable in August 2003, $3.0 million are callable in October 2003, and $7.4 million are callable in November 2003.

     At December 31, 2001, the carrying value of U.S. government agency securities available for sale consisted of $9.5 million of securities that mature within three years with an average yield of 3.83%, and $19.9 million of securities that mature after three but within five years with an average yield of 4.39%. The $9.5 million of securities that mature within three years are callable as follows: $3.5 million in February 2002 and $6.0 million in March 2002. The $19.9 million of securities that mature after three but within five years are callable as follows: $9.9 million are callable in January 2002, $4.0 million are callable in February 2002, and the $6.0 million are callable in March 2002. During the first quarter of 2002, we have had $7.0 million of U. S. government securities called at par by the issuer of the respective securities.

     During 2002 and 2001, no securities were sold prior to their maturity or call date.

     There were no gross realized gains or losses on investment securities for the years ended December 31, 2002 and 2001. There were $1.4 million gross realized gains and no gross realized losses for the year ended December 31, 2000.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 4—LOANS

     Loans are held in the Bank’s portfolio and consist of the following:

	December 31,

	2002	2001

	(in thousands)
Real estate loans	$1,069,434	$1,032,968
Construction loans	101,422	54,129
Film finance loans	119,283	—
Franchise loans	54,672	57,618
Commercial and other loans	4,314	—

	1,349,125	1,144,715

Unamortized premium	3,858	4,406
Deferred loan origination fees, net of costs	(5,604)	(2,029)

	1,347,379	1,147,092
Allowance for loan losses	(31,081)	(24,722)

	$1,316,298	$1,122,370

     At December 31, 2002, approximately 92.1%, 7.7% and 0.2% of the Bank’s loans collateralized by real estate are secured by income producing properties, properties under development and residential one-to-four family properties, respectively. At December 31, 2002, approximately 73.1% of our loans secured by real estate were collateralized by properties located in California.

     At December 31, 2001, approximately 84.5%, 5.4% and 10.1% of the Bank’s loans collateralized by real estate are secured by income producing properties, properties under development and residential one-to-four family properties, respectively. At December 31, 2001, approximately 75.0% of our loans secured by real estate were collateralized by properties located in California.

     At December 31, 2002 and 2001, approximately $606.9 million and $549.9 million, respectively, of loans were pledged to secure a line of credit at the Federal Home Loan Bank (“FHLB”) of San Francisco.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 4—LOANS (Continued)

     The following is the activity in the allowance for loan losses on loans for the periods indicated.

	As of and for the Years Ended December 31,

	2002	2001	2000

	(In thousands)
Balance at beginning of year	$24,722	$22,608	$19,895
Provision for loan losses	9,030	7,225	4,775
Additions related to acquisitions	2,048	—	—
Charge-offs:
Real estate loans	(4,730)	(2,845)	(1,453)
Construction loans	—	(2,419)	(1,000)

Total charge-offs	(4,730)	(5,264)	(2,453)

Recoveries-
Real estate loans	11	153	391

Total recoveries	11	153	391

Net charge-offs	(4,719)	(5,111)	(2,062)

Balance at end of year	$31,081	$24,722	$22,608

     As of December 31, 2002 and 2001, the accrual of income had been suspended on approximately $5.9 million and $15.3 million, respectively, of loans secured by real estate. Interest income that was contractually due on loans that were on nonaccrual status that was not recognized during the years ended December 31, 2002, 2001 and 2000 was approximately $941,000, $2.1 million and $679,000, respectively.

     As of December 31, 2002 and 2001, restructured loans totaled $7.9 million and $3.8 million, respectively. There were no related commitments to lend additional funds on restructured loans. For the years ended December 31, 2002, 2001 and 2000, $905,000, $376,000 and $826,000, respectively, of gross interest income would have been recorded had the loans been current in accordance with their original terms compared to $796,000, $340,000 and $780,000, respectively, of interest income which was included in net income for the same periods. The average yield on restructured loans was 8.05% at December 31, 2002.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 4—LOANS (Continued)

     The Bank’s recorded investment in impaired loans, and the related valuation allowance, were as follows:

	December 31, 2002		December 31, 2001

	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance	Investment	Allowance

	(in thousands)		(in thousands)

Valuation allowance required	$7,251	$1,622	$1,600	$506
No valuation allowance required	8,702	—	15,111	—

Total impaired loans	$15,953	$1,622	$16,711	$506

     $5.9 million of the impaired loans with a valuation allowance were on nonaccrual status at December 31, 2002. The average recorded investment in impaired loans for the years ended December 31, 2002, 2001 and 2000 was $11.6 million, $26.0 million and $13.4 million, respectively. Interest income recognized on impaired loans for the years ended December 31, 2002, 2001 and 2000 was $375,000, $89,000 and $368,000, respectively.

     Loans having carrying values of $3.5 million and $17.0 million were transferred to OREO in 2002 and 2001, respectively.

NOTE 5—ICCMAC MULTIFAMILY AND COMMERCIAL TRUST 1999-1

     Real estate loans held in trust consisted of the following:

	December 31,

	2002	2001

	(in thousands)
Real estate loans	$119,824	$158,720
Unamortized premium	4,040	5,366

	123,864	164,086
Allowance for loan losses	(1,928)	(1,928)

	$121,936	$162,158

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 5—ICCMAC MULTIFAMILY AND COMMERCIAL TRUST 1999-1 (Continued)

     The following is the activity in the allowance for loan losses relating to real estate loans held in the ICCMAC Trust as follows:

	December 31,

	2002	2001

	(in thousands)
Balance at beginning of year	$1,928	$4,578
Reversal of provision for loan losses	—	(2,650)
Charge-offs	—	—

Balance at end of year	$1,928	$1,928

     At December 31, 2002 and 2001, the recorded investment in impaired loans of the ICCMAC Trust was $233,000 and $329,000, respectively. There was no valuation allowance required on these loans. The average recorded investment in impaired real estate loans of the ICCMAC Trust was $345,000 and $510,000 at December 31, 2002 and 2001. There was no interest income recognized on these impaired loans for the years ended December 31, 2002 and 2001.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

     The following is a summary of the outstanding CMOs of the ICCMAC Trust:

	Recorded Amount		Interest Rate
Class	December 31,		Margin over 6 month LIBOR	Rating

	2002	2001

	(in thousands)
A-2	$24,015	$63,134	0.42%	AAA
S	1,511	3,130	zero coupon	AAA
A-3	17,447	17,447	0.60%	AAA
B	11,631	11,631	0.88%	AA
C	14,539	14,539	1.55%	A

	69,143	109,881
Unamortized Discount	(66)	(233)

	$69,077	$109,648

     The interest rate on the variable rate CMOs adjusts monthly and the repayment of the bonds is based on the cash flows of the underlying loan portfolio.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 6—OTHER REAL ESTATE OWNED

     Other real estate owned was stated as follows:

	December 31,

	2002	2001

	(in thousands)
Other real estate owned held for sale	$13,086	$14,115
Less: valuation allowance	(493)	(374)

Other real estate owned, net	$12,593	$13,741

     The activity in the valuation allowance for other real estate owned was as follows:

	As of and for the Years
	Ended December 31,

	2002	2001	2000

	(in thousands)
Balance at beginning of year	$374	$127	$207
Provision for losses on other real estate owned	796	269	167
Charge-offs upon sale of other real estate owned	(677)	(22)	(247)

Balance at end of year	$493	$374	$127

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 7—PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization and consist of the following:

	December 31,

	2002	2001

	(in thousands)
Furniture, fixtures and equipment	$7,383	$4,115
Leasehold improvements	5,039	4,246
Automobiles	522	340

	12,944	8,701
Accumulated depreciation and amortization	(8,747)	(6,524)

	$4,197	$2,177

     Depreciation and amortization expense on premises and equipment for the years ended December 31, 2002, 2001 and 2000 was $946,000, $836,000 and $796,000, respectively.

NOTE 8—DEPOSIT ACCOUNTS

     Deposit accounts consist of the following:

	December 31,

	2002	2001

	(in thousands)
Money market and passbook accounts	$168,525	$158,188
Time certificates under $100,000	521,404	526,911
Time certificates $100,000 and over	375,982	268,555

	$1,065,911	$953,654

     Money market and passbook accounts have no contractual maturity and pay interest at rates ranging from 0.16% to 4.00% per annum. The weighted average contractual interest rate of the Bank’s money market and passbook accounts was 1.67% and 2.71% at December 31, 2002 and 2001, respectively. Additionally, some money market accounts have limited checking features which allow three check withdrawals per month. Time certificates have maturities ranging from 30 days to five years and bear interest at varying rates based on market conditions, ranging from 1.00% to 7.00% per annum. The weighted average contractual interest rate of the Bank’s time certificate accounts was 2.90% and 4.24% at December 31, 2002 and 2001, respectively.

     There were $103.6 million of brokered deposits at December 31, 2002 and no brokered deposits at December 31, 2001. Interest expense on time certificates $100,000 and over for the years ended December 31, 2002, 2001 and 2000 amounted to approximately $9.0 million, $16.1 million and $17.4 million, respectively.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 8—DEPOSIT ACCOUNTS (Continued)

     The Bank is a member of the FDIC and its deposits are insured up to $100,000 each per insured depositor.

     As of December 31, 2002, the contractual maturities of time certificate accounts were as follows:

Year of Maturity	Amount

(in thousands)
2003	$731,521
2004	149,017
2005	9,566
2006	7,282

$897,386

NOTE 9—LINES OF CREDIT

     As of December 31, 2002 and 2001, the Bank had uncommitted, unsecured lines of credit with two banks renewable daily in the amount of $30.0 million. There were no borrowings against these lines at December 31, 2002 and 2001.

NOTE 10—	GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY’S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

     The Company has five wholly-owned trust subsidiaries, Trust I, Trust II, Trust III, Trust IV, and Trust V. Trust I issued $14.0 million of 10.60% cumulative trust preferred securities in September 2000, Trust II issued $15.0 million of 10.20% cumulative trust preferred securities in February 2001, Trust III issued $20.0 million of variable rate cumulative trust preferred securities, Trust IV issued $10.0 million of variable rate cumulative trust preferred securities, and Trust V issued $25.0 million of variable rate cumulative trust preferred securities, (referred to collectively as the “Trust Preferred securities”). ITLA Capital has fully and unconditionally guaranteed the Trust Preferred securities along with all obligations of each trust under their respective trust agreements. Each trust was formed for the exclusive purpose of issuing their respective Trust Preferred securities and common securities and using the proceeds to acquire ITLA Capital’s junior subordinated deferrable interest debentures. Trust I acquired an aggregate principal amount of $14.4 million of ITLA Capital’s 10.60% junior subordinated deferrable interest debentures due September 7, 2030 that pays interest each March 7 and September 7 during the term of this security. Trust II acquired an aggregate principal amount of $15.5 million of ITLA Capital’s 10.20% junior subordinated deferrable interest debentures due February 22, 2031 that pays interest each February 22 and August 22 during the term of this security. Trust III acquired an aggregate principal amount of $20.6 million of ITLA Capital’s variable rate junior subordinated deferrable interest debentures due October 30, 2032 that pays interest on each April 30 and October 30 during the term of the security. Trust IV acquired an aggregate principal amount of $10.3 million of ITLA Capital’s variable rate junior subordinated deferrable interest debenture due December 10, 2032 that pays interest each June 15 and December 15 during the term of the security. Trust V acquired an aggregate principal amount of $25.8 million of ITLA Capital’s variable rate junior subordinated deferrable interest debenture due December 26, 2032 that pays interest quarterly on March 26, June 26, September 26, and December 26 during the term of the security. The sole assets of each trust are the debentures it holds. Each of the debentures is redeemable, in whole or in part, at ITLA Capital’s option on or after ten years after issuance for Trust I and Trust II (at declining premiums for the next ten years and at par thereafter until maturity), and five years after issuance for Trust III, Trust IV, and Trust V (at par until maturity).

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 10—	GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY’S JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES (Continued)

The Company used the proceeds from the debentures for general corporate purposes, including an aggregate of $81.3 million in capital contributions to the Bank to support future growth. The costs associated with the Trust Preferred securities issuance have been capitalized and are being amortized using a method that approximates the interest method over a period of five to ten years. The accrued distributions payable on the Trust Preferred securities are reflected as “Minority interest in income of subsidiary” in the Consolidated Statements of Income. The Trust Preferred securities are reflected on the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Deferrable Interest Debentures.” The recorded balance of Trust Preferred securities was $81.6 million and $28.1 million at December 31, 2002 and 2001, respectively. Minority interest in income of subsidiary was $3.5 million, $3.0 million, $0.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 11—FHLB ADVANCES

     FHLB advances represent collateralized obligations with the FHLB of San Francisco, and are summarized by contractual maturity as follows:

Year of Maturity	Amount

(in thousands)
2003	$243,550
2004	56,600
2005	1,100
2006	22,905
2007	—
Thereafter	14,530

$338,685

     We have pledged real estate loans with a carrying value of $606.9 million, and cash equivalents and investment securities available for sale with a carrying value of $49.0 million, for a total of $655.9 million of assets pledged as collateral for this borrowing facility. The total borrowing capacity available from the collateral that has been pledged is approximately $407.3 million, of which $69.1 million remained as of December 31, 2002.

     The following table represents the maximum month-end balance outstanding, weighted-average daily balance outstanding, average rates paid during the year, and the average rates on the balance at year-end for FHLB advances:

	December 31

	2002	2001	2000

	(dollars in thousands)
Maximum month-end balance outstanding	$338,685	$269,285	$79,250
Weighted-average daily balance outstanding	$194,160	$103,675	$30,366
Average rates paid during the year	2.92%	4.62%	5.84%
Average rates on balance at year-end	1.99%	2.99%	6.56%
Balance at year-end	$338,685	$269,285	$79,250

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 12 –RESIDUAL INTEREST IN SECURITIZATION

     During the first quarter of 2002, the Company formed ITLA Mortgage Loan Securitization 2002-1, LLC, a limited liability company to issue $86.3 million of asset-backed notes in a securitization of substantially all of its residential loan portfolio. The Company recognized a gain of $3.7 million on the securitization of these loans, which is included in other non-interest income within the consolidated statement of income. Concurrent with recognizing such gain on sale, the Company recorded a residual interest of $5.6 million, which represents the present value of future cash flows (spread and fees) that are anticipated to be received over the life of the loans. The residual interest is recorded on the consolidated balance sheet in the “Investment securities available for sale, at fair value”. The value of the residual interest is subject to substantial credit, prepayment, and interest rate risk on the sold residential loans. In accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the residual interest is classified as “available-for-sale” and, as such, recorded at fair value with the resultant changes in fair value recorded as unrealized gain or loss in a separate component of shareholders’ equity in “accumulated other comprehensive income or loss”, until realized. Fair value is determined on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the lives of the receivables using prepayment, default, and interest rate assumptions that we believe market participants would use for similar financial instruments.

     At December 31, 2002, key assumptions used to estimate the fair value of the residual interest based on projected cash flows, and the sensitivity of the value to immediate adverse changes in those assumptions is as follows:

December 31, 2002

Dollars in thousands
Fair value of retained interest	$5,619
Weighted average life (in years)	1.49
Weighted average annual prepayment speed	35.0%
Impact of 10% adverse change	$(23)
Impact of 25% adverse change	$(59)
Weighted average annual discount rate	15.0%
Impact of 10% adverse change	$(167)
Impact of 25% adverse change	$(404)
Weighted average lifetime credit losses	3.3%
Impact of 10% adverse change	$(285)
Impact of 25% adverse change	$(678)

     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value of the residual is based on a variation in assumptions and generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the above table, the effect of a variation in a particular assumption on the fair value of the residual interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments but increased credit losses), which might magnify or counteract the sensitivities, and depending on the severity of such changes, the results of operations may be materially affected.

NOTE 13—NONRECURRING GENERAL AND ADMINISTRATIVE EXPENSES

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

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 13—NONRECURRING GENERAL AND ADMINISTRATIVE EXPENSES (Continued)

     Activity in the allowance for restructuring charges for the years ended December 31, 2002 and 2001 was as follows:

	Allowance	2000	2001	2002	Ending
	Provided	Charges	Charges	Charges	Balance
	In 2000	Incurred	incurred	incurred	December 31,2002

Write-off of leasehold improvements	$847	(693)	(154)	$—	$—
Costs related to sublease contract	553	(211)	(342)	—	—

Total	$1,400	(904)	(496)	$—	$—

NOTE 14—BENEFIT PLANS

     Salary Savings Plan. The Company has a salary savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to 15% of their compensation. We match 50% of each employee’s salary deferral, up to a maximum 6% of the employee’s salary. Employees vest in employer contributions and the earnings thereon over a five-year period. Matching contributions to the Savings Plan were $189,000, $112,000 and $118,000 in 2002, 2001 and 2000, respectively.

     Nonqualified Deferred Compensation Plans. The Company has deferred compensation plans designed to provide additional retirement benefits for certain officers and key employees who cannot take full advantage of the Savings Plan. There were no costs associated with these deferred compensation plans in 2002 and 2001.

     Long-Term Supplemental Executive Retirement Plan. The Company has adopted a Long-Term Supplemental Executive Retirement Plan (the “SERP”) for certain officers and key employees which provides for participants to be awarded shares of common stock of the Company on a tax deferred basis from the current Recognition and Retention Plan (“RRP”) previously approved by the shareholders. Such shares vest in three-year cycles or earlier at the discretion of the Compensation Committee of the Board of Directors, and once vested, may be distributed to participants upon a change in control or the participant’s death, disability, retirement date or date of termination of employment. During 1998, the Company issued shares of common stock, representing the remaining number of unissued shares authorized to be awarded under the RRP, to a Rabbi Trust managed by a third-party financial institution. For 2002 and 2001, 53,650 and 113,864 shares, respectively, were allocated to designated SERP accounts for the future benefit of certain Company executives. No shares were allocated during 2000. The Company recognized $476,000, $674,000 and $264,000 of compensation expense from the SERP/RRP in 2002, 2001 and 2000 respectively.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 14—BENEFIT PLANS (Continued)

     Stock Plans. The Company adopted an employee stock incentive plan and stock option plan for nonemployee directors (collectively, “the Stock Plan”) which provides for the award of up to 1,311,500 shares of common stock to officers, directors and employees as compensation for future services, not to exceed a combined 550,000 shares during 1995, the first year of the Stock Plan, with annual awards thereafter limited to 100,000 additional shares. An amendment to the Stock Plan increasing the number of shares authorized for award under the Stock Plan by 311,500 shares was approved by the Company’s shareholders on June 29, 2001. As of December 31, 2002, the Company granted an aggregate of 1,530,750 options under the Stock Plan, of which 106,414 have been exercised and 357,336 have been forfeited. The exercise price per share of the options granted ranges from $10.00 to $31.05 per share and generally vest 33-1/3% per year, beginning with the first anniversary of the date of each individual grant.

     The number of options and weighted-average exercise prices of options for each of the following groups of options, for the periods indicated, are as follows:

			Weighted-Average
	Number of Options		Exercise Prices

	2002	2001	2002	2001

Options outstanding at the beginning of the year	814,250	756,250	$13.07	$12.75
Options granted during the year	298,750	80,000	$27.39	$16.25
Options exercised during the year	(13,665)	(6,000)	$13.49	$12.40
Options forfeited during the year	(32,335)	(16,000)	$18.31	$14.64

Options outstanding at the end of the year	1,067,000	814,250	$16.86	$13.07

Options exercisable at the end of the year	713,917	661,583	$12.86	$12.78

     The fair value of each option grant was estimated on the date of grant using an option pricing model with the following weighted-average assumptions for option grants:

	Weighted-Average Assumptions for Options Grants

	2002	2001	2000

Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility	31.36%	30.41%	31.2%
Risk-Free Interest Rates	4.62%-4.88%	4.79% - 5.13%	5.89% - 6.79%
Expected Lives	Seven Years	Seven Years	Seven Years
Weighted-Average Fair Value	$10.12-$13.46	$7.14 - $8.37	$5.36 - $6.84

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 14—BENEFIT PLANS (Continued)

     The Stock Plan is accounted for under APB Opinion No. 25 and, accordingly, no compensation costs have been recognized in the accompanying consolidated statements of income. If compensation costs for the Stock Plan had been determined under SFAS No. 123, “Accounting for Stock-Based Compensation”, pro forma net income would have been $18.9 million, $18.1 million and $17.8 million, basic earnings per share would have been $3.17, $2.82 and $2.52 and diluted earnings per share would have been $2.99, $2.72 and $2.46 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 15—INCOME TAXES

     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of our deferred tax assets and liabilities are as follows:

	December 31,

	2002	2001

	(in thousands)
Components of the deferred tax asset:
Allowance for loan losses	$13,307	$9,899
Accrued expenses	3,217	3,060
State income taxes	1,266	1,076
Other real estate owned	745	745
Unrealized loss on investment securities available for sale	—	5

Total deferred tax assets	18,535	14,785

Components of the deferred tax liability:
Deferred loan origination costs	2,326	1,244
FHLB stock dividends	1,886	1,267
Unrealized gain on investment securities available for sale	297	—
Other	204	405

Total deferred tax liabilities	4,713	2,916

Net deferred tax asset	$13,822	$11,869

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

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 15—INCOME TAXES (Continued)

     A summary of the provision for income taxes follows:

	Years Ended December 31,

	2002	2001	2000

	(in thousands)
Current provision:
Federal	$11,127	$9,824	$9,912
State	3,916	2,115	3,289

	15,043	11,939	13,201

Deferred provision (benefit):
Federal	(462)	(1,007)	(804)
State	(1,793)	461	(517)

	(2,255)	(546)	(1,321)

	$12,788	$11,393	$11,880

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,

	2002	2001	2000

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	7.0%	7.0%	7.0%
State income tax credit and other benefits	(3.0%)	(3.4%)	(2.4%)

Effective income tax rate	39.0%	38.6%	39.6%

     The income tax (benefit) expense component of other comprehensive income was $302,000, $(21,000) and $(580,000) for the years ended December 31, 2002, 2001 and 2000, respectively.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 16—FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

     We have exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit. This exposure is represented by the contractual amount of those instruments as the Company uses the same lending policies for these instruments as it does for the loan portfolio. We had outstanding unfunded loan commitments, including the unfunded portion of construction loans, of approximately $91.2 million and $60.6 million at December 31, 2002 and 2001, respectively.

NOTE 17—COMMITMENTS AND CONTINGENCIES

Commitments

     We lease office facilities under noncancelable operating leases. Estimated future minimum lease payments required under leases with initial or remaining noncancelable terms in excess of one year at December 31, 2002 are as follows:

(in thousands)
2003	$2,328
2004	2,186
2005	2,101
2006	1,792
2007	963
Thereafter	269

Sub-Lease income	(1,914)

$7,725

     Certain leases contain rental escalation clauses based on increases in the consumer price index, and renewal options of up to ten years, which may be exercised by the Company. We incurred rent expense of $2.1 million, $2.1 million and $1.6 million in 2002, 2001 and 2000, respectively.

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

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 18—REGULATORY REQUIREMENTS

     The Bank is subject to supervision and regulation by the FDIC and the Department of Financial Institutions (“DFI”) of the State of California under the provisions of the California Banking Law. These provisions authorize the Bank’s issuance of deposits, place limits on the size of loans the Bank can make, and specify the maintenance of minimum liquidity levels.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets (“Leverage Ratio”). Management believes, as of December 31, 2002 and 2001, that the Bank meets all applicable capital adequacy requirements.

     As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum Total Risk-Based, Tier 1 Risk-Based and Tier 1 Leverage Ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 18—REGULATORY REQUIREMENTS (Continued)

     The Bank’s actual regulatory capital amounts and ratios are presented in the following table:

					Capital Required
			Minimum Requirement		to Maintain
			for Capital Adequacy		"Well Capitalized"
	Actual		Purposes		Designation

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
As of December 31, 2002
Total capital (to risk-weighted assets)	$202,623	14.4%	$112,238	8.0%	$140,298	10.0%
Tier I capital (to risk-weighted assets)	$184,910	13.2%	$56,119	4.0%	$84,179	6.0%
Tier I capital (to average total assets)	$184,910	13.1%	$63,848	4.0%	$71,013	5.0%
As of December 31, 2001
Total capital (to risk-weighted assets)	$138,818	12.0%	$92,690	8.0%	$115,862	10.0%
Tier I capital (to risk-weighted assets)	$124,209	10.7%	$46,345	4.0%	$69,517	6.0%
Tier I capital (to average total assets)	$124,209	10.1%	$49,156	4.0%	$61,445	5.0%

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 19—EARNINGS PER SHARE

     The following is a reconciliation of the amounts used in the calculation of Basic Earnings Per Share and Diluted Earnings Per Share.

		Weighted-
		Average
		Shares	Per Share
	Net Income	Outstanding	Amount

	(in thousands, except per share data)
Year Ended December 31, 2002
Basic Earnings Per Share	$20,005	5,979	$3.35
Dilutive Effect of Stock Options	—	360	(0.19)

Diluted Earnings Per Share	$20,005	6,339	$3.16

Year Ended December 31, 2001
Basic Earnings Per Share	$18,151	6,427	$2.82
Dilutive Effect of Stock Options	—	241	(0.10)

Diluted Earnings Per Share	$18,151	6,668	$2.72

Year Ended December 31, 2000
Basic Earnings Per Share	$18,139	7,046	$2.57
Dilutive Effect of Stock Options	—	192	(0.06)

Diluted Earnings Per Share	$18,139	7,238	$2.51

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 20—DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans and Real Estate Loans Held in Trust — The fair value is estimated using the present value of future cash flows, discounted using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities and giving consideration to estimated prepayment risk and credit risk.

Accrued Interest Receivable – The carrying values reported in the balance sheet approximate the fair values due to the short-term nature of the asset.

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

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 20—DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

     The carrying amounts and estimated fair values of our financial instruments are as follows:

	December 31

	2002		2001

	Cost or		Cost or
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(in thousands)
Financial assets:
Cash and cash equivalents	$160,848	$160,848	$134,241	$134,241
Investment securities	54,677	54,677	29,411	29,411
Stock in Federal Home Loan Bank	16,934	16,934	13,464	13,464
Loans, net	1,316,298	1,334,574	1,122,370	1,125,322
Real estate loans held in trust, net	121,936	126,127	162,158	159,176
Accrued interest receivable	9,158	9,158	11,144	11,144
Financial liabilities:
Deposit accounts	$1,065,911	$1,064,491	$953,654	$946,671
Federal Home Loan Bank advances	338,685	338,729	269,285	268,198
Collateralized mortgage obligations	69,077	69,139	109,648	110,127
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures	81,595	84,670	28,118	28,118

NOTE 21—BUSINESS SEGMENT INFORMATION

     SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” requires disclosure of segment information in a manner consistent with the “management approach”. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.

     The main factors used to identify operating segments were the specific product and business lines of the various operating segments of the Company. Operating segments are organized separately by product and service offered. We have identified one operating segment that meets the criteria of being a reportable segment in accordance with the provisions of SFAS No. 131. This reportable segment is the origination and purchase of real estate loans, which by its legal form, is identified as operations of the Bank and Imperial Capital REIT. This segment derives the majority of its revenue by originating and purchasing loans secured by income producing real estate. Other operating segments of the Company that did not meet the criteria of being a reportable segment in accordance with SFAS No. 131 have been aggregated and reported as “All Other”. Transactions from all of our operating segments occur in the United States. The Company has no transactions with a single external customer that exceeds ten percent of the Company’s consolidated revenues.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 21—BUSINESS SEGMENT INFORMATION (Continued)

     Transactions between the reportable segment of the Company and its other operating segments are made at terms which approximate arm’s-length transactions and in accordance with GAAP. There is no significant difference between the measurement of the reportable segment’s assets and profits and losses disclosed below and the measurement of assets and profits and losses in our consolidated balance sheets and statements of income. Accounting allocations are made in the same manner for all operating segments.

     Required reported segment information for 2002, 2001 and 2000 is detailed below:

	Origination and
	Purchase
	of Real Estate
	Loans	All Other	Eliminations	Consolidated

As of or for the Year Ended December 31, 2002
Revenues from external customers	$105,522	$9,835	$(4,376)	$110,981
Total interest income	104,652	10,332	(4,376)	110,608
Total interest expense	35,694	6,004	(4,376)	37,322
Depreciation and amortization expense	479	467	—	946
Provision for income taxes	11,542	1,246	—	12,788
Capital expenditures	2,612	354	—	2,966
Deferred income taxes	10,480	3,242	100	13,822
Total assets	1,543,502	511,759	(333,296)	1,721,965
Income (loss) before provisions for income taxes	36,069	(3,276)	—	32,793

As of or for the Year Ended December 31, 2001
Revenues from external customers	$125,154	$3,329	$(4,329)	$124,154
Total interest income	124,109	3,315	(4,329)	123,095
Total interest expense	65,303	2,889	(4,329)	63,863
Depreciation and amortization expense	411	425	—	836
Provision for income taxes	9,172	2,221	—	11,393
Capital expenditures	321	431	—	752
Deferred income taxes	10,840	929	100	11,869
Total assets	1,519,440	200,639	(211,771)	1,508,308
Income (loss) before provision (benefit) for income taxes	33,064	(3,520)	—	29,544

As of or for the Year Ended December 31, 2000
Revenues from external customers	$126,499	$1,468	$(1,861)	$126,106
Total interest income	124,168	1,468	(1,861)	123,775
Total interest expense	70,029	464	(1,851)	68,642
Depreciation and amortization expense	425	371	—	796
Provision (benefit) for income taxes	10,492	1,388	—	11,880
Capital expenditures	387	411	—	798
Deferred income taxes	8,481	2,821	—	11,302
Total assets	1,426,298	166,484	(177,639)	1,415,143
Income before provision for income taxes	29,757	262	—	30,019

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 22—PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

The parent company only financial statements of ITLA Capital are as follows:

Condensed Balance Sheets

	December 31,

	2002	2001

	(in thousands)
Assets
Cash and cash equivalents	$2,338	$1,233
Investment securities available for sale	5,691	7
Investments in wholly-owned subsidiaries:
Imperial Capital Bank	188,328	124,287
Imperial Capital Real Estate Investment Trust	36,887	37,603
ITLA Capital Statutory Trust 1	413	425
ITLA Capital Statutory Trust II	470	476
ITLA Capital Statutory Trust III	607	—
ITLA Capital Statutory Trust IV	310	—
ITLA Capital Statutory Trust V	774	—
Other subsidiaries	305	356
Other assets	10,951	5,587

Total assets	$247,074	$169,974

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$86,600	$29,897
Liabilities	3,783	2,148
Shareholders’ equity	156,691	137,929

Total liabilities and shareholders’ equity	$247,074	$169,974

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 22-PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

Condensed Statements of Income

	Years Ended December 31

	2002	2001	2000

	(in thousands)
Interest income	$1,059	$302	$962
Interest expense	3,356	2,889	464

Net interest (expense) income	(2,297)	(2,587)	498
Reversal of provision for loan losses	(5)	(1,200)	—
Non-interest income (expense):
Gain on sale of investment securities available for sale	—	—	1,412
Other	(707)	—	(6)

Total non-interest income (expense)	(707)	—	1,406
Non-interest expense:
General and administrative expense	2,367	2,062	1,517

(Loss) income before income tax expense (benefit) and equity in net income of subsidiaries	(5,376)	(3,449)	387
Income tax expense	420	2,260	1,431

Loss before equity in net income of subsidiaries	(5,796)	(5,709)	(1,044)
Equity in net income of subsidiaries	25,801	23,860	19,183

NET INCOME	$20,005	$18,151	$18,139

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 22-PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31

	2002	2001	2000

	(in thousands)
Cash Flows From Operating Activities:
Net income	$20,005	$18,151	$18,139
Adjustments to net income:
Equity in undistributed net income of subsidiaries	(25,807)	(23,856)	(19,193)
Provision for loan losses	5	(1,200)	—
Gain on sale of investment securities	—	—	(1,412)
Decrease (increase) in other assets	(4,887)	1,043	(2,200)
Increase in liabilities	5,423	656	1,091

Net cash used in operating activities	(5,261)	(5,206)	(3,575)

Cash Flows From Investing Activities:
Proceeds from sale of investment securities available for sale	—	—	16,176
Proceeds from securitization and sale of real estate loans	98,155	—	—
Purchase of loans from Imperial Capital Bank	(98,602)	—	—
Purchases of investment securities available for sale	(5,305)	—	—
Cash paid to acquire ICCMAC Trust	—	—	(33,497)
Capital contribution to Imperial Capital Bank	(53,348)	(14,549)	(13,475)
Cash paid for common equity of Trust Preferred Securities	(1,691)	(475)	(433)
Dividends received from Imperial Capital Bank	9,000	15,600	17,300
Dividend received from ITLA Funding Corp	—	200	—
Dividends received from ITLA Management Company	—	—	1,000
Dividends received from Imperial Capital Real Estate Investment Trust	7,070	5,050	2,775
Other, net	(143)	339	7

Net cash (used in) provided by investing activities	(44,864)	6,165	(10,147)

Cash Flows From Financing Activities:
Sale of subordinated debentures to Trust Preferred Securities, net	53,389	14,549	13,580
Proceeds from exercise of employee stock options	184	74	36
Cash paid to acquire treasury stock	(2,343)	(14,759)	(7,701)

Net cash provided by (used in) financing activities	51,230	(136)	5,915

Net increase (decrease) in cash and cash equivalents	1,105	823	(7,807)
Cash and cash equivalents at beginning of period	1,233	410	8,217

Cash and cash equivalents at end of period	$2,338	$1,233	$410

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

NOTE 23—SUBSEQUENT EVENTS (Unaudited)

     In January 2003, the Company entered into an agreement with a bank for a revolving line of credit of $35.0 million, which matured on March 31, 2003. Interest accrued at the prime rate and the line was secured by the outstanding capital stock of the Bank. The primary purpose of the line was to provide additional capital funding in connection with the strategic business relationship with Household relating to certain tax refund products.

     In February 2003, the Bank placed a $9.8 million real estate loan on non-accrual status. Management has classified the loan as impaired and is currently in the process of evaluating potential impairment and any necessary charge-offs. The loan was classified as an “other loan of concern” at December 31, 2002.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     On May 29, 2002, the Board of Directors of the Company dismissed the Company’s independent auditors, Arthur Andersen LLP, and upon recommendation by its Audit Committee, approved the engagement of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2002.

     The reports of Arthur Andersen LLP on the Company’s financial statements as of and for the years end December 31, 2001 and 2000, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Company’s fiscal years ended December 31, 2001 and 2000, and the subsequent interim period from January 1, 2002 through May 29, 2002, there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Arthur Andersen LLP would have caused Arthur Andersen LLP to make reference to the matter in their report. There were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

     Prior to the dismissal of Arthur Andersen LLP, the Company did not consult with Ernst & Young LLP regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statement; or (iii) a reportable event (as defined in paragraph 304(a)(1)(v) of Regulation S-K).

     The Company requested Arthur Andersen LLP to furnish it with a letter addressed to the Commission stating whether it agreed with the above statements. A copy of that letter, dated June 4, 2002, is filed as Exhibit 16 to the Current Report on Form 8-K filed by the Company on June 5, 2002.

Item 10. Directors and Executive Officers of the Registrant

Executive Officers and Directors of the Registrant

     The executive officers of the Registrant are identified below.

Name	Age	Position

George W. Haligowski	48	Chairman of the Board, President and Chief Executive Officer of ITLA Capital and the Bank
Norval L. Bruce	61	Vice Chairman of the Board and Chief Credit Officer of ITLA Capital and the Bank
Timothy M. Doyle	46	Senior Managing Director and Chief Financial Officer of ITLA Capital and the Bank
Don Nickbarg	50	Senior Managing Director and Chief Banking Officer of ITLA Capital and the Bank
Steven C. Romelt	53	Senior Managing Director and Chief Lending Officer of ITLA Capital and the Bank
William A. Schack	41	Managing Director – Director of Portfolio Management of ITLA Capital and the Bank
William K. Callam	46	Managing Director– Director of Loan Operations of ITLA Capital and the Bank
Scott A. Wallace	40	Managing Director – Chief Administrative Officer of ITLA Capital and the Bank
Anthony A. Rusnak	39	First Vice President, General Counsel and Corporate Secretary of ITLA Capital and the Bank

     George W. Haligowski has served as ITLA Capital’s Chairman of the Board, President and Chief Executive Officer since inception. He has also served as the Bank’s Chairman of the Board and Chief Executive Officer since 1992, and was the Bank’s President from 1992 to October 1997. In 2000 he was again appointed as President of the Bank. From 1990 to the present, he has also served as President, Chief Executive Officer and Principal of Halivest International, Ltd., an international finance and asset management company. He was previously employed as a Vice President by Shearson Lehman Hutton (1988 to 1990) and Prudential-Bache Securities (1983 to 1988), and by Avco Financial Services as Regional Director of its Japanese branch operations (1976 to 1981), as Training Coordinator for Avco Thrift and Loan (1976) and as a Branch Manager (1974 to 1976).

     Norval L. Bruce has served as the Vice Chairman and Chief Credit Officer for ITLA Capital and the Bank since June of 1999. He was previously President and Chief Operating Officer of the Bank from October 1997 to June 1999, and previously was the Executive Vice President and Chief Credit Officer of the Bank from 1990 to October 1997. Mr. Bruce was appointed a director of the Bank and the Company in January 1997 and September 1997, respectively. From 1988 to 1989, he served as Executive Vice President and Chief Credit Officer of Security Pacific Bank, Nevada. He was previously employed by Security Pacific Bank from 1965 to 1988 in a variety of positions including management positions in which he was responsible for both loan origination and credit quality.

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

     Don Nickbarg has served as Senior Managing Director and Chief Banking Officer of ITLA Capital and the Bank since November 2002. He has served in several other capacities, including Senior Managing Director and Chief Operating Officer, Managing Director of Asset Acquisition and New Business Development, Chief Administrative Officer as well as Treasurer. Prior to joining ITLA Capital in 1998, he was a consultant with Centennial International LLC from 1996 to 1998; Chief Financial Officer of AIOC Corporation from 1994 to 1996; Vice President and Team Leader at The Chase Manhattan Bank from 1991 to 1994; Vice President and Treasurer of Drexel Burnham Lambert Holdings, Ltd. from 1986 to 1990; Vice President with The Hong Kong and Shanghi Banking Company from 1980 to 1986; and Assistant Treasurer with the Swiss Bank Corporation from 1976 to 1980.

     Steven C. Romelt has served as Senior Managing Director and Chief Lending Officer of the Bank since February 2002. He was previously Senior Vice President and Chief Lending Officer of ITLA Capital and the Bank since January 1997. He was Director of Bank Lending for the Bank from November 1996 to January 1997. Previously, he was Vice President and Regional Manager for Southern Pacific Bank from March 1995 to November 1996. He also held various senior level lending positions for the Bank from December 1990 to March 1995 and held various lending positions with a number of other financial institutions from 1979 to December 1990.

     William A. Schack has served as Managing Director – Director of Portfolio Management of ITLA Capital and the Bank since November 2002. Prior to that he was Managing Director – Director Operations of the Bank from August 2001 to November 2002 and First Vice President – Director of Portfolio Management and Loan Administration of the Bank from April 2001 to August 2001. Prior to joining ITLA Capital he was Senior Vice President Chief Operating Officer of First Bank of Beverly Hills from 1999 through 2001 and served in various senior management capacities with First Bank since 1997. He has also held senior managerial positions with First Los Angeles Bank and Western Federal Savings Bank from 1990 through 1995.

     Scott A. Wallace has served as Managing Director – Chief Administrative Officer of ITLA Capital and the Bank since November 2001. He was previously Deputy Managing Director and Chief Accounting Officer of ITLA Capital and the Bank from October 1999 until October 2001 and was Vice President Controller of the Bank from September 1996 until October 1999. Prior to joining the Bank in September 1996, he was Vice President – Finance of Westfield Corporation, Inc. in 1996 and was Vice President – Controller of First Los Angeles Bank in 1995. From 1984 to 1994, he was a senior manager with Kenneth Leventhal & Company.

     William K. Callam has served as Managing Director – Commercial Real Estate Loan Operations of ITLA Capital and the Bank since November 2002. He was previously First Vice President and Director of Loan Operations, and Vice President and Chief Appraiser, since joining the Bank in December 1999. Prior to joining the Bank, he was Vice President — Team Leader with Bank of America, and its predecessor, Security Pacific National Bank, from 1989 to 1999, with an interim position as Vice-President and Chief Appraiser of First Los Angeles Bank in 1994 to 1995.

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

     The directors of the Company, excluding Mr. Haligowski and Mr. Bruce, are identified below.

     Preston Martin, age 79, is the former Vice Chairman of the Federal Reserve Board of Governors. Mr. Martin previously served as a Senior Advisory Director to the Board. Mr. Martin is currently Chairman of the Board of Martin Associates, a San Francisco based financial services company. Mr. Martin was Chairman and Chief Executive Officer of Seraro Corporation, a Sears Roebuck enterprise, PMI Mortgage Insurance Corporation and PMI Mortgage Corporation. Mr. Martin was also Professor of Finance and Director of Executive Programs at the University of Southern California.

     Jeffrey L. Lipscomb, age 49, is an Investment Advisory Associate with AXA Advisors and formerly was a Registered Principal and Assistant Manager of the San Diego office of Equitable Financial Companies since 1986, handling corporate group benefits and personal financial planning, and also was with Kidder Peabody from 1983 to 1986.

     Sandor X. Mayuga, age 55, is a member of the California State Bar and has been a member of the law firm of Tisdale & Nicholson since 1994. He conducted his own law practice from 1983 to 1994 and was a partner in the Financial Institutions Department of Finley, Kumble, Wagner, Heine, Underberg, Manly & Casey, a New York-based national law firm, from 1980 to 1983. Previously, he served as Assistant General Counsel of Hunt-Wesson Foods, Inc., a subsidiary of Norton Simon, Inc., and was associated with two large regional law firms in Los Angeles County. Since 1980, Mr. Mayuga’s practice has focused on the representation of financial institutions and other finance-related businesses in corporate, transactional and regulatory matters.

     Hirotaka Oribe, age 69, is a licensed architect with international experience in real estate development and urban planning. Since 1993, Mr. Oribe has served as an advisor to Kajima Development Resources, Inc. From 1979 to 1993, Mr. Oribe was Executive Vice President, Chief Operating Officer and a Director of Kajima Development Corporation, a firm engaged in development and construction of single-family and multi-family housing, office buildings, retail space and land development. Mr. Oribe previously held other positions with affiliates of Kajima Corporation of Japan from 1973 to 1979 and was a practicing architect from 1962 to 1973.

     Robert R. Reed, age 66, is retired from Household International where he was employed in various positions from 1960 to 1992. Mr. Reed served as Vice President of Household Bank from 1980 to 1992. Mr. Reed was previously employed in management positions with Household Financial Corporation from 1962 to 1980.

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

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except for the inadvertent failure to timely file a Form 3 for Preston Martin upon his becoming a director, the inadvertent failure to timely file a Form 4 for Mr. Martin to report two transactions effected after his becoming a director, and the inadvertent failure to timely file Form 3's for officers William K. Callam and William A. Schack.

Item 11. Executive Compensation

     The following table sets forth the compensation of the Chief Executive Officer and the four other highest earning executive officers of ITLA Capital and the Bank with salary and bonus greater than $100,000 for the year ended December 31, 2002 (the “named executives”).

		Annual Compensation				Long-Term Compensation

							Restricted	All
							Stock	other
		Salary		Bonus		Options	Awards	Compensation
Name and Principal Position	Year	($)		($)		(#) (1)	($)(8)	($)

George W. Haligowski	2002	$443,350		$579,000	(2)	37,500	206,325	$103,258	(3)
Chairman of the Board, President	2001	$397,515		$457,125	(2)	—	702,000	$78,761	(3)
and Chief Executive Officer	2000	$396,249		$582,125	(2)	—	—	$76,255	(3)

Norval L. Bruce	2002	$217,469	(9)	$115,265	(9)	20,000	62,001	$21,653	(4)
Vice Chairman of the Board, Chief	2001	$200,538	(9)	$96,502	(9)	—	115,803	$17,069	(4)
Credit Officer	2000	$192,064	(9)	$110,825	(9)	5,000	—	$14,399	(4)

Timothy M. Doyle	2002	$180,726		$98,314		15,000	51,525	$12,182	(5)
Senior Managing Director and	2001	$166,633		$80,186		—	96,219	$11,700	(5)
Chief Financial Officer	2000	$150,499		$65,913		5,000	—	$11,519	(5)

Steven C. Romelt	2002	$174,927	(10)	$87,611	(10)	15,000	49,356	$24,549	(6)
Senior Managing Director and Chief	2001	$160,478	(10)	$76,657	(10)	—	91,981	$17,896	(6)
Lending Officer of Imperial	2000	$153,697	(10)	$72,660	(10)	—	—	$20,678	(6)

Don Nickbarg	2002	$163,004		$64,990	(11)	15,000	61,353	$8,202	(7)
Senior Managing Director and	2001	$130,946		$62,550	(11)	10,000	18,765	$4,782	(7)
Chief Banking Officer	2000	$118,533		$33,000	(11)	9,000	—	$8,849	(7)

(1)	Options were granted on various dates and vest one-third on each of the three subsequent anniversary dates of issuance.

(2)	$400,000 of the 2002 bonus was deferred at the election of the named executive officer under ITLA Capital’s Nonqualified Deferred Compensation plan. The respective amounts were $200,000 and none in 2001 and 2000.

(3)	Consists of (a) $23,400 in auto related benefits, (b) $30,000 in supplemental housing payments, (c) $7,760 in life insurance premiums, (d) $5,500 in employer contributions to ITLA Capital’s 401(k) plan and (e) $36,598 in preferential interest on employee savings accounts in 2002. The respective amounts were $23,400, $30,000, $7,760, $5,100 and $12,501 in 2001 and $23,400, $30,000, $7,760, $5,100 and $9,995 in 2000.

(4)	Consists of (a) $2,182 in auto related benefits, (b) $3,049 in life insurance premiums, (c) $6,000 in employer contributions to ITLA Capital’s 401(k) plan and (d) $10,422 in preferential interest on employee savings accounts in 2002. The respective amounts were $2,182, $2,054, $5,100 and $7,733 in 2001 and $2,182, $1,724, $5,100 and $5,393 in 2000.

(5)	Consists of (a) $1,476 in auto related benefits, (b) $5,500 in employer contributions to ITLA Capital’s 401(k) plan and (c) $5,206 in life insurance benefits and (d) no interest on employee savings accounts in 2002. The respective amounts were $1,476, $5,100, $5,027 and $97 in 2001 and $1,476, $5,100, $4,943 and none in 2000.

(6)	Consists of (a) $15,000 in auto related benefits, (b) $821 in life insurance premiums, (c) none in employer contributions to ITLA Capital’s 401(k) plan and (d) $8,728 in preferential interest on employee savings accounts in 2002. The respective amounts were $9,000, $739, none and $8,157 in 2001. The respective amounts were $9,000, $705, $5,100 and $5,873 in 2000.

(7)	Consists of (a) $1,440 in auto related benefits, (b) $6,000 in employer contributions to ITLA Capital’s 401(K) plan and (c) $762 in life insurance benefits in 2001 and (d) none in preferential interest on employee savings accounts in 2002. The respective amounts were $1,440, $2,880, $378 and $84 in 2001 and $1,440, $4,546, $330 and $2,533 in 2000.

(8)	Includes ITLA Capital stock granted and allocated to the Long-Term Supplemental Executive Retirement Plan under the Recognition and Retention Plan previously approved by the shareholders.

(9)	$108,735 of the 2002 salary and $57,633 of the 2002 bonus was deferred at the election of the named executive officer under ITLA Capital’s Nonqualified Deferred Compensation plan. The respective amounts were $100,269 and $48,251 in 2001 and $46,124 and $85,636 in 2000.

(10)	$171,721 of the 2002 salary and $81,203 of the 2002 bonus was deferred at the election of the named executive officer under ITLA Capital’s Nonqualified Deferred Compensation plan. The respective amounts were$155,938 and $71,188 in 2001, and none and $61,770 in 2000.

(11)	$10,000 of the 2002 bonus was deferred at the election of the named executive officer under ITLA Capital’s Nonqualified Deferred Compensation plan. The respective amounts were none in 2001, and in 2000.

Option Grants for 2002

     The following table sets forth certain information regarding stock options granted pursuant to the Stock Option Plan to the named executive officers in 2002. No stock appreciation rights have been granted pursuant to the Stock Option Plan.

Stock Option Grants in Last Fiscal Year

	Individual Grants

					Potential Realizable
					Value of Assumed
		% of Total			Annual Rates of Stock
	Number of	Options			Price Appreciation for
	Underlying	Granted to	Exercise		Option Term
	Options	Employees	or Base
	Granted	in Fiscal	Price	Expiration	5%	10%
Name	(#)(1)	Year	($/Share)	Date	($)	($)

George W. Haligowski	37,500	12.8%	$23.00	02/19/2012	$542,421	$1,374,603
Norval L. Bruce	20,000	6.8%	$23.00	02/19/2012	$289,291	$733,122
Timothy M. Doyle	15,000	5.1%	$23.00	02/19/2012	$216,969	$549,841
Steven C. Romelt	15,000	5.1%	$23.00	02/19/2012	$216,969	$549,841
Don Nickbarg	15,000	5.1%	$23.00	02/19/2012	$216,969	$549,841

(1)	The options vest equally over a three-year period, beginning with the first anniversary of the date of each individual grant. All of the options granted to the named executives were granted on February 19, 2002.

Option Exercises and Values at December 31, 2002

     The following table sets forth certain information concerning the number and value of stock options at December 31, 2002 held by the named executive officers.

Option Values at December 31, 2002

			Number of Unexercised		Value of Unexercised
	Shares		Option at		"In-the-Money" Options
	Acquired on	Value	Fiscal Year-End (#)		at Fiscal Year-End (1)($)
	Exercise	Realized
Name	(#)	($)	Exercisable	Un-exercisable	Exercisable	Unexercisable

George W. Haligowski	—	n/a	360,000	37,500	$7,872,8000	$383,625
Norval L. Bruce	—	n/a	93,333	21,667	1,842,293	241,657
Timothy M. Doyle	—	n/a	58,333	16,667	1,058,568	190,507
Steven C. Romelt	—	n/a	50,000	15,000	889,000	153,450
Don Nickbarg	—	n/a	15,333	24,667	298,822	330,278

(1)	The difference between the aggregate option exercise price and the closing price of $33.23 of the underlying shares at December 31, 2002.

Agreements with Mr. Haligowski

     We have entered into an employment agreement with Mr. Haligowski. The employment agreement provides for an initial employment term of five years, with the agreement automatically annually extending for an additional one-year period each year unless either party provides the other with at least 90 days notice of the non-extension or termination. The employment agreement provides that we may terminate Mr. Haligowski “for cause,” as defined in the employment agreement. In the event Mr. Haligowski is “involuntarily terminated,” as defined in the employment agreement, including following a “change of control,” as defined in the employment agreement, Mr. Haligowski will be entitled to receive during the remaining term of the agreement his base salary calculated at the highest annual rate during the three years prior to his involuntary termination and the average amount of cash bonus and incentive compensation paid for the two years prior to his involuntary termination, if any, the continuation of all employment related benefits for the 60 months following the date of termination and the immediate vesting of any stock options and restricted stock awards previously granted and outstanding. As a result of a change of control, Mr. Haligowski will also be retained as a consultant for an eighteen month period following the change in control at a monthly consulting fee equal to 75% of his base salary and an additional contribution to his account in our Supplemental Executive Retirement Plan equal to 3.95 times his base salary. In addition, the terms of the employment agreement shall be extended 60 months and stock options and restricted stock awards previously granted and outstanding, salary continuation plans, equity club memberships and other fringe benefits shall immediately vest following a change of control. The annual base salary for Mr. Haligowski under the employment agreement is currently $447,500 (which may be increased from time to time by the Board of Directors). The employment agreement also provides for, among other things, annual incentive compensation, disability pay, participation in stock benefit and salary continuation plans, and other fringe benefits, including a supplemental housing payment of not less than $2,500 per month, an automobile allowance of not less than $1,950 per month, and life insurance coverage in an amount not less than four times Mr. Haligowski’s annual salary. In addition we shall maintain health, dental and life insurance benefits for the 60 months following an involuntary termination and transfer title to our owned vehicle currently used by Mr. Haligowski. In March 2000, we adopted a Salary Continuation Plan for the benefit of Mr. Haligowski. Under the terms of this plan, Mr. Haligowski will be entitled to receive monthly payments, based on 75% of his average monthly base salary for the three years preceding the year in which the plan benefits become payable, for a 15 year period. The benefits under the plan become payable on the earlier of Mr. Haligowski’s retirement upon reaching age 65, or his death, disability, or involuntary termination (other than a termination for cause, as defined in the agreement). If Mr. Haligowski voluntarily terminates his employment prior to reaching age 65, the benefit payable to him under the plan will be prorated based on the ratio of the actual period that he worked while the plan is in effect to the scheduled period of time that he would have worked if he had continued to work until reaching age 65. If we undergo a change of control, the vesting of plan benefits accelerates and become payable monthly over a ten-year period, with an increased monthly payment to reflect the shorter payment period.

Change of Control Agreements

     We have entered into change of control agreements with Messrs. Bruce, Doyle, Romelt, Nickbarg and Wallace. The change in control agreements have initial terms of one year and shall automatically extend for additional one-year periods upon a change of control, as defined in the agreement, or upon their anniversary date, unless either party provides the other with at least 90 days notice of termination. These agreements provide that in the event the officer is involuntarily terminated within 24 months following a change of control, as defined in the agreement, the officer shall be entitled to receive upon such termination an amount equal to the greater of the annualized salary as in effect on the date of the change of control or the date of termination for a period of up to 18 months and a pro rata portion of his bonus from the previous year. In addition we will maintain health, dental and life insurance benefits for up to the next 18 months for each officer and transfer title to our owned vehicle currently used by the officer or, in the event the officer receives a monthly cash car allowance in lieu of the use of our vehicle, we shall pay an amount equal to up to 18 times the monthly allowance. Stock options and restricted stock awards previously granted and outstanding will also immediately vest. The annual base salary for Messrs. Bruce, Doyle, Romelt and Nickbarg is currently $230,000, $195,000, $185,000 and $175,000, respectively.

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

Supplemental Executive Retirement Plan (SERP)

     The SERP provides that the compensation committee may make restricted stock awards under ITLA Capital’s Recognition and Retention Plan (RRP) on a tax deferred basis through the SERP. The SERP further provides that Mr. Haligowski shall receive an allocation annually, subject to the performance terms of the RRP, of a restricted stock award equal to one-third of his base salary and all other participants shall receive an award equal to one-fifth of base salary subject to the approval of the compensation committee, which may also allocate a greater or lesser award or no award in its discretion. For this purpose, each share of common stock has been valued at $9.00 per share, the fair market value of the common stock on the date of issuance to the SERP. A participant shall only have a vested right to amounts allocated to his or her account if the participant is employed on the last day of a three year vesting cycle or earlier at the discretion of the compensation committee. Upon a change in control (as defined in the SERP), the participant shall have an accelerated vesting of all shares allocated to his or her account. The participant shall only have a right to vested shares in his or her account upon normal retirement, death, disability or termination. The last day of the next vesting cycle for shares allocated to the SERP accounts for the benefit of the participants for the years 2003, 2004 and 2005 is December 31, 2005. For additional discussion, please see Benefits — Recognition and Retention Plan.

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

     Awards may not be granted under the Stock Option Plan after the tenth anniversary of the adoption of the Stock Option Plan. We have granted an aggregate of 1,525,750 options under the Stock Option Plan, of which 397,500 have been granted to Mr. Haligowski, 115,000, 75,000, 65,000 and 40,000 have been granted to Messrs. Bruce, Doyle, Romelt and Nickbarg, respectively, 45,000 have been granted to non-employee directors, and 793,250 have been granted to other employees, of which 106,414 have been exercised and 357,336 have been forfeited. The exercise price per share of the options granted range from $10.00 to $31.05 per share and will generally vest 33-1/3% per year, beginning with the first anniversary of the date of the grant.

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

Directors Compensation

     Directors Fees. During 2002, each non-employee director was paid a monthly fee of $1,950 for serving on our Board of Directors and $500 for each Board or Committee meeting attended for service on such committee. In addition, Director Reed received an honorarium of $5,000 for his active participation during 2002 in legislative matters and Director Oribe received an honorarium of $10,000 for his time and assistance with Japanese business matters and his extensive work with the Executive Committee. As noted above, before becoming a director, Preston Martin served as a Senior Advisory Director to the Board. During 2002, while serving in this advisory capacity, Mr. Martin received a monthly fee of $1,950 and $500 for each Board meeting attended.

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

     To date, no amounts have been deferred under the Outside Director Plan.

     Directors Stock Option Plans. Directors are also eligible to receive stock option grants as described above. On October 30, 2002, Preston Martin was granted an option to purchase 5,000 shares of common stock with an exercise price of $30.43 per share. The option vests in full on October 30, 2003 and will expire on October 30, 2012. For additional information regarding options granted during 2002 to Directors Haligowski and Bruce, see table above captioned “Option Grants for 2002.”

Compensation Committee Interlocks and Insider Participation

     During 2002, the Compensation Committee was comprised of Directors Lipscomb and Oribe.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     At March 21, 2003, we had 6,061,575 shares of common stock outstanding.

     The following table sets forth, as of March 21, 2003, certain information as to those persons who were known by management to be beneficial owners of more than five percent of our common stock outstanding.

Beneficial Owner	Shares Beneficially Owned		Percent of Class

Franklin Mutual Advisors, Inc.	686,300	(1)	11.88%
51 John F. Kennedy Parkway
Short Hills, New Jersey 07078

Wellington Management Company, LLP	466,900	(2)	8.08%
75 State Street
Boston, Massachusetts 02109

Thomson Horstmann & Bryant, Inc.	482,550	(3)	8.35%
Park 80 West, Plaza Two
Saddle Brook, New Jersey 07663

Dimensional Fund Advisors	515,100	(4)	8.91%
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401

George W. Haligowski	539,824	(5)	8.39%
888 Prospect Street, Suite 110
La Jolla, California 92037

Eubel Brady & Suttman Asset Management Inc.	441,299	(6)	7.64%
7777 Washington Village Drive, Suite 210
Dayton, Ohio 45459

Friedman, Billings, Ramsey Group, Inc.	434,300	(7)	7.52%
1001 19th Street North
Arlington, Virginia 22209

Granite Capital, LP, et al	308,100	(8)	5.33%
126 East 56th Street, 25th Floor
New York, New York 10022

(1)	As reported by Franklin Resources, Inc. (“Franklin”) on a Schedule 13G amendment filed on June 10, 2002 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Franklin reported sole voting and dispositive powers as to 686,300 shares, and shared voting and dispositive powers as to none of the 689,000 shares covered by the report.

(2)	As reported by Wellington Management LLP (“Wellington”) on a Schedule 13G amendment filed on February 12, 2003 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Wellington reported sole voting and dispositive powers as to no shares, shared voting power as to 259,300 shares, and shared dispositive power as to 466,900 of the 466,900 shares covered by the report.

(3)	As reported by Thomson Horstmann & Bryant, Inc. (“Thomson”) on a Schedule 13G amendment filed on January 9, 2003 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Thomson reported sole voting power as to 199,800 shares, sole dispositive power as to 482,550 shares, and shared voting and dispositive power as to none of the 482,550 shares covered by the report.

(4)	As reported by Dimensional Fund Advisors (“Dimensional”) on a Schedule 13G amendment filed on February 13, 2003 and filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Dimensional reported sole voting and dispositive powers as to 515,100 shares, and shared voting and dispositive powers as to none of the 515,100 shares covered by the report.

(5)	Includes 372,500 shares underlying stock options which are currently exercisable or which will become exercisable within 60 days of March 21, 2003.

(6)	As reported by Eubel Brady and Suttman Asset Management, Inc. (“Suttman”) on a Schedule 13G amendment filed on February 14, 2003 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Suttman reported sole voting and dispositive power as to none of the 441,299 shares, and shared voting and dispositive power as to all of the 441,299 shares covered by the report.

(7)	As reported by Friedman, Billings, Ramsey Group, Inc. (“FBR”) on a Schedule 13G amendment filed on February 13, 2003 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. FBR reported sole voting and dispositive powers as to 434,555 shares, and shared voting and dispositive powers as to none of the 434,555 shares covered by the report.

(8)	As reported by Granite Capital, L.L.C. (“Granite L.L.C.”), Granite Capital, L.P. (“Granite”), Granite Capital II, L.P. (“Granite II”), Granite Overseas Limited (“Granite Overseas”), Granum Value Fund (“Granum Value”), Granum Capital Management, L.L.C. (“Granum Management”), Lewis M. Eisenberg and Walter F. Harrison III in a Schedule 13G filed with the Securities and Exchange Commission on May 30, 2002 under the Securities Exchange Act of 1934, as amended. Granite L.L.C. is the general partner of Granite and Granite II and serves as investment manager to Granite Overseas. Granum Management serves as investment adviser to Granum Value. Messrs. Eisenberg and Harrison serve as managing members of Granite L.L.C. and Granum Management. With respect to the 308,100 shares listed, Granite L.L.C. reported shared voting and dispositive powers as to 288,100 shares, Granite reported shared voting and dispositive powers as to 267,100 shares, Granite II reported shared voting and dispositive powers as to 13,100 shares, Granite Overseas reported shared voting and dispositive powers as to 7,900 shares, Granum Value reported shared voting and dispositive powers as to 20,000 shares, Granum Management reported shared voting and dispositive powers as to 20,000 shares, and Messrs. Eisenberg and Harrison each reported shared voting and dispositive powers as to all 308,100 shares.

     The following table sets forth, as of March 21, 2003, certain information as to the shares of common stock beneficially owned by the directors and named executive officers and by all directors and executive officers of ITLA Capital as a group.

	Shares
	Beneficially
	Owned	Percent of
Beneficial Owner	(1)	Class

George W. Haligowski	539,824	8.39%
Norval L. Bruce	134,723	2.19
Timothy M. Doyle	89,776	1.47
Steven C. Romelt	79,919	1.31
Don Nickbarg	31,816	0.52
Sandor X. Mayuga	10,800	0.18
Jeffrey L. Lipscomb	10,400	0.17
Hirotaka Oribe	10,200	0.17
Robert R. Reed	10,200	0.17
Preston Martin	666	0.01
All Directors and Executive Officers as a Group (14 Persons)	973,134	14.37

(1)	Includes shares held directly, as well as an aggregate of 708,166 shares which are subject to immediately exercisable options and options exercisable within 60 days of March 21, 2003, under ITLA Capital’s Stock Option Plan, vested shares held by the SERP, and shares held in retirement accounts or by certain members of the named individual’s families or corporations for which an individual is an officer or director or held by trust of which an individual is trustee or a substantial beneficiary, over which shares the individual may be deemed to have sole or shared voting and/or dispositive power. The above named individuals held exercisable options and options exercisable within 60 days of March 21, 2003 as follows: Chairman Haligowski – 372,500 shares; Director Lipscomb – 10,000 shares; Director Mayuga – 10,000 shares; Director Oribe – 10,000 shares; Director Reed – 10,000 shares; Norval L. Bruce – 101,667 shares; Timothy M. Doyle – 65,000 shares; Don Nickbarg – 24,999 shares and Steven C. Romelt – 55,000 shares.

The following table sets forth information as of December 31, 2002 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information

Number of Shares
Remaining Available
	Number of Shares to		for Future Issuance
	be issued upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Shares
	Options, Warrants	Options, Warrants	Reflected in the
Plan Category	and Rights	and Rights	First Column) (1)

Equity compensation plans approved by stockholders	1,067,000	$12.86	263,086
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	1,067,000	$12.86	263,086

(1)	This amount includes 125,000 shares issuable under our 1996 Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors, described under “Item 11. Executive Compensation — Directors Compensation.” Under the Company’s 1995 Employee Stock Option and Incentive Plan, up to all of the 133,086 shares remaining available for issuance under that plan as of December 31, 2002 could be issued to plan participants pursuant to awards of restricted stock, performance shares and/or performance units.

Item 13. Certain Relationships and Related Transactions

     During the year, we utilized the services of Tisdale & Nicholson. Director Mayuga is a partner in that law firm. During 2002, this law firm received $105,000 in legal fees from ITLA Capital, which was not in excess of 5% of the firm’s total revenues for the year.

     During the year, we utilized the services of a public relations firm which is owned by Director Lipscomb’s spouse. During 2002, this public relations firm received $68,000 in fees from ITLA Capital.

Item 14. Control and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management within the 90-day period preceding the filing date of this annual report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     (b)  Changes in Internal Controls: There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements:

Our consolidated financial statements, and Report of Independent Public Accountants thereon, are included in this Form 10-K at the pages listed below:

(a)(2)	Financial Statement Schedules:

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits:

Regulation		Reference to Prior
S-K		Filling or Exhibit
Exhibit		Number Attached
Number	Document	Hereto

3.1	Certificate of Incorporation	**
3.2	Bylaws, as amended	*****
4	Instruments Defining the Rights of Security Holders, Including Indentures	None
9	Voting Trust Agreement	None
10.1	1995 Stock Option Plan For Nonemployee Directors	*
10.2	1995 Employee Stock Incentive Plan	******
10.3	Nonqualified Deferred Compensation Plan	***
10.4	Supplemental Salary Savings Plan	*
10.5	Data Processing Agreement	*
10.6	Employment Agreement with George W. Haligowski	*
10.7	Change of Control Agreements	***
10.8	Recognition and Retention Plan	**
10.9	Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors	**
10.10	Supplemental Executive Retirement Plan	***
10.11	ITLA Capital Corporation Rabbi Trust Agreement	***
10.12	Salary Continuation Plan	****
10.13	Licensing Agreement, dated October 30, 2002, between Imperial Capital Bank and Beneficial Franchise Company, Inc.	*******
10.14	Amended and Restated Sale and Servicing Agreement for RALs and RACs, dated as of January 3, 2003, between Imperial Capital Bank, Household Tax Masters Inc., and Household Tax Masters Acquisition Corporation	*******
11	Statement Regarding Computation of Per Share Earnings	None
12	Statement Regarding Computation of Ratios	None
13	Annual Report to Security Holders	Not required
16	Letter regarding change in certifying accountant	********
18	Letter Regarding Change in Accounting Principles	None
21	Subsidiaries of the Registrant	21
22	Published Report Regarding Matters Submitted to Vote of Security Holders	None
23.1	Consent of Ernst & Young LLP	23.1
23.2	Statement regarding consent of Arthur Andersen LLP	23.2
24	Power of Attorney	Not required
99	Certification of Chief Executive Officer and Chief Financial Officer dated March 31, 2003 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99

*	Filed as exhibits to Imperial’s Registration Statement on Form S-1 (File No. 33-96518) filed with the Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.

**	Filed as exhibits to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on May 10, 1996, pursuant to Section 5 of the Securities Act of 1933.

***	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 (File No. 0-26960).

****	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2000 (File No. 0-26960).

*****	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-26960).

******	Filed as an appendix to the Company’s definitive proxy materials filed on June 29, 2001.

*******	Filed as an exhibit to the Current Report on Form 8-K filed by the Company on February 5, 2003 (File No. 0-26960). Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

********	Filed as an exhibit to the Current Report on Form 8-K filed by the Company on June 5, 2002 (File No. 0-26960).

(b)	Reports on Form 8-K. Set forth below is a description of the Current Reports on Form 8-K that we filed during the quarter ended December 31, 2002:

On November 21, 2002, we filed a Current Report on Form 8-K reporting under Item 9 the issuance of a press release announcing our strategic business relationship with Household International, Inc.

On December 12, 2002, we filed a Current Report on Form 8-K reporting under Item 9 material prepared for presentation at an industry conference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITLA CAPITAL CORPORATION

Date: March 31, 2003	By:	/s/ George W. Haligowski

George W. Haligowski Chairman of the Board, President and Chief Executive Officer (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George W. Haligowski George W. Haligowski	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2003

/s/ Timothy M. Doyle Timothy M. Doyle	Senior Managing Director and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

/s/ Norval L. Bruce Norval L. Bruce	Director	March 31, 2003

/s/ Jeffrey L. Lipscomb Jeffrey L. Lipscomb	Director	March 31, 2003

/s/ Sandor X. Mayuga Sandor X. Mayuga	Director	March 31, 2003

/s/ Robert R. Reed Robert R. Reed	Director	March 31, 2003

/s/ Hirotaka Oribe Hirotaka Oribe	Director	March 31, 2003

/s/ Preston Martin Preston Martin	Director	March 31, 2003

CERTIFICATION

I, George W. Haligowski, certify that:

1. I have reviewed this annual report on Form 10-K of ITLA Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ George W. Haligowski
George W. Haligowski Chairman of the Board, President and Chief Executive Officer

CERTIFICATION

I, Timothy M. Doyle, certify that:

1. I have reviewed this annual report on Form 10-K of ITLA Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Timothy M. Doyle
Timothy M. Doyle Senior Managing Director and Chief Financial Officer