Form 10-Q
period 2003-03-31
ITLA CAPITAL CORP
filed 2003-05-15
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ].

          Number of shares of common stock of the registrant: 6,060,927 outstanding as of May 9, 2003.

ITLA CAPITAL CORPORATION FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2003

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

PART 1- FINANCIAL INFORMATION

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2003	December 31,
	(unaudited)	2002

	(in thousands except share amounts)
Assets
Cash and cash equivalents	$92,402	$160,848
Investment securities available for sale, at fair value	59,439	54,677
Stock in Federal Home Loan Bank	17,156	16,934
Loans, net (net of allowance for loan losses of $30,550 and $31,081 in 2003 and 2002, respectively)	1,264,692	1,316,298
Real estate loans held in trust (net of allowance for loan losses of $1,928 in 2003 and 2002, respectively)	114,781	121,936
Loans held for sale	4,723	—
Interest receivable	9,153	9,158
Other real estate owned, net	10,862	12,593
Premises and equipment, net	4,549	4,197
Deferred income taxes	13,898	13,822
Goodwill	3,118	3,118
Other assets	17,950	8,384

Total assets	$1,612,723	$1,721,965

Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$1,069,514	$1,065,911
Federal Home Loan Bank advances	165,985	338,685
Collateralized mortgage obligations	61,841	69,077
Accounts payable and other liabilities	64,017	10,006

Total liabilities	1,361,357	1,483,679

Commitments and contingencies
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	81,662	81,595
Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital-common stock, $.01 par value; 20,000,000 shares authorized, 8,226,747 and 8,226,414 issued in 2003 and 2002, respectively	58,953	58,841
Retained earnings	148,794	135,773
Accumulated other comprehensive income	315	435

	208,062	195,049
Less treasury stock, at cost 2,447,656 shares in 2003 and 2002, respectively	(38,358)	(38,358)

Total shareholders’ equity	169,704	156,691

Total liabilities and shareholders’ equity	$1,612,723	$1,721,965

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended
	March 31,

	(in thousands except per share amounts)
	2003	2002

Interest income:
Loans, including fees	$28,614	$23,516
Real estate loans held in trust	2,173	2,840
Cash and investment securities	2,737	679

Total interest income	33,524	27,035

Interest expense:
Deposit accounts	6,848	8,293
Federal Home Loan Bank advances	1,195	1,538
Collateralized mortgage obligations	390	658

Total interest expense	8,433	10,489

Net interest income before provision for loan losses	25,091	16,546
Provision for loan losses	4,500	1,325

Net interest income after provision for loan losses	20,591	15,221

Non-interest income:
Premium on sale of RAL loans, net	8,718	—
Late and collection fees	67	72
Other	3,751	53

Total non-interest income	12,536	125

Non-interest expense:
Compensation and benefits	5,352	3,319
Occupancy and equipment	1,076	717
FDIC assessment	37	42
Other	3,652	2,240

Total general and administrative	10,117	6,318

Real estate owned expense, net	142	86
Provision for losses on other real estate owned	330	513
Gain on sale of other real estate owned, net	(329)	(132)

Total real estate owned expense, net	143	467

Total non-interest expense	10,260	6,785

Income before provision for income taxes and minority interest in income of subsidiary	22,867	8,561
Minority interest in income of subsidiary	1,520	799

Income before provision for income taxes	21,347	7,762
Provision for income taxes	8,326	3,043

NET INCOME	$13,021	$4,719

BASIC EARNINGS PER SHARE	$2.17	$0.79

DILUTED EARNINGS PER SHARE	$2.02	$0.74

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,

	2003	2002

	(in thousands)
Cash Flows From Operating Activities:
Net Income	$13,021	$4,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	388	220
Amortization of premium on purchased loans	505	53
Amortization of original issue discount and deferred debt issuance cost on CMOs	80	52
Accretion of deferred loan origination fees, net of costs	(839)	(283)
Impairment of investments available for sale	250	—
Provision for loan losses	4,500	1,325
Provision for losses on other real estate owned	330	513
Premium on sale of RAL loans, net	(8,718)	—
Gain on sale of real estate loans, net	—	(32)
Gain on sales of other real estate owned	(329)	(132)
Decrease in interest receivable	5	1,812
(Increase) decrease in other assets	(9,566)	1,233
Decrease in accounts payable and other liabilities	54,011	(2,598)

Net cash provided by operating activities	53,638	6,882

Cash Flows From Investing Activities:
Proceeds from securitization and sale of real estate loans	—	98,155
Decrease in loans, net	50,740	27,635
Origination of RAL loans, net	(11,580,324)	—
Proceeds from the sale of participation in RAL loans, net	11,584,877	—
Increase in loans held for sale	(4,723)	—
Net cash paid to acquire Asahi Bank of California	—	(14,758)
Repayment of real estate loans held in trust	6,922	10,017
Purchase of loans, net	(1,914)	(9,791)
Purchases of investment securities available for sale	(18,149)	(14,092)
Proceeds from the maturity of investment securities available for sale	12,941	7,000
Increase in stock in Federal Home Loan Bank	(222)	—
Proceeds from the sale of other real estate owned	4,742	738
Other, net	(569)	(784)

Net cash provided by investing activities	54,321	104,120

Cash Flows From Financing Activities:
Increase (decrease) in deposit accounts	3,603	(60,404)
Net proceeds from (repayment of borrowings) borrowings from the Federal Home Loan Bank	(172,700)	(41,100)
Repayment of Asahi repurchase agreement, net	—	(14,724)
Principal payments on collateralized mortgage obligations	(7,316)	(10,859)
Cash paid to acquire treasury stock	—	(1,399)
Proceeds from exercise of employee stock options	8	105

Net cash used in financing activities	(176,405)	(128,381)

Net decrease in cash and cash equivalents	(68,446)	(17,379)
Cash and cash equivalents at beginning of period	160,848	134,241

Cash and cash equivalents at ending of period	$92,402	$116,862

Supplemental Cash Flow Information:
Cash paid during the period for interest	$8,028	$10,866
Cash paid during the period for income taxes	$5,010	$1,700
Non-cash Investing Transactions:
Loans transferred to other real estate owned	$3,012	$548

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

          The unaudited consolidated financial statements of ITLA Capital Corporation (the “Company”) included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the results of operations and financial position of the Company, as of and for the interim period indicated. The unaudited consolidated financial statements include the accounts of ITLA Capital and its wholly-owned subsidiaries, Imperial Capital Bank (the “Bank”), Imperial Capital Real Estate Investment Trust (“Imperial Capital REIT”), ITLA Capital Statutory Trust I (“Trust I”), ITLA Capital Statutory Trust II (“Trust II”), ITLA Capital Statutory Trust III (“Trust III”), ITLA Capital Statutory Trust IV (“Trust IV”), and ITLA Capital Statutory Trust V (“Trust V”). All intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations for the remainder of the year.

          These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2002.

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

          The following is a reconciliation of the calculation of Basic EPS and Diluted EPS:

	For the Three Months Ended March 31,

		Weighted-
		Average	Per
	Net	Shares	Share
	Income	Outstanding	Amount

	(in thousands, except per share data)
2003
Basic EPS	$13,021	6,011	$2.17
Effect of dilutive stock options	—	437	(0.15)

Diluted EPS	$13,021	6,448	$2.02

2002
Basic EPS	$4,719	6,007	$0.79
Effect of dilutive stock options	—	331	(0.05)

Diluted EPS	$4,719	6,338	$0.74

NOTE 3 - COMPREHENSIVE INCOME

          Comprehensive income, which encompasses net income and the net change in unrealized gains (losses) on investment securities available for sale, is presented below:

	Three Months Ended
	March 31,

	2003	2002

	(in thousands)
Net income	$13,021	$4,719
Other comprehensive (loss) gain:
Unrealized (loss) gain on investment securities available for sale, net of tax (benefit) expense of ($76) and $87 for the three months ended March 31, 2003 and 2002, respectively	(120)	131

Comprehensive income	$12,901	$4,850

NOTE 4 - IMPAIRED LOANS RECEIVABLE

          As of March 31, 2003 and December 31, 2002, the recorded investment in impaired loans and impaired real estate loans held in trust was $16.9 million and $16.0 million, respectively. The average recorded investment in impaired loans was $17.1 million for the three months ended March 31, 2003 and $15.0 million for the same period last year. Interest income recognized on impaired loans totaled $141,000 for the three months ended March 31, 2003 as compared to $44,000 for the same period last year.

NOTE 5 – RESIDUAL INTEREST IN SECURITIZATION

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

          During the quarter ended March 31, 2003, the Company recognized an other than temporary impairment of $250,000 in connection with its residual interest. Impairments that are deemed to be other than temporary are charged to income, as an other expense. In evaluating impairments as other than temporary the Company considers credit risk, as well as the magnitude and trend of default rates and prepayment speeds of the underlying residential loans.

At March 31, 2003, key economic assumptions and the sensitivity of the current fair value of the residual interest based on projected cash flows to immediate adverse changes in those assumptions is as follows:

March 31, 2003

Dollars in thousands, except percentages
Fair value of retained interest	$5,368
Weighted average life (in years)	1.34
Weighted average annual prepayment speed	35.0%
Impact of 10% adverse change	$(3)
Impact of 25% adverse change	$(8)
Weighted average annual discount rate	15.0%
Impact of 10% adverse change	$(301)
Impact of 25% adverse change	$(716)
Weighted average lifetime credit losses	3.3%
Impact of 10% adverse change	$(214)
Impact of 25% adverse change	$(535)

          These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value of the residual are based on a variation in assumptions and generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the above table, the effect of a variation in a particular assumption on the fair value of the residual interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments but increased credit losses), which might magnify or counteract the sensitivities, and depending on the severity of such changes, the results of operations may be materially affected.

NOTE 6 – ACCOUNTING FOR STOCK-BASED COMPENSATION

          In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the provisions of SFAS No. 148 effective in the first quarter of 2003.

          The Company has stock-based compensation plans. These plans are accounted for under APB Opinion No. 25 “Accounting for Stock Issued to Employees” and, accordingly, no compensation costs have been recognized in the accompanying unaudited consolidated statements of income. The Company applies SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) for disclosure purposes only. SFAS 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. If compensation had been determined based on SFAS 123, the Company’s pro forma net income would have been $12.7 million and $4.6 million, basic earnings per share would have been $2.11 and $0.76, and diluted earnings per share would have been $1.97 and $0.72 for the three-months ended March 31, 2003 and 2002, respectively.

          The fair value of each option grant was estimated on the date of grant using an option pricing model with the following weighted-average assumptions for option grants:

	Weighted-Average Assumptions for
	Options Grants

	2003	2002

Dividend Yield	0.00%	0.00%
Expected Volatility	31.36%	29.38%
Risk-Free Interest Rates	4.62%-4.88%	4.79%-4.88%
Expected Lives	Seven Years	Seven Years

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis is intended to identify the major factors that influenced the financial condition and results of operations for the three months ended March 31, 2003.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

General

          Consolidated net income was at $13.0 million and $4.7 million for the three months ended March 31, 2003 and 2002, respectively. The increase in net income was primarily due to increases in interest income and non-interest income, partially offset by an increase in non-interest expense. Non-interest income increased significantly as a result of the Bank’s refund anticipation loan (“RAL”) program with Household International, Inc. (“Household”), as discussed below. Diluted EPS was $2.02 for the three months ended March 31, 2003 compared to $0.74 for the same period last year, an increase of $1.28 per diluted share.

The return on average assets was 1.81% for the three months ended March 31, 2003 compared to 1.37% for the same period last year. The return on average shareholders’ equity was 31.72% for the three months ended March 31, 2003, compared to 13.13% for the same period last year.

          Total loan production was $101.7 million for the three months ended March 31, 2003, consisting of the origination of $84.5 million of commercial real estate loans, $15.3 million of film finance loans, and $1.8 million of franchise loans. Loan production during the same period last year totaled $102.7 million, consisting of the origination and/or purchase of $102.7 million of commercial real estate loans, including $36.8 million of loans from our acquisition of Asahi Bank of California completed on January 31, 2002.

          Substantially all RAL loans originated during the quarter were sold to Household. At March 31, 2003, the Company held $4.1 million in RAL participation interests and $4.7 million of RAL loans held for sale that were subsequently sold on April 1, 2003. Because the RAL program relates to the filing of income tax returns, transaction activity is concentrated during the tax season. This results in the Company earning substantially all of its RAL program income in the first quarter of the year. The Company expects that its financial results for the remaining quarters of 2003 will not be significantly impacted by the RAL program due to the seasonal nature of the business.

Net Interest Income and Margin

          The following table presents, for the three months ended March 31, 2003 and 2002, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

		For the Three Months Ended March 31,

	2003			2002

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(dollars in thousands)
Assets
Cash and investments	$1,387,054	$2,737	0.80%	$75,066	$679	3.67%
Loans receivable:
Loans	1,361,073	28,614	8.53%	1,116,848	23,516	8.54%
Real estate loans held in trust	121,008	2,173	7.28%	158,073	2,840	7.29%

Total loans receivable	1,482,081	30,787	8.42%	1,274,921	26,356	8.38%

Total interest-earning assets	2,869,135	$33,524	4.74%	1,349,987	$27,035	8.12%

Non-interest-earning assets	85,410			78,129
Allowance for loan losses	(34,139)			(28,558)

Total assets	$2,920,406			$1,399,558

Liabilities and Shareholders’ Equity
Deposit accounts:
Money market and passbook accounts	$159,371	$471	1.20%	$166,544	$946	2.30%
Time certificates	870,801	6,377	2.97%	776,633	7,347	3.84%

Total deposit accounts	1,030,172	6,848	2.70%	943,177	8,293	3.57%
FHLB advances	166,625	1,195	2.91%	178,773	1,538	3.49%
Collateralized mortgage obligations	59,899	390	2.58%	103,078	658	2.59%

Total interest-bearing liabilities	1,256,696	$8,433	2.72%	1,225,028	$10,489	3.47%

Non-interest-bearing liabilities	1,415,616			6,036
Trust preferred securities	81,625			28,130
Shareholders’ equity	166,469			140,364

Total liabilities and shareholders’ equity	$2,920,406			$1,399,558

Net interest spread			2.02%			4.65%

Net interest income before provision for loan losses		$25,091			$16,546

Net interest margin			3.55%			4.97%

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

	For the Three Months Ended
	March 31, 2003 and 2002
	Increase (Decrease) Due to:

	Rate	Volume	Total

	(In thousands)
Interest and fees earned from:
Loans receivable	$(1,573)	$6,671	$5,098
Real estate loans held in trust	(4)	(663)	(667)
Cash and investment securities	(531)	2,589	2,058

Total increase (decrease) in interest income	(2,108)	8,597	6,489

Interest paid on:
Deposit accounts	(2,024)	579	(1,445)
FHLB advances	(256)	(87)	(343)
Collateralized mortgage obligations	13	(281)	(268)

Total increase (decrease) in interest expense	(2,267)	211	(2,056)

Increase in net interest income	$159	$8,386	$8,545

          Total interest income increased $6.5 million to $33.5 million in the first quarter of 2003 compared to $27.0 million for the same period last year. The net increase in interest income was primarily attributable to the improvement in the Bank’s net interest spread, the additional interest income earned on increased liquidity maintained in connection with the RAL program, partially offset by a decline in the net interest income of the REIT.

          The average balance of loans held by the Bank was $1.4 billion and $1.1 billion for the three months ended March 31, 2003 and 2002, respectively. Loans secured by income producing properties and construction loans had an average balance of $1.2 billion during the quarter ended March 31, 2003 compared to $1.1 billion during the same period last year. The average balance of franchise loans was $56.7 million and $57.3 million during the quarter ended March 31, 2003 and 2002, respectively. The average balance of film finance loans was $115.0 million during the quarter ended March 31, 2003. The Company acquired the Lewis Horwitz Organization (“LHO”) during the fourth quarter of 2002 to originate film finance loans.

          The average balance of real estate loans held in trust was $121.0 million for the three months ended March 31, 2003 as compared to $158.1 million for the same period last year. This decrease was due to loan prepayments and principal amortization.

          The average balance of our cash and investments increased to $1.3 billion in the first quarter of 2003 compared to $75.1 million during the same period last year. The increase in our average cash and investments was attributable to the increased liquidity maintained in connection with the RAL program. The decline in the yield from 3.67% during the first quarter 2002 to 0.80% during 2003 was caused by lower yields earned on short-term and overnight investments as a significant portion of the Company’s excess liquidity was maintained in overnight investments in connection with the RAL program.

          The average yield earned on loans remained virtually unchanged for the quarter ended March 31, 2003 as compared to the same period last year. Our commercial real estate loan portfolio is primarily comprised of adjustable rate mortgages indexed to the six month LIBOR. Approximately 92.0% of our real estate loan portfolio (including real estate loans held in trust) are adjustable rate mortgages at March 31, 2003. These adjustable rate mortgages generally reprice on a quarterly basis and approximately $1.1 billion or 87.4% of our real estate loan portfolio contain interest rate floors, below which the loans’ contractual interest rate may not adjust. At March 31, 2003, the weighted average floor interest rate of these loans was 7.7%. At that date, approximately $1.1 million or 98.2% of those loans were at the floor interest rate, approximately $6.9 million or 0.6% were within 50 basis points of their floor interest rate, and approximately $3.0 million or 0.3% were greater than 50 but less than 100 basis points from their floor interest rate. If market interest rates decline, because most of our portfolio has reached the floor interest rates, our loans may be susceptible to prepayment.

          Total interest expense decreased by $2.1 million to $8.4 million in the first quarter of 2003, compared to $10.5 million for the same period last year. This decrease was primarily attributable to lower interest rates paid on all interest bearing liabilities and lower average balances on our Collateralized Mortgage Obligations (“CMOs”) and Federal Home Loan Bank (“FHLB”) advances.

          Our cost of funds decreased to 2.72% during the three month period ended March 31, 2003, compared to 3.47% for the same period last year. This decrease in funding costs was due primarily to lower rates being paid on our deposit accounts and CMOs as compared to the same period last year due to the general decline in market interest rates. The average rate paid on deposit accounts was 2.70% during the three months ended March 31, 2003 compared to 3.57% for the same period last year. The average rate paid on the CMOs was 2.58% during the three months ended March 31, 2003 compared to 2.59% for the same period last year. The average balance of deposit accounts increased $87.0 million to $1.0 billion for the three months ended March 31, 2003, compared to $943.2 million for the same period last year. The average balance of our CMOs was $59.9 million during the first quarter of 2003, compared to $103.1 million for the same period last year corresponding to the reduction in real estate loans held in trust. FHLB advances averaged $166.6 million in the current quarter, compared to $178.8 million for the same period last year.

          Net interest margin decreased to 3.55% for the three months ended March 31, 2003 as compared to 4.97% for the same period last year. This decrease was primarily due to the significant increase in average assets during the quarter and the 338 basis point decrease in the yield on total average interest-earning assets as a result of the liquidity maintained in connection with the RAL program, our overnight investments at relatively low yields increased significantly.

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

          Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of nonperforming assets. Management believes that the allowance for loan losses as of March 31, 2003 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by the Bank’s regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

          The consolidated provision for loan losses totaled $4.5 million for the first quarter of 2003, compared to $1.3 million for the same period last year. The current period provision for loan losses was recorded to provide for reserves based on an analysis of the factors referred to above and the valuation of certain nonperforming loans and other loans of concern. The allowance for loan losses was 2.3% of total loans and real estate loans held in trust at March 31, 2003 as compared to 2.1% at December 31, 2002. During the quarters ended March 31, 2003 and 2002, the Company had net loan charge-offs of $5.0 million and $1.0 million, respectively. The charge-offs during the current quarter primarily relate to one commercial real estate loan. See also – “Financial Condition – Credit Risk”.

Non-interest Income

          Non-interest income increased to $12.5 million for the three months ended March 31, 2003, compared to $125,000 for the same period last year. The increase was primarily related to income earned in connection with the RAL program, consisting of $8.7 million of net premiums earned on the sale of RAL loans and $3.6 million of processing and administrative fees.

Non-interest Expense

          Non-interest expense totaled $10.3 million for the three months ended March 31, 2003, compared to $6.8 million for the same period last year. The increase was attributable to an increase in compensation and benefits expense, which totaled $5.4 million during the three months ended March 31, 2003, compared to $3.3 million for the same period last year. The increase in compensation and benefits expense was primarily due to the acquisition of the Lewis Horwitz Organization, additions relating to the Bank’s franchise lending origination staff, and the development of Imperial Capital Express, the Bank’s small balance commercial real estate lending platform. Non-interest expense also increased due to infrastructure costs incurred in connection with the Bank’s charter conversion.

          For the three months ended March 31, 2003, our ratio of consolidated general and administrative expense to average assets, on an annualized basis, decreased to 1.39% compared to 1.81% for the same period last year as a result of the increase in average assets due to increased liquidity maintained in connection with the RAL program. Our efficiency ratio (excluding real estate owned expense), which is defined as general and administrative expenses as a percentage of net interest income and non-interest income declined to 26.7% for the quarter ended March 31, 2003, compared to 37.9% for the same period last year primarily as a result of the increased income earned in connection with the RAL program.

Minority Interest in Income of Subsidiary

          Minority interest in income of subsidiary, consisting of accrued distributions payable on our Trust Preferred securities, was $1.5 million during the three month period ended March 31, 2003 as compared to $799,000 for the same period last year. On a period-to-period comparison, the increase was primarily due to the issuance of the $55.0 million of additional Trust Preferred securities during the fourth quarter of fiscal year 2002.

FINANCIAL CONDITION

          Total assets decreased $109.2 million to $1.6 billion at March 31, 2003 as compared to $1.7 billion at December 31, 2002. At March 31, 2003, loans, net totaled $1.3 billion, including approximately $1.1 million of commercial real estate loans, $56.8 million of franchise loans and $115.3 million of film finance loans. During the three months ended March 31, 2003, the Bank’s loan portfolio decreased $51.6 million due to prepayments experienced during the quarter. Real estate loans held in trust decreased by $7.2 million during the current three month period. Additionally, cash and cash equivalents decreased $68.4 million, primarily the result of reducing excess liquidity that was retained to fund anticipated loan production at December 31, 2002. Total deposit accounts, which are concentrated in time certificates, remained stable at $1.1 billion at March 31, 2003 and December 31, 2002. FHLB advances decreased $172.7 million to $166.0 million at March 31, 2003, compared to $338.7 million at December 31, 2002. Management believes that a significant portion of deposits will remain with us upon maturity based on our historical experience regarding retention of deposits. CMOs decreased $7.2 million to $61.8 million at March 31, 2003 compared to $69.1 million at December 31, 2002. Accounts payable and other liabilities increased $54.0 million primarily as a result of outstanding checks and other liabilities related to the RAL program.

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

          We recognized a gain on the sale of these loans, although cash (representing the excess spread and servicing fees) is received by us over the lives of the loans. Concurrent with recognizing such gain on sale, we recorded the excess spread as a residual interest of $5.6 million which is indicated on our consolidated balance sheets as “ Investment securities available for sale, at fair value” section. The value of the residual interest is subject to substantial credit, prepayment and interest rate risk on the sold residential loans.

          In accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, we classified our residual interest as “available-for-sale asset” and, as such, they are recorded at fair value with the resultant changes in fair value recorded as accumulated unrealized gain or loss in a separate component of shareholders’ equity entitled “accumulated other comprehensive income or loss”, until realized. We determine fair value on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the lives of the receivables using prepayment, default, and interest rate assumptions that we believe market participants would use for similar financial instruments.

          During the quarter ended March 31, 2003, the Company recognized an other than temporary impairment of $250,000 in connection with its residual interest. Impairments that are deemed to be other than temporary are charged to income, as an other expense. In evaluating impairments as other than temporary, the Company considers credit risk, as well as the magnitude and trend of default rates and prepayment speeds of the underlying residential loans.

          At March 31, 2003, key economic assumptions and the sensitivity of the current fair value of the residual interest based on projected cash flows to immediate adverse changes in those assumptions is as follows:

March 31, 2003

Dollars in thousands, except percentages
Fair value of retained interest	$5,368
Weighted average life (in years)	1.34
Weighted average annual prepayment speed	35.0%
Impact of 10% adverse change	$(3)
Impact of 25% adverse change	$(8)
Weighted average annual discount rate	15.0%
Impact of 10% adverse change	$(301)
Impact of 25% adverse change	$(716)
Weighted average lifetime credit losses	3.3%
Impact of 10% adverse change	$(214)
Impact of 25% adverse change	$(535)

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

	March 31, 2003	December 31, 2002

	(dollars in thousands)
Nonaccrual loans:
Real estate	$9,421	$3,913
Franchise	1,715	1,986

Total nonaccrual loans	11,136	5,899
Other real estate owned, net	10,862	12,593

Total nonperforming assets	21,998	18,492
Performing troubled debt restructurings	7,768	7,858

	$29,766	$26,350

Nonaccrual loans to total loans and real estate loans held in trust	0.79%	0.36%
Allowance for loan losses to nonaccrual loans	291.65%	555.61%
Nonperforming assets to total assets	1.36%	1.08%

          At March 31, 2003, other real estate owned consisted of four income producing properties totaling $10.9 million.

          As of March 31, 2003 and December 31, 2002, other loans of concern totaled $26.6 million and $35.5 million, respectively. Other loans of concern consist of loans with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category. The decrease in other loans of concern for the three months ended March 31, 2003 was primarily due to $2.8 million of loans being sold or paid-off, and $12.4 million of loans migrating to nonaccrual status, partially offset by $6.5 million of new other loans of concern.

          The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

	For Three	For the Year
	Months Ended	Ended
	March 31,	December 31,
	2003	2002

	(dollars in thousands)
Balance at beginning of period	$31,081	$24,722
Provision for loan losses	4,500	9,030
Additions related to acquisitions	—	2,048
Charge-offs:
Real estate loans	(4,773)	(4,730)
Franchise loans	(261)	—

Total charge-offs	(5,034)	(4,730)

Recoveries:
Real estate loans	3	11

Total recoveries	3	11

Net charge-offs	(5,031)	(4,719)

Balance at end of period	$30,550	$31,081

Allowance for loan losses as a percentage of real estate loans and loans held in trust, net	2.30%	2.11%

Liquidity

          Liquidity refers to our ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new real estate loans. We maintain a cash and investment securities portfolio designed to satisfy operating liquidity requirements while preserving capital and maximizing yield. As of March 31, 2003, we held $92.4 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $59.4 million of investment securities classified as available for sale.

          Short-term fixed income investments classified as cash equivalents consisted of interest-bearing deposits at financial institutions, government money market funds and short-term government agency securities, while investment securities available for sale consisted primarily of fixed income instruments, which were rated “AAA”, or equivalent by nationally recognized rating agencies. As of March 31, 2003 and December 31, 2002, the Bank’s liquidity ratios were 12.4% and 19.0%, respectively. In addition, our liquidity position is supported by a credit facility with the Federal Home Loan Bank of San Francisco. As of March 31, 2003, we had remaining available borrowing capacity under this credit facility of $329.3 million, net of the $17.3 million of additional Federal Home Loan Bank Stock that we would be required to purchase to support those additional borrowings, and $30.0 million of unused federal funds credit facilities under established lines of credit with two banks.

Capital Resources

          As of March 31, 2003, the Bank’s Leverage (Core), Tier I and Total Risk-Based capital ratios were 7.11%, 14.53% and 15.79%, respectively. These ratios were 13.02%, 13.18% and 14.44%, respectively, as of December 31, 2002. The decrease in the leverage ratio from December 31, 2002 to March 31, 2003 was due primarily to the increase in total average tangible assets during the current quarter as a result of the increased liquidity maintained in connection with the RAL program. The minimum regulatory requirement for Leverage (Core), Tier I and Total Risk-Based capital are 4.0%, 4.0% and 8.0%, respectively. As of March 31, 2003, the Bank’s capital position was designated as “well capitalized” for regulatory purposes.

          At March 31, 2003, shareholders’ equity totaled $169.7 million or 10.52 percent of total assets. The Company’s book value per share of common stock was $29.37 as of March 31, 2003, as compared to $27.11 as of December 31, 2002, and $24.34 as of March 31, 2002.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in our annual report on Form 10-K for the year ended December 31, 2002.

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
(a) See exhibit Index
(b) On February 5, 2003, we filed a Current Report on Form 8-K under Items 5 and 7 and filing as exhibits to the report the material contracts relating to our business relationship with Household International, Inc.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITLA CAPITAL CORPORATION

Date: May 15, 2003	/s/ George W. Haligowski

George W. Haligowski
Chairman of the Board, President and
Chief Executive Officer

Date: May 15, 2003	/s/ Timothy M. Doyle

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

Date: May 15, 2003

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

Date: May 15, 2003

 /s/ Timothy M. Doyle

Timothy M. Doyle
Senior Managing Director and
Chief Financial Officer

EXHIBIT INDEX

Regulation		Reference to Prior
S-K		Filling or Exhibit
Exhibit		Number Attached
Number	Document	Hereto

3.1	Certificate of Incorporation	**

3.2	Bylaws, as amended	******

4	Instruments Defining the Rights of Security Holders, Including Indentures	None

10.1	1995 Stock Option Plan For Nonemployee Directors	*

10.2	1995 Employee Stock Incentive Plan	*******

10.3	Nonqualified Deferred Compensation Plan	***

10.4	Supplemental Salary Savings Plan	*

10.5	Data Processing Agreement	*

10.6	Employment Agreement with George W. Haligowski	*

10.7	Change of Control Agreements	***

10.8	Recognition and Retention Plan	**

10.9	Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors	**

10.10	Supplemental Executive Retirement Plan	***

10.11	ITLA Capital Corporation Rabbi Trust Agreement	***

10.12	Salary Continuation Plan	****

10.13	Licensing Agreement, dated October 30, 2002, between Imperial Capital Bank and Beneficial Franchise Company, Inc.	********

10.14	Amended and Restated Sale and Servicing Agreement for RALs and RACs, dated as of January 3, 2003, between Imperial Capital Bank, Household Tax Masters Inc., and Household Tax Masters Acquisition Corporation.	********

11	Statement Regarding Computation of Per Share Earnings	None

13	Quarterly Report to Security Holders	None

15	Letter Regarding Unaudited Interim Financial Information	None

18	Letter Regarding Change in Accounting Principles	None

19	Report furnished to Security Holders	None

22	Published Report Regarding Matters Submitted to Vote of Security Holders	None

23	Consent of Experts	None

24	Power of Attorney	None

99	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	99

*	Filed as an exhibit to Imperial Thrift and Loan Association’s Registration Statement on Form S-1 (File No. 33-96518) filed with the Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.

**	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on May 10, 1996, pursuant to Section 5 of the Securities Act of 1933.

***	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 (File No. 0-26960).

****	Filed as an exhibit to the Company’s Registrant’s Form 10-K for the year ended December 31, 2000 (File No. 0-26960).

*****	Filed as an exhibit to the Company’s Registrant’s Form 10-K for the year ended December 31, 2001 (File No. 0-26960).

******	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-26960).

*******	Filed as an appendix to the Company’s definitive proxy materials filed on June 29, 2001.

********	Filed as an exhibit to the Current Report on Form 8-K filed by the Company on February 5, 2003 (File No. 0-26960). Portions of this exhibit have been omitted pursuant to a request for confidential treatment granted by the Commission.