Form 10-Q
period 2003-06-30
ITLA CAPITAL CORP
filed 2003-08-14
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Transition Period from__________to_________

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

     Number of shares of common stock of the Registrant: 6,081,591 outstanding as of August 8, 2003.

ITLA CAPITAL CORPORATION FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

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

PART I - FINANCIAL INFORMATION

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2003	December 31,
	(unaudited)	2002

	(in thousands except share amounts)
Assets
Cash and cash equivalents	$133,139	$160,848
Investment securities available for sale, at fair value	41,135	54,677
Stock in Federal Home Loan Bank	12,392	16,934
Loans, net (net of allowance for loan losses of $31,590 and $31,081 as of June 30, 2003 and December 31, 2002, respectively)	1,217,150	1,316,298
Real estate loans held in trust (net of allowance for loan losses of $1,928 as of June 30, 2003 and December 31, 2002, respectively)	96,109	121,936
Interest receivable	7,796	9,158
Other real estate owned, net	16,885	12,593
Premises and equipment, net	5,189	4,197
Deferred income taxes	13,848	13,822
Goodwill	3,118	3,118
Other assets	16,735	8,384

Total assets	$1,563,496	$1,721,965

Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$973,039	$1,065,911
Federal Home Loan Bank advances	247,835	338,685
Collateralized mortgage obligations	43,419	69,077
Accounts payable and other liabilities	42,049	10,006

Total liabilities	1,306,342	1,483,679

Commitments and contingencies

Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	81,731	81,595

Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 8,240,579 and 8,226,414 issued as of June 30, 2003 and December 31, 2002, respectively	59,261	58,841
Retained earnings	154,284	135,773
Accumulated other comprehensive income	236	435

	213,781	195,049
Less treasury stock, at cost 2,447,656 shares as of June 30, 2003 and December 31, 2002, respectively	(38,358)	(38,358)

Total shareholders’ equity	175,423	156,691

Total liabilities and shareholders’ equity	$1,563,496	$1,721,965

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(in thousands except per share amounts)
Interest income:
Loans, including fees	$25,461	$23,062	$54,075	$46,578
Real estate loans held in trust	1,456	2,662	3,629	5,502
Cash and investment securities	994	846	3,731	1,525

Total interest income	27,911	26,570	61,435	53,605

Interest expense:
Deposit accounts	6,289	7,095	13,137	15,388
Federal Home Loan Bank advances	1,293	1,350	2,488	2,888
Collateralized mortgage obligations	291	631	681	1,289

Total interest expense	7,873	9,076	16,306	19,565

Net interest income before provision for loan losses	20,038	17,494	45,129	34,040
Provision for loan losses	1,850	2,100	6,350	3,425

Net interest income after provision for loan losses	18,188	15,394	38,779	30,615

Non-interest income:
Premium on sale of loans, net	265	—	8,983	—
Late and collection fees	64	47	131	119
Other	912	55	4,664	108

Total non-interest income	1,241	102	13,778	227

Non-interest expense:
Compensation and benefits	4,773	3,159	10,125	6,478
Occupancy and equipment	1,055	738	2,131	1,455
FDIC assessment	42	42	80	84
Other	3,047	2,373	6,701	4,613

Total general and administrative	8,917	6,312	19,037	12,630

Real estate owned expense, net	11	168	153	254
Provision for losses on other real estate owned	40	283	370	796
Loss (gain) on sale of other real estate owned, net	—	57	(329)	(75)

Total real estate owned expense, net	51	508	194	975

Total non-interest expense	8,968	6,820	19,231	13,605

Income before provision for income taxes and minority interest in income of subsidiary	10,461	8,676	33,326	17,237
Minority interest in income of subsidiary	1,446	797	2,966	1,596

Income before provision for income taxes	9,015	7,879	30,360	15,641
Provision for income taxes	3,525	3,074	11,849	6,117

NET INCOME	$5,490	$4,805	$18,511	$9,524

BASIC EARNINGS PER SHARE	$0.91	$0.80	$3.08	$1.59

DILUTED EARNINGS PER SHARE	$0.85	$0.75	$2.86	$1.49

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,

	2003	2002

	(in thousands)
Cash Flows From Operating Activities:
Net Income	$18,511	$9,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	742	444
Amortization of premium on purchased loans	1,355	216
Amortization of original issue discount and deferred debt issuance cost on CMOs	151	97
Accretion of deferred loan origination fees, net of costs	(1,506)	(418)
Provision for loan losses	6,350	3,425
Provision for losses on other real estate owned	370	796
Gain on sales of other real estate owned	(329)	(75)
Decrease in interest receivable	1,362	2,217
Increase in other assets	(8,351)	(1,711)
Increase (decrease) in accounts payable and other liabilities	32,043	(976)
Other operating activities, net	250	(32)

Net cash provided by operating activities	50,948	13,507

Cash Flows From Investing Activities:
Proceeds from securitization and sale of real estate loans	—	98,155
Decrease (increase) in loans, net	88,022	(24,524)
Net cash paid to acquire Asahi Bank of California	—	(14,872)
Repayment of real estate loans held in trust	24,985	19,148
Purchase of loans	(3,259)	(15,791)
Purchases of investment securities available for sale	(20,210)	(23,418)
Proceeds from the maturity and calls of investment securities available for sale	33,277	15,000
Decrease (increase) in stock in Federal Home Loan Bank	4,542	(1,545)
Proceeds from sale of other real estate owned	4,695	2,730
Other investing activities, net	(1,392)	(749)

Net cash provided by investing activities	130,660	54,134

Cash Flows From Financing Activities:
Decrease in deposit accounts	(92,872)	(94,049)
Net (repayment of) proceeds from borrowings from the Federal Home Loan Bank	(90,850)	30,900
Repayment of Asahi repurchase agreement, net	—	(14,693)
Principal payments on collateralized mortgage obligations	(25,809)	(20,371)
Cash paid to acquire treasury stock	—	(1,911)
Proceeds from exercise of employee stock options	214	132

Net cash used in financing activities	(209,317)	(99,992)

Net decrease in cash and cash equivalents	(27,709)	(32,351)
Cash and cash equivalents at beginning of period	160,848	134,241

Cash and cash equivalents at end of period	$133,139	$101,890

Supplemental Cash Flow Information:
Cash paid during the period for interest	$16,975	$19,767
Cash paid during the period for income taxes	$12,410	$7,725
Non-cash Investing Transactions:
Loans transferred to other real estate owned	$9,028	$548

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The unaudited consolidated financial statements of ITLA Capital Corporation (the “Company”) included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the results of operations and financial position of the Company, as of and for the interim periods indicated. The unaudited consolidated financial statements include the accounts of ITLA Capital Corporation and its wholly-owned subsidiaries, Imperial Capital Bank (the “Bank”), Imperial Capital Real Estate Investment Trust (“Imperial Capital REIT”), ITLA Capital Statutory Trust I (“Trust I”), ITLA Capital Statutory Trust II (“Trust II”), ITLA Capital Statutory Trust III (“Trust III”), ITLA Capital Statutory Trust IV (“Trust IV”), and ITLA Capital Statutory Trust V (“Trust V”). All intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain amounts in prior periods have been reclassified to conform to the presentation in the current period. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations for the remainder of the year.

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

     The following is a reconciliation of the calculation of Basic EPS and Diluted EPS:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,

		Weighted-			Weighted-
		Average	Per		Average	Per
	Net	Shares	Share	Net	Shares	Share
	Income	Outstanding	Amount	Income	Outstanding	Amount

		(in thousands, except per share data)
2003
Basic EPS	$5,490	6,016	$0.91	$18,511	6,013	$3.08
Effect of dilutive stock options	—	476	(0.06)	—	453	(0.22)

Diluted EPS	$5,490	6,492	$0.85	$18,511	6,466	$2.86

2002
Basic EPS	$4,805	5,979	$0.80	$9,524	5,995	$1.59
Effect of dilutive stock options	—	465	(0.05)	—	406	(0.10)

Diluted EPS	$4,805	6,444	$0.75	$9,524	6,401	$1.49

NOTE 3 - COMPREHENSIVE INCOME

     Comprehensive income, which encompasses net income and the net change in unrealized gains (losses) on investment securities available for sale, is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(in thousands)
Net Income	$5,490	$4,805	$18,511	$9,524
Other comprehensive (loss) income:
Unrealized (loss) gain on investment securities available for sale, net of tax (benefit) expense of ($51) and $20 for the three months ended June 30, 2003 and 2002, and net of tax (benefit) expense of ($127) and $155 for the six months ended June 30, 2003 and 2002, respectively.	(79)	102	(199)	233

Comprehensive income	$5,411	$4,907	$18,312	$9,757

NOTE 4 - IMPAIRED LOANS RECEIVABLE

     As of June 30, 2003 and December 31, 2002, the recorded investment in impaired loans and impaired real estate loans held in trust was $9.2 million and $16.0 million, respectively. The average recorded investment in impaired loans was $12.1 million for the three months ended June 30, 2003 and $9.1 million for the same period last year. The average recorded investment in impaired loans was $14.6 million for the six months ended June 30, 2003 and $11.8 million for the same period last year. Interest income recognized on impaired loans totaled $116,000 and $257,000 for the three and six months ended June 30, 2003 as compared to $35,000 and $79,000 for the same periods last year.

NOTE 5 - RESIDUAL INTEREST IN SECURITIZATION

     During the first quarter of 2002, the Company formed a limited liability company to issue $86.3 million of asset-backed notes in a securitization of substantially all of its residential loan portfolio. The Company recognized a gain of $3.7 million on the securitization of these loans, which was included in other non-interest income within the consolidated statement of income. Concurrent with recognizing such gain on sale, the Company recorded a residual interest of $5.6 million, which represented the present value of future cash flows (spread and fees) that are anticipated to be received over the life of the loans. The residual interest is recorded on the consolidated balance sheet in “Investment securities available for sale, at fair value”. The value of the residual interest is subject to substantial credit, prepayment, and interest rate risk on the sold residential loans. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the residual interest is classified as “available-for-sale” and, as such, recorded at fair value with the resultant changes in fair value recorded as accumulated unrealized gain or loss in a separate component of shareholders’ equity entitled “accumulated other comprehensive income or loss”, until realized. Fair value is determined on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the lives of the receivables using prepayment, default, and interest rate assumptions that management believes market participants would use for similar financial instruments.

     During the six months ended June 30, 2003, the Company recognized an other than temporary impairment of $500,000 in connection with its residual interest. Impairments that are deemed to be other than temporary are charged to income, as other expense. In evaluating impairments as other than temporary the Company considers credit risk, as well as the magnitude and trend of default rates and prepayment speeds of the underlying residential loans.

     At June 30, 2003, key economic assumptions and the sensitivity of the current fair value of the residual interest based on projected cash flows to immediate adverse changes in those assumptions is as follows:

June 30,
2003

Dollars in thousands, except percentages
Fair value of retained interest	$5,368
Weighted average life (in years)	1.22
Weighted average annual prepayment speed	35.0%
Impact of 10% adverse change	$(93)
Impact of 25% adverse change	$(225)
Weighted average annual discount rate	15.0%
Impact of 10% adverse change	$(359)
Impact of 25% adverse change	$(857)
Weighted average lifetime credit losses	3.3%
Impact of 10% adverse change	$(152)
Impact of 25% adverse change	$(380)

     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value of the residual interest are based on a variation in assumptions and generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the above table, the effect of a variation in a particular assumption on the fair value of the residual interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments but increased credit losses), which might magnify or counteract the sensitivities, and depending on the severity of such changes, the results of operations may be materially affected.

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

The Company has stock-based compensation plans. These plans are accounted for under APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, no compensation costs have been recognized in the accompanying unaudited consolidated statements of income. The Company applies SFAS No. 123, Accounting for Stock-Based Compensation for disclosure purposes only. SFAS No. 123 disclosures include pro forma net income and earning per share as if the fair value-based method of accounting had been used. If compensation had been determined based on SFAS No. 123, the Company’s pro forma net income and pro forma per share data would be as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
Net income, as reported	$5,490	$4,805	$18,511	$9,524
Less: Stock-based employee compensation expense determined under the fair value method, net of tax	348	190	631	327

Pro forma net income	$5,142	$4,615	$17,880	$9,197

Earnings per share:
Basic – as reported	$0.91	$0.80	$3.08	$1.59
Basic – pro forma	0.85	0.77	2.97	1.53
Diluted – as reported	0.85	0.75	2.86	1.49
Diluted – pro forma	0.79	0.72	2.77	1.44

     The fair value of each option grant was estimated on the date of grant using an option pricing model with the following weighted-average assumptions for option grants:

	Weighted-Average Assumptions for
	Options Grants

	2003	2002

Dividend Yield	0.00%	0.00%
Expected Volatility	34.47%	29.38%
Risk-Free Interest Rates	4.17%	4.79%-4.88%
Expected Lives	Seven Years	Seven Years

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

     In November 2002, FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions for FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were included in the Company’s financial statements for the year ended December 31, 2002. Implementation of the provisions of FIN 45 did not have an impact on the Company’s financial statements.

     In January of 2003, FASB issued FIN 46, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 establishes the criteria used to identify variable interest entities and to determine whether or not to consolidate a variable interest entity. Under the criteria established by FIN 46, the Company believes it will be required to de-consolidate its trust subsidiaries, however, management is still evaluating this interpretation. The result will be to recognize investments in its trust subsidiaries in other assets, to report the amount of subordinated debentures issued by the Company to its trust subsidiaries in the liability section of the Company’s consolidated balance sheets, and to recognize the interest expense in the subordinated debentures in the consolidated statements of income. Prior to FIN 46, the Company consolidated its trust subsidiaries and reported trust preferred securities in the mezzanine section of the Company’s consolidated balance sheets and recognized the proportionate share of income attributable to the preferred shareholders as minority interest in income of subsidiary in the consolidated statements of income. This interpretation was effective immediately for variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities in which a variable interest was acquired prior to February 1, 2003.

     On May 15, 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 modifies the accounting for certain financial instruments that issuers could account for as equity. Under SFAS No. 150, those instruments with characteristics of both liabilities and equity must be classified as liabilities in the consolidated balance sheets, with the corresponding payments to holders of the instruments recognized as interest expense.

     The reporting requirements of SFAS No. 150 are effective July 1, 2003. As a result of this new standard, should the adoption of FIN 46 not otherwise require de-consolidation of the trusts, the Company will reclassify its trust preferred securities, presented on the consolidated balance sheets as “Guaranteed preferred beneficial interest in the Company’s junior subordinated deferrable interest debentures, net”, to liabilities and recognize the related expense within the consolidated statements of income as interest expense rather than minority interest in income of subsidiary.

     The adoption of FIN 46 and SFAS No. 150 will have no impact on the results of operations or the financial position of the Company but will require the restatement of certain financial ratios for all periods presented such as net interest margin and efficiency ratios, beginning in the third quarter of 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to identify the major factors that influenced the financial condition and results of operations for the three months ended June 30, 2003.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

General

     Consolidated net income was at $5.5 million and $4.8 million for the three months ended June 30, 2003 and 2002, respectively. The increase in net income was primarily due to increases in net interest income and non-interest income, partially offset by increases in non-interest expense and minority interest in income of subsidiary. The increase in non-interest income was primarily due to the Bank’s refund anticipation loan (“RAL”) program and its strategic relationship with Household International, Inc. (“Household”). Diluted EPS was $0.85 for the three months ended June 30, 2003 compared to $0.75 for the same period last year, an increase of $0.10 per diluted share.

     The return on average assets was 1.38% for the three months ended June 30, 2003 compared to 1.46% for the same period last year. The return on average shareholders’ equity was 12.68% for the three months ended June 30, 2003, compared to 13.31% for the same period last year.

     Total loan production was $144.0 million for the three months ended June 30, 2003, consisting of the origination of $124.4 million of commercial real estate loans, $10.5 million of franchise loans, and $9.1 million of film finance loans. Loan production during the same period last year totaled $127.2 million, consisting of the origination and/or purchase of $121.2 million of commercial real estate loans and $6.0 million of acquired franchise loans.

     Substantially all RAL loans originated during the quarter were sold to Household. At June 30, 2003, the Company held $1.1 million in RAL participation interests. Because the RAL program relates to the filing of income tax returns, transaction activity is concentrated during the tax season. This results in the Company earning most of its RAL program income in the first quarter of the year. The Company expects that its financial results for the remaining quarters of 2003 will not be significantly impacted by the RAL program due to the seasonal nature of the business.

Net Interest Income and Margin

     The following table presents, for the three months ended June 30, 2003 and 2002, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

	For the Three Months Ended June 30,

	2003			2002

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

			(dollars in thousands)
Assets
Cash and investments	$203,187	$994	1.96%	$66,610	$846	5.09%
Loans receivable:
Loans	1,266,690	25,461	8.06%	1,094,054	23,062	8.45%
Real estate loans held in trust	107,146	1,456	5.45%	149,000	2,662	7.17%

Total loans receivable	1,373,836	26,917	7.86%	1,243,054	25,724	8.30%

Total interest-earning assets	1,577,023	$27,911	7.10%	1,309,664	$26,570	8.14%

Non-interest-earning assets	64,702			42,374
Allowance for loan losses	(32,887)			(29,169)

Total assets	$1,608,838			$1,322,869

Liabilities and Shareholders’ Equity
Deposit accounts:
Money market and passbook accounts	$168,276	$620	1.48%	$142,849	$691	1.94%
Time certificates	844,830	5,669	2.69%	739,216	6,404	3.47%

Total deposit accounts	1,013,106	6,289	2.49%	882,065	7,095	3.23%
Collateralized mortgage obligations	55,988	291	2.08%	93,673	631	2.70%
FHLB advances	168,698	1,293	3.07%	168,755	1,350	3.21%

Total interest-bearing liabilities	1,237,792	$7,873	2.55%	1,144,493	$9,076	3.18%

Non-interest-bearing liabilities	115,689			5,467
Trust preferred securities	81,698			28,154
Shareholders’ equity	173,659			144,755

Total liabilities and shareholders’ equity	$1,608,838			$1,322,869

Net interest spread			4.55%			4.96%

Net interest income before provision for loan losses		$20,038			$17,494

Net interest margin			5.10%			5.36%

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

	For the Three Months Ended
	June 30, 2003 and 2002
	Increase (Decrease) Due to:

	Rate	Volume	Total

		(In thousands)
Interest and fees earned from:
Cash and investment securities	$(490)	$638	$148
Loans	(967)	3,366	2,399
Real estate loans held in trust	(638)	(568)	(1,206)

Total increase (decrease) in interest income	(2,095)	3,436	1,341

Interest paid on:
Deposit accounts	(1,622)	816	(806)
Collateralized mortgage obligations	(145)	(195)	(340)
FHLB advances	(57)	—	(57)

Total increase (decrease) in interest expense	(1,824)	621	(1,203)

Increase (decrease) in net interest income	$(271)	$2,815	$2,544

     Total interest income increased $1.3 million to $27.9 million in the second quarter of 2003 as compared to $26.6 million for the same period last year. The net increase in interest income was primarily attributable to the increase in the average balance of the Bank’s loans and a decline in our average cost of funds partially offset by a decrease in the yields earned on our interest earning assets.

     The average balance of loans held by the Bank was $1.3 billion and $1.1 billion for the three months ended June 30, 2003 and 2002, respectively. Loans secured by income producing properties and construction loans had an average balance of $1.1 billion during the quarter ended June 30, 2003 compared to $1.0 billion during the same period last year. The average balance of franchise loans was $55.3 million and $59.9 million during the quarter ended June 30, 2003 and 2002, respectively. The average balance of film finance loans was $107.7 million during the quarter ended June 30, 2003. The Company acquired the Lewis Horwitz Organization (“LHO”) during the fourth quarter of 2002 to originate film finance loans.

     The average balance of real estate loans held in trust decreased to $107.1 million for the three months ended June 30, 2003 as compared to $149.0 million for the same period last year. This decrease was due to loan prepayments and principal amortization.

     The average balance of our cash and investments increased to $203.2 million in the second quarter of 2003 compared to $66.6 million during the same period last year. The increase in our average cash and investments was attributable to the increased liquidity that was maintained in connection with the Bank’s RAL program. The decline in the average yield earned on cash and investments from 5.09% during the second quarter of 2002 to 1.96% during the second quarter of 2003 was caused by lower yields earned on short-term and overnight investments, as a significant portion of the Company’s excess liquidity was maintained in overnight investments in connection with the RAL program.

     The average yield earned on total loans decreased to 7.86% in the quarter ended June 30, 2003 as compared to 8.30% in the same period last year. The decline in our yield was primarily caused by our loans being originated or repricing at lower rates due to the general decline in market interest rates. Our commercial real estate loan portfolio is primarily comprised of adjustable rate mortgages indexed to the six month LIBOR. Approximately 93.0% of our real estate loan portfolio (including real estate loans held in trust) are adjustable rate mortgages at June 30, 2003. These adjustable rate mortgages generally reprice on a quarterly basis and approximately $1.1 billion or 88.2% of our real estate loan portfolio contain interest rate floors, below which the loans’ contractual interest rate may not adjust. At June 30, 2003, the weighted average floor interest rate of these loans was 7.3%. At that date, approximately $1.1 billion or 98.0% of those loans were at the floor interest rate, approximately $8.4 million or 0.8% were within 50 basis points of their floor interest rate, and approximately $2.8 million or 0.3% were greater than 50 but less than 100 basis points from their floor interest rate. If market interest rates decline, because most of our portfolio has reached the floor interest rates, our loans may be susceptible to prepayment.

     Total interest expense decreased by $1.2 million to $7.9 million in the second quarter of 2003, compared to $9.1 million for the same period last year. This decrease was primarily attributable to lower interest rates paid on all interest bearing liabilities and lower average balances on our Collateralized Mortgage Obligations (“CMOs”) partially offset by higher average balances on deposit accounts.

     Our average cost of funds decreased to 2.55% during the three month period ended June 30, 2003, compared to 3.18% for the same period last year. This decrease in funding costs was due primarily to lower rates being paid on our deposit accounts and CMOs as compared to the same period last year primarily due to the general decline in market interest rates. The average rate paid on deposit accounts was 2.49% during the three months ended June 30, 2003 as compared to 3.23% for the same period last year. The average rate paid on the CMOs was 2.08% during the three months ended June 30, 2003 compared to 2.70% for the same period last year. The average balance of deposit accounts increased $131.0 million to $1.0 billion for the three months ended June 30, 2003 as compared to $882.1 million for the same period last year. The average balance of our CMOs was $56.0 million during the second quarter of 2003, compared to $93.7 million for the same period last year reflecting the decline in the related real estate loans held in trust. Federal Home Loan Bank (“FHLB”) advances averaged $168.7 million in the current quarter, compared to $168.8 million for the same period last year.

     Net interest margin decreased to 5.10% for the three months ended June 30, 2003 as compared to 5.36% for the same period last year primarily due to the increase in average assets during the quarter and a 104 basis point decrease in the yield earned on total average interest-earning assets partially offset by a 63 basis point decrease in cost of funds.

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

     Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of nonperforming assets. Management believes that the allowance for loan losses as of June 30, 2003 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by the Bank’s regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

     The consolidated provision for loan losses totaled $1.9 million for the second quarter of 2003, compared to $2.1 million for the same period last year. The current period provision for loan losses was recorded to provide for reserves based on an analysis of the factors referred to above and the valuation of certain nonperforming loans and other loans of concern. The allowance for loan losses was 2.49% of total loans and real estate loans held in trust at June 30, 2003 as compared to 2.24% at December 31, 2002. During the quarters ended June 30, 2003 and 2002, the Company had net loan charge-offs of $0.8 million and $1.2 million, respectively. See also – “Financial Condition – Credit Risk”.

Non-interest Income

     Non-interest income increased to $1.2 million for the three months ended June 30, 2003, compared to $102,000 for the same period last year. Substantially all of the increase was due to income earned in connection with the RAL program.

Non-interest Expense

     Non-interest expense totaled $9.0 million for the three months ended June 30, 2003, compared to $6.8 million for the same period last year. The increase was attributable to an increase in compensation and benefits expense, which totaled $4.8 million during the three months ended June 30, 2003, compared to $3.2 million for the same period last year. The increase in compensation and benefits expense was primarily due to the acquisition of LHO, additions relating to the Bank’s franchise lending origination staff, and the development of Imperial Capital Express (“ICE”), the Bank’s small balance commercial real estate lending platform. Non-interest expense also increased due to infrastructure costs incurred in connection with the Bank’s charter conversion. The Company’s efficiency ratio (defined as recurring general and administrative expenses as a percentage of net revenue) was 41.9 percent in the second quarter of 2003 as compared to 35.9 percent for the same period in 2002.

Minority Interest in Income of Subsidiary

     Minority interest in income of subsidiary, consisting of trust income earned by holders of our Trust Preferred securities, was $1.4 million during the three month period ended June 30, 2003 as compared to $797,000 for the same period last year. On a period-to-period comparison, the increase was primarily due to the issuance of the $55.0 million of additional Trust Preferred securities during the fourth quarter of 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

General

     Consolidated net income totaled $18.5 million for the six months ended June 30, 2003 compared to $9.5 million for the same period last year. The increase in net income was primarily due to increases in net interest income and non-interest income, partially offset by increases in the provision for loan losses, non-interest expense and minority interest in income of subsidiary. The increase in non-interest income was primarily due to the Bank’s RAL program and its strategic relationship with Household. Diluted EPS was $2.86 for the six months ended June 30, 2003, compared to $1.49 for the same period last year, an increase of $1.37 per diluted share. The return on average assets was 1.66% for the six months ended June 30, 2003, compared to 1.41% for the same period last year. The return on average shareholders’ equity was 21.95% for the six months ended June 30, 2003, compared to 13.47% for the same period last year.

     Total loan production was $245.7 million for the six months ended June 30, 2003, compared to $229.9 million for the same period last year. During the current six-month period, the Bank originated $209.0 million of commercial real estate loans, $24.4 million of film finance loan and $12.3 million of franchise loans. Loan production for the same period last year consisted of $223.9 million of originated and/or acquired commercial real estate loans, including $36.8 million of loans acquired from Asahi Bank of California and $6.0 million of acquired franchise loans.

Net Interest Income and Margin

     The following table presents, for the six months ended June 30, 2003 and 2002, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

	For the Six Months Ended June 30,

	2003			2002

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

			(dollars in thousands)
Assets
Cash and investments	$492,306	$3,731	1.53%	$69,343	$1,525	4.43%
Loans receivable:
Loans	1,314,484	54,075	8.30%	1,112,596	46,578	8.44%
Real estate loans held in trust	112,076	3,629	6.53%	153,511	5,502	7.23%

Total loans receivable	1,426,560	57,704	8.16%	1,266,107	52,080	8.29%

Total interest-earning assets	1,918,866	$61,435	6.46%	1,335,450	$53,605	8.09%

Non-interest-earning assets	76,406			56,566
Allowance for loan losses	(33,518)			(28,862)

Total assets	$1,961,754			$1,363,154

Liabilities and Shareholders’ Equity
Deposit accounts:
Money market and passbook accounts	$163,849	$1,298	1.60%	$154,631	$1,637	2.13%
Time certificates	857,743	11,839	2.78%	757,821	13,751	3.66%

Total deposit accounts	1,021,592	13,137	2.59%	912,452	15,388	3.40%
Collateralized mortgage obligations	57,933	681	2.37%	98,413	1,289	2.64%
FHLB advances	167,667	2,488	2.99%	173,736	2,888	3.35%

Total interest-bearing liabilities	1,247,192	$16,306	2.64%	1,184,601	$19,565	3.33%

Non-interest-bearing liabilities	462,822			7,854
Trust preferred securities	81,663			28,142
Shareholders’ equity	170,077			142,557

Total liabilities and shareholders’ equity	$1,961,754			$1,363,154

Net interest spread			3.82%			4.76%

Net interest income before provision for loan losses		$45,129			$34,040

Net interest margin			4.74%			5.14%

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

	For the Six Months Ended
	June 30, 2003 and 2002
	Increase (Decrease) Due to:

	Rate	Volume	Total

	(In thousands)
Interest and fees earned from:
Cash and investment securities	$(1,192)	$3,398	$2,206
Loans	(2,182)	9,679	7,497
Real estate loans held in trust	(559)	(1,314)	(1,873)

Total increase (decrease) in interest income	(3,933)	11,763	7,830

Interest paid on:
Deposit accounts	(3,656)	1,405	(2,251)
Collateralized mortgage obligations	(132)	(476)	(608)
FHLB advances	(310)	(90)	(400)

Total increase (decrease) in interest expense	(4,098)	839	(3,259)

Increase in net interest income	$165	$10,924	$11,089

     Total interest income increased $7.8 million to $61.4 million in the six months ended June 30, 2003, as compared to $53.6 million for the same period last year. The net increase in interest income was primarily attributable to the increase in the average volume of the Bank’s loans during the period, the additional interest income earned on the increased liquidity maintained in connection with the RAL program and a decline in our average cost of funds partially offset by a decline in the yields earned on our interest earning assets.

     The average balance of loans held by the Bank was $1.3 billion and $1.1 billion for the six months ended June 30, 2003 and 2002, respectively. Loans secured by income producing properties and construction loans were essentially unchanged with an average balance of $1.1 billion during the six months ended June 30, 2003 and 2002. The average balance of franchise loans was $56.0 million and $59.5 million during the six months ended June 30, 2003 and 2002, respectively. The average balance of film finance loans was $111.3 million during the six months ended June 30, 2003. The Company first began originating film finance loans during the fourth quarter of 2002 when it acquired LHO.

     The average balance of real estate loans held in trust decreased to $112.1 million for the six months ended June 30, 2003 as compared to $153.5 million for the same period last year. This decrease was due to loan prepayments and principal amortization.

     The average balance of our cash and investments increased to $492.3 million for the six months ended June 30, 2003 compared to $69.3 million during the same period last year. The increase in our average cash and investments was attributable to the increased liquidity maintained in connection with the RAL program. The decline in the average yield earned on cash and investments from 4.43% during the six months ended June 30, 2002 to 1.53% during the same period in 2003 was caused by lower yields earned on short-term and overnight investments as a significant portion of the Company’s excess liquidity was maintained in overnight investments in connection with the RAL program.

     The average yield earned on loans decreased 13 basis points to 8.16% for the six months ended June 30, 2003 as compared to 8.29% in the same period last year. The decrease in the yield on loans was primarily due to the origination and repricing of variable rate loans at lower interest rates resulting from the continuation of the relatively low interest rate environment, offset in part by higher yields earned on our participation interests in RAL loans. Our commercial real estate loan portfolio is primarily comprised of adjustable rate mortgages indexed to the six month LIBOR.

     Total interest expense decreased by $3.3 million to $16.3 million for the six months ended June 30, 2003, compared to $19.6 million for the same period last year. This decrease was primarily attributable to lower interest rates paid on all interest bearing liabilities and lower average balances on our FHLB advances and CMOs partially offset by higher average balances on deposit accounts.

     Our average cost of funds decreased to 2.64% during the six months ended June 30, 2003, compared to 3.33% for the same period last year. This decrease in funding costs was due primarily to lower rates being paid on our deposit accounts and CMOs as compared to the same period last year due to the general decline in market interest rates. The average rate paid on deposit accounts was 2.59% during the six months ended June 30, 2003 compared to 3.40% for the same period last year. The average rate paid on the CMOs was 2.37% during the six months ended June 30, 2003 compared to 2.64% for the same period last year. The average balance of deposit accounts increased $109.1 million to $1.0 billion for the six months ended June 30, 2003, compared to $912.5 million for the same period last year. The average balance of our CMOs was $57.9 million during the six months ended June 30, 2003, compared to $98.4 million for the same period last year. FHLB advances averaged $167.7 million in the for the six months ended June 30, 2003, compared to $173.7 million for the same period last year.

     Net interest margin decreased to 4.74% for the six months ended June 30, 2003 as compared to 5.14% for the same period last year. This decrease was primarily due to the significant increase in average assets during the quarter and the 163 basis point decrease in the average yield earned on interest-earning assets as a result of lower yields earned on short-term and overnight investments, as a significant portion of the Company’s excess liquidity resulting from the RAL program was maintained in overnight investments.

Provision for Loan Losses

     The consolidated provision for loan losses totaled $6.4 million for the six months ended June 30, 2003, compared to $3.4 million for the same period last year. The current period provision for loan losses was recorded to provide for reserves based on an analysis of the factors referred to previously and the valuation of certain nonperforming loans and other loans of concern. During the six months ended June 30, 2003 and 2002, the Company had net loan charge-offs of $5.8 million and $4.7 million, respectively. The charge-offs during 2003 relate primarily to one commercial real estate loan.

Non-interest Income

     Non-interest income totaled $13.8 million for the six months ended June 30, 2003, compared to $227,000 for the same period last year. Substantially all of the increase was due to income earned in connection with the RAL program.

Non-interest Expense

     Non-interest expense totaled $19.2 million for the six months ended June 30, 2003, compared to $13.6 million for the same period last year. Compensation and benefits expense totaled $10.1 million during the six months ended June 30, 2003, compared to $6.5 million for the same period last year. The increase in compensation and benefits expense was primarily due to the acquisition of LHO, additions relating to the Bank’s franchise lending origination staff, and the development of ICE, the Bank’s small balance commercial real estate lending platform. The Company’s efficiency ratio (defined as recurring general and administrative expenses as percentage of net revenue) was 32.3 percent for the six months ended June 30, 2003, compared to 36.9 percent for the same period in 2002.

Minority Interest in Income of Subsidiary

     Minority interest in income of subsidiary was $3.0 million during the six month period ended June 30, 2003 compared to $1.6 million for the same period last year. The increase was primarily due to the issuance of $55.0 million of additional Trust Preferred securities during the fourth quarter of 2002.

FINANCIAL CONDITION

     Total assets decreased to $1.6 billion at June 30, 2003 as compared to $1.7 billion at December 31, 2002. At June 30, 2003, loans, net totaled $1.2 billion, including approximately $1.1 billion of commercial real estate loans, $61.6 million of franchise loans and $102.1 million of film finance loans. During the six months ended June 30, 2003, the Bank’s loan portfolio decreased $99.1 million and the REIT’s portfolio decreased $25.8 million. The decrease in both the Bank’s and REIT’s loan portfolios reflect an increase in loan prepayments experienced during the six months ended June 30, 2003 as compared to prior periods. Additionally, cash and cash equivalents decreased $27.7 million primarily as a result of reducing excess liquidity that was maintained to fund anticipated loan production at December 31, 2002. Total deposit accounts, which are concentrated in time certificates, declined to $1.0 billion at June 30, 2003 from $1.1 billion at December 31, 2002. FHLB advances decreased $90.9 million to $247.8 million at June 30, 2003, compared to $338.7 million at December 31, 2002. Management believes that a significant portion of deposits will remain with us upon maturity based on our historical experience regarding retention of deposits. CMOs decreased $25.7 million to $43.4 million at June 30, 2003 compared to $69.1 million at December 31, 2002 reflecting the decline in real estate loans held in trust. Accounts payable and other liabilities increased $32.0 million primarily as a result of outstanding checks and other liabilities related to the RAL program.

Residual Interest

     In the first quarter of 2002, we formed a limited liability company to issue $86.3 million of asset-backed notes in a securitization of substantially all of our residential loan portfolio. These notes were rated AAA by Standard & Poor’s, Aaa by Moody’s, and are insured by Financial Security Assurance. In the securitization, residential loans were sold to the limited liability company for a cash purchase price and an interest in the loans securitized in the form of the excess spread. The cash purchase price was raised through an offering of asset-backed notes issued by the limited liability company. Note holders are entitled to receive the principal collected on the loans and the stated interest rate on the notes. We are entitled to receive the excess spread. The excess spread generally represents, over the estimated life of the loans, the excess of the weighted average coupon on the loans sold over the sum of the note interest rate less other expenses including a trustee fee and an insurance fee. Valuation of the excess spread includes an estimate of annual future credit losses related to the loans securitized. These reported cash flows are discounted when computing the value of the residual interest.

     We recognized a gain on the sale of these loans, although cash (representing the excess spread and servicing fees) is received by us over the lives of the loans. Concurrent with recognizing such gain on sale, we recorded the excess spread as a residual interest of $5.6 million which is indicated on our consolidated balance sheets as “Investment securities available for sale, at fair value” section. The value of the residual interest is subject to substantial credit, prepayment and interest rate risk on the sold residential loans.

     In accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, we classified our residual interest as an “available-for-sale” asset and, as such, they are recorded at fair value with the resultant changes in fair value recorded as accumulated unrealized gain or loss in a separate component of shareholders equity entitled “accumulated other comprehensive income or loss”, until realized. We determine fair value on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the lives of the receivables using prepayment, default, and interest rate assumptions that we believe market participants would use for similar financial instruments.

     During the six months ended June 30, 2003, the Company recognized an other than temporary impairment of $500,000 in connection with its residual interest. Impairments that are deemed to be other than temporary are charged to income, as other expense. In evaluating impairments as other than temporary the Company considers credit risk, as well as the magnitude and trend of default rates and prepayment speeds of the underlying residential loans.

     At June 30, 2003, key economic assumptions and the sensitivity of the current fair value of the residual interest based on projected cash flows to immediate adverse changes in those assumptions is as follows:

June 30,
2003

Dollars in thousands, except percentages
Fair value of retained interest	$5,368
Weighted average life (in years)	1.22
Weighted average annual prepayment speed	35.0%
Impact of 10% adverse change	$(93)
Impact of 25% adverse change	$(225)
Weighted average annual discount rate	15.0%
Impact of 10% adverse change	$(359)
Impact of 25% adverse change	$(857)
Weighted average lifetime credit losses	3.3%
Impact of 10% adverse change	$(152)
Impact of 25% adverse change	$(380)

     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in the fair value of our residual are based on a variation in assumptions and generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the above table, the effect of a variation in a particular assumption on the fair value of the residual interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments but increased credit losses), which might magnify or counteract the sensitivities, and depending on the severity of such changes, the results of operations may be materially affected.

CREDIT RISK

Nonperforming Assets, Other Loans of Concern and Allowance for Loan Losses

     The following table sets forth our nonperforming assets by category and troubled debt restructurings as of the dates indicated.

	June 30,	December 31,
	2003	2002

	(dollars in thousands)
Nonaccrual loans:
Real estate	$2,697	$3,913
Franchise	1,234	1,986
Film finance	885	—

Total nonaccrual loans	4,816	5,899
Other real estate owned, net	16,885	12,593

Total nonperforming assets	21,701	18,492
Performing troubled debt restructurings	6,179	7,858

	$27,880	$26,350

Nonaccrual loans to total loans and real estate loans held in trust	0.36%	0.36%
Allowance for loan losses to nonaccrual loans	695.97%	555.61%
Nonperforming assets to total assets	1.39%	1.08%

     At June 30, 2003, other real estate owned consisted of five income producing properties totaling $16.9 million.

     As of June 30, 2003 and December 31, 2002, other loans of concern totaled $27.5 million and $35.5 million, respectively. Other loans of concern consist of loans with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category. The decrease in other loans of concern for the six months ended June 30, 2003 was primarily due to $4.4 million of loans being paid-off, and $13.6 million of loans migrating to nonaccrual status, partially offset by $10.2 million of new other loans of concern.

     The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

	For the Six	For the Year
	Months Ended	Ended
	June 30,	December 31,
	2003	2002

	(dollars in thousands)
Balance at beginning of period	$33,009	$26,650
Provision for loan losses	6,350	9,030
Additions related to acquisitions	—	2,048
Charge-offs	(5,848)	(4,730)
Recoveries	7	11

Net charge-offs	(5,841)	(4,719)

Balance at end of period	$33,518	$33,009

Allowance for loan losses as a percentage of loans and loans held in trust, net	2.49%	2.24%

Liquidity

     Liquidity refers to our ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans. We maintain a cash and investment securities portfolio designed to satisfy operating liquidity requirements while preserving capital and maximizing yield. As of June 30, 2003, we held $133.1 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $41.1 million of investment securities classified as available for sale.

     Short-term fixed income investments classified as cash equivalents consisted of interest-bearing deposits at financial institutions, government money market funds and short-term government agency securities, while investment securities available for sale consisted primarily of fixed income instruments, which were rated “AAA”, or equivalent by nationally recognized rating agencies. In addition, our liquidity position is supported by a credit facility with the Federal Home Loan Bank of San Francisco. As of June 30, 2003, we had remaining available borrowing capacity under this credit facility of $233.5 million, net of the $12.3 million of additional Federal Home Loan Bank Stock that we would be required to purchase to support those additional borrowings, and $30.0 million of unused federal funds credit facilities under established lines of credit with two banks.

Capital Resources

     As of June 30, 2003, the Bank’s Leverage (Core), Tier I and Total Risk-Based capital ratios were 13.64%, 15.26% and 16.53%, respectively. These ratios were 13.02%, 13.18% and 14.44%, respectively, as of December 31, 2002. The minimum regulatory requirement for Leverage (Core), Tier I and Total Risk-Based capital are 4.0%, 4.0% and 8.0%, respectively. As of June 30, 2003, the Bank’s capital position was designated as “well capitalized” for regulatory purposes.

     At June 30, 2003, shareholders’ equity totaled $175.4 million or 11.22 percent of total assets. The Company’s book value per share of common stock was $30.28 as of June 30, 2003, as compared to $27.11 as of December 31, 2002, and $25.23 as of June 30, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in our annual report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of June 30, 2003 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     (b)  Changes in Internal Control over Financial Reporting: During the quarter ended June 30, 2003, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

We are party to certain legal proceedings incidental to our business. Management believes that the outcome of such proceedings, in the aggregate, will not have a material effect on our financial condition or results of operations.

Item 2.   Changes in Securities

Not applicable.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)	See exhibit index

(b)	During the second quarter of 2003, we filed or furnished the following reports on Form 8-K

Item #	Item Description	Filing Date

5 & 7	Announcement of Annual Shareholders Meeting Press Release	April 30, 2003

7 & 12	First Quarter Earnings Press Release	May 8, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITLA CAPITAL CORPORATION

Date:August 14, 2003	/s/ George W. Haligowski

George W. Haligowski Chairman of the Board, President and Chief Executive Officer

Date:August 14, 2003	/s/ Timothy M. Doyle

Timothy M. Doyle Senior Managing Director and Chief Financial Officer

EXHIBIT INDEX

Regulation		Reference to Prior
S-K		Filling or Exhibit
Exhibit		Number Attached
Number	Document	Hereto

3.1	Certificate of Incorporation	**

3.2	Bylaws, as amended	******

4	Instruments Defining the Rights of Security Holders, Including Indentures	None

10.1	1995 Stock Option Plan For Nonemployee Directors	*

10.2	1995 Employee Stock Incentive Plan	*******

10.3	Nonqualified Deferred Compensation Plan	***

10.4	Supplemental Salary Savings Plan	*

10.5	Data Processing Agreement	*

10.6	Employment Agreement with George W. Haligowski	*

10.7	Change of Control Agreements	***

10.8	Recognition and Retention Plan	**

10.9	Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors	**

10.10	Supplemental Executive Retirement Plan	***

10.11	ITLA Capital Corporation Rabbi Trust Agreement	***

10.12	Salary Continuation Plan	****

10.13	Licensing Agreement, dated October 30, 2002, between Imperial Capital Bank and Beneficial Franchise Company, Inc.	********

10.14	Amended and Restated Sale and Servicing Agreement for RALs and RACs, dated as of January 3, 2003, between Imperial Capital Bank, Household Tax Masters Inc., and Household Tax Masters Acquisition Corporation	********

11	Statement Regarding Computation of Per Share Earnings	None

13	Quarterly Report to Security Holders	None

15	Letter Regarding Unaudited Interim Financial Information	None

18	Letter Regarding Change in Accounting Principles	None

19	Report furnished to Security Holders	None

22	Published Report Regarding Matters Submitted to Vote of Security Holders	None

23	Consent of Experts	None

24	Power of Attorney	None

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	31.1

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	31.2

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	32

*	Filed as an exhibit to Imperial Thrift and Loan Association’s Registration Statement on Form S-1 (File No. 33-96518) filed with the Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.

**	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on May 10, 1996, pursuant to Section 5 of the Securities Act of 1933.

***	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 (File No. 0-26960).

****	Filed as an exhibit to the Company’s Registrant’s Form 10-K for the year ended December 31, 2000 (File No. 0-26960).

*****	Filed as an exhibit to the Company’s Registrant’s Form 10-K for the year ended December 31, 2001 (File No. 0-26960).

******	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-26960).

*******	Filed as an appendix to the Company’s definitive proxy materials filed on June 29, 2001.

********	Filed as an exhibit to the Current Report on Form 8-K filed by the Company on February 5, 2003 (File No. 0-26960). Portions of this exhibit have been omitted pursuant to a request for confidential treatment granted by the Commission.