Form 10-Q
period 2003-09-30
ITLA CAPITAL CORP
filed 2003-11-14
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐.

Number of shares of common stock of the registrant: 6,053,669 outstanding as of November 4, 2003.

ITLA CAPITAL CORPORATION
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

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

PART I – FINANCIAL INFORMATION

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2003	December 31,
	(unaudited)	2002

	(in thousands except share amounts)
Assets
Cash and cash equivalents	$85,592	$160,848
Investment securities available for sale, at fair value	46,015	54,677
Stock in Federal Home Loan Bank	15,887	16,934
Loans, net (net of allowance for loan losses of $31,244 and $31,081 as of September 30, 2003 and December 31, 2002, respectively)	1,332,098	1,316,298
Real estate loans held in trust, net (net of allowance for loan losses of $1,928 as of September 30, 2003 and December 31, 2002)	85,195	121,936
Interest receivable	8,331	9,158
Other real estate owned, net	14,767	12,593
Premises and equipment, net	5,381	4,197
Deferred income taxes	13,923	13,822
Goodwill	3,118	3,118
Other assets	16,667	8,384

Total assets	$1,626,974	$1,721,965

Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$987,418	$1,065,911
Federal Home Loan Bank advances	317,735	338,685
Collateralized mortgage obligations	32,550	69,077
Accounts payable and other liabilities	27,987	10,006

Total liabilities	1,365,690	1,483,679

Commitments and contingencies
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	81,797	81,595
Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 8,261,408 and 8,226,414 issued as of September 30, 2003 and December 31, 2002, respectively	59,748	58,841
Retained earnings	159,691	135,773
Accumulated other comprehensive income	126	435

	219,565	195,049
Less treasury stock, at cost 2,489,826 and 2,447,656 shares as of September 30, 2003 and December 31, 2002, respectively	(40,078)	(38,358)

Total shareholders’ equity	179,487	156,691

Total liabilities and shareholders’ equity	$1,626,974	$1,721,965

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands except per share amounts)
Interest income:
Loans, including fees	$24,802	$24,020	$78,877	$70,598
Real estate loans held in trust	1,407	2,458	5,036	7,960
Cash and investment securities	866	902	4,597	2,427

Total interest income	27,075	27,380	88,510	80,985

Interest expense:
Deposit accounts	5,544	6,815	18,681	22,203
Federal Home Loan Bank advances	1,367	1,422	3,855	4,310
Collateralized mortgage obligations	204	563	885	1,852

Total interest expense	7,115	8,800	23,421	28,365

Net interest income before provision for loan losses	19,960	18,580	65,089	52,620
Provision for loan losses	750	2,700	7,100	6,125

Net interest income after provision for loan losses	19,210	15,880	57,989	46,495

Non-interest income:
Premium on sale of loans, net	—	—	8,983	—
Late and collection fees	61	38	192	157
Other	716	(92)	5,379	16

Total non-interest income	777	(54)	14,554	173

Non-interest expense:
Compensation and benefits	4,610	3,303	14,735	9,781
Occupancy and equipment	1,236	777	3,502	2,232
Other	3,112	2,379	9,755	7,076

Total general and administrative	8,958	6,459	27,992	19,089

Real estate owned expense, net	220	71	373	325
Provision for losses on other real estate owned	—	—	370	796
Loss (gain) on sale of other real estate owned, net	389	—	60	(75)

Total real estate owned expense, net	609	71	803	1,046

Total non-interest expense	9,567	6,530	28,795	20,135

Income before provision for income taxes and minority interest in income of subsidiary	10,420	9,296	43,748	26,533
Minority interest in income of subsidiary	1,540	815	4,506	2,411

Income before provision for income taxes	8,880	8,481	39,242	24,122
Provision for income taxes	3,473	3,326	15,324	9,443

NET INCOME	$5,407	$5,155	$23,918	$14,679

BASIC EARNINGS PER SHARE	$0.90	$0.86	$3.97	$2.45

DILUTED EARNINGS PER SHARE	$0.83	$0.80	$3.69	$2.29

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,

	2003	2002

	(in thousands)
Cash Flows From Operating Activities:
Net Income	$23,918	$14,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,119	674
Amortization of premium on purchased loans	1,549	1,532
Amortization of original issue discount on collateralized mortgage obligations	57	136
Accretion of deferred loan origination fees, net of costs	(1,992)	(868)
Provision for loan losses	7,100	6,125
Provision for losses on other real estate owned	370	796
Loss (gain) on sales of other real estate owned	60	(75)
Decrease in interest receivable	827	2,127
Increase in other assets	(8,283)	(912)
Increase (decrease) in accounts payable and other liabilities	17,981	(2,899)
Other operating activities, net	250	(32)

Net cash provided by operating activities	42,956	21,283

Cash Flows From Investing Activities:
Proceeds from securitization and sale of real estate loans	—	98,155
Decrease (increase) in loans, net	23,706	(63,527)
Net cash paid to acquire Asahi Bank of California	—	(14,872)
Repayment of real estate loans held in trust	35,543	28,774
Purchase of loans	(54,040)	(30,084)
Purchases of investment securities available for sale	(34,363)	(77,670)
Proceeds from the maturity and calls of investment securities available for sale	42,365	55,000
Decrease (increase) in stock in Federal Home Loan Bank	1,047	(2,990)
Proceeds from sale of other real estate owned	6,471	2,720
Other investing activities, net	(1,793)	(1,822)

Net cash provided by (used in) investing activities	18,936	(6,316)

Cash Flows From Financing Activities:
Decrease in deposit accounts	(78,493)	(68,938)
Net (repayment of) proceeds from borrowings from the Federal Home Loan Bank	(20,950)	59,800
Repayment of Asahi repurchase agreement, net	—	(14,693)
Principal payments on collateralized mortgage obligations	(36,584)	(30,384)
Cash paid to acquire treasury stock	(1,720)	(2,343)
Proceeds from exercise of employee stock options	599	184

Net cash used in financing activities	(137,148)	(56,374)

Net decrease in cash and cash equivalents	(75,256)	(41,407)
Cash and cash equivalents at beginning of period	160,848	134,241

Cash and cash equivalents at end of period	$85,592	$92,834

Supplemental Cash Flow Information:
Cash paid during the period for interest	$28,116	$28,473
Cash paid during the period for income taxes	$16,260	$10,225
Non-cash Investing Transactions:
Loans transferred to other real estate owned	$9,075	$4,258

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

     The unaudited consolidated financial statements of ITLA Capital Corporation (the “Company”) included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the results of operations and financial position of the Company, as of and for the interim periods indicated. The unaudited consolidated financial statements include the accounts of ITLA Capital Corporation and its wholly-owned subsidiaries, Imperial Capital Bank (the “Bank”), Imperial Capital Real Estate Investment Trust (“Imperial Capital REIT”), ITLA Capital Statutory Trust I (“Trust I”), ITLA Capital Statutory Trust II (“Trust II”), ITLA Capital Statutory Trust III (“Trust III”), ITLA Capital Statutory Trust IV (“Trust IV”), and ITLA Capital Statutory Trust V (“Trust V”). All intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain amounts in prior periods have been reclassified to conform to the presentation in the current period. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations for the remainder of the year.

     These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2002.

NOTE 2 – ACCOUNTING FOR STOCK-BASED COMPENSATION

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the provisions of SFAS No. 148 effective in the first quarter of 2003.

     The Company has stock-based compensation plans. These plans are accounted for under APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, no compensation costs have been recognized in the accompanying unaudited consolidated statements of income. The Company applies SFAS No. 123 for disclosure purposes only. SFAS No. 123 disclosures include pro forma net income and earning per share as if the fair value-based method of accounting had been used. If compensation had been determined based on SFAS No. 123, the Company’s pro forma net income and pro forma per share data would be as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
Net income, as reported	$5,407	$5,155	$23,918	$14,679
Less: Stock-based employee compensation expense determined under the fair value method, net of tax	356	348	996	628

Pro forma net income	$5,051	$4,807	$22,922	$14,051

Earnings per share:
Basic – as reported	$0.90	$0.86	$3.97	$2.45
Basic – pro forma	$0.84	$0.81	$3.81	$2.35
Diluted – as reported	$0.83	$0.80	$3.69	$2.29
Diluted – pro forma	$0.77	$0.75	$3.53	$2.19

     The fair value of each option grant was estimated on the date of grant using an option pricing model with the following weighted-average assumptions for option grants.

	Weighted-Average
	Assumptions for Option Grants

	2003	2002

Dividend Yield	0.00%	0.00%
Expected Volatility	36.24%	31.36%
Risk-Free Interest Rates	4.17%-4.34%	4.62%-4.88%
Expected Lives	Seven Years	Seven Years

NOTE 3 – EARNINGS PER SHARE

     Basic Earnings Per Share (“Basic EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted Earnings Per Share (“Diluted EPS”) reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which shared in the Company’s earnings.

The following is a reconciliation of the calculation of Basic EPS and Diluted EPS:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,

		Weighted-			Weighted-
		Average	Per		Average	Per
	Net	Shares	Share	Net	Shares	Share
	Income	Outstanding	Amount	Income	Outstanding	Amount

	(in thousands, except per share data)
2003
Basic EPS	$5,407	6,031	$0.90	$23,918	6,019	$3.97
Effect of dilutive stock options	—	517	(0.07)	—	471	(0.28)

Diluted EPS	$5,407	6,548	$0.83	$23,918	6,490	$3.69

2002
Basic EPS	$5,155	5,966	$0.86	$14,679	5,984	$2.45
Effect of dilutive stock options	—	469	(0.06)	—	429	(0.16)

Diluted EPS	$5,155	6,435	$0.80	$14,679	6,413	$2.29

     NOTE 4 – COMPREHENSIVE INCOME

     Comprehensive income, which encompasses net income and the net change in unrealized gains (losses) on investment securities available for sale, is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(in thousands)
Net Income	$5,407	$5,155	$23,918	$14,679
Other comprehensive (loss) income:
Unrealized (loss) gain on investment securities available for sale, net of tax (benefit) expense of ($70) and $141 for the three months ended September 30, 2003 and 2002, and net of tax (benefit) expense of ($198) and $297 for the nine months ended September 30, 2003 and 2002, respectively.	(110)	212	(309)	445

Comprehensive income	$5,297	$5,367	$23,609	$15,124

NOTE 5 – IMPAIRED LOANS RECEIVABLE

     As of September 30, 2003 and December 31, 2002, the recorded investment in impaired loans and impaired real estate loans held in trust was $11.3 million and $16.0 million, respectively. The average recorded investment in impaired loans was $10.6 million for the three months ended September 30, 2003 and $7.8 million for the same period last year. The average recorded investment in impaired loans was $13.3 million for the nine months ended September 30, 2003 and $10.8 million for the same period last year. Interest income recognized on impaired loans totaled $120,000 and $377,000 for the three and nine months ended September 30, 2003 as compared to $89,000 and $169,000 for the same periods last year.

NOTE 6 – RESIDUAL INTEREST IN SECURITIZATION

     During the first quarter of 2002, the Company formed a limited liability company to issue $86.3 million of asset-backed notes in a securitization of substantially all of the Company’s residential loan portfolio. The Company recognized a gain of $3.7 million on the securitization of these loans, which was included in other non-interest income within the consolidated statement of income. Concurrent with recognizing such gain on sale, the Company recorded a residual interest of $5.6 million, which represented the present value of future cash flows (spread and fees) that are estimated to be received over the life of the loans. The residual interest is recorded on the consolidated balance sheet in “Investment securities available for sale, at fair value”. The value of the residual interest is subject to substantial credit, prepayment, and interest rate risk on the sold residential loans. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the residual interest is classified as “available-for-sale” and, as such, recorded at fair value with the resultant changes in fair value recorded as accumulated unrealized gain or loss in a separate component of shareholders’ equity entitled “accumulated other comprehensive income or loss”, until realized. Fair value is estimated on a monthly basis based on a discounted cash flow analysis. These cash flows are estimated over the lives of the receivables using prepayment, default, and interest rate assumptions that management believes market participants would use for similar financial instruments.

     During the nine months ended September 30, 2003, the Company recognized an other than temporary impairment of $750,000 in connection with its residual interest. Impairments that are deemed to be other than temporary are charged to income as other expense. In evaluating impairments as other than temporary the Company considers credit risk, as well as the magnitude and trend of default rates and prepayment speeds of the underlying residential loans.

     At September 30, 2003 and December 31, 2002, key economic assumptions and the sensitivity of the current fair value of the residual interest based on projected cash flows to immediate adverse changes in those assumptions are as follows:

	September 30,	December 31,
	2003	2002

Dollars in thousands
Fair value of retained interest	$5,368	$5,619
Weighted average life (in years) - securities	0.90	1.49
Weighted average life (in years) - residual interest	4.39	4.70
Weighted average annual prepayment speed	35.0%	35.0%
Impact of 10% adverse change	$(74)	$(23)
Impact of 25% adverse change	$(193)	$(59)
Weighted average annual discount rate	15.0%	15.0%
Impact of 10% adverse change	$(306)	$(167)
Impact of 25% adverse change	$(737)	$(404)
Weighted average lifetime credit losses	3.3%	3.3%
Impact of 10% adverse change	$(163)	$(285)
Impact of 25% adverse change	$(407)	$(678)

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

     In January 2003, FASB issued FIN 46, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46 establishes the criteria used to identify variable interest entities and to determine whether or not to consolidate a variable interest entity. Under the criteria established by FIN 46, the Company believes it may be required to de-consolidate its trust subsidiaries. The result will be to recognize investments in its trust subsidiaries in other assets, to report the amount of subordinated debentures issued by the Company to its trust subsidiaries in the liability section of the Company’s consolidated balance sheets, and to recognize the interest expense in the subordinated debentures in the consolidated statements of income. Prior to FIN 46, the Company consolidated its trust subsidiaries and reported trust preferred securities in the mezzanine section of the Company’s consolidated balance sheets and recognized the proportionate share of income attributable to the preferred shareholders as minority interest in income of subsidiary in the consolidated statements of income. This interpretation was effective immediately for variable interest entities created after January 31, 2003 and was initially to be effective for variable interest entities acquired prior to February 1, 2003, in the quarter ended September 30, 2003. Effective October 9, 2003, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral will require that public companies adopt the provisions of FIN 46 for periods ending after December 15, 2003.

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

     The reporting requirements of SFAS No. 150 are effective July 1, 2003. As a result of this new standard, should the adoption of FIN 46 not otherwise require de-consolidation of the trusts, the Company would be required to reclassify its trust preferred securities, presented on the consolidated balance sheets as “Guaranteed preferred beneficial interest in the Company’s junior subordinated deferrable interest debentures, net”, to liabilities and recognize the related expense within the consolidated statements of income as interest expense rather than minority interest in income of subsidiary. On October 29, 2003, the FASB agreed to defer provisions related to mandatorily redeemable financial instruments to periods beginning after December 15, 2004.

     The adoption of FIN 46 and SFAS No. 150 will not have a material impact on the results of operations or the financial position of the Company but will require the restatement of certain financial ratios, such as net interest margin and efficiency ratios, for all periods presented.

NOTE 8 – BUSINESS SEGMENT INFORMATION

     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires disclosure of segment information in a manner consistent with the “management approach”. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.

     The main factors used to identify operating segments were the specific product and business lines of the various operating segments of the Company. Operating segments are organized separately by product and service offered. We have identified one operating segment that meets the criteria of being a reportable segment in accordance with the provisions of SFAS No. 131. This reportable segment is the origination and purchase of loans, which by its legal form, is identified as operations of the Bank and Imperial Capital REIT. This segment derives the majority of its revenue by originating and purchasing loans. Other operating segments of the Company that did not meet the criteria of being a reportable segment in accordance with SFAS No. 131 have been aggregated and reported as “All Other”. Substantially all of the transactions from the Company’s operating segments occur in the United States. The Company has no transactions with a single external customer that exceeds ten percent of the Company’s consolidated revenues.

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

	Lending
	Operations	All Other	Eliminations	Consolidated

For the three months ended September 30,
2003
Revenues from external customers	$27,631	$221	$—	$27,852
Total interest income	26,916	1,971	(1,812)	27,075
Total interest expense	7,308	1,554	(1,747)	7,115
Net Income	$6,896	$5,396	$(6,885)	$5,407
2002
Revenues from external customers	$27,021	$305	$—	$27,326
Total interest income	27,059	1,351	(1,030)	27,380
Total interest expense	9,065	765	(1,030)	8,800
Net Income	$6,263	$5,126	$(6,234)	$5,155
For the nine months ended September 30,
2003
Revenues from external customers	$102,659	$405	$—	$103,064
Total interest income	88,316	5,343	(5,149)	88,510
Total interest expense	23,906	4,623	(5,108)	23,421
Net Income	$29,190	$23,885	$(29,157)	$23,918
2002
Revenues from external customers	$80,907	$251	$—	$81,158
Total interest income	80,960	3,108	(3,083)	80,985
Total interest expense	29,124	2,324	(3,083)	28,365
Net Income	$18,918	$14,614	$(18,853)	$14,679

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis is intended to identify the major factors that influenced the financial condition and results of operations for the three and nine months ended September 30, 2003.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

General

     Consolidated net income was at $5.4 million and $5.2 million for the three months ended September 30, 2003 and 2002, respectively. Diluted EPS was $0.83 for the three months ended September 30, 2003 compared to $0.80 for the same period last year, an increase of $0.03 per diluted share. The increase in net income was primarily due to increases in net interest income and non-interest income, partially offset by increases in non-interest expense and minority interest in income of subsidiary.

     The increase in net interest income from prior year was a result of the increase in the average balance of loans outstanding and the decline in average cost of funds due to our interest bearing liabilities repricing to lower current market interest rates. A significant portion of the loan portfolio is not subject to downward pricing adjustment due to interest rate floors. The resulting increase in net interest income was partially offset by a decline in the yield of the loan portfolio as higher yielding loans were repaid and replaced by new loan production at lower current market interest rates.

     The return on average assets was 1.42% for the three months ended September 30, 2003 compared to 1.49% for the same period last year. The return on average shareholders’ equity was 12.02% for the three months ended September 30, 2003, compared to 13.64% for the same period last year.

     Total loan production was $279.6 million for the three months ended September 30, 2003, consisting of the origination and/or acquisition of $230.4 million of commercial real estate loans, $21.6 million of franchise loans, and $27.6 million of film finance loans. The Bank’s loan production for the same period last year was $144.7 million, consisting of originated and/or acquired commercial real estate loans.

     The increase in non-interest income was primarily due to income earned in connection with the Bank’s refund anticipation loan (“RAL”) program and its strategic relationship with Household International, Inc. (“Household”). Because the origination of loans under the RAL program results from the filing of individual income tax returns, transaction activity is concentrated most heavily during the tax season. This results in the Company earning most of its RAL program income in the first quarter of the year. We expect that our financial results for the remaining quarter of 2003 will not be significantly impacted by the RAL program due to the seasonal nature of the business.

Net Interest Income and Margin

     The following table presents, for the three months ended September 30, 2003 and 2002, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

	For the Three Months Ended September 30,

	2003			2002

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(dollars in thousands)
Assets
Cash and investments	$110,343	$866	3.11%	$69,738	$902	5.13%
Loans receivable:
Loans	1,279,054	24,802	7.69%	1,147,784	24,020	8.30%
Real estate loans held in trust	88,960	1,407	6.27%	138,906	2,458	7.02%

Total loans receivable	1,368,014	26,209	7.60%	1,286,690	26,478	8.16%

Total interest-earning assets	1,478,357	$27,075	7.27%	1,356,428	$27,380	8.01%

Non-interest-earning assets	66,405			45,321
Allowance for loan losses	(33,456)			(30,156)

Total assets	$1,511,306			$1,371,593

Liabilities and Shareholders’ Equity
Deposit accounts:
Money market and passbook accounts	$169,417	$659	1.54%	$136,569	$642	1.87%
Time certificates	753,880	4,885	2.57%	754,340	6,173	3.25%

Total deposit accounts	923,297	5,544	2.38%	890,909	6,815	3.03%
Collateralized mortgage obligations	37,453	204	2.16%	83,530	563	2.67%
FHLB advances	236,539	1,367	2.29%	211,101	1,422	2.66%

Total interest-bearing liabilities	1,197,289	$7,115	2.36%	1,185,540	$8,800	2.94%

Non-interest-bearing liabilities	53,818			7,884
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures	81,775			28,174
Shareholders’ equity	178,424			149,995

Total liabilities and shareholders’ equity	$1,511,306			$1,371,593

Net interest spread			4.91%			5.07%

Net interest income before provision for loan losses		$19,960			$18,580

Net interest margin			5.36%			5.43%

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

	For the Three Months Ended
	September 30, 2003 and 2002
	Increase (Decrease) Due to:

	Rate	Volume	Total

		(In thousands)
Interest and fees earned from:
Cash and investment securities	$(354)	$318	$(36)
Loans	(1,615)	2,397	782
Real estate loans held in trust	(263)	(788)	(1,051)

Total increase (decrease) in interest income	(2,232)	1,927	(305)

Interest paid on:
Deposit accounts	(1,464)	193	(1,271)
Collateralized mortgage obligations	(107)	(252)	(359)
FHLB advances	(200)	145	(55)

Total increase (decrease) in interest expense	(1,771)	86	(1,685)

Increase (decrease) in net interest income	$(461)	$1,841	$1,380

     Total interest income decreased $0.3 million to $27.1 million in the third quarter of 2003 as compared to $27.4 million for the same period last year. The net decrease in interest income was primarily attributable to the decrease of 74 basis points in the yields earned on interest earning assets partially offset by an increase of $121.9 million in interest earning assets.

     The average balance of loans held by the Bank was $1.3 billion and $1.1 billion for the three months ended September 30, 2003 and 2002, respectively. Loans secured by income producing properties and construction loans had an average balance of $1.1 billion during the quarter ended September 30, 2003 and 2002. The average balance of franchise loans was $64.1 million and $62.3 million during the quarter ended September 30, 2003 and 2002, respectively. The average balance of film finance loans was $87.6 million during the quarter ended September 30, 2003. We acquired the Lewis Horwitz Organization (“LHO”) during the fourth quarter of 2002 to originate film finance loans.

     The average balance of real estate loans held in trust decreased to $89.0 million for the three months ended September 30, 2003 as compared to $138.9 million for the same period last year. This decrease was due to loan prepayments and principal amortization.

     The average balance of our cash and investments increased to $110.3 million in the third quarter of 2003 compared to $69.7 million during the same period last year. The increase in our average cash and investments was attributable to the increased liquidity that was maintained in connection with the Bank’s RAL program. The decline in the average yield earned on cash and investments from 5.13% during the third quarter of 2002 to 3.11% during the third quarter of 2003 was primarily caused by lower yields earned on short-term and overnight investments.

     The average yield earned on total loans decreased to 7.60% in the quarter ended September 30, 2003 as compared to 8.16% in the same period last year. The decline in our yield was primarily caused by higher yielding loans being repaid and replaced by new loan production at lower current market interest rates. Our commercial real estate loan portfolio is primarily comprised of adjustable rate mortgages indexed to six month LIBOR. Approximately 94.5% of our real estate loan portfolio (including real estate loans held in trust) are adjustable rate mortgages at September 30, 2003. These adjustable rate mortgages generally reprice on a quarterly basis and approximately $1.2 billion or 89.0% of our real estate loan portfolio contain interest rate floors, below which the loans’ contractual interest rate may not adjust. At September 30, 2003, the weighted average floor interest rate of these loans was 7.0%. At that date, approximately $1.2 billion or 97.4% of those loans were at the floor interest rate, approximately $20.8 million or 1.7% were within 50 basis points of their floor interest rate, and approximately $1.8 million or 0.1% were greater than 50 but less than 100 basis points from their floor interest rate.

     Total interest expense decreased by $1.7 million to $7.1 million in the third quarter of 2003, compared to $8.8 million for the same period last year. This decrease was primarily attributable to lower interest rates paid on all interest bearing liabilities and lower average balances on our Collateralized Mortgage Obligations (“CMOs”) partially offset by higher average balances on deposit accounts and Federal Home Loan Bank (“FHLB”) advances.

     Our average cost of funds decreased to 2.36% during the three month period ended September 30, 2003, compared to 2.94% for the same period last year. This decrease in funding costs was due primarily to lower rates being paid on our deposit accounts and CMOs as compared to the same period last year as a result of the general decline in market interest rates. The average rate paid on deposit accounts was 2.38% during the three months ended September 30, 2003 as compared to 3.03% for the same period last year. The average rate paid on the CMOs was 2.16% during the three months ended September 30, 2003 compared to 2.67% for the same period last year. The average balance of deposit accounts increased $32.4 million to $923.3 million for the three months ended September 30, 2003 as compared to $890.9 million for the same period last year. The average balance of our CMOs was $37.5 million during the third quarter of 2003, compared to $83.5 million for the same period last year reflecting the decline in the related real estate loans held in trust. FHLB advances averaged $236.5 million in the current quarter, compared to $211.1 million for the same period last year.

     Net interest margin decreased to 5.36% for the three months ended September 30, 2003 as compared to 5.43% for the same period last year primarily due to higher yielding loans within the Bank’s loan portfolio being repaid and replaced by new loan production at lower current market rates. Additionally, the loans held by the REIT are repricing to lower interest rates slightly faster than the related CMOs.

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

     Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of nonperforming assets. Management believes that the allowance for loan losses as of September 30, 2003 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by the Bank’s regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

     The consolidated provision for loan losses totaled $750,000 for the third quarter of 2003, compared to $2.7 million for the same period last year. The current period provision for loan losses was recorded to provide for reserves adequate to absorb known and inherent risks of losses in the loan portfolio. Our assessment of the provision for loan losses includes a valuation of certain nonperforming loans and other loans of concern. The prior year provision included specific reserves related to certain nonperforming loans and other loans of concern. The allowance for loan losses was 2.29% of total loans and real estate loans held in trust at September 30, 2003 as compared to 2.24% at December 31, 2002. During the quarters ended September 30, 2003 and 2002, we had net loan charge-offs of $1.1 million and $1.0 million, respectively. See also – “Financial Condition – Credit Risk”.

Non-Interest Income

     Non-interest income increased to $777,000 for the three months ended September 30, 2003, compared to a net loss of $54,000 for the same period last year. Substantially all of the increase was due to residual income earned in connection with the RAL program.

Non-Interest Expense

     Non-interest expense totaled $9.6 million for the three months ended September 30, 2003, compared to $6.5 million for the same period last year. The increase was attributable to the acquisition of LHO, additions relating to the Bank’s franchise lending origination staff, the development of Imperial Capital Express (“ICE”) (the Bank’s small balance commercial real estate lending platform), and certain continuing infrastructure and personnel costs incurred in connection with the Bank’s charter conversion. Our efficiency ratio (defined as recurring general and administrative expenses as a percentage of net revenue) was 43.20 percent in the third quarter of 2003 as compared to 34.86 percent for the same period in 2002.

Minority Interest in Income of Subsidiary

     Minority interest in income of subsidiary, consisting of trust income earned by holders of our trust preferred securities, was $1.5 million during the three month period ended September 30, 2003 as compared to $815,000 for the same period last year. On a period-to-period comparison, the increase was primarily due to the issuance of the $55.0 million of additional trust preferred securities during the fourth quarter of 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

General

     Consolidated net income totaled $23.9 million for the nine months ended September 30, 2003 compared to $14.7 million for the same period last year. Diluted EPS was $3.69 for the nine months ended September 30, 2003, compared to $2.29 for the same period last year, an increase of $1.40 per diluted share. The increase in net income was primarily due to increases in net interest income and non-interest income, partially offset by increases in the provision for loan losses, non-interest expense and minority interest in income of subsidiary. Net interest income improved from prior year primarily as a result of the increase in average balance of loans outstanding, increased interest income from cash and investment securities and a decline in the average cost of funds due to its interest bearing liabilities repricing to lower current market interest rates. These increases were partially offset by a decline in net interest income of the REIT, a decline in the yield on cash and investment securities, and a decline in the yield of the loan portfolio, as higher yielding loans were repaid and replaced by new loan production at lower current market interest rates. The increase in non-interest income was primarily due to the Bank’s RAL program and its strategic relationship with Household.

     The return on average assets was 1.80% for the nine months ended September 30, 2003, compared to 1.44% for the same period last year. The return on average shareholders’ equity was 18.50% for the nine months ended September 30, 2003, compared to 13.54% for the same period last year.

     Total loan production was $525.4 million for the nine months ended September 30, 2003, compared to $374.6 million for the same period last year. During the current nine month period, the Bank originated and/or purchased $439.5 million of commercial real estate loans, $52.0 million of film finance loans and $33.9 million of franchise loans. Loan production for the same period last year consisted of $331.8 million of originated and/or acquired commercial real estate loans, including $36.8 million of loans acquired from Asahi Bank of California and $6.0 million of acquired franchise loans.

Net Interest Income and Margin

     The following table presents, for the nine months ended September 30, 2003 and 2002, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

	For the Nine Months Ended September 30,

	2003			2002

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(dollars in thousands)
Assets
Cash and investments	$340,725	$4,597	1.80%	$69,626	$2,427	4.66%
Loans receivable:
Loans	1,291,178	78,877	8.17%	1,123,084	70,598	8.40%
Real estate loans held in trust	104,286	5,036	6.46%	148,589	7,960	7.16%

Total loans receivable	1,395,464	83,913	8.04%	1,271,673	78,558	8.26%

Total interest-earning assets	1,736,189	$88,510	6.82%	1,341,299	$80,985	8.07%

Non-interest-earning assets	76,308			54,522
Allowance for loan losses	(33,499)			(29,299)

Total assets	$1,778,998			$1,366,522

Liabilities and Shareholders’ Equity
Deposit accounts:
Money market and passbook accounts	$165,725	$1,954	1.58%	$149,874	$2,279	2.03%
Time certificates	822,742	16,727	2.72%	755,317	19,924	3.53%

Total deposit accounts	988,467	18,681	2.53%	905,191	22,203	3.28%
Collateralized mortgage obligations	51,011	885	2.32%	93,534	1,852	2.65%
FHLB advances	190,876	3,855	2.70%	186,328	4,310	3.09%

Total interest-bearing liabilities	1,230,354	$23,421	2.55%	1,185,053	$28,365	3.20%

Non-interest-bearing liabilities	294,084			8,403
Guaranteed preferred beneficial interests in Company’s junior subordinated deferrable interest debentures	81,707			28,153
Shareholders’ equity	172,853			144,913

Total liabilities and shareholders’ equity	$1,778,998			$1,366,522

Net interest spread			4.27%			4.87%

Net interest income before provision for loan losses		$65,089			$52,620

Net interest margin			5.01%			5.25%

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

	For the Nine Months Ended
	September 30, 2003 and 2002
	Increase (Decrease) Due to:

	Rate	Volume	Total

	(In thousands)
Interest and fees earned from:
Cash and investment securities	$(1,486)	$3,656	$2,170
Loans	(3,925)	12,204	8,279
Real estate loans held in trust	(779)	(2,145)	(2,924)

Total increase (decrease) in interest income	(6,190)	13,715	7,525

Interest paid on:
Deposit accounts	(5,093)	1,571	(3,522)
Collateralized mortgage obligations	(231)	(736)	(967)
FHLB advances	(547)	92	(455)

Total increase (decrease) in interest expense	(5,871)	927	(4,944)

Increase (decrease) in net interest income	$(319)	$12,788	$12,469

     Total interest income increased $7.5 million to $88.5 million in the nine months ended September 30, 2003, as compared to $81.0 million for the same period last year. The net increase in interest income was primarily attributable to the increase in the average volume of the Bank’s loans during the period and the additional interest income earned on the increased liquidity maintained in connection with the RAL program partially offset by a decline in the interest income earned by the REIT.

     The average balance of loans held by the Bank was $1.3 billion and $1.1 billion for the nine months ended September 30, 2003 and 2002, respectively. Loans secured by income producing properties and construction loans were essentially unchanged with an average balance of $1.1 billion during the nine months ended September 30, 2003 and 2002. The average balance of franchise loans was $58.7 million and $60.2 million during the nine months ended September 30, 2003 and 2002, respectively. The average balance of film finance loans was $102.9 million during the nine months ended September 30, 2003. We first began originating film finance loans during the fourth quarter of 2002 when we acquired LHO.

     The average balance of real estate loans held in trust decreased to $104.3 million for the nine months ended September 30, 2003 as compared to $148.6 million for the same period last year. This decrease was due to loan prepayments and principal amortization.

     The average balance of our cash and investments increased to $340.7 million for the nine months ended September 30, 2003 compared to $69.6 million during the same period last year. The increase in our average cash and investments was attributable to the increased liquidity maintained in connection with the RAL program. The decline in the average yield earned on cash and investments from 4.66% during the nine months ended September 30, 2002 to 1.80% during the same period in 2003 was caused by lower yields earned on short-term and overnight investments as a significant portion of our excess liquidity related to the RAL program was maintained in overnight investments. The decrease in the average yield was further impacted by the declining interest rate environment experienced during the current year.

     The average yield earned on loans decreased 22 basis points to 8.04% for the nine months ended September 30, 2003 compared to 8.26% in the same period last year. The decrease in the yield on loans was primarily due to higher yielding loans being repaid and replaced by new loan production at lower current market interest rates, offset in part by higher yields earned on our participation interests in RAL loans. Our commercial real estate loan portfolio is primarily comprised of adjustable rate mortgages indexed to the six month LIBOR.

     Total interest expense decreased by $5.0 million to $23.4 million for the nine months ended September 30, 2003, compared to $28.4 million for the same period last year. This decrease was primarily attributable to lower interest rates paid on all interest bearing liabilities and lower average balances on CMOs partially offset by higher average balances on deposit accounts and FHLB advances.

     Our average cost of funds decreased to 2.55% during the nine months ended September 30, 2003, compared to 3.20% for the same period last year. This decrease in funding costs was primarily due to the general decline in market interest rates during the current year, which has resulted in a continued decline in our cost of funds. The average rate paid on deposit accounts was 2.53% during the nine months ended September 30, 2003 compared to 3.28% for the same period last year. The average rate paid on the CMOs was 2.32% during the nine months ended September 30, 2003 compared to 2.65% for the same period last year. The average balance of deposit accounts increased $83.3 million to $988.5 million for the nine months ended September 30, 2003, compared to $905.2 million for the same period last year. The average balance of our CMOs was $51.0 million during the nine months ended September 30, 2003, compared to $93.5 million for the same period last year, reflecting the decline in the related real estate loans held in trust. FHLB advances averaged $190.9 million for the nine months ended September 30, 2003, compared to $186.3 million for the same period last year.

     Net interest margin decreased to 5.01% for the nine months ended September 30, 2003 compared to 5.25% for the same period last year. This decrease was primarily due to the significant increase in average interest-earning assets during the period and the 60 basis point decrease in net interest spread. The decrease in the net interest spread was caused by a 125 basis point decrease in the average yield earned on interest-earning assets primarily as a result of lower yields earned on short-term and overnight investments, partially offset by a 65 basis point decrease in cost of funds. A significant portion of our excess liquidity resulting from the RAL program was maintained in overnight investments at rates significantly below rates earned on other interest-earning assets.

Provision for Loan Losses

     The consolidated provision for loan losses totaled $7.1 million for the nine months ended September 30, 2003, compared to $6.1 million for the same period last year. The current period provision for loan losses was recorded to provide for reserves based on an analysis of the factors referred to previously and the valuation of certain nonperforming loans and other loans of concern. During the nine months ended September 30, 2003 and 2002, we had net loan charge-offs of $6.9 million and $3.2 million, respectively. The increase in charge-offs primarily related to one commercial real estate loan.

Non-Interest Income

     Non-interest income totaled $14.6 million for the nine months ended September 30, 2003, compared to $0.2 million for the same period last year. The increase was primarily attributable to fee income earned in connection with the RAL program consisting of $9.0 million of net premiums on the sale of RAL loans and $4.6 million of processing and administrative fees.

Non-Interest Expense

     Non-interest expense totaled $28.8 million for the nine months ended September 30, 2003, compared to $20.1 million for the same period last year. The increase in non-interest expense was primarily due to the acquisition of LHO, additions relating to the Bank’s franchise lending origination staff, the development of ICE (the Bank’s small balance commercial real estate lending platform), and infrastructure and personnel costs incurred in connection with the Bank’s charter conversion. Our efficiency ratio (defined as recurring general and administrative expenses as a percentage of net revenue) was 35.15 percent for the nine months ended September 30, 2003, compared to 36.16 percent for the same period in 2002.

Minority Interest in Income of Subsidiary

     Minority interest in income of subsidiary was $4.5 million during the nine month period ended September 30, 2003 compared to $2.4 million for the same period last year. The increase was primarily due to the issuance of $55.0 million of additional Trust Preferred securities during the fourth quarter of 2002.

FINANCIAL CONDITION

     Total assets decreased to $1.6 billion at September 30, 2003 as compared to $1.7 billion at December 31, 2002. At September 30, 2003, loans, net totaled $1.3 billion, including approximately $1.2 billion of commercial real estate loans, $80.1 million of franchise loans and $82.5 million of film finance loans. During the nine months ended September 30, 2003, the Bank’s loan portfolio increased $15.8 million and the REIT’s portfolio decreased $36.7 million. The decrease in the REIT’s loan portfolio reflects an increase in loan prepayments experienced during the nine months ended September 30, 2003 as compared to prior periods. Additionally, cash and cash equivalents decreased $75.3 million primarily as a result of reducing excess liquidity that was maintained to fund anticipated loan production at December 31, 2002. Total deposit accounts, which are concentrated in time certificates, declined to $1.0 billion at September 30, 2003 from $1.1 billion at December 31, 2002. FHLB advances decreased $21.0 million to $317.7 million at September 30, 2003, compared to $338.7 million at December 31,

2002. Management believes that a significant portion of deposits will remain with us upon maturity based on our historical experience regarding retention of deposits. CMOs decreased $36.5 million to $32.6 million at September 30, 2003 compared to $69.1 million at December 31, 2002 reflecting the decline in real estate loans held in trust. Accounts payable and other liabilities increased $18.0 million primarily as a result of outstanding checks and other liabilities related to the RAL program.

Residual Interest

     In the first quarter of 2002, we formed a limited liability company to issue $86.3 million of asset-backed notes in a securitization of substantially all of our residential loan portfolio. These notes were rated AAA by Standard & Poor’s, Aaa by Moody’s, and are insured by Financial Security Assurance. In the securitization, residential loans were sold to the limited liability company for a cash purchase price and an interest in the loans securitized in the form of the excess spread. The cash purchase price was raised through an offering of asset-backed notes issued by the limited liability company. Note holders are entitled to receive the principal collected on the loans and the stated interest rate on the notes. We are entitled to receive the excess spread. The excess spread generally represents, over the estimated life of the loans, the excess of the weighted average coupon on the loans sold over the sum of the note interest rate less other expenses including a trustee fee and an insurance fee. Valuation of the excess spread includes an estimate of annual future credit losses related to the loans securitized. These estimated cash flows are discounted when computing the value of the residual interest.

     We recognized a gain on the sale of these loans, although cash (representing the excess spread and servicing fees) is received by us over the lives of the loans. Concurrent with recognizing such gain on sale, we recorded the excess spread as a residual interest of $5.6 million which is included in our consolidated balance sheets as “Investment securities available for sale, at fair value.” The value of the residual interest is subject to substantial credit, prepayment and interest rate risk on the sold residential loans.

     In accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, we classified our residual interest as an “available-for-sale” asset and, as such, they are recorded at fair value with the resultant changes in fair value recorded as accumulated unrealized gain or loss in a separate component of shareholders equity entitled “accumulated other comprehensive income or loss”, until realized. We estimate fair value on a monthly basis based on a discounted cash flow analysis. These cash flows are estimated over the lives of the receivables using prepayment, default, and interest rate assumptions that we believe market participants would use for similar financial instruments.

     During the nine months ended September 30, 2003, we recognized an other than temporary impairment of $750,000 in connection with its residual interest. Impairments that are deemed to be other than temporary are charged to income, as other expense. In evaluating impairments as other than temporary we consider credit risk, as well as the magnitude and trend of default rates and prepayment speeds of the underlying residential loans.

     At September 30, 2003 and December 31, 2002, key economic assumptions and the sensitivity of the current fair value of the residual interest based on projected cash flows to immediate adverse changes in those assumptions is as follows:

	September 30,	December 31,
	2003	2002

Dollars in thousands
Fair value of retained interest	$5,368	$5,619
Weighted average life (in years) – securities	0.90	1.49
Weighted average life (in years) – residual interest	4.39	4.70
Weighted average annual prepayment speed	35.0%	35.0%
Impact of 10% adverse change	$(74)	$(23)
Impact of 25% adverse change	$(193)	$(59)
Weighted average annual discount rate	15.0%	15.0%
Impact of 10% adverse change	$(306)	$(167)
Impact of 25% adverse change	$(737)	$(404)
Weighted average lifetime credit losses	3.3%	3.3%
Impact of 10% adverse change	$(163)	$(285)
Impact of 25% adverse change	$(407)	$(678)

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

CREDIT RISK

Nonperforming Assets, Other Loans of Concern and Allowance for Loan Losses

     The following table sets forth our nonperforming assets by category and troubled debt restructurings as of the dates indicated.

	September 30,	December 31,
	2003	2002

	(dollars in thousands)
Nonaccrual loans:
Real estate	$3,756	$3,913
Franchise	823	1,986
Film finance	2,357	—

Total nonaccrual loans	6,936	5,899
Other real estate owned, net	14,767	12,593

Total nonperforming assets	21,703	18,492
Performing troubled debt restructurings	4,732	7,858

	$26,435	$26,350

Nonaccrual loans to total loans and real estate loans held in trust	0.48%	0.36%
Allowance for loan losses to nonaccrual loans	478.26%	555.61%
Nonperforming assets to total assets	1.33%	1.08%

     At September 30, 2003, other real estate owned consisted of four income producing properties totaling $14.8 million. Management periodically evaluates the estimated fair value of its other real estate owned properties. In connection with this process, we will be reviewing the valuation of certain properties during the fourth quarter of 2003. Any changes in fair value will be adjusted upon completion of these assessments.

     As of September 30, 2003 and December 31, 2002, other loans of concern totaled $27.5 million and $35.5 million, respectively. Other loans of concern consist of loans with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category. The decrease in other loans of concern for the nine months ended September 30, 2003 was primarily due to $5.6 million of loans being paid-off, and $15.4 million of loans migrating to nonaccrual status, partially offset by $13.1 million of new other loans of concern.

     The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

	For the Nine	For the Year
	Months Ended	Ended
	September 30,	December 31,
	2003	2002

	(dollars in thousands)
Balance at beginning of period	$33,009	$26,650
Provision for loan losses	7,100	9,030
Additions related to acquisitions	—	2,048
Charge-offs	(6,948)	(4,730)
Recoveries	11	11

Net charge-offs	(6,937)	(4,719)

Balance at end of period	$33,172	$33,009

Allowance for loan losses as a percentage of loans and loans held in trust, net	2.29%	2.24%

Liquidity

     Liquidity refers to our ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans. We maintain a cash and investment securities portfolio designed to satisfy operating liquidity requirements while preserving capital and maximizing yield. As of September 30, 2003, we held $85.6 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $46.0 million of investment securities classified as available for sale.

     Short-term fixed income investments classified as cash equivalents consisted of interest-bearing deposits at financial institutions, government money market funds and short-term government agency securities, while investment securities available for sale consisted primarily of fixed income instruments, which were rated “AAA”, or equivalent by nationally recognized rating agencies. In addition, our liquidity position is supported by a credit facility with the Federal Home Loan Bank of San Francisco. As of September 30, 2003, we had remaining available borrowing capacity under this credit facility of $152.6 million, net of the $8.0 million of additional Federal Home Loan Bank Stock that we would be required to purchase to support those additional borrowings, and $30.0 million of unused federal funds credit facilities under established lines of credit with two banks.

Capital Resources

     As of September 30, 2003, the Bank’s Leverage (Core), Tier I and Total Risk-Based capital ratios were 15.17%, 15.03% and 16.30%, respectively. These ratios were 13.02%, 13.18% and 14.44%, respectively, as of December 31, 2002. The minimum regulatory requirement for Leverage (Core), Tier I and Total Risk-Based capital are 4.0%, 4.0% and 8.0%, respectively. As of September 30, 2003, the most recent notification from its primary regulator categorized the Bank’s capital position as “well capitalized” under the regulatory framework for prompt corrective actions.

     At September 30, 2003, shareholders’ equity totaled $179.5 million, or 11.03 percent of total assets. Our book value per share of common stock was $31.10 as of September 30, 2003, as compared to $27.11 as of December 31, 2002, and $26.14 as of September 30, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in our annual report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2003 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     (b)  Changes in Internal Control over Financial Reporting: During the quarter ended September 30, 2003, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to certain legal proceedings incidental to our business. Management believes that the outcome of such proceedings, in the aggregate, will not have a material effect on our financial condition or results of operations.

Item 2.	Changes in Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) On July 30, 2003, the Company held its Annual Meeting of Shareholders.

(b) Shareholders voted on the following matters:

(i)	The election of Norval L. Bruce as director for a term to expire in 2006:

Votes	For	Against	Withheld

	5,088,232	0	204,546

(ii)	The election of Jeffrey L. Lipscomb as director for a term to expire in 2006:

Votes	For	Against	Withheld

	5,088,232	0	204,546

(iii)	The election of Preston Martin as director for a term to expire in 2006:

Votes	For	Against	Withheld

	5,118,307	0	174,471

(iv)	The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2003:

Votes	For	Against	Withheld

	5,174,042	118,736	0

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) See exhibit index

(b) During the third quarter of 2003, we filed or furnished the following reports on Form 8-K

Item #	Item Description	Filing Date

9	Materials presented at the Company’s Annual Meeting of Stockholders	July 30, 2003

7 & 12	Second Quarter Earnings Press Release	August 4, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITLA CAPITAL CORPORATION

Date: November 14, 2003	/s/ George W. Haligowski

George W. Haligowski
Chairman of the Board, President and
Chief Executive Officer

Date: November 14, 2003	/s/ Timothy M. Doyle

Timothy M. Doyle
Senior Managing Director and
Chief Financial Officer

EXHIBIT INDEX

Reference to
Prior Filling
or Exhibit
Number
Regulation S-K		Attached
Exhibit Number	Document	Hereto

3.1	Certificate of Incorporation	**

3.2	Bylaws, as amended	******

4	Instruments Defining the Rights of Security Holders, Including Indentures	None

10.1	1995 Stock Option Plan For Nonemployee Directors	*

10.2	1995 Employee Stock Incentive Plan	*******

10.3a	Nonqualified (Non-Employer Securities) Deferred Compensation Plan	10.3a

10.3b	Nonqualified (Employer Securities Only) Deferred Compensation Plan	10.3b

10.4	Supplemental Salary Savings Plan	*

10.5	Data Processing Agreement	*

10.6	Employment Agreement with George W. Haligowski	*

10.7	Change of Control Agreements	***

10.8	Recognition and Retention Plan	**

10.9	Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors	**

10.10	Supplemental Executive Retirement Plan	10.10

10.11	ITLA Capital Corporation Rabbi Trust Agreement	***

10.12	Salary Continuation Plan	****

10.13	Licensing Agreement, dated October 30, 2002, between Imperial Capital Bank and Beneficial Franchise Company, Inc.	********

10.14
Amended and Restated Sale and Servicing Agreement for RALs and RACs, dated as of January 3, 2003, between Imperial Capital Bank, Household Tax Masters Inc., and Household Tax Masters Acquisition Corporation
********

11	Statement Regarding Computation of Per Share Earnings	None

13	Quarterly Report to Security Holders	None

15	Letter Regarding Unaudited Interim Financial Information	None

18	Letter Regarding Change in Accounting Principles	None

19	Report furnished to Security Holders	None

22	Published Report Regarding Matters Submitted to Vote of Security Holders	None

23	Consent of Experts	None

24	Power of Attorney	None

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	31.1

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	31.2

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	32

*	Filed as an exhibit to Imperial’s Registration Statement on Form S-1 (File No. 33-96518) filed with the Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.

* *	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on May 10, 1996, pursuant to Section 5 of the Securities Act of 1933.

* * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 (File No. 0-26960).

* * * *	Filed as an exhibit to the Company’s Registrant’s Form 10-K for the year ended December 31, 2000 (File No. 0-26960).

* * * * *	Filed as an exhibit to the Company’s Registrant’s Form 10-K for the year ended December 31, 2001 (File No. 0-26960).

* * * * * *	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-26960).

* * * * * * *	Filed as an appendix to the Company’s definitive proxy materials filed on September 29, 2001.

* * * * * * * *	Filed as an exhibit to the Current Report on Form 8-K filed by the Company on February 5, 2003 (File No. 0-26960). Portions of this exhibit have been omitted pursuant to a request for confidential treatment granted by the Commission.