Form 10-K
period 2003-12-31
ITLA CAPITAL CORP
filed 2004-03-15
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______________ To _______________

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

     As of March 8, 2004, there were issued and outstanding 6,268,673 shares of the Registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003, computed by reference to the closing price of such stock as of June 30, 2003, was $230.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

ITLA CAPITAL CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Forward-Looking Statements

     “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-K contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, changes in economic conditions in our market areas, changes in policies by regulatory agencies, the impact of competitive loan products, loan demand risks, the quality or composition of our loan or investment portfolios, fluctuations in interest rates and changes in the relative differences between short and long-term interest rates, levels of nonperforming assets and operating results, the impact of terrorist actions on our loan originations and loan repayments and other risks detailed from time to time in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2004 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

     As used throughout this report, the terms “we”, “our”, “ITLA Capital” or the “Company” refer to ITLA Capital Corporation and its consolidated subsidiaries.

PART I

Item 1. Business

General

     ITLA Capital Corporation is the largest financial services company headquartered in San Diego County, California with consolidated assets of $1.8 billion, consolidated net loans of $1.4 billion, consolidated deposits of $1.1 billion and consolidated shareholders’ equity of $186.9 million as of December 31, 2003. We conduct and manage our business principally through our wholly-owned subsidiary, Imperial Capital Bank (the “Bank”), an institution with $1.7 billion in assets, with six retail branches located in California, (Beverly Hills, Costa Mesa, Encino, Glendale, San Diego, and San Francisco), and one branch located in Carson City, Nevada. Additionally, the Bank has eight lending offices located in California (Del Mar, San Diego, Century City, Costa Mesa, Glendale, San Francisco, Santa Monica, and Walnut Creek) and five other lending offices, located in Atlanta, Georgia, Austin, Texas, Carson City, Nevada, Spokane, Washington, and Tempe, Arizona. On January 1, 2003, the Bank converted from a California industrial bank to a California-chartered commercial bank, and the Company became a bank holding company. The Bank has been in business for 29 years and was formally known as Imperial Thrift and Loan Association until its name change in January 2000. Our branch offices are primarily used for our deposit services and lending business. The Bank is primarily engaged in:

•	Originating real estate loans secured by income producing properties for retention in its loan portfolio;

•	Originating film finance loans, franchise loans, tax refund anticipation loans, private label small business revolving credit loans; and

•	Accepting customer deposits through the following products: certificates of deposits, money market, passbook and demand deposit accounts. Our deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the legal limits.

     During 2001 and 2000, the Bank was also engaged in the acquisition of pools of single family mortgages in the secondary market for investment purposes. On March 28, 2002, the Bank disposed of virtually all of its residential loan portfolio through the securitization of $86.3 million of its performing single family mortgages and sale of $17.6 million of the remaining single family mortgages in a whole loan sale.

     During 2000, we acquired through our subsidiary, Imperial Capital Real Estate Investment Trust (“Imperial Capital REIT”), all of the equity and certain collateralized mortgage obligations (“CMOs”) of the ICCMAC Multi-family and Commercial Trust 1999-1 (the “ICCMAC Trust”). On the date of acquisition, the ICCMAC Trust held assets of $250.5 million as collateral for $205.4 million of investment grade CMOs that had been sold to third party investors by the previous owner. At December 31, 2003 and 2002, real estate loans held in trust, net, for the CMOs totaled $68.6 million and $121.9 million and the CMOs outstanding balance was $15.9 million and $69.1 million, respectively.

     During the first quarter of 2002, we completed our acquisition of Asahi Bank of California (“Asahi Bank”), a wholly-owned subsidiary of Asahi Bank Ltd - Japan (“ABLJ”), for approximately $14.9 million in cash. On the date of acquisition, Asahi Bank had total assets of approximately $50.0 million, including $35.0 million of commercial real estate and business loans and $15.0 million of cash and securities. Upon completion of the acquisition, Asahi Bank was merged into the Bank.

     On October 25, 2002, we acquired the operating assets and the performing film finance loan portfolio of the Lewis Horwitz Organization (“LHO”), in an all cash transaction valued at approximately $93.0 million. LHO is an internationally recognized lender to the independent film and television production industry. LHO is currently operating as a division of the Bank.

     In November 2002, we entered into a strategic business relationship with various subsidiaries of Household International, Inc. (“Household”), a wholly-owned subsidiary of HSBC Holdings plc (NYSE – HBC) relating to certain tax refund products. In connection with this relationship, the Bank originates tax refund anticipation loans and sells Household a non-recourse participation interest representing substantially all of the outstanding loan balance. Under the agreement, Household supports the Bank’s credit administration, compliance, treasury and accounting functions with a range of services relating to the administration of this program. Household also services the loans on behalf of the Bank. Substantially all of the tax refund lending volume is generated during the first quarter of the year. The tax refund agreement is for a four-year term, with substantial break-up fees to apply in the event that

Household terminates the agreement during the first two years of the agreement. The Bank was affirmed by Household in November 2003, as its strategic banking partner for the 2004 tax season.

     We also entered into an agreement in December 2002 with Household pursuant to which the Bank originates relatively small private label commercial revolving loans to small businesses. This agreement is for a two-year term. These loans are used primarily to fund purchases from major retailers. Pursuant to this agreement, the Bank sells Household a non-recourse participation interest representing substantially all of the outstanding loan balance.

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

     Our executive offices are located at 888 Prospect Street, Suite 110, La Jolla, California 92037 and our telephone number at that address is (858) 551-0511.

Lending Activities

     General. During 2003, our core lending activities were as follows:

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
• Hotels

     At December 31, 2003, the Bank had $1.2 billion of income producing property loans outstanding, representing 89.9% of its total real estate loans and 77.7% of its gross loan portfolio. Most of the Bank’s real estate borrowers are business owners, individual investors, investment partnerships or limited liability corporations. The income producing property lending that the Bank engages in typically involves larger loans to a single borrower and is generally viewed as exposing the lender to a greater risk of loss than one- to four-family residential lending. During 2002, we launched Imperial Capital Express, a real estate lending platform focusing on originating smaller balance income producing property loans.

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
• Increases in other operating expenses (including energy costs);
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

     We originate real estate loans through six lending offices located in California (Costa Mesa, Del Mar, Glendale, San Diego, San Francisco, and Walnut Creek) and three offices outside of California, located in Atlanta, Georgia, Austin, Texas and Spokane, Washington. These offices are staffed by a total of thirty-six loan officers. Loan officers solicit mortgage loan brokers for loan applications that meet our underwriting criteria, and also accept applications directly from borrowers. A majority of the real estate loans funded by us are originated through mortgage loan brokers. Mortgage loan brokers act as intermediaries between us and the property owner in arranging real estate loans and earn a fee based upon the principal amount of each loan funded. Since a large portion of our marketing effort is through our loan officers’ contacts with mortgage loan brokers, we do not incur significant expenses for advertising our lending services to the general public.

     Income producing property loans are generally made in amounts up to 75% of the appraised value of the property; however, in certain instances, multifamily originations may be made at a loan to value ratio of 80%. Loans are generally made for terms up to ten years, with amortization periods up to 30 years. Depending on market conditions at the time the loan was originated, certain loan agreements may include prepayment penalties. Most real estate loans are subject to a quarterly adjustment of their interest rate based on one of several interest rate indexes.

     The interest rates charged on real estate loans generally vary based on a number of factors, including the degree of credit risk, size and maturity of the loan, whether the loan has a fixed or a variable rate, and prevailing market rates for similar types of real estate loans. As of December 31, 2003, 64.1% of the Bank’s real estate loan portfolio was indexed to the Six-Month London Interbank Offered Rate; 15.9% was indexed to the reference rate charged by Bank of America; 3% was indexed to the one-month London Interbank Offered Rate; 0.8% was indexed to the Federal Home Loan Bank (“FHLB”) 11th District Cost of Funds Index; 12.1% was fixed for an initial period and then adjustable; 0.5% was indexed to the United States Treasury security indexes; and the balance of 3.2% was fixed rate. Most of the Bank’s variable rate real estate loans may not adjust downward below their initial rate, with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan. The inability of the Bank’s real estate loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists the Bank in our efforts to limit the risks to earnings resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates. At December 31, 2003, 88.8% of the Bank’s variable rate and fixed/adjustable loan portfolio contained interest rate floors. The weighted-average minimum interest rate on this portfolio was 6.75%. At that date, 76.7% of the variable rate loans outstanding had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on this portfolio was 11.92%.

     In 2003, 2002, and 2001, the Bank purchased income producing real estate loans totaling $46.8 million, $83.6 million, and $176.9 million, respectively. In its commercial real estate loan purchases, the Bank generally reserves the right to reject particular loans from a loan pool being purchased and does so for loans in a pool that do not meet its underwriting criteria.

     Construction Loans. We originate construction loans for income producing properties, as well as for single-family residential tract construction. At December 31, 2003, the Bank had $129.5 million of construction loans outstanding, representing 8.8% of its gross loans receivable. In addition to the lending risks previously discussed, construction loans also present risks associated with the accuracy of the initial estimate of the property’s value upon completion compared to its actual value, the timely completion of construction activities for their allotted costs and the time needed to stabilize income properties. These risks can be affected by a variety of factors, including the oversight of the project, localized costs for labor and materials, and the weather.

     Franchise Loans. In December 2002, the Bank expanded its franchise lending operations through the opening of the Imperial Franchise Finance, a franchise lending platform based in Tempe, Arizona. Prior to the opening of this new platform, under which we now originate, and continue to purchase, franchise loans, our franchise lending business primarily consisted of purchased franchise loans through our relationships with correspondent franchise loan originators. Franchise loans are loans to owners of businesses, both franchisors and franchisees, such as fast food restaurants or gasoline retailers that are affiliated with nationally or regionally recognized chains and brand names. Various combinations of land, building, business equipment and fixtures may secure these loans, or they may be a general obligation of the borrower based on a valuation of the borrower’s business and debt service ability. These loans may be viewed as riskier than our real estate secured loans, as in each case, the primary source of repayment of a franchise loan is the cash flow of the business and not the underlying value of the collateral. In addition, in certain cases, the success of the borrower’s business depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business. Many of these borrowers have smaller market shares than their competition, may be more vulnerable to economic downturns, often need additional capital to expand or compete and may experience substantial variations in operating results, any of which might impair the borrower’s ability to repay a loan. As of December 31, 2003 and 2002, our franchise loan portfolio was $102.1 million and $54.7 million, respectively, which represented 6.7% and 4.1%, respectively, of the Bank’s gross loan portfolio.

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

     LHO lends to independent producers of film and television, many of which are located in California. LHO also has borrowing clients outside of the United States. Independent producers tend to be those producers that do not have major studio distribution outlets for their product. Large film and television studios generally maintain their own distribution outlets and finance their projects with internally generated financing. In addition to funding production loans against a number of distribution contracts, LHO has a proprietary system related to valuation of selected unsold rights to permit financing of a portion of the production budget. Typically, this unsecured amount does not exceed 10% of the total loan. LHO’s lending officers review the quality of the distributors and their contracts, the budget, the schedule of advances, and valuation of all distribution rights when considering a new lending opportunity. All LHO loans require the borrower to provide a completion bond that guarantees the completion of the film or the payoff of the outstanding balance of the loan in the event the film is not completed. After closing, each requested advance is approved by the bonding company on a weekly basis to ensure that LHO is not advancing ahead of an agreed-upon cash flow schedule. The loan documentation grants LHO the right to impose certain penalties on the borrower and exercise certain other rights, including replacing the sales agent, if sales are not consummated within the appropriate time. Loans are repaid principally from revenue received from distribution contracts. In many instances, the distribution contracts provide for multiple payments payable at certain milestones (such as execution of contract, commencement of principal photography or completion of principal photography). The maturity date of the loan is generally six to nine months after completion of the production. Delivery of the completed production is made to the various distributors only upon or after their minimum guarantees have been paid in full. To the extent a distributor fails to make payment upon completion of the film, or the predicted level of revenue is less than expected, the Bank may incur a loss.

     LHO typically charges its customers an interest rate ranging from the prime rate to prime plus a margin (exclusive of loan fees) on the outstanding balance of the loan. Loan fees typically range from 1.00% to 2.50% with an additional fee up to 7.0% depending on the unsecured amount of the production budget being financed.

     At December 31, 2003 and 2002, our film finance portfolio totaled $98.6 million and $119.3 million, respectively, representing 6.4% and 8.1% of our gross loan portfolio as of these dates. Of these amounts, approximately $26.6 million and $48.8 million, respectively, were issued to producers domiciled outside of the United States. These foreign loans were primarily issued to producers in Australia, Canada, and Germany. Approximately $5.1 million and $600,000 of interest income was earned during fiscal 2003 and 2002, respectively, in connection with these loans. At December 31, 2003, non-performing loans as a percentage of the LHO portfolio was 3.1%. There were no non-performing loans at December 31, 2002.

     Loan Underwriting. Many of the Bank’s loans are made to lower credit grade borrowers that have marginal credit histories or the property has other factors such as debt-to-income ratios or property location that prevent the borrower from obtaining a prime interest rate. We attempt to mitigate the risk associated with these loans by charging higher interest rates and through our loan approval and loan purchasing process. The Bank’s loan underwriters are responsible for initial reviews of borrowers, collateral, loan terms, and prepare a written presentation on every loan application submitted to its loan committee, which is comprised of the following Bank officers:

• Chairman, Chief Executive Officer, President	• Managing Director/Deputy Chief Credit Officer-Administration
• Vice Chairman and Chief Credit Officer	• Managing Director/Deputy Chief Credit Officer-Production
• Senior Managing Director/Chief Banking Officer	• Deputy Managing Director/Business Credit
• Managing Director/Chief Lending Officer	• First Vice President/Manager Loan Underwriting

     The underwriting standards for loans secured by income producing real estate properties consider the borrower’s financial resources and ability to repay and the amount and stability of cash flow, if any, from the underlying collateral, to be comparable in importance to the loan-to-value ratio as a repayment source.

     All real estate secured loans over $2.0 million must be submitted to the loan committee for approval. At least one loan committee member or designee must personally conduct on-site inspections of any property involved in connection with a real estate loan recommendation of $1.0 million or more. Loans up to $750,000 may be approved by any loan committee member. Loans of $750,000 to $1.5 million require approval by any two members of the Bank’s loan committee, while loans in excess of $1.5 million require approval of three loan committee members. Additionally, loans over $2.0 million must be approved by the Managing Director/Deputy Chief Credit Officer-Administration; loans over $3.0 million require the additional signature of the Vice Chairman and Chief Credit Officer; and individual loans over $5.0 million, loans resulting in an aggregate borrowing relationship to one borrower in excess of $7.5 million, and all purchased loan pools must be approved by the executive committee of the Bank’s board of directors.

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

     The maximum size of a single loan made by the Bank is limited by California law to 25% of the Bank’s equity capital. At December 31, 2003, that limit was approximately $54.5 million. The Bank’s largest combined credit extension to related borrowers was $25.7 million at December 31, 2003. At December 31, 2003, the Bank had a total of 74 extensions of credit, with a combined outstanding principal balance of $660.8 million, that were over $5.0 million to a single borrower or related borrowers. All combined extensions of credit over $5.0 million were performing in accordance with their repayment terms. At December 31, 2003, the Bank had 1,502 secured real estate loans outstanding, with an average balance per loan of approximately $837,000.

     Servicing and Collections. Real estate loans, construction loans, film finance and internally originated franchise loans held by the Bank are serviced by the Bank’s loan servicing department, which is designed to provide prompt customer service, and accurate and timely information for account follow-up, financial reporting and management review. Servicing of substantially all of the purchased franchise loan portfolio and loans held in the ICCMAC Trust is performed by third party servicers. The Bank monitors its loans to ensure that projects are performing as underwritten. This monitoring allows the Bank to take a proactive approach to addressing projects that do not perform as planned. When payments are not received by their contractual due date, collection efforts begin on the fifth day of delinquency with a telephone contact, and proceed to written notices that progress from reminders of the borrower’s payment obligation to an advice that a notice of default may be forthcoming. Accounts delinquent for more than 30 days are generally transferred to the Bank’s asset management department which, following a review of the account and management approval, implements a collection or restructure plan, or a disposition strategy, and evaluates any potential loss exposure on the asset.

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

Household Strategic Alliance

     Tax Refund Lending. In November 2002, we entered into a strategic business relationship with various subsidiaries of Household relating to certain tax refund anticipation loans. In connection with this relationship, the Bank originates tax refund anticipation loans, and sells to Household a non-recourse participation interest representing substantially all of the outstanding loan balance. The tax refund agreement with Household is for a four-year term, with substantial break-up fees to apply in the event that Household terminates the agreement during the initial two-year period. The Bank was affirmed by Household in November 2003, as its strategic banking partner for the 2004 tax season. Household supports our credit administration, compliance, treasury and accounting functions with a range of services relating to the administration of this lending program. The Bank would not originate these loans without the involvement of Household or a similar business partner.

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

     Because these programs relate to the filing of income tax returns, activity is concentrated in the first quarter of each year. This causes first quarter net income to become a greater percentage of each year’s net income. This seasonality impacts a number of performance ratios, including return on assets (ROA), return on equity (ROE) and the operating efficiency ratio. These impacts are apparent in both the first quarter of 2003 and the year-to-date ratios in subsequent quarters. At December 31, 2003 and 2002, there were no RAL loans outstanding.

     Private Label Commercial Revolving Credit Loans. We also entered into an agreement in December 2002 with Household pursuant to which the Bank originates private label small commercial revolving loans to small businesses. This agreement is for a two-year term. These loans are used primarily for purchases from major retailers. Pursuant to this agreement, the Bank sells Household a non-recourse participation interest representing substantially all of the outstanding loan balance. The Bank participates in the earnings stream from the loans originated under the program to the extent of its retained interest in such loans. At December 31, 2003 and 2002, our retained interest in commercial revolving credit loans was $5.8 million and $4.2 million, respectively.

Imperial Capital Real Estate Investment Trust

     During 2000, we acquired all of the equity and certain CMOs of the ICCMAC Trust through our real estate investment trust subsidiary, Imperial Capital REIT. At December 31, 2003, the ICCMAC Trust held real estate loans of $68.6 million, comprised of approximately 67.0% and 33.0% of multifamily and commercial loans, respectively, with over 45.9% of the loans secured by property located in California. Approximately two-thirds of the loans are adjustable rate mortgages. At December 31, 2003, the ICCMAC Trust’s real estate loans were held as collateral for $15.9 million of investment grade CMOs sold to third party investors. The cash flow from the ICCMAC Trust’s loan pool pays principal and interest on the CMOs, and also provides cash flow on a monthly basis to ITLA Capital. ITLA Capital recorded $3.5 million of pre-tax income from its investment in the ICCMAC Trust during the year ended December 31, 2003.

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

Nonperforming Assets and Other Loans of Concern

     At December 31, 2003, nonperforming assets totaled $15.6 million or 0.86% of total assets. Nonperforming assets consisted of $8.5 million of nonaccrual loans and $7.1 million of other real estate owned. Two of our nonperforming loans had an outstanding balance greater than $1.0 million. For additional information regarding nonperforming assets see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations-Credit Risk Elements”.

     The following is a brief discussion of the non-accrual loans where the remaining principal balance of the loan at December 31, 2003, exceeded $1.0 million.

Loan Secured by Hotel — Arizona. This loan was originated in May 1997 with an initial commitment of $2.2 million. The loan is secured by a 90-unit motel and the outstanding balance at December 31, 2003 was $1.4 million. The cash flows generated by the property have been insufficient to service the debt. A partner of the borrower, a partnership, has agreed to loan the borrower sufficient funds to cure the current delinquencies.

Loan Secured by Film Rights. This loan was purchased as a part of the LHO acquisition in 2002. The loan is secured by domestic and international film rights and the outstanding balance at December 31, 2003 was $1.6 million. The loan has been cross collateralized with excess cash flows expected to be received by the borrower from film rights on separate projects. These excess cash flows are expected to be sufficient to pay off this loan.

     As of December 31, 2003, we had loans with an aggregate outstanding balance of $31.3 million with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the non-accrual loan category. All of these loans are classified as substandard pursuant to the regulatory guidelines discussed below. The following is a brief discussion of our “other loans of concern” where the remaining principal balance of the loan at December 31, 2003 exceeded $2.0 million.

Loan Secured by Hotel — Arizona. This loan was originated in May 1997 with an initial commitment of $4.0 million. The loan is secured by a 99-unit motel and the outstanding balance at December 31, 2003 was $2.7 million. The cash flows generated by the property have been historically insufficient to service the debt, however, the most recent year-to-date operating financial information shows marked improvement in occupancy and cash flows, with a debt coverage ratio more than sufficient to service the debt. We continue to monitor the borrowers’ efforts to improve the cash flow of this hotel.

Loan Secured by Hotel — California. This loan was originated in June 2001 with an initial commitment of $3.3 million. The loan is secured by a 93-room hotel and the outstanding balance at December 31, 2003 was $3.1 million. The property has suffered from declining occupancy. The borrower continues to pay in accordance with the loan repayment terms. We continue to monitor the borrowers’ efforts to improve cash flow of this hotel through improvements to the property.

Loan Secured by Hotel — California. This loan was originated in December 1998 with an initial commitment of $2.6 million. The loan is secured by a 61-room hotel and the outstanding balance at December 31, 2003 was $2.5 million. The borrower continues to pay in accordance with the loan repayment terms.

Loan Secured by Hotel — California. This loan was originated in April 1998 with an initial commitment of $3.2 million. The loan is secured by a 204-room hotel and the outstanding balance at December 31, 2003 was $2.6 million. The cash flows generated by the property have been insufficient to service the debt and property taxes are delinquent. The borrower has appealed the property tax assessment and is expected to bring delinquent taxes current in early 2004. We continue to monitor the borrower’s efforts to improve the cash flow of this hotel.

Loan Secured by Single Resident Occupancy — California. This loan was originated in May 2002 with an initial commitment of $2.3 million. The loan is secured by a 96-unit single resident occupancy and the outstanding balance at December 31, 2003 was $2.0 million. The property is 50% occupied. The borrower is currently in the process of obtaining financing to convert the property into a limited service hotel.

Loan Secured by Retail Center — Arkansas. This loan was originated in October 1998 with an initial commitment of $5.3 million. The loan is secured by the subject retail center and the outstanding balance at December 31, 2003 was $4.8 million. The property is 56% occupied and the borrower is paying as agreed under the terms of its forbearance agreement. The property is listed for sale and a letter of intent to purchase the property has been received. Closing of the sale is expected to be completed by the expiration of the forbearance period.

Loan Secured by Franchises — Tennessee. This loan was originated in February 2001 with an initial commitment of $3.5 million. The loan is secured by four franchise restaurants and the outstanding balance at December 31, 2003 was $3.3 million. The restaurants have been suffering from declining sales resulting in the borrower not being in compliance with the covenants contained in its loan agreement. The franchisor is assisting the borrower through a consultant to develop a plan to restore sales to appropriate levels. We continue to monitor the sales growth of these restaurants.

Loan Secured by Office Building — California. This loan was originated in May 2003 with an initial commitment of $3.7 million. The borrower has struggled to replace a large tenant that vacated in mid-2003. As of December 31, 2003, the borrower had been late with payments and was past due on taxes and insurance related to the property. The note was sold in January 2004 and we received full payment.

     At December 31, 2003, the other real estate owned portfolio consisted of four properties located throughout the United States. The largest property had a net book value of $4.8 million at December 31, 2003.

Classified Assets

     Management uses a loan classification system consistent with the classification system used by bank regulatory agencies to help it evaluate the risks inherent in its real estate loan portfolio. Loans are identified as “pass”, “substandard”, “doubtful” or “loss” based upon consideration of all sources of repayment, underlying collateral values, current and anticipated economic conditions, trends and uncertainties, and historical experience. Pass loans are further divided into four additional sub-categories, based on the borrower’s financial strength and ability to service the debt and/or the value and debt service coverage of the underlying collateral. Underlying collateral values for real estate dependent loans are supported by property appraisals or evaluations. We review our loan classifications on at least a quarterly basis. At December 31, 2003, we classified $39.8 million of loans as “substandard”, none as “doubtful” and none as “loss” of which, $8.5 million of these classified loans were included in the nonperforming assets table in “Item 7. Management’s Discussion and Analysis of Results of Financial Condition and Operations — Credit Risk Elements”, and the balance was included in the $31.3 million of “other loans of concern”, discussed above.

Funding Sources

     The primary source of funding for the Bank’s lending operations and investments are deposits. The Bank’s deposits are federally insured by the FDIC to the maximum extent permitted by law. Approximately 82.2% of the Bank’s deposits are term deposits that pay fixed rates of interest for periods ranging from 90 days to five years, 13.6% of the Bank’s deposits are variable rate passbook accounts and variable rate money market accounts with limited checking features, and 4.2% are customer demand deposit accounts.

     In connection with the Bank’s charter conversion in 2003, we expanded our line of banking products and services offered to our customers. The new products and services consist of commercial banking products and services, including consumer and business checking accounts. The Bank’s retail checking account balance was $47.6 million at December 31, 2003. As we continue to expand and grow our retail deposit base, we anticipate that the Bank’s dependence on interest rate sensitive certificates of deposit as a funding source will slowly diminish; however, in 2003, the Bank’s deposit strategy continued to rely upon offering deposit rates significantly above those customarily offered by other financial institutions in its market. The Bank has generally accumulated deposits by relying on renewals of term accounts by existing depositors, participating in deposit rate surveys which promote the rates offered by the Bank on its deposit products, and periodically advertising in various local market newspapers and other media. Management believes that its deposits are a reliable funding source and that the cost of funds resulting from the Bank’s deposit gathering strategy is comparable to those of other banks pursuing a similar strategy. However, because the Bank competes for deposits primarily on the basis of rates, the Bank could experience difficulties in attracting deposits if it could not continue to offer deposit rates at levels above those of other financial institutions. Management also believes that any efforts to significantly increase the size of its deposit base may require greater marketing efforts and/or increases in deposit rates. At December 31, 2003, the Bank had $126.8 million of brokered deposits.

     For information concerning overall deposits outstanding during the periods indicated and the rates paid thereon, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income”.

     The Bank has also used advances from the FHLB of San Francisco as a funding source. FHLB advances are collateralized by pledges of qualifying cash equivalents, investment securities, mortgage-backed securities and whole loan collateral. At December 31, 2003, FHLB advances outstanding totaled $362.1 million, and the remaining available borrowing capacity, based on the loans and securities pledged as collateral, totaled $161.0 million, net of the $8.5 million of additional FHLB Stock that we would be required to purchase to support the additional borrowings. Additionally, the Bank also has uncommitted, unsecured lines of credit with other banks renewable daily in the amount of $30.0 million. In connection with our tax refund lending business, ITLA Capital has two $25.0 million revolving credit facilities with an unaffiliated bank. These credit facilities mature on March 31, 2004 and January 1, 2005, respectively. See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Notes 8, 9, 11, and 22”.

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

Holding Company Regulation

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

     This statute also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which have been identified as activities closely related to the business of banking or managing or controlling banks.

     Dividends. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the bank holding company’s capital needs, asset quality and overall financial condition. Furthermore, under its source of strength doctrine, the Federal Reserve Board expects a bank holding company to serve as a source of financial strength for its bank subsidiaries, which could limit the ability of a holding company to pay dividends if a bank subsidiary did not have sufficient capital.

     Repurchase or Redemption of Equity Securities. A bank holding company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of its consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order, or any condition imposed by, or written agreement with, the Federal Reserve Board. This notification requirement does not apply to any company that meets the well-capitalized standard for bank holding companies, has a safety and soundness examination rating of at least a “2” and is not subject to any unresolved supervisory issues.

     Regulatory Capital Requirements. The Federal Reserve has established risk-based measures and a leverage measure of capital adequacy for bank holding companies. The Company was not subject to any minimum capital requirements prior to becoming a bank holding company.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum ratio of total capital to risk-weighted assets is 8.0%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common shareholders’ equity, including retained earnings, noncumulative perpetual preferred stock, certain trust preferred securities and minority interest in equity accounts of fully consolidated subsidiaries, less goodwill and other specified intangible assets. Tier 1 capital must equal at least 4.0% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt and other hybrid capital instruments, other preferred stock, a limited amount of loan loss reserves and a limited amount of unrealized holding gains on equity securities. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. At December 31, 2003, our ratio of total capital to risk-weighted assets was 18.2% and our ratio of Tier 1 capital to risk-weighted assets was 15.6%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3.0% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4.0%. At December 31, 2003, the Company’s required Tier 1 capital ratio was 4.0% and our actual Tier 1 capital was 15.3%.

     The Company currently is deemed “well capitalized” under the Federal Reserve Board capital requirements. To be well capitalized, a bank holding company must have a ratio of total capital to risk weighted assets of at least 10% and a ratio of Tier 1 capital to risk weighted assets of at least 6.0%.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. As described below, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

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

     Tier 1 Capital Ratio. FDIC regulations establish a minimum 3.0% ratio of Tier 1 capital to total average assets for the most highly-rated state-chartered, FDIC-supervised banks. All other FDIC supervised banks must maintain at least a 4.0% tier 1 capital ratio. At December 31, 2003, the Bank’s required tier 1 capital ratio was 4.0% and its actual tier 1 capital ratio was 14.2%.

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

     For purposes of the risk-based capital requirements, “total capital” means tier 1 capital plus supplementary or tier 2 capital, so long as the amount of supplementary or tier 2 capital that is used to satisfy the requirement does not exceed the amount of tier 1 capital. Tier 2 capital includes cumulative and certain other perpetual preferred stock, mandatory convertible subordinated debt and perpetual subordinated debt, mandatory redeemable preferred stock, intermediate-term preferred stock, mandatory convertible subordinated debt and subordinated debt, the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets and a limited amount of unrealized holding gains on securities. At December 31, 2003 the Bank’s tier 1 risk-based and total capital ratios were 14.3% and 15.6%, respectively.

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

     An institution is treated as “well capitalized” if its total risk based capital ratio is 10.0% or more, its tier 1 risk-based ratio is 6.0% or more, its tier 1 capital ratio is 5.0% or greater, and it is not subject to any order or directive by the FDIC to meet a specific capital level. The Bank exceeded these requirements at December 31, 2003.

     The FDIC is authorized and, under certain circumstances, required to take certain actions against institutions that fail to meet their capital requirements. The FDIC is generally required to take action to restrict the activities of an “undercapitalized” institution. Any such institution must submit a capital restoration plan and, until such plan is approved by the FDIC, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The capital restoration plan must include a limited guaranty by the institution’s holding company.

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

     Community Reinvestment Act and Fair Lending Requirements. The Bank is subject to certain fair lending requirements and reporting obligations involving lending operations and Community Reinvestment Act activities. Federal banking agencies are required to evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies take compliance with such laws into account when regulating and supervising other activities such as mergers and acquisitions. In its most recent examination, the FDIC rated the Bank “satisfactory” in complying with its Community Reinvestment Act obligations.

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

Employees

     As of December 31, 2003, we had 230 employees. Management believes that its relations with employees are satisfactory. We are not subject to any collective bargaining agreements.

Segment Reporting

     Financial and other information regarding our operating segments is contained in Note 20 to our audited consolidated financial statements included in Item 8 of this report.

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

Item 2. Properties

     ITLA Capital leases approximately 82,462 square feet of office space for its operations as shown below.

			Year Current Lease
Locations	Office Uses	Square Footage	Term Expires

La Jolla, CA	Corporate Headquarters	17,419	2008
La Jolla, CA	Administrative and Marketing	2,325	2006
Glendale, CA	Loan Administration/Asset Management/Bank Branch	6,257	2006
Glendale, CA	Loan Operations Division/Real Estate Lending	8,932	2005
Del Mar, CA	Real Estate Lending	2,847	2004
Costa Mesa, CA	Bank Branch/Real Estate Lending	3,609	2006
San Francisco, CA	Bank Branch/Real Estate Lending	5,005	2007
Beverly Hills, CA	Bank Branch	2,218	2005
Encino, CA	Bank Branch/Information Systems Operations	5,298	2004
San Diego, CA	Bank Branch	3,046	2010
Santa Monica, CA	Imperial Capital Express – Loan Operations/Real Estate Lending	4,991	2004
Walnut Creek, CA	Imperial Capital Express – Real Estate Lending	2,220	2007
Century City, CA	Lewis Horwitz Organization	7,003	2008
Encino, CA	Operation Support	3,170	2004
Carson City, NV	Bank Branch/RAL and Private Label Commercial Revolving Credit Lending Operations	3,000	2007
Tempe, AZ	Franchise Lending Operations	3,920	2005
Spokane, WA	Real Estate Lending	1,202	2006

     For additional information regarding our premises, see “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements - Note 7”.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ national market system under the symbol “ITLA”. As of March 8, 2004, there were nine holders of record of our common stock representing an estimated 1,000 beneficial shareholders with a total of 6,268,673 shares outstanding. We have not paid any cash dividends since our holding company reorganization in 1996. As a bank holding company, our ability to pay dividends may be affected by regulations, including those governing the payment of dividends by the Bank to the Company, which could be a source of funds for any dividends paid by the Company, as well as by the policies of the Federal Reserve Board. See “Item 1. Business—Regulation” and Note 17 to our consolidated financial statements included in Item 8 of this report.

     The following table sets forth, for the periods indicated, the range of high and low trade prices for our common stock. Stock price data on NASDAQ reflects inter-dealer prices, without retail mark-up, mark-down or commission.

	Market Price
				Average Daily
	High	Low	Close	Closing Price

2003
4th Quarter	$51.10	$44.16	$50.10	$48.02
3rd Quarter	45.23	40.20	42.64	42.77
2nd Quarter	40.09	32.98	40.09	37.07
1st Quarter	35.29	31.23	33.04	33.18
2002
4th Quarter	$36.25	$26.37	$33.23	$31.36
3rd Quarter	31.25	27.18	30.19	29.66
2nd Quarter	31.15	25.05	29.69	29.25
1st Quarter	24.75	20.25	24.75	22.39

     The following table includes supplementary quarterly operating results and per share information for the past two years. The data presented should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with “Item 8. Financial Statements and Supplementary Data” included elsewhere in this report.

Quarterly Operations (Unaudited)

	For the Quarter Ended

	March 31	June 30	September 30	December 31

	(in thousands except per share amounts)
2003
Interest income	$33,524	$27,911	$27,075	$27,467
Interest expense	8,433	7,873	7,115	7,446
Net interest income before provision for loan losses	25,091	20,038	19,960	19,878
Provision for loan losses	4,500	1,850	750	660
Non-interest income	12,536	1,241	777	686
General and administrative expense	10,117	8,917	8,958	8,723
Total real estate owned expense, net	143	51	609	409
Provision for income taxes	8,326	3,525	3,473	3,622
Net income	13,022	5,490	5,406	5,716
Basic earnings per share	$2.17	$0.91	$0.90	$0.94
Diluted earnings per share	$2.02	$0.85	$0.83	$0.87
2002
Interest income	$27,035	$26,570	$27,380	$29,623
Interest expense	10,489	9,076	8,800	8,957
Net interest income before provision for loan losses	16,546	17,494	18,580	20,666
Provision for loan losses	1,325	2,100	2,700	2,905
Non-interest income	125	102	(54)	200
General and administrative expense	6,318	6,312	6,459	7,943
Total real estate owned expense, net	467	508	71	277
Provision for income taxes	3,043	3,074	3,326	3,345
Net income	4,719	4,805	5,155	5,326
Basic earnings per share	$0.79	$0.80	$0.86	$0.89
Diluted earnings per share	$0.74	$0.75	$0.80	$0.84

Item 6. Selected Financial Data

     The following condensed consolidated statements of operations and financial condition and selected performance ratios as of December 31, 2003, 2002, 2001, 2000, and 1999 and for the years then ended have been derived from our audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statement and Supplementary Data.”

	As of and for the years ended December 31,

	2003	2002	2001	2000		1999

	(in thousands except per share amount)
Condensed Consolidated Statements of Operations
Total interest income	$115,977	$110,608	$123,095	$123,775		$101,213
Total interest expense	30,867	37,322	63,863	68,642		48,460

Net interest income before provisions for loan losses	85,110	73,286	59,232	55,133		52,753
Provision for loan losses	7,760	9,030	4,575	4,775		4,950

Net interest income after provision for loan losses	77,350	64,256	54,657	50,358		47,803

Non-interest income	15,240	373	1,059	2,331		901

Non-interest expense:
Compensation and benefits	18,870	13,954	11,778	9,958		9,739
Occupancy and equipment	4,839	3,165	2,968	2,567		2,788
Other general and administrative expenses	13,006	9,913	8,072	8,129		8,230
Real estate owned expense, net	1,212	1,323	387	138		472

Total recurring non-interest expense	37,927	28,355	23,205	20,792		21,229
Nonrecurring expense	—	—	—	1,400	(1)	—

Total non-interest expense	37,927	28,355	23,205	22,192		21,229

Income before provision for income taxes and minority interest in income of subsidiary	54,663	36,274	32,511	30,497		27,475
Minority interest in income of subsidiary(2)(3)	6,083	3,481	2,967	478		—

Income before provision for income taxes	48,580	32,793	29,544	30,019		27,475
Provision for income taxes	18,946	12,788	11,393	11,880		11,270

NET INCOME	$29,634	$20,005	$18,151	$18,139		$16,205

BASIC EARNINGS PER SHARE	$4.91	$3.35	$2.82	$2.57		$2.26
DILUTED EARNINGS PER SHARE	$4.55	$3.16	$2.72	$2.51		$2.21
Dividends paid	$—	$—	$—	$—		$—
Condensed Consolidated Statements of Financial Condition
Cash and cash equivalents	$178,318	$160,848	$134,241	$70,950		$72,242
Investment securities available for sale, at fair value	53,093	54,677	29,411	46,325		59,247
Stock in Federal Home Loan Bank	17,966	16,934	13,464	3,963		8,894
Loans, net	1,436,849	1,316,298	1,122,370	1,045,927		951,480
Real estate loans held in trust, net	68,575	121,936	162,158	211,722		—
Interest receivable	8,958	9,158	11,144	11,821		7,383
Other real estate owned, net	7,048	12,593	13,741	2,250		1,041
Premises and equipment, net	5,766	4,197	2,177	2,690		3,253
Deferred income taxes	11,609	13,822	11,869	11,302		9,401
Goodwill	3,118	3,118	—	—		—
Other assets	26,915	8,384	7,733	8,193		2,882

Total Assets	$1,818,215	$1,721,965	$1,508,308	$1,415,143		$1,115,823

Deposit accounts	$1,147,017	$1,065,911	$953,654	$1,015,699		$913,613
Collateralized mortgage obligations	15,868	69,077	109,648	161,852		—
Federal Home Loan Bank advances	362,135	338,685	269,285	79,250		67,250
Account payable and other liabilities	19,696	10,006	9,674	11,269		11,265
Junior subordinated debentures (3)	86,600	—	—	—		—
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (3)	—	81,595	28,118	13,519		—
Shareholders’ equity	186,899	156,691	137,929	133,554		123,695

Total Liabilities and Shareholders’ Equity	$1,818,215	$1,721,965	$1,508,308	$1,415,143		$1,115,823

Book value per share	$31.30	$27.11	$23.54	$20.05		$17.22

(1)	Represents expenses related to the consolidation of the Bank’s headquarters with ITLA Capital’s headquarters in La Jolla, California.

(2)	Represents accrued distributions payable on our trust preferred securities.

(3)	As a result of our adoption as of December 31, 2003 of revised Interpretation No. 46 issued by the Financial Accounting Standards Board, we de-consolidated our trust subsidiaries which issued our trust preferred securities. The effect of this was to recognize investments in our trust subsidiaries in other assets, to report the amount of junior subordinated debentures we issued to these trusts as a liability in our consolidated balance sheet and to recognize the interest expense on the junior subordinated debentures in our consolidated statement of income. Prior to the de-consolidation, we reported our trust preferred securities in the mezzanine section of our balance sheet as “guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures” and recognized distributions paid to the holders of the trust preferred securities as “minority interest in income of subsidiary” in our consolidated statement of income. See Note 1 to our consolidated financial statements included in Item 8 of this report.

	As of and for the years ended December 31,

	2003	2002	2001	2000	1999

Selected Performance Ratios
Return on average assets	1.71%	1.41%	1.32%	1.47%	1.57%
Return on average shareholders’ equity	16.88%	13.56%	13.28%	13.95%	14.23%
Net interest margin (1)	5.03%	5.30%	4.33%	4.47%	5.11%
Average interest-earning assets to average interest bearing liabilities	135.03%	113.94%	113.80%	113.49%	113.74%
Efficiency ratio (2)	37.79%	38.50%	38.49%	38.62%	39.57%
Efficiency ratio excluding real estate operations and nonrecurring expense, net	36.59%	36.70%	37.85%	35.94%	38.69%
Total recurring general and administrative expense to average assets	2.29%	1.90%	1.66%	1.78%	2.01%
Average shareholders’ equity to average assets	11.16%	10.36%	9.93%	10.86%	11.01%
Nonperforming assets to total assets	0.86%	1.08%	1.92%	1.44%	0.81%
Allowance for loan losses to loans held for investment, net (3)	2.14%	2.31%	2.16%	2.12%	2.05%
Allowance for loan loss to nonaccrual loans	392.26%	555.61%	174.30%	149.85%	249.40%
Net charge-offs (recoveries) to average loans held for investment, net	0.52%	0.36%	0.39%	0.18%	0.20%

(1)	Net interest margin represents net interest income divided by total average interest-earning assets.

(2)	Efficiency ratio represents non-interest expense divided by non-interest income and net interest income before provision for loan losses.

(3)	Loans before allowance for loan losses and net of unearned finance charges and loan fees.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Application of Critical Accounting Policies and Accounting Estimates

     The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

     We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial statements. Accounting polices related to the allowance for loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. The Company also considers accounting policies related to stock-based compensation to be critical due to the continuously evolving standards, changes to which could materially impact the way the Company accounts for stock options. We also consider our accounting polices related to our tax refund lending program and other real estate owned to be critical due to the potential significance of these activities and the estimates involved. Critical accounting policies, and the Company’s procedures related to these policies, are described in detail below. Also see Note 1 — Organization and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report.

     Allowance for Loan Losses (“ALL”). Our management assesses the adequacy of the ALL prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.

     We establish the ALL amount separately for two different risk groups (1) individual loans (loans with specifically identifiable risks); and (2) homogeneous loans (groups of loan with similar characteristics). We base the allocation for specific loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. We then assign each risk-rating grade a loss ratio, which is determined based on the experience of management and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or based on the underlying collateral value. Based on management’s experience, we also assign loss ratios to groups of loans. These loss ratios are assigned to the various homogenous categories of the portfolio.

     We then test the resulting ALL balance by comparing the balance in the ALL to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the ALL in its entirety.

     Stock-based Compensation. The Company accounts for stock-based employee compensation plans based on the “intrinsic value method” provided in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Because the exercise price of the Company’s employee and director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted.

     SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro forma disclosures presented in Note 1 - Organization and Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included elsewhere in this report use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans. The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. This model was developed for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable. Additionally, the model requires the input of highly subjective assumptions. Because the Company’s employee and director stock options have characteristics significantly different from those of publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Scholes option-pricing model does not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

     Tax Refund Lending. In connection with our agreement with Household related to the RAL program, we originate tax refund anticipation loans and sell a non-recourse interest to Household. The non-recourse interest sold represents substantially all of the outstanding loan balance. Premiums earned on the sale of these loans are recorded as income at the time the loans are sold to Household.

     Other Real Estate Owned. Properties acquired through foreclosure, or in lieu of foreclosure, are transferred to the other real estate owned portfolio and is initially recorded at estimated fair value less the estimated costs to sell the property. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or estimated fair value less the estimated costs of disposition. The fair value of other real estate owned is generally determined from appraisals obtained from independent appraisers.

Adoption of Recent Accounting Pronouncements

     In November 2002, Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions for FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were included in the Company’s financial statements for the years ended December 31, 2003. Implementation of the provisions of FIN 45 did not have a material impact on the Company’s financial statements.

     In January 2003, FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 establishes the criteria used to identify variable interest entities and to determine whether or not to consolidate a variable interest entity. The Company adopted FIN 46 at December 31, 2003. In accordance therewith, the Company deconsolidated its trusts subsidiaries. The result was to recognize investments in the trusts in other assets, and to report the amount of subordinated debentures issued by the Company to the trusts subsidiaries in the liability section of the Company’s consolidated balance sheet. In addition, beginning January 1, 2004, the Company will recognize the interest expense on the subordinated debentures in the consolidated statements of income. Prior to FIN 46, the Company consolidated its trusts subsidiaries and reported trust preferred securities in the mezzanine section of the Company’s consolidated balance sheets and recognized the proportionate share of income attributable to the preferred shareholders as minority interest in income of subsidiary in the consolidated statements of income. This interpretation was effective immediately for variable interest entities created after January 31, 2003 and was initially to be effective for variable interest entities acquired prior to February 1, 2003, in the quarter ended September 30, 2003. Effective October 9, 2003, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral required public companies to adopt the provisions of FIN 46 for periods ended after December 15, 2003. Adoption of FIN 46, as revised, did not have a material impact on the results of operations or financial position, but will affect net interest income, our efficiency ratios and our net interest spread. As a result of the adoption of FIN 46 at December 31, 2003, financial information prior to the adoption has not been restated.

     On May 15, 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 modifies the accounting for certain financial instruments that issuers could account for as equity. Under SFAS 150, those instruments with characteristics of both liabilities and equity must be classified as liabilities in the consolidated balance sheets, with the corresponding payments to holders of the instruments recognized as interest expense.

     The reporting requirements of SFAS 150 are effective July 1, 2003. On October 29, 2003, the FASB agreed to defer provisions related to mandatory redeemable financial instruments to periods beginning after December 15, 2004. The adoption SFAS 150 did not have a material impact on the results of operations or the financial position of the Company.

General

     The following discussion and analysis reviews the financial condition and results of our consolidated operations, including our consolidated subsidiaries: Imperial Capital Bank and Imperial Capital Real Estate Investment Trust.

     The following discussion and analysis is intended to identify the major factors that influenced our financial condition as of December 31, 2003 and 2002 and our results of operations for the years ended December 31, 2003, 2002 and 2001. Our primary business involves the origination and purchase of loans secured by income producing real estate, located predominately in California and, to a lesser extent, the origination and purchase of franchise loans and the origination of film finance loans.

     Consolidated net income in 2003 was $29.6 million, or $4.55 per diluted share, compared to $20.0 million, or $3.16 per diluted share in 2002 and $18.2 million, or $2.72 per diluted share in 2001. The increase in net income in 2003 was primarily due to an increase in net interest income to $85.1 million for 2003 as compared to $73.3 million in 2002, and an increase in non-interest income to $15.2 million for 2003 as compared to $373,000 for 2002. These increases were partially offset by a $9.6 million increase in non-interest expense, a $2.6 million increase in minority interest in income of subsidiary, and a $6.2 million increase in provision for income taxes.

     The increase in net income in 2002 was primarily due to an increase in net interest income to $73.3 million for 2002 as compared to $59.2 million in 2001. This increase was partially offset by a $4.5 million increase in provision for loan losses and a $5.2 million increase in non-interest expense.

     Total loan production including the unfunded portion of construction loans was $794.8 million for the year ended December 31, 2003, as compared to $666.9 million and $502.1 million for the years ended December 31, 2002 and 2001. Loan production in 2003 consisted of real estate loan originations of $646.7 million, the origination of $90.5 million of film finance loans and the origination and purchase of $57.6 million of franchise loans.

     Our average total assets increased approximately 21.5% during 2003 to $1.7 billion. Average deposit accounts totaled $1.0 billion in 2003 compared to $931.4 million in 2002, an increase of $79.6 million, or 8.6%. FHLB advances averaged $201.4 million in 2003, compared to $194.2 million in 2002, an increase of $7.2 million, or 3.7%. The average balance of the CMOs was $44.7 million during 2003 compared to $88.5 million in 2002 reflecting repayments of loans held in trust.

     As discussed further in the new accounting pronouncement section above, we deconsolidated our trusts subsidiaries as of December 31, 2003. As a result, we recorded the $86.6 million of underlying debentures issued by us to the trusts subsidiaries as “Junior subordinated debentures” and $2.6 million of our investment in the trusts and $2.1 million of deferred debt issuance costs as “Other assets” in the consolidated balance sheet at December 31, 2003. Further discussion of the trust subsidiaries and related junior subordinated debentures is included in Notes 1 and 10 to the consolidated financial statements included in Item 8 of this report.

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

	Years Ended December 31,

	2003			2002			2001

	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

	(dollars in thousands)
Assets
Cash and investment securities	$277,832	$5,399	1.94%	$77,384	$3,475	4.49%	$73,823	$3,192	4.32%
Real estate loans (1)	1,145,177	89,327	7.80%	1,083,645	91,066	8.40%	1,072,792	102,233	9.53%
Real estate loans held in trust (1)	97,698	5,980	6.12%	143,705	10,239	7.13%	189,349	14,954	7.90%
Franchise loans (1)	66,101	4,772	7.22%	60,492	4,479	7.40%	32,956	2,716	8.24%
Motion picture financing (1)	99,104	7,433	7.50%	18,060	1,349	7.47%	—	—	—
Commercial and other loans (1)	7,732	3,066	39.65%	—	—	—	—	—	—

Total loans receivable	1,415,812	110,578	7.81%	1,305,902	107,133	8.20%	1,295,097	119,903	9.26%

Total interest earning assets	1,693,644	$115,977	6.85%	1,383,286	$110,608	8.00%	1,368,920	$123,095	8.99%

Non-interest-earning assets	70,226			70,468			34,218
Allowance for loan losses	(33,508)			(30,071)			(26,835)

Total assets	$1,730,362			$1,423,683			$1,376,303

Liabilities and Shareholders’ Equity
Interest bearing deposit accounts:
Interest demand accounts	$12,571	$136	1.08%	$—	$—	—	$—	$—	—
Money market and passbook accounts	162,638	2,551	1.57%	151,258	2,873	1.90%	119,022	4,767	4.01%
Time certificates	832,873	21,929	2.63%	780,168	26,476	3.39%	841,002	48,097	5.72%

Total interest bearing deposit accounts	1,008,082	24,616	2.44%	931,426	29,349	3.15%	960,024	52,864	5.51%
Collateralize mortgage obligations	44,767	1,076	2.40%	88,485	2,301	2.60%	139,267	6,209	4.46%
FHLB Advances	201,419	5,175	2.57%	194,160	5,672	2.92%	103,675	4,790	4.62%

Total interest bearing liabilities	1,254,268	$30,867	2.46%	1,214,071	$37,322	3.07%	1,202,966	$63,863	5.31%

Non-interest bearing demand accounts	2,973			—			—
Other non-interest bearing liabilities	297,549			62,080			36,644
Shareholders’ equity	175,572			147,532			136,693

Total liabilities and shareholders’ equity	$1,730,362			$1,423,683			$1,376,303

Net interest spread (2)			4.39%			4.93%			3.68%

Net interest income before provisions for loan losses		$85,110			$73,286			$59,232

Net interest margin (3)			5.03%			5.30%			4.33%

(1)	Before allowance for loan losses and net of deferred loan fees and costs. Net loan fee amortization of $2.4 million, $1.7 million and $1.3 million was included in net interest income for 2003, 2002 and 2001, respectively.

(2)	Average yield on interest-earning assets minus average rate paid on interest-bearing liabilities.

(3)	Net interest income divided by total average interest-earning assets.

     Our primary source of revenue is net interest income. Our net interest income is affected by (a) the difference between the yields recognized on interest-earning assets, including loans and investments, and the interest rates paid on interest-bearing liabilities, which is referred to as “net interest spread”, and (b) the relative amounts of interest-earning assets and interest-bearing liabilities. As of December 31, 2003, 2002 and 2001, our ratio of average interest-earning assets to average interest-bearing liabilities was 135.03%, 113.93% and 113.80%, respectively.

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

	2003 vs. 2002			2002 vs. 2001

	Increase (Decrease)			Increase (Decrease)
	Due to:			Due to:

	Volume	Rate	Total	Volume	Rate	Total

	(in thousands)
Interest and fees earned on:
Loans, net	$12,373	$(4,669)	$7,704	$4,695	$(12,750)	$(8,055)
Cash and investment securities	3,894	(1,970)	1,924	159	124	283
Real estate loans held in trust	(2,810)	(1,449)	(4,259)	(3,256)	(1,459)	(4,715)

Total increase (decrease) in interest income	13,457	(8,088)	5,369	1,598	(14,085)	(12,487)

Interest paid on:
Deposit accounts	1,944	(6,677)	(4,733)	(899)	(22,616)	(23,515)
Collateralized mortgage obligations	(1,048)	(177)	(1,225)	(1,319)	(2,589)	(3,908)
FHLB advances	186	(683)	(497)	2,644	(1,762)	882

Total increase (decrease) in interest expense	1,082	(7,537)	(6,455)	426	(26,967)	(26,541)

Increase (decrease) net interest income	$12,375	$(551)	$11,824	$1,172	$12,882	$14,054

2003 Compared to 2002

     Net interest income before provision for loan losses increased to $85.1 million for the year ended December 31, 2003, compared to $73.3 million for the prior year, an increase of 16.1%. This increase was due primarily to increased net interest income of the Bank offset by the decline in the net interest income of the REIT. The Bank’s net interest income improved from the prior year primarily as a result of the increase in the average balance of loans outstanding and a decline in the average cost of funds due to its interest bearing liabilities repricing to lower current market interest rates. The increase in the Bank’s net interest income was partially offset by a decline in the yield of its loan portfolio as higher yielding loans were repaid and replaced by new loan production at lower current market interest rates.

     The average yield on our total loan portfolio was 7.81% in 2003 compared to 8.20% in 2002. Our commercial real estate loan portfolio is primarily composed of adjustable rate mortgages indexed to six month LIBOR with interest rate floors, below which the loan’s contractual interest rate may not adjust. Approximately 95.4% of our real estate loan portfolio (including real estate loans held in trust) was comprised of adjustable rate mortgages at December 31, 2003. These adjustable rate mortgages generally re-price on a quarterly basis and, as of December 31, 2003, approximately $1.3 billion or 96.5% of our real estate loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. At December 31, 2003, the weighted average floor interest rate of these loans was 6.83%. At that date, approximately $1.2 billion or 93.6% of those loans were at the floor interest rate.

     Net interest income was also positively impacted by an increased interest income from cash and investment securities as a result of increased liquidity in connection with the Bank’s RAL program with Household.

     The net interest income of the REIT declined from the prior year as a result of the reduction in the average balance of its loan portfolio, caused by a significant increase in loan prepayments, and a decline in its net interest spread due to its assets repricing to lower current market interest rates slightly faster than its liabilities.

     Interest expense on interest-bearing liabilities decreased $6.5 million or 17.3% to $30.9 million in 2003 compared to $37.3 million in 2002 primarily due to a decrease in interest expense on deposits and CMOs. Interest expense from deposit accounts decreased $4.7 million or 16.1% to $24.6 million in 2003 compared to $29.3 million in 2002 due to decreases in the average rate paid on deposits as a result of lower market interest rates and the growth in retail non-interest bearing demand deposits in 2003. The average rate paid on deposits was 2.44% in 2003 compared to 3.15% in 2002.

     Interest expense from the CMOs decreased $1.2 million or 53.2% to $1.1 million in 2003 as compared to $2.3 million in 2002. The decrease was primarily due to a decrease in rates paid on CMOs, as well as a decline in average balance of CMOs. The average balance and average yield on the CMOs was $44.8 million and 2.40%, respectively, in 2003 as compared to $88.5 million and 2.60% in 2002, respectively.

     Interest expense from FHLB advances decreased $497,000 to $5.2 million in 2003 compared to $5.7 million in 2002, due to a decrease in the average rate paid on FHLB advances. The average balance of FHLB advances increased $7.3 million or 3.7% to $201.4 million in 2003 compared to $194.2 million in 2002. The average rate paid on FHLB advances was 2.57% in 2003 compared to 2.92% in 2002. We have used our borrowing capacity under our FHLB credit line to take advantage of the current favorable short-term rate environment through effective liability management, which has lowered our cost of funds and enhanced our net interest income.

Provision for Loan losses

     Provision for loan losses decreased to $7.8 million in 2003 compared to $9.0 million in 2002. The current period provision for loan losses was recorded to provide reserves adequate to support the known and inherent risk of loss in the loan portfolio, and reflects the overall decline in total non-performing loans and other loans of concern from $41.4 million at December 31, 2002 to $39.8 million at December 31, 2003. See also “Credit Risk Elements – Allowance for Loan Losses and Nonperforming Assets”.

Non-interest Income

     Non-interest income increased $14.9 million to $15.2 million in 2003 compared to $0.4 million in 2002. The increase in non-interest income was due primarily to fee income earned in connection with the RAL program, consisting of approximately $9.0 million of net premiums on the sale of RAL loans and $4.6 million of processing and administrative fees. Because the RAL program relates to the filing of income tax returns, transaction activity is concentrated during the tax season. This resulted in the Company earning substantially all of its RAL program income in the first quarter of the year.

Non-interest Expense

General and Administrative Expense

     General and administrative expenses increased to $36.7 million for the current year, compared to $27.0 million for the previous year. The increase was attributable to the acquisition of the LHO, the development of Imperial Capital Express (the Bank’s small balance commercial real estate lending platform), additions to the Bank’s franchise loan origination staff, and certain infrastructure and personnel costs relating to the Bank’s charter conversion. The Company’s efficiency ratio (defined as recurring general and administrative expenses as a percentage of net revenue) was 36.6 percent for the year ended December 31, 2003, compared to 36.7 percent for the prior year. Full time equivalent associates averaged 209 in 2003 compared to 154 in 2002.

Real Estate Owned Expense

     Real estate owned expense, decreased to $1.2 million in 2003 compared to $1.3 million in 2002. The decrease was primarily attributable to a $250,000 decrease in real estate owned expenses, partially offset by an increase of $74,000 in the provision for losses on other real estate owned (“OREO”) and a decrease of $65,000 in gain on sale of OREO, net. See also “Credit Risk Elements – Allowance for Loan Losses and Nonperforming Assets”.

Income Taxes

     Provision for income taxes increased to $18.9 million in 2003 compared to $12.8 million in 2002. The increase in provision for income taxes was due to the increase in taxable income earned in 2003. The effective tax rate was 39.0% for 2003 and 2002. The effective tax rate differed from the applicable statutory federal tax rate due to state income taxes and the state income tax deduction for tax exempt income on loans located in designated redevelopment and enterprise zones and due to federal income tax credits received from a low income housing tax credit investment.

     At December 31, 2003, we had a net deferred tax asset of $11.6 million. The deferred tax asset related primarily to loan loss provisions recognized on our financial statements that have not yet been recognized on our income tax returns. During 2003, we had no deferred tax assets relating to net operating loss carry forward deductions. The deferred tax asset is considered fully realizable. Accordingly, no valuation allowance on the deferred tax asset was established in 2003.

Minority Interest in Income of Subsidiary

     Minority interest in income of subsidiary, consisting of accrued distributions payable on our Trust Preferred securities, was $6.1 million in 2003 as compared to $3.5 million in 2002. The increase was due to the issuance of $55.0 million of variable rate cumulative

Trust Preferred securities during the fourth quarter of 2002, which were outstanding for the entire year in 2003. See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements – Note 10”.

2002 Compared to 2001

     Net interest income before provision for loan losses increased $14.1 million or 23.8% to $73.3 million in 2002 compared to $59.2 million in 2001. The increase in net interest income was primarily attributable to the improvement in net interest spread caused by the declining rate environment, which lowered our average cost of funds and resulted in most of our loans reaching their interest rate floors.

     Interest income decreased $12.5 million or 10.1% to $110.6 million in 2002 compared to $123.1 million in 2001. The decrease in interest income was due primarily to our loans being originated or repricing at lower rates due to the general decline in market interest rates. The average yield on our loans was 8.40% in 2002 compared to 9.53% in 2001. Our commercial real estate loan portfolio is primarily comprised of adjustable rate mortgages indexed to the six month LIBOR. Approximately 91.6% of our real estate loan portfolio (including real estate loans held in trust) was adjustable rate mortgages at December 31, 2002. These adjustable rate mortgages generally re-price on a quarterly basis and, as of December 31, 2002, approximately $1.1 billion or 87.1% of our real estate loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. At December 31, 2002, the weighted average floor interest rate of these loans was 7.45%. At that date, approximately $1.1 billion or 97.9% of those loans were at the floor interest rate.

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

Real Estate Owned Expense

     Real estate owned expense, net, increased to $1.3 million in 2002 compared to $0.4 million in 2001. The increase was primarily attributable to a $0.5 million increase in real estate owned expense and to the $0.5 million increase in the provision for losses on OREO. These increases were offset by a $0.1 million increase in gain on sale of OREO, net. See also “Credit Risk Elements – Allowance for Loan Losses and Nonperforming Assets”.

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

     At December 31, 2002, we had a net deferred tax asset of $13.8 million. The deferred tax asset related primarily to loss provisions recognized on our financial statements that have not yet been recognized on our income tax returns. During 2002, we had no deferred tax assets relating to net operating loss carry forward deductions. The deferred tax asset is considered fully realizable, as when the temporary differences associated with the deferred tax assets are recognized for income tax purposes, those deductions are expected to be fully offset, either by carryback against previously taxed income or by a reduction of future taxable income. Accordingly, no valuation allowance on the deferred tax asset was established in 2002.

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

Financial Condition

At December 31, 2003 Compared with December 31, 2002

     Total assets increased by $96.3 million, or 5.6%, to $1.8 billion at December 31, 2003 compared to $1.7 billion at December 31, 2002. This increase was primarily due to a $17.5 million, or 10.9%, increase in cash and cash equivalents to $178.3 million at December 31, 2003 from $160.8 million at December 31, 2002, and a $120.6 million, or 9.2%, increase in loans receivable, net to $1.4 billion at December 31, 2003 from $1.3 billion at December 31, 2002. These increases were partially offset by the reductions in net real estate loans held in trust of $53.4 million. The growth in assets was funded primarily by an increase in deposits of $81.1 million and in FHLB advances of $23.5 million. The increase in deposits was primarily related to an increase in interest bearing demand accounts of $38.5 million and an increase in time certificates of deposit of $45.5 million. CMOs decreased from $69.1 million at December 31, 2002 to $15.9 million at December 31, 2003, reflecting repayments on loans held in trust. Shareholders’ equity increased primarily due to the retention of $29.6 million of net income.

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

Loans Receivable, Net

     The following table shows the comparison of our loan portfolio by major categories as of the dates indicated.

	December 31,

	2003	2002	2001	2000	1999

	(in thousands)
Real estate loans	$1,196,729	$1,189,258	$1,191,688	$1,176,988	$864,048
Construction loans	129,540	101,422	54,129	95,206	107,833

Total real estate loans	1,326,269	1,290,680	1,245,817	1,272,194	971,881
Film finance	98,630	119,283	—	—	—
Franchise loans	102,128	54,672	57,617	3,912	—
Commercial and other loans	6,869	4,314	—	—	—

	1,533,896	1,468,949	1,303,434	1,276,106	971,881
Unamortized premium	5,429	7,898	9,773	11,300	2,590
Deferred loan origination fees and costs	(500)	(5,604)	(2,029)	(2,571)	(3,096)

	1,538,825	1,471,243	1,311,178	1,284,835	971,375
Allowance for loan losses	(33,401)	(33,009)	(26,650)	(27,186)	(19,895)

	$1,505,424	$1,438,234	$1,284,528	$1,257,649	$951,480

     The contractual maturities of our loan portfolio at December 31, 2003 are as follows:

	Loans Maturing in

		Between	Greater
	Less Than	One and	Than Five
	One Year	Five Years	Years	Total

	(dollars in thousands)
Real estate loans	$50,788	$131,966	$1,013,975	$1,196,729
Construction loans	55,538	48,035	25,967	129,540
Film finance	83,062	15,568	—	98,630
Franchise loans	—	12,482	89,646	102,128
Commercial and other loans	6,083	786	—	6,869

	$195,471	$208,837	$1,129,588	$1,533,896

Loans with fixed interest rates	$12,279	$37,900	$16,558	$66,737
Loans with variable interest rates	183,192	170,937	1,113,030	1,467,159

	$195,471	$208,837	$1,129,588	$1,533,896

Percentage with variable interest rates	93.7%	81.9%	98.5%	95.6%

     The table above should not be regarded as a forecast of future cash collections because a substantial portion of real estate loans may be renewed or repaid prior to contractual maturity and have adjustable interest rates.

     The following table sets forth certain information regarding the real property collateral securing our real estate loan portfolio as of December 31, 2003.

	Number		Percent	Range of Principal Balance			Non-
	of	Gross	of				Accrual
	Loans	Amount	Total	Min	Max	Average	Loans

	(dollars in thousands)
Income Producing Property Loans:
Multi-family (5 or more units)	1,209	$675,584	50.94%	$3	$8,178	$578	$2,557
Retail	121	138,710	10.46%	4	10,456	1,146	—
Office	71	106,044	8.00%	18	10,426	1,178	77
Hotel	28	76,619	5.78%	106	11,679	2,736	1,359
Industrial/warehouse	38	31,353	2.36%	9	4,091	825	—
Mixed-use	89	79,145	5.97%	27	6,620	889	—
Mobile home parks	42	29,500	2.22%	82	1,693	702	—
Other	63	55,548	4.19%	23	5,891	882	289

Total income producing	1,661	1,192,503	89.92%				4,282

Construction and Land:
Construction	43	129,540	9.76%	30	15,149	3,013	—
Land	1	1,579	0.12%	1,579	1,579	1,579	—

Total construction and land	44	131,119	9.88%				—

Single-family mortgages:
Single-family (1-4 units)	19	2,647	0.20%	11	468	139	404

	1,724	$1,326,269	100.0%				$4,686

     The following table sets forth the location of the collateral for our real estate loan portfolios as of December 31, 2003.

	Number		Percent
	of	Gross	of
	Loans	Amount	Total

	(dollars in thousands)
Southern California:
Los Angeles County	789	$464,223	35.02%
San Diego County	64	92,998	7.01%
Riverside County	48	50,102	3.78%
San Bernardino County	58	48,079	3.62%
Orange County	48	37,443	2.82%
All Other Southern California Counties	22	38,929	2.93%

Total Southern California	1,029	731,774	55.19%

Northern California:
San Francisco County	21	11,745	0.89%
Sacramento County	3	1,631	0.12%
Santa Clara County	3	7,839	0.59%
Alameda County	41	31,162	2.35%
Fresno County	42	20,946	1.58%
San Mateo	12	8,545	0.64%
All Other Northern California Counties	163	149,785	11.29%

Total Northern California	285	231,653	17.46%

Outside California:
Arizona	127	105,440	7.95%
Texas	42	21,757	1.64%
Washington	26	33,015	2.49%
Nevada	62	69,602	5.25%
Colorado	55	50,185	3.78%
Oregon	42	33,326	2.51%
Montana	2	11,863	0.89%
Utah	10	5,952	0.45%
Idaho	5	9,432	0.71%
Other U.S. States	39	22,270	1.68%

Total Outside California	410	362,842	27.35%

	1,724	$1,326,269	100.0%

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

     The following table sets forth certain information with respect to our loan originations and purchases. Premiums paid and discounts taken on loans purchased in the secondary market are not included below.

	As of and for the Years Ended December 31,

	2003	2002		2001

	(dollars in thousands)
Gross real estate loans originated and retained in the portfolio	$599,885	$412,332		$285,650
Gross real estate loans originated on behalf of third-party investors	—	—		9,018
Gross commercial revolving credit loans	41,054	4,195		—
Gross film financing originated	90,528	34,340		—
Gross franchise loans originated	50,333	—		—
Gross film financing purchased	—	92,584	(1)	—
Gross franchise loans purchased	7,244	7,335		53,319
Gross real estate loans purchased	46,809	120,363	(1)	154,081

Total loan production	$835,853	$671,149		$502,068

Gross loans at end of period	$1,533,896	$1,468,949		$1,303,434
Gross loans weighted-average portfolio yield	7.64%	8.20%		9.26%
Average size of loans originated and retained in the Company’s portfolio	$943	$1,062		$1,120

(1)	Includes $36.8 million of gross real estate loans acquired in 2002 in connection with the acquisition of Asahi Bank of California and $92.6 million of film finance loans acquired in 2002 in connection with the acquisition of LHO.

Investment Securities

     The following table shows the amortized cost and approximate fair value of investment securities available for sale at the dates indicated.

	December 31,

	2003		2002		2001

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(in thousands)
U.S. Government Agency	$47,749	$47,621	$48,698	$48,986	$29,409	$29,404
Residual interest in securitized loans	5,055	5,368	5,305	5,619	—	—
Equity securities	25	104	25	72	14	7

Total investment securities available for sale	$52,829	$53,093	$54,028	$54,677	$29,423	$29,411

     During the first quarter of 2002, the Company formed a limited liability company to issue $86.3 million of asset-backed notes in a securitization of substantially all of its residential loan portfolio. The Company recognized a gain of $3.7 million on the securitization of these loans which is included in other non-interest income within the consolidated statements of income for 2002. Concurrent with recognizing such gain on sale, the Company recorded a residual interest of $5.6 million, which represents the present value of future cash flows (spread and fees) that are anticipated to be received over the life of the loans. The residual interest is recorded on the consolidated balance sheets in the “Investment securities available for sale, at fair value”. The value of the residual interest is subject to substantial credit, prepayment, and interest rate risk on the sold residential loans. In accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the residual interest is classified as “available-for-sale” and, as such, recorded at fair value with the resultant changes in fair value recorded as unrealized gain or loss in a separate component of shareholders’ equity in “accumulated other comprehensive income or loss”, until realized. Fair value is determined on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the lives of the receivables using prepayment, default, and interest rate assumptions that we believe market participants would use for similar financial instruments.

     During 2003, the Company recognized an other than temporary impairment of $1.0 million in connection with its residual interest. Impairments that are deemed to be other than temporary are charged to non-interest income. In evaluating impairments as other than temporary the Company considers credit risk, as well as the magnitude and trend of default rates and prepayment speeds of the underlying residential loans.

     At December 31, 2003 and 2002, key assumptions used to estimate the fair value of the residual interest based on projected cash flows, and the sensitivity of the value to immediate adverse changes in those assumptions is as follows:

	December 31, 2003	December 31, 2002

Dollars in thousands
Fair value of retained interest	$5,368	$5,619
Weighted average life (in years) – securities	0.90	1.49
Weighted average life (in years) – residual interest	4.47	4.70
Weighted average annual prepayment speed	35.0%	35.0%
Impact of 10% adverse change	$(67)	$(23)
Impact of 25% adverse change	$(120)	$(59)
Weighted average annual discount rate	15.0%	15.0%
Impact of 10% adverse change	$(147)	$(167)
Impact of 25% adverse change	$(367)	$(404)
Weighted average lifetime credit losses	3.3%	3.3%
Impact of 10% adverse change	$(313)	$(285)
Impact of 25% adverse change	$(753)	$(678)

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

			Due after One		Due after Five
	Due in One		Year through		Years through		Due after
	Year or Less		Five Years		Ten Years		Ten Years

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
December 31, 2003	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield

Investment securities available for sale
U.S. Government Agency	$—	—	$46,791	2.82%	$—	—	$830	8.33%
Equity securities	104	—	—	—	—	—	—	—
Residual interest in securitized loans	—	—	5,368	—	—	—	—	—

Total investment securities available for sale	$104		$52,159		$—		$830

Liquidity and Deposit Accounts

     Liquidity refers to our ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans. We maintain a cash and investment securities portfolio designed to satisfy operating and regulatory liquidity requirements while preserving capital and maximizing yield. As of December 31, 2003 and 2002, the Bank’s liquidity ratios were 17.5% and 19.0%, respectively, exceeding the DFI regulatory requirement of 1.5%. In addition, our liquidity position is supported by a credit facility with the FHLB of San Francisco. As of December 31, 2003, we had remaining available borrowing capacity under this credit facility of $161.0 million, net of the $8.5 million of additional FHLB Stock that we would be required to purchase to support those additional borrowings, and $30.0 million of unused federal funds credit facilities under established lines of credit with two banks. In addition, ITLA Capital established two $25.0 million revolving credit facilities with an unaffiliated bank. Both credit facilities were entered into on January 1, 2004. These facilities mature on March 31, 2004 and January 1, 2005, respectively.

     Total deposit accounts increased approximately $81.1 million to $1.147 billion at December 31, 2003 from $1.066 billion at December 31, 2002. The increase in deposits in 2003 was primarily related to an increase in interest bearing demand deposit accounts of $38.5 million and an increase in time certificate of deposits of $45.5 million. Brokered deposits totaled $126.8 million and $103.6 million at December 31, 2003 and 2002, respectively. Total deposit accounts increased approximately $112.3 million to $1.1 billion at December 31, 2002 from $953.7 million at December 31, 2001. In both 2003 and 2002, the funds provided from deposits were used to fund the growth in our loan portfolio. Although we compete for deposits primarily on the basis of rates, based on our historical experience regarding retention of deposits, management believes that a significant portion of deposits will remain with us upon maturity on an ongoing basis.

     The following table sets forth information regarding deposits outstanding at the dates indicated.

	December 31,

	2003	2002	2001

	(in thousands)
Non-interest demand accounts	$9,074	$—	$—
Interest demand accounts	38,518	—	—
Money market and passbook accounts	156,505	168,525	158,188
Time certificates under $100,000	564,207	521,404	526,911
Time certificates $100,000 and over	378,713	375,982	268,555

	$1,147,017	$1,065,911	$953,654

     The following table sets forth the maturities of certificates of deposit $100,000 and over at December 31, 2003 (in thousands):

Certificates of deposit $100,000 and over:
Maturing within three months	$72,425
After three but within six months	96,517
After six but within twelve months	121,928
After twelve months	87,843

$378,713

Off-Balance Sheet Arrangements

     In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by the Company to meet the financing needs of our customers.

     The Company’s off-balance sheet arrangements, which principally include lending commitments, are described below. At December 31, 2003, the Company also had a residual interest of $5.4 million in a qualified special purpose entity formed in 2002 to issue $86.3 million of asset-backed notes in a securitization of substantially all of the Company’s residential loan portfolio, and a $2.6 million equity interest in our deconsolidated trusts through which we have issued trust preferred securities. See Notes 10 and 12 of our consolidated financial statements included in Item 8 of this report.

     Lending Commitments. Lending commitments include loan commitments, unused lines of credit and standby letters of credit. The instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. The Company provides these lending commitments to customers in the normal course of business.

     At December 31, 2003, the Company’s approved loan origination commitments outstanding totaled $153.5 million. Unfunded commercial letters of credit and revolving credit lines totaled $66.1 million. These letters of credit are commitments for possible future extension of credit to existing customers. These lines of credit are typically uncollateralized and usually do not contain a specified maturity date.

     The Company applies essentially the same credit policies and standards as it does in the lending process when making these commitments. See Note 15 to the consolidated financial statements included in Item 8 of this report for additional information regarding lending commitments.

Contractual Obligations

     The following table shows the contractual obligations of the Company by expected payment period, as of December 31, 2003. Further discussion of these commitments is included in Notes 8, 10, 11, and 16 to the consolidated financial statements included in Item 8 of this report.

			After One	After Three
		One Year	Through	Through	More Than
Contractual Obligations	Total	or Less	Three Years	Five Years	Five Years

	(in thousands)
Long-term FHLB advances	$111,135	$56,600	$34,005	$11,000	$9,530
Junior subordinated debentures	86,600	—	—	—	86,600
Operating lease obligations	11,382	2,632	5,281	3,288	181
Deposits with stated maturity dates	942,920	726,191	190,128	26,601	—
Purchase obligations	2,470	687	1,783	—	—

     FHLB advances and junior subordinated debentures have defined terms and under certain circumstances are callable at the option of the lender.

     Operating leases represent obligations entered into by the Company for its use of office facilities. Certain of these noncancelable operating leases contain rental escalation clauses based on increases in the consumer price index. At the end of the lease obligations, renewal options may be exercised by the Company for up to an additional ten years.

     Purchase obligations represent contractual service and other operating and marketing obligations of the Company.

Capital Resources

     The Company, the Bank’s holding company, had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at December 31, 2003 of 14.2 percent, 15.6 percent and 18.2 percent, respectively, which represents $158.4 million, $150.7 million and $128.1 million, respectively, of capital in excess of the amount required to be “well capitalized” for bank holding company regulatory purposes. Our trust preferred securities presently qualify as Tier 1 capital. As a result of the deconsolidation of our trust subsidiaries required by our adoption of FIN 46 as of December 31, 2003, the Federal Reserve Board is evaluating whether the deconsolidation will affect the qualification of the trust preferred securities as Tier 1 capital. See Note 10 to our consolidated financial statements included in Item 8 of this report.

     The Bank had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at December 31, 2003 of 13.2 percent, 14.3 percent and 15.6 percent, respectively, which represents $133.6 million, $124.7 million and $83.5 million, respectively, of capital in excess of the amount required to be “well capitalized” for regulatory purposes. These ratios were 13.1%, 13.2% and 14.4% as of December 31, 2002, respectively.

     Shareholders’ equity increased to $186.9 million at December 31, 2003 from $156.7 million at December 31, 2002. The increase was primarily due to the retention of $29.6 million of net income as retained earnings for the year and $2.9 million received from the exercise of employee stock options, partially offset by the purchase of $2.2 million of the Company’s common stock currently held as treasury stock. There were no dividends declared or paid by us during 2003.

Credit Risk Elements

Allowance for Loan Losses and Nonperforming Assets

     The following table provides certain information with respect to our total allowance for loan losses, including charge-offs, recoveries and selected ratios, for the periods indicated.

	As of and for the Years Ended December 31,

	2003	2002	2001	2000	1999

	(dollars in thousands)
Balance at beginning of year	$33,009	$26,650	$27,186	$19,895	$16,811
Provision for loan losses	7,760	9,030	4,575	4,775	4,950
Addition due to purchase of the ICCMAC Trust	—	—	—	4,614	—
Additions due to purchase of LHO and Asahi	—	2,048
Charge offs:
Real estate loans	(5,286)	(4,730)	(2,845)	(1,489)	(2,088)
Construction loans	—	—	(2,419)	(1,000)	—
Film finance loans	(800)	—	—	—	—
Franchise loans	(661)	—	—	—	—
Commercial and other loans	(700)	—	—	—	—

Total charge-offs	(7,447)	(4,730)	(5,264)	(2,489)	(2,088)

Recoveries:
Real estate loans	14	11	153	391	222
Commercial and other loans	65	—	—	—	—

Total recoveries	79	11	153	391	222

Net (charge-offs) recoveries	(7,368)	(4,719)	(5,111)	(2,098)	(1,866)

Balance at end of the year	$33,401	$33,009	$26,650	$27,186	$19,895

Average loans outstanding during the year	$1,415,812	$1,305,902	$1,295,097	$1,147,602	$925,059
Loans, net, at end of the year (1)	$1,538,825	$1,471,243	$1,311,178	$1,284,835	$971,375
Selected Ratios:
Net (charge-offs) recoveries to average loans outstanding	(0.52)%	(0.36)%	(0.39)%	(0.18)%	(0.20)%
Net (charge-offs) recoveries to loans, net (1)	(0.48)%	(0.32)%	(0.39)%	(0.16)%	(0.19)%
Allowance for loan losses to loans, net (1)	2.14%	2.31%	2.16%	2.12%	2.05%
Allowance for loan losses to nonaccrual loans	392.26%	555.61%	174.30%	149.85%	249.40%

(1)	Loans, before allowance for loan losses and net of premium, deferred loan origination costs and deferred loan fees.

     The allowance for loan losses increased to $33.4 million or 2.14% of our total loan portfolio at December 31, 2003 from $33.0 million or 2.31% of our total loan portfolio at December 31, 2002. The increase in the allowance was due primarily to the growth in the Bank’s loan portfolio, which increased $120.6 million in 2003. During 2003, we decreased our provision to $7.8 million compared to $9.0 million in 2002. The current period provision for loan losses was recorded to provide reserves adequate to support the known and inherent risk of loss in the loan portfolio, and reflects the overall decline in total non-performing loans and other loans of concern from $41.4 million at December 31, 2002 to $39.8 million at December 31, 2003.

     The allowance for loan losses increased to $33.0 million or 2.31% of our total loan portfolio at December 31, 2002 from $26.7 million or 2.03% of our total loan portfolio at December 31, 2001. During 2002, we increased our provision to $9.0 million compared to $4.6 million in 2001. The increases in the allowance was due primarily to the growth in our loan portfolio and the increase in our other loans of concern, which increased from $21.5 million in 2001 to $35.5 million in 2002.

     The following table sets forth management’s historical allocation of the allowance for loan losses by loan or contract category and the percentage of gross loans in each category to total gross loans at the dates indicated.

	December 31,

	2003		2002		2001

	Allowance		Allowance		Allowance
	for loan	% of loans	for loan	% of loans	for loan
Loan Category:	losses	(1)	losses	(1)	losses

Secured by real estate	$25,522	76%	$28,348	86%	$26,650
Film finance	4,354	13	2,961	9	—
Franchise	3,185	10	1,490	5	—
Commercial	340	1	210	—	—

Total	$33,401	100%	$33,009	100%	$26,650

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31,

	2001	2000		1999

		Allowance		Allowance
	% of loans	for loan	% of loans	for loan	% of loans
Loan Category:	(1)	losses	(1)	losses	(1)

Secured by real estate	100%	$27,186	100%	$19,895	100%
Film finance	—	—	—	—	—
Franchise	—	—	—	—	—
Commercial	—	—	—	—	—

Total	100%	$27,186	100%	$19,895	100%

(1)	Percentage represents the percent of gross loans in category to total gross loans.

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

     Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of nonperforming assets. Management believes that our allowance for loan losses as of December 31, 2003 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

     The following table sets forth the delinquency status of our loan portfolios at each of the dates indicated.

	December 31,

	2003		2002		2001

		Percent of		Percent of		Percent of
		Gross		Gross		Gross
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio

	(dollars in thousands)
Period of Delinquency
30 – 59 days	$21,455	1.39%	$17,500	1.19%	$11,481	0.88%
60 – 89 days	882	0.06%	148	0.01%	7,954	0.61%
90 days or more	8,515	0.55%	5,941	0.40%	13,450	1.03%

Total loans delinquent	$30,852	2.00%	$23,589	1.61%	$32,885	2.52%

     The increase in total delinquent loans in 2003 was due primarily to an increase of $3.0 million of past due film finance loans, a $799,000 increase in past due franchise loans and a $577,000 increase of past due loans held in trust, partially offset by a $1.8 million decrease in past due commercial real estate loans.

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

     The following table sets forth our nonperforming assets by category and troubled debt restructurings as of the dates indicated:

	December 31,

	2003	2002	2001	2000	1999

	(dollars in thousands)
Nonaccrual loans:(1)
Real estate	$4,686	$3,913	$13,690	$9,430	$7,977
Construction	—	—	1,600	8,712	—
Franchise	799	1,986	—	—	—
Film finance	3,030	—	—	—	—
Other real estate owned, net	7,048	12,593	13,741	2,250	1,041

Total nonperforming assets	15,563	18,492	29,031	20,392	9,018
Accruing loans past-due 90 days or more with respect to principal or interest	—	—	—	9,765	—
Performing troubled debt restructurings	4,709	7,858	3,752	3,002	13,996

	$20,272	$26,350	$32,783	$33,159	$23,014

Nonaccrual loans to total gross loans and real estate loans in trust	0.55%	0.36%	1.17%	1.42%	0.82%
Allowance for loan losses to nonaccrual loans	392.26%	555.61%	174.30%	149.85%	249.40%
Nonperforming assets to total assets	0.86%	1.08%	1.92%	1.44%	0.81%

(1)	Includes three loans with a net book balance of $3.8 million that were nonperforming troubled debt restructurings in 2003 and one loan with net book balance of $1.4 million that was a nonperforming troubled debt restructuring in 2000.

     Gross interest income that would have been recorded on nonaccrual loans had they been current in accordance with original terms was $608,000 and $941,000 for the years ended December 31, 2003 and 2002 respectively. The amount of interest income on such nonaccrual loans included in net income for the years ended December 31, 2003 and 2002 was $290,000 and $244,000, respectively.

     Our nonaccrual loans totaled $8.5 million at December 31, 2003. Two of these loans had an outstanding balance greater than $1.0 million.

     In 2003, $9.6 million of new other real estate owned was acquired, $14.2 million of other real estate owned was sold, and a provision of $870,000 was recorded, resulting in net other real estate owned at December 31, 2003 of $7.0 million. Other real estate owned at December 31, 2003 consisted of three properties with an average balance of approximately $2.3 million. The other real estate owned property with the largest net book balance totaled $4.8 million.

     In addition to the above, management has concerns as to the borrowers’ ability to comply with present repayment terms on $31.3 million of other loans of concern as of December 31, 2003. See “Item 1. Business–Nonperforming Assets and Other Loans of Concern.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

     In evaluating our exposure to changes in interest rates, certain risks inherent in the method of analysis presented in the following table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees and at different times to changes in market rates. Additionally, loan prepayments and early withdrawals of time certificates could cause interest sensitivities to vary from those that appear in the following table. Further, certain assets, such as variable rate real estate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. The majority of our variable rate real estate loans may not adjust downward below their initial rate, with increases generally limited to maximum adjustments of 2% per year and up to 5% over the life of the loan. These loans may also be subject to prepayment penalties. At December 31, 2003, 83.4% of our variable rate loan portfolio would not adjust downward below the initial interest rate with the weighted-average minimum interest rate on this portfolio being 6.87% and 77.4% of the total loans outstanding had a lifetime interest rate cap, with the weighted-average lifetime interest rate cap on this portfolio being 9.28%. The anticipated effects of these various factors are considered by management in implementing interest rate risk management activities.

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

     The following table shows our estimated earnings sensitivity profile as of December 31, 2003:

Changes in	Percentage Change in
Interest rates	Net Interest Income
(Basis Points)	(12 Months)

+ 200 Over One Year	1.67%
+ 100 Over One Year	- 0.20%
- 100 Over One Year	1.92%
- 200 Over One Year	N/A

     Because of the low level of current market interest rates, the above analysis was not performed for an interest rate decrease greater than 100 basis points.

     Another tool used to identify and manage our interest rate risk profile is the static gap analysis. Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. Although our cumulative GAP position indicates an asset-sensitive position, our loan portfolio has reached floor interest rates in excess of current market rates to such an extent that a 150 basis point increase in rates does not cause our assets to reprice. Our liabilities within the cumulative GAP period reprice upward to market rates under this scenario causing compression of net interest income. In a declining rate environment, our liabilities will continue to reprice downward, while our loan portfolio remains at its floor rates, creating an increase in net interest income.

     The following table presents an estimate of our static GAP analysis as of December 31, 2003.

	Maturing or Repricing in

		After 3	After 1 Year
	3 months	Months But	But Within	After	Non-Interest
	or less	Within 1 year	5 Years	5 Years	Sensitive	Total

	(dollars in thousands)
Assets
Loans (1)	$793,130	$564,346	$109,151	$1,795	$—	$1,468,422
Real estate loans held in trust(2)	32,278	22,164	15,956	5	—	70,403
Cash and cash equivalents	174,046	—	—	—	4,272	178,318
Investment securities available for sale	8,183	34,306	9,880	18,690	—	71,059
Noninterest-earning assets less allowance for loan losses and unearned fees	—	—	—	—	30,013	30,013

Total assets	$1,007,637	$620,816	$134,987	$20,490	$34,285	$1,818,215

Liabilities and Shareholders’ Equity
Time certificates under $100,000	$129,702	$315,809	$118,696	$—	$—	$564,207
Time certificates $100,000 and more	96,922	196,284	85,507	—	—	378,713
Money market and passbook accounts	109,803	38,196	8,506	—	—	156,505
Demand deposit accounts	47,592	—	—	—	—	47,592
FHLB advances	299,900	16,000	36,705	9,530	—	362,135
Collateralized mortgage obligations	15,868	—	—	—	—	15,868
Other liabilities	—	—	—	—	19,696	19,696
Junior subordinated debentures	57,561	—	—	29,039	—	86,600
Shareholders’ equity	—	—	—	—	186,899	186,899

Total liabilities and shareholders’ equity	$757,348	$566,289	$249,414	$38,569	$206,595	$1,818,215

Net repricing assets over (under) repricing liabilities equals interest rate sensitivity GAP	$250,289	$54,527	$(114,427)	$(18,079)	$(172,310)

Cumulative interest rate sensitivity GAP	$250,289	$304,816	$190,389	$172,310	$—

Cumulative GAP as a percentage of total assets	13.77%	16.76%	10.47%	9.48%	0.0%

(1)	Adjustable rate loans consist principally of real estate secured loans with a maximum term of 30 years. Approximately 65% of these loans are generally adjustable quarterly based on changes in various indexes, subject generally to a maximum increase of 2% annually and up to 5% over the life of the loan. Approximately 17% of these loans are fixed for an initial period of two to five years from origination, and then are adjustable quarterly based on changes in various indexes. Nonaccrual loans of approximately $7.7 million are assumed to reprice after five years.

(2)	Nonaccrual loans of approximately $809,000 are assumed to reprice after five years.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and the Board of Directors of
ITLA Capital Corporation:

We have audited the accompanying consolidated balance sheets of ITLA Capital Corporation and subsidiaries (“the Company”), a Delaware corporation, as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITLA Capital Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As are further described in Note 1 to the consolidated financial statements, at December 31, 2003 the Company adopted FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, as revised, which required the deconsolidation of its trust subsidiaries that had issued its mandatorily redeemable preferred securities and to which the Company issued its junior subordinated debentures.

/s/ Ernst &Young LLP

Los Angeles, California
January 30, 2004

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

/s/ Arthur Andersen LLP

Los Angeles, California
January 25, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with ITLA Capital Corporation’s filing on Form 10-K for the year ended December 31, 2001. Arthur Andersen LLP has not reissued this report in connection with this filing on Form 10-K.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(in thousands except
	share amounts)

Assets
Cash and cash equivalents	$178,318	$160,848
Investment securities available for sale, at fair value	53,093	54,677
Stock in Federal Home Loan Bank	17,966	16,934
Loans, net (net of allowance for loan losses of $31,573 and $31,081 in 2003 and 2002, respectively)	1,436,849	1,316,298
Real estate loans held in trust, net (net of allowance for loan losses of $1,828 and $1,928 in 2003 and 2002, respectively)	68,575	121,936
Interest receivable	8,958	9,158
Other real estate owned, net	7,048	12,593
Premises and equipment, net	5,766	4,197
Deferred income taxes	11,609	13,822
Goodwill	3,118	3,118
Other assets	26,915	8,384

Total assets	$1,818,215	$1,721,965

Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$1,147,017	$1,065,911
Federal Home Loan Bank advances	362,135	338,685
Collateralized mortgage obligations	15,868	69,077
Accounts payable and other liabilities	19,696	10,006
Junior subordinated debentures	86,600	—

Total liabilities	1,631,316	1,483,679

Commitments and contingencies (note 16)
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures	—	81,595
Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital – common stock, $.01 par value; 20,000,000 shares authorized, 8,447,294 and 8,226,414 issued in 2003 and 2002, respectively	61,704	58,841
Retained earnings	165,407	135,773
Accumulated other comprehensive income, net	155	435

	227,266	195,049
Less treasury stock, at cost – 2,475,689 and 2,447,656 shares in 2003 and 2002, respectively	(40,367)	(38,358)

Total shareholders’ equity	186,899	156,691

Total liabilities and shareholders’ equity	$1,818,215	$1,721,965

See accompanying notes to the consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2003	2002	2001

	(in thousands except per
	share amounts)
Interest income:
Loans receivable, including fees	$104,598	$96,894	$104,949
Real estate loans held in trust	5,980	10,239	14,954
Cash and investment securities	5,399	3,475	3,192

Total interest income	115,977	110,608	123,095

Interest expense:
Deposit accounts	24,616	29,349	52,864
Federal Home Loan Bank advances	5,175	5,672	4,790
Collateralized mortgage obligations	1,076	2,301	6,209

Total interest expense	30,867	37,322	63,863

Net interest income before provision for loan losses	85,110	73,286	59,232
Provision for loan losses	7,760	9,030	4,575

Net interest income after provision for loan losses	77,350	64,256	54,657

Non-interest income:
Premium on sale of loans, net	8,983	—	—
Late and collection fees	252	201	274
Other	6,005	172	785

Total non-interest income	15,240	373	1,059

Non-interest expense:
Compensation and benefits	18,870	13,954	11,778
Occupancy and equipment	4,839	3,165	2,968
Other	13,006	9,913	8,072

Total general and administrative	36,715	27,032	22,818

Real estate owned expense, net	382	632	136
Provision for losses on other real estate owned	870	796	269
Gain on sale of other real estate owned, net	(40)	(105)	(18)

Total real estate owned expense, net	1,212	1,323	387

Total non-interest expense	37,927	28,355	23,205

Income before provision for income taxes and minority interest in income of subsidiary	54,663	36,274	32,511
Minority interest in income of subsidiary	6,083	3,481	2,967

Income before provision for income taxes	48,580	32,793	29,544
Provision for income taxes	18,946	12,788	11,393

NET INCOME	$29,634	$20,005	$18,151

BASIC EARNINGS PER SHARE	$4.91	$3.35	$2.82

DILUTED EARNINGS PER SHARE	$4.55	$3.16	$2.72

See accompanying notes to the consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock
	Number of shares

	Gross		Net
	Shares		Shares
	Issued and	Treasury	Issued and
	Outstanding	Shares	Outstanding

	(in thousands except share amounts)
Balance at January 1, 2001	8,206,749	(1,546,336)	6,660,413
Issuance of common stock - employee stock options	6,000		6,000
Earned compensation from Supplemental Executive Retirement Plan /Recognition and Retention Plan, net	—	1,980	1,980
Common stock repurchased	—	(809,700)	(809,700)
Net income	—	—	—
Total comprehensive income	—	—	—

Balance at December 31, 2001	8,212,749	(2,354,056)	5,858,693

Issuance of common stock-employee stock options	13,665	—	13,665
Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan, net	—	—	—
Common stock repurchased	—	(93,600)	(93,600)
Net income	—	—	—
Total comprehensive income	—	—	—

Balance at December 31, 2002	8,226,414	(2,447,656)	5,778,758

Issuance of common stock- employee stock options	220,880	—	220,880
Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan, net	—	24,919	24,919
Common stock repurchased	—	(52,952)	(52,952)
Net income	—	—	—
Total comprehensive income	—	—	—

Balance at December 31, 2003	8,447,294	(2,475,689)	5,971,605

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Shareholders' Equity

	Contributed Capital
					Accumulated
			Total		Other	Treasury
	Share	Earned	Contributed	Retained	Comprehensive	Stock,
	Capital	Compensation	Capital	Earnings	Income (loss)	At Cost	Total

	(in thousands except share amounts)
Balance at January 1, 2001	$56,495	$625	$57,120	$97,617	$91	$(21,274)	$133,554
Issuance of common stock - employee stock options	74	—	74	—	—	—	74
Earned compensation from Supplemental Executive Retirement Plan /Recognition and Retention Plan, net	—	989	989	—	—	18	1,007
Common stock repurchased	—	—	—	—	—	(14,759)	(14,759)
Net income	—	—	—	18,151	—	—	18,151
Total comprehensive income	—	—	—	—	(98)	—	(98)

Balance at December 31, 2001	56,569	1,614	58,183	115,768	(7)	(36,015)	137,929

Issuance of common stock-employee stock options	184	—	184	—	—	—	184
Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan, net	—	474	474	—	—	—	474
Common stock repurchased	—	—	—	—	—	(2,343)	(2,343)
Net income	—	—	—	20,005	—	—	20,005
Total comprehensive income	—	—	—	—	442	—	442

Balance at December 31, 2002	56,753	2,088	58,841	135,773	435	(38,358)	156,691

Issuance of common stock- employee stock options	2,897	—	2,897	—	—	—	2,897
Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan, net	—	(34)	(34)	—	—	224	190
Common stock repurchased	—	—	—	—	—	(2,233)	(2,233)
Net income	—	—	—	29,634	—	—	29,634
Total comprehensive income	—	—	—	—	(280)	—	(280)

Balance at December 31, 2003	$59,650	$2,054	$61,704	$165,407	$155	$(40,367)	$186,899

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Comprehensive Income

			Reclassification of
			realized gains
		Unrealized	previously
		Gain (loss)	recognized in	Total
	Net	on securities,	comprehensive	Comprehensive
	Income	net of tax	income, net of tax	Income

	(in thousands except share amounts)
Balance at January 1, 2001
Issuance of common stock - employee stock options
Earned compensation from Supplemental Executive Retirement Plan /Recognition and Retention Plan, net
Common stock repurchased
Net income
Total comprehensive income	$18,151	$(98)	$—	$18,053

Balance at December 31, 2001

Issuance of common stock-employee stock options
Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan, net
Common stock repurchased
Net income
Total comprehensive income	20,005	442	—	20,447

Balance at December 31, 2002

Issuance of common stock- employee stock options
Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan, net
Common stock repurchased
Net income
Total comprehensive income	$29,634	$(280)	$—	$29,354

Balance at December 31, 2003

See accompanying notes to the consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(in thousands)
Cash Flows From Operating Activities:
Net Income	$29,634	$20,005	$18,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,722	946	836
Amortization of premium on purchased loans	2,136	1,859	3,143
Amortization of original issue discount and deferred debt issuance costs on CMOs	328	168	294
Amortization of deferred loan origination fees, net of costs	(2,390)	(1,688)	(1,333)
Provision for loan losses	7,760	9,030	4,575
Provision for losses on other real estate owned	870	796	269
Deferred income tax expense (benefit)	2,399	(2,255)	(546)
Other, net	216	(105)	(18)
Decrease in interest receivable	200	1,986	677
(Increase) decrease in other assets	(13,795)	363	462
Increase (decrease) in accounts payable and other liabilities	9,690	(368)	(654)

Net cash provided by operating activities	38,770	30,737	25,856

Cash Flows From Investing Activities:
Proceeds from securitization and sale of real estate loans	—	98,155	—
Purchases of investment securities available for sale	(55,395)	(102,462)	(45,400)
Proceeds from the maturity and calls of investment securities available for sale	55,894	78,705	62,260
Purchase of stock in Federal Home Loan Bank	(479)	(3,470)	(9,160)
Purchase of loans	(54,053)	(90,909)	(207,400)
(Increase) decrease in loans, net	(76,100)	(84,889)	108,493
Repayment of real estate loans held in trust	51,946	38,896	47,927
Proceeds from sale of real estate loans	—	—	755
Proceeds from sale of other real estate owned	8,226	3,972	5,687
Cash paid for capital expenditures	(3,291)	(2,859)	(752)
Cash paid to acquire LHO, net	—	(93,042)	—
Cash paid to acquire Asahi Bank of California, net	—	(14,872)	—
Other, net	—	—	(331)

Net cash used in investing activities	(73,252)	(172,775)	(37,921)

Cash Flows From Financing Activities:
Proceeds from exercise of employee stock options	2,897	184	74
Cash paid to acquire treasury stock	(2,233)	(2,343)	(14,759)
Repayment of Asahi repurchase agreement, net	—	(14,693)	—
Proceeds from issuance of trust preferred securities	—	53,348	14,549
Principal payments on collateralized mortgage obligations	(53,268)	(40,739)	(52,498)
Increase (decrease) in deposit accounts	81,106	103,488	(62,045)
Net proceeds from short-term borrowings from the Federal Home Loan Bank	64,000	9,700	124,800
Proceeds from long-term borrowings from the Federal Home Loan Bank	16,000	109,700	75,235
Repayments of long-term borrowings from the Federal Home Loan Bank	(56,550)	(50,000)	(10,000)

Net cash provided by financing activities	51,952	168,645	75,356

Net increase in cash and cash equivalents	17,470	26,607	63,291
Cash and cash equivalents, beginning of period	160,848	134,241	70,950

Cash and cash equivalents, end of period	$178,318	$160,848	$134,241

Supplemental Cash Flow Information:
Cash paid during the period for interest	$31,181	$36,753	$65,073
Cash paid during the period for income taxes	$19,965	$15,247	$9,750
Non-cash Investing Transactions:
Loans transferred to other real estate owned	$9,609	$3,515	$16,961
Loans to facilitate the sale of other real estate owned	$6,098	$2,860	$2,050

See accompanying notes to the consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - ITLA Capital Corporation and subsidiaries (“ITLA Capital” or “the Company”) is primarily engaged in the origination of real estate loans secured by income producing real estate and, to a lesser extent, the origination of franchise, film finance, tax refund anticipation, and private label commercial revolving credit loans. Through our principal operating subsidiary, Imperial Capital Bank (“Imperial” or “the Bank”), the Company accepts deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) which are used primarily to fund the investment in variable rate loans. The Company also holds 100 percent of the equity and certain collateralized mortgage obligations (“CMOs”) of the ICCMAC Multifamily and Commercial Trust 1999-1 (the “ICCMAC Trust”), through our Imperial Capital Real Estate Investment Trust (“Imperial Capital REIT”) subsidiary.

     In 2002 we formed ITLA Capital Statutory Trust III (“Trust III”), ITLA Capital Statutory Trust IV ( “Trust IV”), and ITLA Capital Statutory Trust V (“Trust V”), and in 2001 and 2000, we formed ITLA Capital Statutory Trust II (“Trust II”) and ITLA Capital Statutory Trust I (“Trust I”), respectively. Collectively, these trusts are referred to as the “Trusts”. The Trusts were established solely for the purpose of issuing Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Deferrable Interest Debentures (the “Trust Preferred securities”). As discussed further in the new accounting pronouncement section below, and in Note 10 — Junior subordinated debentures, the Company deconsolidated the Trusts as of December 31, 2003. As a result, the Company recorded the $86.6 million of underlying debentures issued by the Company to the Trusts as “Junior subordinated debentures” and $2.6 million of the Company’s investment in the Trusts and $2.1 million of deferred debt issuance costs as “Other assets” in the consolidated balance sheet at December 31, 2003. The entries recorded in connection with the deconsolidation of the Trusts are non-cash investing transactions for cash flow purposes.

     During 2002, the Company formed ITLA Mortgage Loan Securitization 2002-1, LLC, a limited liability company to issue certain asset-backed notes in connection with the securitization of the Company’s performing residential loan portfolio.

     In November 2002, the Company entered into a strategic business relationship with various subsidiaries of Household International, Inc. (“Household”) relating to certain tax refund products. In connection with this relationship, the Bank originates tax refund anticipation loans and sells Household a non-recourse participation interest representing substantially all of the outstanding loan balance. Under the agreement, Household supports the Bank’s credit administration, compliance, treasury, and accounting functions with a range of services relating to the administration of this program. Household also services the loans on behalf of the Bank. Substantially all of the tax refund lending volume is generated during the first quarter of the year. The tax refund agreement is for a four-year term, with substantial break-up fees that apply in the event that Household terminates the agreement during the first two years of the agreement. The Bank was affirmed by Household in November 2003, as its strategic lending partner for the 2004 tax season.

     The Company also entered into an agreement in December 2002 with Household pursuant to which the Bank originates private label commercial revolving credit loans to small businesses. This agreement is for a two-year term. These loans are used primarily to fund purchases from major retailers. Pursuant to this agreement, the Bank sells Household a non-recourse participation interest representing substantially all of the outstanding loan balance.

     As of December 31, 2003 and 2002, the Bank had no tax refund anticipation loans (“RAL”) outstanding and $5.8 million and $4.2 million, respectively, of private label commercial revolving loans outstanding. Fee income earned in connection with the RAL program, consisted of approximately $9.0 million of net premiums on the sale of RAL loans and $4.6 million of processing and administrative fees. Because the RAL program relates to the filing of income tax returns, transaction activity was concentrated during the tax season. This resulted in the Company earning substantially all of its RAL program income in the first quarter of the year.

     Imperial began operating as a California industrial bank in 1974, and became a publicly traded company in October 1995, when its shares were sold in an initial public offering. Imperial operates six retail branches in California and one branch in Nevada, along with six lending offices located in California, Nevada, Arizona, Texas, Washington, and Georgia. From its formation in 1974 until December 31, 1999, Imperial operated under the name Imperial Thrift and Loan Association. Effective January 1, 2000, Imperial changed its name to Imperial Capital Bank.

     In December 2002, the Bank received regulatory approval to convert to a California state chartered commercial bank from a California industrial bank. In addition, ITLA Capital was approved by the Federal Reserve Bank to become a bank holding company. The Bank began operating as a commercial bank and ITLA Capital became a bank holding company in January 2003.

     Financial Statement Presentation — The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States (“GAAP”) and to prevailing practices within the financial services industry. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and variable interest entities for which the Company is the primary beneficiary. All material intercompany transactions and balances have been eliminated. Certain amounts in prior periods have been reclassified to conform to the presentation in the current period. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents — We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

     Investment Securities — Investment securities available for sale are carried at fair value with unrealized gains or losses reported net of taxes as a component of other comprehensive income (loss) until realized. Realized gains and losses are determined using the specific identification method.

     Loans – Loans, which include real estate loans, franchise loans, film finance loans, tax refund anticipation loans, commercial revolving credit loans and real estate loans held in trust, are generally carried at principal amounts outstanding plus purchase premiums, less charge-offs, net deferred loan origination fees and other unearned income. Deferred loan origination fees and other unearned income include deferred unamortized fees net of direct incremental loan origination costs. Interest income is accrued as earned. Net purchase premiums or discounts and deferred loan origination fees are amortized or accreted into interest income using the interest method. Premium on the sale of loans consists entirely of income earned in connection with the sale of refund anticipation loans to Household and is recognized as income at the time the loans are purchased by Household.

     Loans are placed on nonaccrual status when they become 90 days or more contractually delinquent or earlier if the collection of interest is considered by management to be unlikely. When a loan is placed on nonaccrual status, all previously accrued but uncollected interest is reversed against current period operating results. Subsequent cash collections on nonaccrual loans are either recognized as interest income on a cash basis if the loan is well secured and in management’s judgment the net book value is fully collectible, or recorded as a reduction of principal.

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

     Goodwill – The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002. The adoption of SFAS No. 142 ceased the amortization of goodwill and requires an annual assessment for impairment by applying a fair-value-based test. In connection with acquisitions discussed in Note 2, the Company recognized approximately $3.1 million of goodwill. In accordance with SFAS No. 142, the Company assesses the goodwill for impairment on an annual basis, or on an interim basis if events or circumstances indicate the fair value of the goodwill has decreased below its carrying value. During 2003 and 2002, the Company evaluated its goodwill, and determined that no impairment was required.

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

     Earnings Per Share - Earnings per share (“EPS”) for all periods presented in the consolidated statements of income are computed in accordance with the provisions of SFAS No. 128 - “Earnings Per Share”, and are based on the weighted-average number of shares outstanding during each year. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the effect of common stock equivalents of the Company, which include only shares issuable on the exercise of outstanding options. A reconciliation of the computation of Basic EPS and Diluted EPS is presented in Note 18 — Earnings Per Share.

     Stock-Based Compensation — The Company’s stock-based compensation plan is accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25 — “Accounting for Stock Issued to Employees”. Under APB Opinion No. 25, no compensation expense is recognized for a stock option grant if the exercise price of the stock option at measurement date is equal to or greater than the fair market value of the common stock on the date of grant. The Company applies SFAS No. 123 for disclosure purposes only. SFAS No. 123 disclosures include pro forma net income and earning per share as if the fair value-based method of accounting had been used. If compensation had been determined based on SFAS No. 123, the Company’s pro forma net income and pro forma per share data would be as follows:

	For the Year Ended
	December 31,

	2003	2002	2001

	(in thousands, except per share data)
Net income, as reported	$29,634	$20,005	$18,151
Less: Stock-based employee compensation expense determined under the fair value method, net of tax	(1,440)	(1,076)	—

Pro forma net income	$28,194	$18,929	$18,151

Earnings per share:
Basic – as reported	$4.91	$3.35	$2.82
Basic – pro forma	$4.68	$3.17	$2.82
Diluted – as reported	$4.55	$3.16	$2.72
Diluted – pro forma	$4.33	$2.99	$2.72

     Comprehensive Income - Comprehensive income is displayed in the Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income and consists entirely of the change in net unrealized holding gain or loss on securities classified as available for sale, net of the related income tax effect.

     New Accounting Pronouncements – In November 2002, Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions for FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were included in the Company’s financial statements for the year ended December 31, 2003. Implementation of the provisions of FIN 45 did not have a material impact on the Company’s financial statements.

     In January 2003, FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 establishes the criteria used to identify variable interest entities and to determine whether or not to consolidate a variable interest entity. The Company adopted FIN 46 at December 31, 2003. In accordance therewith, the Company deconsolidated the Trusts. The result was to recognize investments in the Trusts in other assets, and to report the amount of subordinated debentures issued by the Company to the Trusts in the liability section of the Company’s consolidated balance sheet. In addition, beginning January 1, 2004, the Company will recognize the interest expense on the subordinated debentures in the consolidated statements of income. Prior to FIN 46, the Company consolidated the Trusts and reported trust preferred securities in the mezzanine section of the Company’s consolidated balance sheets and recognized the proportionate share of income attributable to the preferred shareholders as minority interest in income of subsidiary in the consolidated statements of income. This interpretation was effective immediately for variable interest entities created after January 31, 2003 and was initially to be effective for variable interest entities acquired prior to February 1, 2003, in the quarter ended September 30, 2003. Effective October 9, 2003, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral required public companies to adopt the provisions of FIN 46 for periods ended after December 15, 2003. Adoption of FIN 46, as revised, did not have a material impact on the results of operations or financial position, but will affect net interest income. As a result of the adoption of FIN 46 at December 31, 2003, financial information prior to the adoption has not been restated.

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

     The reporting requirements of SFAS No. 150 are effective July 1, 2003. On October 29, 2003, the FASB agreed to defer provisions related to mandatory redeemable financial instruments to periods beginning after December 15, 2004. The adoption of SFAS No. 150 did not have a material impact on the results of operations or the financial position of the Company.

NOTE 2 — ACQUISITIONS

     In February 2002, the Bank acquired Asahi Bank of California, a wholly-owned subsidiary of Asahi Bank Ltd — Japan, for approximately $14.9 million. The acquisition was structured as a statutory merger of Asahi Bank of California into the Bank. On the date of acquisition, Asahi Bank of California had total assets of approximately $50.0 million, including $35.0 million of commercial real estate and business loans and $15.0 million of cash and securities which were acquired by the Bank at the closing of the transaction. The Bank recorded $2.3 million of goodwill in connection with this acquisition. The purpose of this acquisition was to expand the Bank’s customer base and to obtain certain commercial banking systems and technology.

     On October 25, 2002, the Company acquired the operating assets and the performing film finance loan portfolio of the Lewis Horwitz Organization (“LHO”) in an all cash transaction valued at approximately $93.0 million. The Bank recorded $0.8 million of goodwill in connection with this acquisition. LHO is a lender to the independent film and television production industry. LHO operates as a division of the Bank. The purpose of this acquisition was to diversify the Bank’s lending products and expand its customer base.

     These acquisitions were accounted for in accordance with SFAS No. 141. The results of operations related to these entities are included in the consolidated statements of income from the date of each respective acquisition.

NOTE 3—INVESTMENT SECURITIES

     The amortized cost and fair value of investment securities as of December 31, 2003 and 2002 are as follows:

			Gross Unrealized
	Amortized	Fair
	Cost	Value	Gains	Losses

	(in thousands)
December 31, 2003:
Investment securities available for sale:
U.S. Government Agency	$47,749	$47,621	$—	$128
Residual interest in securitized loans	5,055	5,368	313	—
Equity securities	25	104	88	9

Total investment securities available for sale	$52,829	$53,093	$401	$137

December 31, 2002:
Investment securities available for sale:
U.S. Government Agency	$48,698	$48,986	$353	$65
Residual interest in securitized loans	5,305	5,619	314	—
Equity securities	25	72	62	15

Total investment securities available for sale	$54,028	$54,677	$729	$80

     At December 31, 2003, the carrying value of U.S. government agency securities available for sale consisted of $21.0 million of securities that mature within three years with an average yield of 2.61%, and $26.7 million of securities that mature after three but within five years with an average yield of 3.15%. The $21.0 million of securities that mature within three years are callable as follows: $3.5 million in April 2004, $3.5 million in May 2004, $3.5 million in August 2004, $7.0 million in November 2004, and $3.5 million in December 2004. The $26.7 million of securities that mature after three but within five years are callable as follows: $7.6 million are callable in January 2004, $2.1 million are callable in March 2004, $6.1 million are callable in July 2004, $8.2 million are callable in August 2004, and $2.7 million are callable in April 2005.

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

     During 2003 and 2002, no securities were sold prior to their maturity or call date.

     There were no gross realized gains or losses on investment securities for the years ended December 31, 2003, 2002 and 2001.

NOTE 4—LOANS

     Loans held in the Bank’s portfolio consist of the following:

	December 31,

	2003	2002

	(in thousands)
Real estate loans	$1,128,851	$1,069,434
Construction loans	129,540	101,422
Film finance loans	98,630	119,283
Franchise loans	102,128	54,672
Commercial and other loans	6,869	4,314

	1,466,018	1,349,125

Unamortized premium	2,904	3,858
Deferred loan origination fees, net of costs	(500)	(5,604)

	1,468,422	1,347,379
Allowance for loan losses	(31,573)	(31,081)

	$1,436,849	$1,316,298

     At December 31, 2003, approximately 89.9%, 9.9% and 0.2% of the Bank’s loans collateralized by real estate were secured by income producing properties, properties under development and residential one-to-four family properties, respectively. At December 31, 2003, approximately 72.7% of our loans secured by real estate were collateralized by properties located in California.

     At December 31, 2002, approximately 92.1%, 7.7% and 0.2% of the Bank’s loans collateralized by real estate were secured by income producing properties, properties under development and residential one-to-four family properties, respectively. At December 31, 2002, approximately 73.1% of our loans secured by real estate were collateralized by properties located in California.

     At December 31, 2003 and 2002, approximately $791.8 million and $606.9 million, respectively, of loans were pledged to secure a borrowing facility at the Federal Home Loan Bank (“FHLB”) of San Francisco.

     The following is the activity in the allowance for loan losses on loans for the periods indicated.

	As of and for the Years
	Ended December 31,

	2003	2002	2001

	(in thousands)
Balance at beginning of year	$31,081	$24,722	$22,608
Provision for loan losses	7,860	9,030	7,225
Additions related to acquisitions	—	2,048	—
Charge-offs:
Real estate loans	(5,286)	(4,730)	(2,845)
Construction loans	—	—	(2,419)
Commercial/Industrial loans	(1,461)	—	—
Consumer loans	(700)	—	—

Total charge-offs	(7,447)	(4,730)	(5,264)

Recoveries:
Real estate loans	14	11	153
Consumer loans	65	—	—

Total recoveries	79	11	153

Net charge-offs	(7,368)	(4,719)	(5,111)

Balance at end of year	$31,573	$31,081	$24,722

     As of December 31, 2003 and 2002, the accrual of income had been suspended on approximately $7.7 million and $5.9 million, respectively, of bank loans. Interest income that was contractually due on loans that were on nonaccrual status that was not recognized during the years ended December 31, 2003, 2002 and 2001 was approximately $608,000, $941,000, and $2.1 million, respectively.

     As of December 31, 2003 and 2002, restructured loans totaled $8.4 million and $7.9 million, respectively. There were no related commitments to lend additional funds on restructured loans. For the years ended December 31, 2003, 2002 and 2001, $775,000, $905,000, and $376,000, respectively, of gross interest income would have been recorded had the loans been current in accordance with their original terms compared to $696,000, $796,000, and $340,000, respectively, of interest income that was included in net income for the same periods. The average yield on restructured loans was 6.93% and 8.05%, respectively at December 31, 2003 and 2002.

     The Bank’s recorded investment in impaired loans, and the related valuation allowance, were as follows:

	December 31, 2003		December 31, 2002

	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance	Investment	Allowance

	(in thousands)
Valuation allowance required	$6,255	$1,242	$7,251	$1,622
No valuation allowance required	6,830	—	8,702	—

Total impaired loans	$13,085	$1,242	$15,953	$1,622

     $3.5 million of the impaired loans with a valuation allowance were on nonaccrual status at December 31, 2003. The average recorded investment in impaired loans for the years ended December 31, 2003, 2002 and 2001 was $13.1 million, $11.6 million, and $26.0 million, respectively. Interest income recognized on impaired loans for the years ended December 31, 2003, 2002 and 2001 was $475,000, $375,000, and $89,000, respectively.

     Loans having carrying values of $9.6 million and $3.5 million were transferred to OREO in 2003 and 2002, respectively.

NOTE 5—ICCMAC MULTIFAMILY AND COMMERCIAL TRUST 1999-1

     Real estate loans held in trust consisted of the following:

	December 31,

	2003	2002

	(in thousands)
Real estate loans	$67,878	$119,824
Unamortized premium	2,525	4,040

	70,403	123,864
Allowance for loan losses	(1,828)	(1,928)

	$68,575	$121,936

     The following is the activity in the allowance for loan losses relating to real estate loans held in the ICCMAC Trust as follows:

	December 31,

	2003	2002

	(in thousands)
Balance at beginning of year	$1,928	$1,928
Reversal of provision for loan losses	(100)	—
Charge-offs	—	—

Balance at end of year	$1,828	$1,928

     At December 31, 2003 and 2002, the recorded investment in impaired loans of the ICCMAC Trust was $810,000 and $233,000, respectively. There was no valuation allowance required on these loans. The average recorded investment in impaired real estate loans of the ICCMAC Trust was $321,000 and $345,000 at December 31, 2003 and 2002, respectively. There was no interest income recognized on the ICCMAC Trust impaired loans for the years ended December 31, 2003, 2002 and 2001.

     The following is a summary of the outstanding CMOs of the ICCMAC Trust:

			Interest Rate
	Recorded Amount		Margin over 6 month
Class	December 31,		LIBOR	Rating

	2003	2002

	(in thousands)
A-2	$—	$24,015	0.42%	AAA
S	190	1,511	zero coupon	AAA
A-3	—	17,447	0.60%	AAA
B	1,146	11,631	0.88%	AA
C	14,539	14,539	1.55%	A

	15,875	69,143
Unamortized Discount	(7)	(66)

	$15,868	$69,077

     The interest rate on the variable rate CMOs adjusts monthly and the repayment of the bonds is based on the cash flows of the underlying loan portfolio.

NOTE 6—OTHER REAL ESTATE OWNED

     Other real estate owned was stated as follows:

	December 31,

	2003	2002

	(in thousands)
Other real estate owned held for sale	$7,548	$13,086
Less: valuation allowance	(500)	(493)

Other real estate owned, net	$7,048	$12,593

     The activity in the valuation allowance for other real estate owned was as follows:

	As of and for the Years
	Ended December 31,

	2003	2002	2001

	(in thousands)
Balance at beginning of year	$493	$374	$127
Provision for losses on other real estate owned	870	796	269
Charge-offs upon sale of other real estate owned	(863)	(677)	(22)

Balance at end of year	$500	$493	$374

NOTE 7—PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization and consist of the following:

	December 31,

	2003	2002

	(in thousands)
Furniture, fixtures and equipment	$9,542	$7,383
Leasehold improvements	5,351	5,039
Automobiles	842	522

	15,735	12,944
Accumulated depreciation and amortization	(9,969)	(8,747)

	$5,766	$4,197

     Depreciation and amortization expense on premises and equipment for the years ended December 31, 2003, 2002 and 2001 was $1.7 million, $946,000, and $836,000, respectively.

NOTE 8—DEPOSIT ACCOUNTS

     Deposit accounts consist of the following:

	December 31,

	2003	2002

	(in thousands)
Non-interest demand accounts	$9,074	$—
Interest demand accounts	38,518	—
Money market and passbook accounts	156,505	168,525
Time certificates under $100,000	564,207	521,404
Time certificates $100,000 and over	378,713	375,982

	$1,147,017	$1,065,911

     Demand deposit accounts have no contractual maturity. Interest bearing demand accounts pay interest at rates ranging from 1.29% to 1.90% per annum. The weighted average contractual interest rate of the Bank’s interest-bearing demand deposit accounts was 1.86% at December 31, 2003. Money market and passbook accounts have no contractual maturity and pay interest at rates ranging from 0.25% to 3.54% per annum. The weighted average contractual interest rate of the Bank’s money market and passbook accounts was 1.63% and 1.67% at December 31, 2003 and 2002, respectively. Additionally, some money market accounts have limited checking features which allow three check withdrawals per month. Time certificates have maturities ranging from 30 days to five years and bear interest at varying rates based on market conditions, ranging from 0.95% to 6.53% per annum. The weighted average contractual interest rate of the Bank’s time certificate accounts was 2.24% and 2.90% at December 31, 2003 and 2002, respectively.

     Interest expense on time certificates $100,000 and over for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $8.7 million, $9.0 million, and $16.1 million, respectively.

     The Bank is a member of the FDIC and its deposits are insured up to $100,000 each per insured depositor.

     As of December 31, 2003, the contractual maturities of time certificate accounts were as follows:

Year of Maturity	Amount

(in thousands)
2004	$726,191
2005	146,761
2006	43,367
2007	6,382
2008	20,219

$942,920

NOTE 9 — LINES OF CREDIT

     As of December 31, 2003 and 2002, the Bank had uncommitted, unsecured lines of credit with two banks renewable daily in the amount of $30.0 million. There were no borrowings against these lines at December 31, 2003 and 2002.

NOTE 10 — JUNIOR SUBORDINATED DEBENTURES

     The Company has created five trusts, Trust I, Trust II, Trust III, Trust IV, and Trust V. Trust I issued $14.0 million of 10.60% cumulative trust preferred securities in September 2000, Trust II issued $15.0 million of 10.20% cumulative trust preferred securities in February 2001, Trust III issued $20.0 million of variable rate cumulative trust preferred securities, Trust IV issued $10.0 million of variable rate cumulative trust preferred securities, and Trust V issued $25.0 million of variable rate cumulative trust preferred securities, (referred to collectively as the “Trust Preferred securities”). ITLA Capital has fully and unconditionally guaranteed the Trust Preferred securities along with all obligations of each trust under their respective trust agreements. Each trust was formed for the exclusive purpose of issuing their respective Trust Preferred securities and common securities and using the proceeds to acquire ITLA Capital’s junior subordinated deferrable interest debentures. Trust I acquired an aggregate principal amount of $14.4 million of ITLA Capital’s 10.60% junior subordinated deferrable interest debentures due September 7, 2030 that pays interest each March 7 and September 7 during the term of this security. Trust II acquired an aggregate principal amount of $15.5 million of ITLA Capital’s 10.20% junior subordinated deferrable interest debentures due February 22, 2031 that pays interest each February 22 and August 22 during the term of this security. Trust III acquired an aggregate principal amount of $20.6 million of ITLA Capital’s variable rate junior subordinated deferrable interest debentures due October 30, 2032 that pays interest on each April 30 and October 30 during the term of the security. Trust IV acquired an aggregate principal amount of $10.3 million of ITLA Capital’s variable rate junior subordinated deferrable interest debentures due December 10, 2032 that pays interest each June 15 and December 15 during the term of the security. Trust V acquired an aggregate principal amount of $25.8 million of ITLA Capital’s variable rate junior subordinated deferrable interest debentures due December 26, 2032 that pays interest quarterly on March 26, June 26, September 26, and December 26 during the term of the security. The sole assets of each trust are the debentures it holds. Each of the debentures is redeemable, in whole or in part, at ITLA Capital’s option on or after ten years after issuance for Trust I and Trust II (at declining premiums for the first ten years and at par thereafter until maturity), and five years after issuance for Trust III, Trust IV, and Trust V (at par until maturity). Each of the debentures is also redeemable, in whole and not in part, at ITLA Capital’s option any time prior to maturity, upon the occurrence of certain special events, which include, among others, a determination by the Federal Reserve Board that the Trust Preferred securities do not qualify as Tier 1 capital (discussed below).

     The Company used the proceeds from the debentures for general corporate purposes, including an aggregate of $81.3 million in capital contributions to the Bank to support future growth. The costs associated with the Trust Preferred securities issuance were netted with proceeds and are being amortized using a method that approximates the interest method over a period of five to ten years. The distributions paid on the Trust Preferred securities are reflected as “Minority interest in income of subsidiary” in the Consolidated Statements of Income. Minority interest in income of subsidiary was $6.1 million, $3.5 million, and $3.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Prior to the adoption of FIN 46, the Trust Preferred securities were reflected on the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Deferrable Interest Debentures”. The recorded balance of Trust Preferred securities was $81.6 million at December 31, 2002. At December 31, 2003, upon adoption of FIN 46, the Company was required to deconsolidate the Trusts from its financial statements. As a result of the deconsolidation, the debentures are included in “Junior subordinated debentures” and the Company’s investment interests in the Trusts and deferred debt issuance costs are included in “Other assets” on the Consolidated Balance Sheets.

     The trust preferred securities however, qualify as Tier 1 capital for ITLA Capital under Federal Reserve Board guidelines. As a result of the issuance of FIN 46, the Federal Reserve Board is currently evaluating whether deconsolidation of the trusts will affect the qualification of the trust preferred securities as Tier 1 capital. As of December 31, 2003, the Company would meet all requirements to maintain the well capitalized designation regardless of the inclusion of the capital securities in Tier 1 capital.

NOTE 11 — FHLB ADVANCES

     FHLB advances represent collateralized obligations with the FHLB of San Francisco, and are summarized by contractual maturity as follows:

Year of Maturity	Amount

(in thousands)
2004	$307,600
2005	1,100
2006	32,905
2007	—
2008	11,000
Thereafter	9,530

$362,135

     We have pledged real estate loans with a carrying value of $791.8 million, and cash equivalents and investment securities available for sale with a carrying value of $47.6 million, for a total of $839.4 million of assets pledged as collateral for this borrowing facility. The total borrowing capacity available from the collateral that has been pledged is approximately $531.6 million, of which $169.5 million remained as of December 31, 2003.

     The following table represents the maximum month-end balance outstanding, weighted-average daily balance outstanding, average rates paid during the year, and the average rates on the balance at year-end for FHLB advances:

	December 31,

	2003	2002	2001

	(dollars in thousands)
Maximum month-end balance outstanding	$362,135	$338,685	$269,285
Weighted-average daily balance outstanding	$201,419	$194,160	$103,675
Average rates paid during the year	2.57%	2.92%	4.62%
Average rates on balance at year-end	1.69%	1.99%	2.99%
Balance at year-end	$362,135	$338,685	$269,285

NOTE 12 — RESIDUAL INTEREST IN SECURITIZATION

     During the first quarter of 2002, the Company formed a qualified special purpose entity (“QSPE”) to issue $86.3 million of asset-backed notes in a securitization of substantially all of the Company’s residential loan portfolio. The Company recognized a gain of $3.7 million on the securitization of these loans, which was included in other non-interest income within the consolidated statement of income. Concurrent with recognizing such gain on sale, the Company recorded a residual interest of $5.6 million, which represented the present value of future cash flows (spread and fees) that are estimated to be received over the life of the loans. The residual interest is recorded on the consolidated balance sheet in “Investment securities available for sale, at fair value”. The value of the residual interest is subject to substantial credit, prepayment, and interest rate risk on the sold residential loans. In accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the residual interest is classified as “available for sale” and, as such, recorded at fair value with the resulting changes in fair value recorded as accumulated unrealized gain or loss in a separate component of shareholders’ equity entitled “Accumulated other comprehensive income or loss”, until realized. Fair value is estimated on a monthly basis using a discounted cash flow analysis. These cash flows are estimated over the lives of the receivables using prepayment, default, and interest rate assumptions that management believes market participants would use for similar financial instruments.

     During 2003, the Company recognized an other than temporary impairment of $1.0 million on the residual interest. Impairments that are deemed to be other than temporary are charged to non-interest income. In evaluating impairments as other than temporary the Company considers credit risk, as well as the magnitude and trend of default rates and prepayment speeds of the underlying residential loans.

     At December 31, 2003 and 2002, key economic assumptions and the sensitivity of the current fair value of the residual interest based on projected cash flows to immediate adverse changes in those assumptions are as follows:

	December 31, 2003	December 31, 2002

Dollars in thousands
Fair value of retained interest	$5,368	$5,619
Weighted average life (in years) – securities	0.90	1.49
Weighted average life (in years) – residual interest	4.47	4.70
Weighted average annual prepayment speed	35.0%	35.0%
Impact of 10% adverse change	$(67)	$(23)
Impact of 25% adverse change	$(120)	$(59)
Weighted average annual discount rate	15.0%	15.0%
Impact of 10% adverse change	$(147)	$(167)
Impact of 25% adverse change	$(367)	$(404)
Weighted average lifetime credit losses	3.3%	3.3%
Impact of 10% adverse change	$(313)	$(285)
Impact of 25% adverse change	$(753)	$(678)

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

NOTE 13 — BENEFIT PLANS

     Salary Savings Plan. The Company has a salary savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, not to exceed the annual limits established by the Internal Revenue Service. We match 50% of each employee’s salary deferral, up to a maximum 6% of the employee’s salary. Employees vest in employer contributions and the earnings thereon over a five-year period. Matching contributions to the Savings Plan were $357,000, $189,000, and $112,000 in 2003, 2002 and 2001, respectively.

     Nonqualified Deferred Compensation Plans. The Company has deferred compensation plans designed to provide additional retirement benefits for certain officers and key employees who cannot take full advantage of the Savings Plan. There were no costs associated with these deferred compensation plans in 2003, 2002 and 2001.

     Long-Term Supplemental Executive Retirement Plan. The Company has adopted a Long-Term Supplemental Executive Retirement Plan (the “SERP”) for certain officers and key employees which provides for participants to be awarded shares of common stock of the Company on a tax deferred basis from the current Recognition and Retention Plan (“RRP”) previously approved by the shareholders. Such shares vest in three-year cycles or earlier at the discretion of the Compensation Committee of the Board of Directors, and once vested, may be distributed to participants upon a change in control or the participant’s death, disability, retirement date or date of termination of employment. During 1998, the Company issued shares of common stock, representing the remaining number of unissued shares authorized to be awarded under the RRP, to a Rabbi Trust managed by a third-party financial institution. For 2003, 2002 and 2001, 21,158, 20,880 and 30,685 shares, respectively, were allocated to designated SERP accounts for the future benefit of certain Company executives. The Company recognized $189,000, $476,000, and $674,000 of compensation expense from the SERP/RRP in 2003, 2002 and 2001, respectively.

     Stock Plans. The Company adopted an employee stock incentive plan and stock option plan for nonemployee directors (collectively, “the Stock Plan”) which provides for the award of up to 1,311,500 shares of common stock to officers, directors and employees as compensation for future services, not to exceed a combined 550,000 shares during 1995, the first year of the Stock Plan, with annual awards thereafter limited to 100,000 additional shares. An amendment to the Stock Plan increasing the number of shares authorized for award under the Stock Plan by 311,500 shares was approved by the Company’s shareholders on June 29, 2001. As of December 31, 2003, the Company has granted an aggregate of 1,554,750 options under the Stock Plan, of which 327,294 have been exercised and 374,673 have been forfeited. The exercise price per share of the options granted ranges from $10.00 to $46.69 per share and generally vest 33-1/3% per year, beginning with the first anniversary of the date of each individual grant.

     The number of options and weighted-average exercise prices of options for each of the following groups of options, for the periods indicated, are as follows:

			Weighted-Average
	Number of Options		Exercise Prices

	2003	2002	2003	2002

Options outstanding at the beginning of the year	1,067,000	814,250	$16.86	$13.07
Options granted during the year	24,000	298,750	$38.37	$27.39
Options exercised during the year	(220,880)	(13,665)	$13.12	$13.49
Options forfeited during the year	(17,337)	(32,335)	$24.92	$18.31

Options outstanding at the end of the year	852,783	1,067,000	$18.35	$16.86

Options exercisable at the end of the year	638,238	713,917	$15.17	$12.86

     The fair value of each option grant was estimated on the date of grant using an option pricing model with the following weighted-average assumptions for option grants:

	Weighted-Average Assumptions for Options
	Grants

	2003	2002	2001

Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility	38.04%	31.36%	30.41%
Risk-Free Interest Rates	3.65%-4.34%	4.62%-4.88%	4.79% - 5.13%
Expected Lives	Seven Years	Seven Years	Seven Years
Weighted-Average Fair Value	$14.75-$21.84	$10.12-$13.46	$7.14-$8.37

NOTE 14 — INCOME TAXES

     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of our deferred tax assets and liabilities are as follows:

	December 31,

	2003	2002

	(in thousands)
Components of the deferred tax asset:
Allowance for loan losses	$13,339	$13,307
Accrued expenses	2,103	3,217
State income taxes	1,262	1,266
Other real estate owned	460	745
Other	278	—

Total deferred tax assets	17,442	18,535

Components of the deferred tax liability:
Deferred loan origination costs	3,723	2,326
FHLB stock dividends	1,999	1,886
Unrealized gain on investment securities available for sale	111	297
Other	—	204

Total deferred tax liabilities	5,833	4,713

Net deferred tax asset	$11,609	$13,822

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

     A summary of the provision for income taxes follows:

	Years Ended December 31,

	2003	2002	2001

	(in thousands)
Current provision:
Federal	$13,131	$11,127	$9,824
State	3,416	3,916	2,115

	16,547	15,043	11,939

Deferred provision (benefit):
Federal	1,835	(462)	(1,007)
State	564	(1,793)	461

	2,399	(2,255)	(546)

	$18,946	$12,788	$11,393

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,

	2003	2002	2001

Federal statutory income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	7.0%	7.0%	7.0%
State income tax credit and other benefits	(3.0)%	(3.0)%	(3.4)%

Effective income tax rate	39.0%	39.0%	38.6%

     The income tax benefit (expense) component of other comprehensive income was $186,000, $(302,000), and $21,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 15 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

     We have exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit. This exposure is represented by the contractual amount of those instruments and the Company uses the same lending policies for these instruments as it does for the loan portfolio. We had outstanding unfunded loan commitments, including the unfunded portion of construction loans, of approximately $153.5 million and $91.2 million at December 31, 2003 and 2002, respectively.

     Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible extensions of future extensions of credit to existing customers. These lines of credit are typically uncollateralized and usually do not contain a specific maturity date and may not be drawn upon to the total extent to which the Company is committed. We had outstanding commercial lines of credit totaling $66.1 million at December 31, 2003. There were no outstanding commercial lines of credit at December 31, 2002.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Commitments

     We lease office facilities under noncancelable operating leases. Estimated future minimum lease payments required under leases with initial or remaining noncancelable terms in excess of one year at December 31, 2003 are as follows:

(in thousands)
2004	$2,632
2005	2,657
2006	2,624
2007	2,590
2008	698
Thereafter	181

Sub-Lease income	(1,531)

$9,851

     Certain leases contain rental escalation clauses based on increases in the consumer price index, and renewal options of up to ten years, which may be exercised by the Company. We incurred rent expense of $2.9 million, $2.1 million, and $2.1 million in 2003, 2002 and 2001, respectively.

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

NOTE 17 — REGULATORY REQUIREMENTS

     The Company, the Bank’s holding company, is subject to supervision by the Federal Reserve Board (“FRB”). The Bank is subject to supervision and regulation by the FDIC and the Department of Financial Institutions (“DFI”) of the State of California under the provisions of the California Banking Law. These provisions authorize the Bank’s issuance of deposits, place limits on the size of loans the Bank can make, and specify the maintenance of minimum liquidity levels.

     The Company and the Bank are also subject to various capital requirements administered by the FRB and FDIC, respectively. The FRB and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and the Bank’s operations. Under the applicable capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets (“Leverage Ratio”). Management believes, as of December 31, 2003 and 2002, that the Company and the Bank meet all applicable capital adequacy requirements.

     As of December 31, 2003, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the applicable regulatory framework. Similarly, the Company’s capital levels exceeded the levels necessary to be considered “well capitalized”. To be categorized as “well capitalized”, the Company and the Bank must maintain minimum Total Risk-Based, Tier 1 Risk-Based and Tier 1 Leverage Ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company’s and the Bank’s category. The Company commenced operations as a bank holding company in January 2003, and therefore, was not subject to the regulatory capital guidelines in 2002.

     The capital securities held by the subsidiary trusts qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. As a result of the issuance of FIN 46, the FRB is currently evaluating whether deconsolidation of the trusts will affect the qualification of the capital securities as Tier 1 capital. If in the future it is determined that the capital securities can no longer qualify as Tier 1 capital, the Company would still meet all capital adequacy requirements to which it is subject.

     ITLA Capital and the Bank’s actual regulatory capital amounts and ratios are presented in the following table:

					Capital Required
			Minimum Requirement		to Maintain
			for Capital Adequacy		"Well Capitalized"
	Actual		Purposes		Designation

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
As of December 31, 2003
Total capital (to risk-weighted assets)
ITLA Capital	$284,952	18.2%	$125,444	8.0%	$156,805	10.0%
Imperial Capital Bank	$233,746	15.6%	$120,170	8.0%	$150,213	10.0%
Tier I capital (to risk-weighted assets)
ITLA Capital	$244,745	15.6%	$62,722	4.0%	$94,083	6.0%
Imperial Capital Bank	$214,813	14.3%	$60,085	4.0%	$90,128	6.0%
Tier I capital (to average total assets)
ITLA Capital	$244,745	14.2%	$69,081	4.0%	$86,351	5.0%
Imperial Capital Bank	$214,813	13.2%	$64,964	4.0%	$81,205	5.0%
As of December 31, 2002
Total capital (to risk-weighted assets)
Imperial Capital Bank	$202,623	14.4%	$112,238	8.0%	$140,298	10.0%
Tier I capital (to risk-weighted assets)
Imperial Capital Bank	$184,910	13.2%	$56,119	4.0%	$84,179	6.0%
Tier I capital (to average total assets)
Imperial Capital Bank	$184,910	13.1%	$63,848	4.0%	$71,013	5.0%

     Additionally, Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.

     At December 31, 2003, the Bank’s retained earnings available for the payment of dividends was $83.8 million. Accordingly, $134.1 million of the Company’s equity in the net assets of the Bank was restricted at December 31, 2003. Funds available for loans or advances by the Bank to the Company amounted to $13.4 million. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

NOTE 18—EARNINGS PER SHARE

     The following is a reconciliation of the amounts used in the calculation of Basic earnings per share and Diluted earnings per share.

		Weighted-
		Average
		Shares	Per Share
	Net Income	Outstanding	Amount

	(in thousands, except per share data)
Year ended December 31, 2003
Basic earnings per share	$29,634	6,030	$4.91
Dilutive effect of stock options	—	480	(0.36)

Diluted earnings per share	$29,634	6,510	$4.55

Year ended December 31, 2002
Basic earnings per share	$20,005	5,979	$3.35
Dilutive effect of stock options	—	360	(0.19)

Diluted earnings per share	$20,005	6,339	$3.16

Year ended December 31, 2001
Basic earnings per share	$18,151	6,427	$2.82
Dilutive effect of stock options	—	241	(0.10)

Diluted earnings per share	$18,151	6,668	$2.72

NOTE 19—DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Stock in Federal Home Loan Bank — The carrying value approximates fair value based on the redemption provisions of the FHLB.

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

     Deposit Accounts — The fair value of demand deposit, money market and passbook accounts is estimated to be the amount payable on demand due to the short-term nature of these deposits. The fair values for time certificates, both over and under $100,000, are estimated by discounting the expected cash flows at current market rates over expected maturities.

     Federal Home Loan Bank Advances — The fair value is estimated by discounting the expected cash flows at current market rates over contractual maturities.

     Junior Subordinated Debentures — The fair value is estimated using the present value of future cash flows, discounted using the current rate at which a similar debenture would be issued.

     The carrying amounts and estimated fair values of our financial instruments are as follows:

	December 31,

	2003		2002

	Cost or		Cost or
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(in thousands)
Financial assets:
Cash and cash equivalents	$178,318	$178,318	$160,848	$160,848
Investment securities	53,093	53,093	54,677	54,677
Stock in Federal Home Loan Bank	17,966	17,966	16,934	16,934
Loans, net	1,436,849	1,447,107	1,316,298	1,334,574
Real estate loans held in trust, net	68,575	69,067	121,936	126,127
Accrued interest receivable	8,958	8,958	9,158	9,158
Financial liabilities:
Deposit accounts	$1,147,017	$1,144,019	$1,065,911	$1,064,491
Federal Home Loan Bank advances	362,135	361,783	338,685	338,729
Collateralized mortgage obligations	15,868	15,872	69,077	69,139
Junior subordinated debentures	86,600	88,000	—	—
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures	—	—	81,595	84,670

NOTE 20—BUSINESS SEGMENT INFORMATION

     SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” requires disclosure of segment information in a manner consistent with the “management approach”. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.

     The main factors used to identify operating segments were the specific product and business lines of the various operating segments of the Company. Operating segments are organized separately by product and service offered. We have identified one operating segment that meets the criteria of being a reportable segment in accordance with the provisions of SFAS No. 131. This reportable segment is the Company’s lending operations, which by its legal form, is identified as operations of the Bank and Imperial Capital REIT. This segment derives the majority of its revenue by originating and purchasing loans. Other operating segments of the Company that did not meet the criteria of being a reportable segment in accordance with SFAS No. 131 have been aggregated and reported as “All Other”. Transactions from all of our operating segments occur primarily in the United States. The Company has no transactions with a single external customer that exceeds ten percent of the Company’s consolidated revenues.

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

     Required reported segment information for 2003, 2002 and 2001 is detailed below:

	Lending Operations	All Other	Eliminations	Consolidated

As of or for the Year Ended December 31, 2003
Revenues from external customers	$130,851	$1,162	$(796)	$131,217
Total interest income	115,452	7,404	(6,879)	115,977
Total interest expense	31,546	6,200	(6,879)	30,867
Depreciation and amortization expense	1,343	379	—	1,722
Provision for income taxes	20,627	(1,681)	—	18,946
Capital expenditures	2,787	504	—	3,291
Deferred income taxes	9,607	1,981	21	11,609
Total assets	1,741,092	350,013	(272,890)	1,818,215
Income (loss) before provision for income taxes	56,472	(7,892)	—	48,580
As of or for the Year Ended December 31, 2002
Revenues from external customers	$105,522	$9,835	$(4,376)	$110,981
Total interest income	104,652	10,332	(4,376)	110,608
Total interest expense	35,694	6,004	(4,376)	37,322
Depreciation and amortization expense	479	467	—	946
Provision for income taxes	11,542	1,246	—	12,788
Capital expenditures	2,612	354	—	2,966
Deferred income taxes	10,480	3,242	100	13,822
Total assets	1,543,502	511,759	(333,296)	1,721,965
Income (loss) before provision for income taxes	36,069	(3,276)	—	32,793
As of or for the Year Ended December 31, 2001
Revenues from external customers	$125,154	$3,329	$(4,329)	$124,154
Total interest income	124,109	3,315	(4,329)	123,095
Total interest expense	65,303	2,889	(4,329)	63,863
Depreciation and amortization expense	411	425	—	836
Provision for income taxes	9,172	2,221	—	11,393
Capital expenditures	321	431	—	752
Deferred income taxes	10,840	929	100	11,869
Total assets	1,519,440	200,639	(211,771)	1,508,308
Income (loss) before provision for income taxes	33,064	(3,520)	—	29,544

NOTE 21—PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

     The parent company only financial statements of ITLA Capital are as follows:

Condensed Balance Sheets

	December 31,

	2003	2002

	(in thousands)
Assets
Cash and cash equivalents	$1,613	$2,338
Investment securities available for sale, at fair value	5,472	5,691
Investments in wholly-owned subsidiaries:
Imperial Capital Bank	217,891	188,328
Imperial Capital Real Estate Investment Trust	36,099	36,887
Other subsidiaries	253	2,879
Investments in unconsolidated subsidiaries	2,600	—
Other assets	16,606	10,951

Total assets	$280,534	$247,074

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$86,600	$86,600
Other liabilities	7,035	3,783
Shareholders’ equity	186,899	156,691

Total liabilities and shareholders’ equity	$280,534	$247,074

Condensed Statements of Income

	Years Ended December 31,

	2003	2002	2001

	(in thousands)
Interest income	$1,321	$1,059	$302
Interest expense	6,200	3,356	2,889

Net interest expense	(4,879)	(2,297)	(2,587)
Provision (reversal of provision) for loan losses	150	5	(1,200)
Non-interest expense:
Loss on sale of real estate owned	21	—	—
General and administrative expense	2,589	2,367	2,062
Other	159	707	—

Total non-interest expense	2,769	3,074	2,062
Loss before income tax (benefit) expense and equity in net income of subsidiaries	(7,798)	(5,376)	(3,449)
Income tax (benefit) expense	(1,642)	420	2,260

Loss before equity in net income of subsidiaries	(6,156)	(5,796)	(5,709)
Equity in net income of subsidiaries	35,790	25,801	23,860

NET INCOME	$29,634	$20,005	$18,151

Condensed Statements of Cash Flows

	Years Ended December 31,

	2003	2002	2001

	(in thousands)
Cash Flows From Operating Activities:
Net income	$29,634	$20,005	$18,151
Adjustments to net income:
Equity in undistributed net income of subsidiaries	(35,790)	(25,807)	(23,856)
Provision for loan losses	150	5	(1,200)
Other, net	506	—	—
(Increase) decrease in other assets	(5,494)	(4,887)	1,043
Increase in liabilities	3,252	5,423	656

Net cash used in operating activities	(7,742)	(5,261)	(5,206)

Cash Flows From Investing Activities:
Proceeds from securitization and sale of real estate loans	—	98,155	—
Purchase of loans from Imperial Capital Bank	—	(98,602)	—
Purchases of investment securities available for sale	—	(5,305)	—
Capital contribution to Imperial Capital Bank	—	(53,348)	(14,549)
Cash paid for common equity of Trust Preferred Securities	—	(1,691)	(475)
Dividends received from Imperial Capital Bank	2,500	9,000	15,600
Dividends received from Imperial Capital Real Estate Investment Trust	4,236	7,070	5,050
Other, net	(383)	(143)	539

Net cash provided by (used in) investing activities	6,353	(44,864)	6,165

Cash Flows From Financing Activities:
Proceeds from issuance of trust preferred securities	—	53,389	14,549
Proceeds from exercise of employee stock options	2,897	184	74
Cash paid to acquire treasury stock	(2,233)	(2,343)	(14,759)

Net cash provided by (used in) financing activities	664	51,230	(136)

Net (decrease) increase in cash and cash equivalents	(725)	1,105	823
Cash and cash equivalents at beginning of period	2,338	1,233	410

Cash and cash equivalents at end of period	$1,613	$2,338	$1,233

NOTE 22—SUBSEQUENT EVENT

     In January 2004, the Company entered into an agreement with an unaffiliated bank for two revolving lines of credit of $25.0 million each. The lines of credit mature on March 31, 2004 and January 1, 2005, respectively. Interest accrues at a variable rate based on the one month LIBOR rate and the lines are secured by the outstanding capital stock of the Bank. The primary purpose of the lines is to provide additional capital funding in connection with the strategic business relationship with Household relating to certain tax refund products.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     On May 29, 2002, the Board of Directors of the Company dismissed the Company’s independent auditors, Arthur Andersen LLP, and upon recommendation by its Audit Committee, approved the engagement of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2002.

     The reports of Arthur Andersen LLP on the Company’s financial statements as of and for the years ended December 31, 2001 and 2000, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

Item 9A. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2003 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2003, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     (b)  Changes in Internal Controls: During the quarter ended December 31, 2003, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers and Directors of the Registrant

     The executive officers of the Registrant are identified below.

Name	Age	Position

George W. Haligowski	49	Chairman of the Board, President and Chief Executive Officer of ITLA Capital and the Bank
Norval L. Bruce	62	Vice Chairman of the Board and Chief Credit Officer of ITLA Capital and the Bank
Timothy M. Doyle	47	Senior Managing Director and Chief Financial Officer of ITLA Capital and the Bank
Don Nickbarg	51	Senior Managing Director and Chief Banking Officer of ITLA Capital and the Bank
William A. Schack	42	Managing Director – Deputy Chief Credit Officer-Administration of ITLA Capital and the Bank
William K. Callam	47	Managing Director – Deputy Chief Credit Officer-Production of ITLA Capital and the Bank
Scott A. Wallace	41	Managing Director – Chief Administrative Officer of ITLA Capital and the Bank
Anthony A. Rusnak	40	Deputy Managing Director – General Counsel of ITLA Capital and the Bank

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

     William A. Schack has served as Managing Director – Deputy Chief Credit Officer-Administration of ITLA Capital and the Bank since November 2002. Prior to that he was Managing Director – Director of Operations of the Bank from August 2001 to November 2002 and First Vice President – Director of Portfolio Management and Loan Administration of the Bank from April 2001 to August 2001. Prior to joining ITLA Capital he was Senior Vice President Chief Operating Officer of First Bank of Beverly Hills from 1999 through 2001 and served in various senior management capacities with First Bank since 1997. He has also held senior managerial positions with First Los Angeles Bank and Western Federal Savings Bank from 1990 through 1995.

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

     William K. Callam has served as Managing Director – Deputy Chief Credit Officer – Production of ITLA Capital and the Bank since November 2002. He was previously First Vice President and Director of Loan Operations, and Vice President and Chief Appraiser, since joining the Bank in December 1999. Prior to joining the Bank, he was Vice President — Team Leader with Bank of America, and its predecessor, Security Pacific National Bank, from 1989 to 1999, with an interim position as Vice-President and Chief Appraiser of First Los Angeles Bank in 1994 to 1995.

     Anthony A. Rusnak has served as ITLA Capital and the Bank’s Deputy Managing Director – General Counsel and Corporate Secretary since November 1997. Prior to joining us, he was in private practice for seven years representing financial institutions, businesses, corporations and individuals in business, real estate transactions and litigation. Previously, he worked for law firms in the San Diego area, as well as for San Diego Gas and Electric’s corporate in-house counsel.

     The directors of the Company, excluding Mr. Haligowski and Mr. Bruce, are identified below.

     Preston Martin, age 80, is the former Vice Chairman of the Federal Reserve Board of Governors. Mr. Martin previously served as a Senior Advisory Director to the Board. Mr. Martin is currently Chairman of the Board of Martin Associates, a San Francisco based financial services company. Mr. Martin was Chairman and Chief Executive Officer of Seraro Corporation, a Sears Roebuck enterprise, PMI Mortgage Insurance Corporation and PMI Mortgage Corporation. Mr. Martin was also Professor of Finance and Director of Executive Programs at the University of Southern California.

     Jeffrey L. Lipscomb, age 50, is an Investment Advisory Associate with AXA Advisors and formerly was a Registered Principal and Assistant Manager of the San Diego office of Equitable Financial Companies since 1986, handling corporate group benefits and personal financial planning, and also was with Kidder Peabody from 1983 to 1986.

     Sandor X. Mayuga, age 56, is a member of the California State Bar and has been a member of the law firm of Tisdale & Nicholson since 1994. He conducted his own law practice from 1983 to 1994 and was a partner in the Financial Institutions Department of Finley, Kumble, Wagner, Heine, Underberg, Manly & Casey, a New York-based national law firm, from 1980 to 1983. Previously, he served as Assistant General Counsel of Hunt-Wesson Foods, Inc., a subsidiary of Norton Simon, Inc., and was associated with two large regional law firms in Los Angeles County. Since 1980, Mr. Mayuga’s practice has focused on the representation of financial institutions and other finance-related businesses in corporate, transactional and regulatory matters.

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

     Robert R. Reed, age 67, is retired from Household International where he was employed in various positions from 1960 to 1992. Mr. Reed served as Vice President of Household Bank from 1980 to 1992. Mr. Reed was previously employed in management positions with Household Financial Corporation from 1962 to 1980. From 1995 to 2000, Mr. Reed served as a director of the Santa Ana City Cable Television Review Board.

Audit Committee Membership

     The Audit Committee of ITLA Capital’s Board of Directors consists of Directors Martin (Chairman), Lipscomb and Reed. The Board of Directors has determined that Mr. Martin is an “audit committee financial expert,” as defined in the SEC’s rules, and that Mr. Martin is “independent,” as independence is defined for audit committee members in the listing standards of the NASDAQ Stock Market.

Code of Ethics

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of our code of ethics is available on our website, located at www.itlacapital.com.

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

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except for the inadvertent failure to timely file a Form 3 by Joseph Ursino, a former officer of ITLA Capital.

Item 11. Executive Compensation

     The following table sets forth the compensation of the Chief Executive Officer and the four other highest earning executive officers of ITLA Capital and the Bank with salary and bonus greater than $100,000 for the year ended December 31, 2003 (the “named executives”).

		Annual Compensation				Long-Term Compensation

							All
							Other
		Salary		Bonus		Options	Compensation
Name and Principal Position	Year	($)		($)		(#) (1)	($)

George W. Haligowski	2003	$496,202		$998,775	(2)	—	$231,081	(3)
Chairman of the Board, President	2002	$443,350		$579,000	(2)	37,500	$309,583
and Chief Executive Officer	2001	$397,515		$457,125	(2)	—	$780,761
Norval L. Bruce	2003	$230,769	(8)	$159,504	(8)	—	$47,642	(4)
Vice Chairman of the Board, and Chief	2002	$217,469	(8)	$115,265	(8)	20,000	$83,654
Credit Officer	2001	$200,538	(8)	$96,502	(8)	—	$132,872
Timothy M. Doyle	2003	$193,917		$141,004		—	$32,607	(5)
Senior Managing Director and	2002	$180,726		$98,314		15,000	$63,707
Chief Financial Officer	2001	$166,633		$80,186		—	$107,919
Don Nickbarg	2003	$175,528		$103,003	(9)	—	$26,767	(6)
Senior Managing Director and	2002	$163,004		$64,990	(9)	15,000	$69,555
Chief Banking Officer	2001	$130,946		$62,550	(9)	10,000	$23,547
Scott Wallace	2003	$149,084		$69,503		—	$23,457	(7)
Managing Director and	2002	$139,545		$63,005		5,000	$24,613
Chief Administrative Officer	2001	$124,515		$40,000		3,000	$8,387

(1)	Options were granted on various dates and vest one-third on each of the three subsequent anniversary dates of issuance.

(2)	$400,000 of the 2003 bonus was deferred at the election of the named executive officer under ITLA Capital’s Nonqualified Deferred Compensation plan. The respective amounts were $400,000 and $200,000 in 2002 and 2001.

(3)	Consists of (a) $23,000 in auto related benefits, (b) $30,000 in supplemental housing payments, (c) $56,845 in life insurance premiums, (d) $6,000 in employer contributions to ITLA Capital’s 401(k) plan, (e) $32,940 in preferential interest on employee savings accounts in 2003, and (f) an allocation of 9,144 shares of restricted stock under the Supplemental Executive Retirement Plan ("SERP") valued at $9.00 per share (see "Supplemental Executive Retirement Plan" below) for an aggregate value of $82,296.

(4)	Consists of (a) $2,379 in auto related benefits, (b) $3,233 in life insurance premiums, (c) $6,000 in employer contributions to ITLA Capital’s 401(k) plan, (d) $13,026 in preferential interest on employee savings accounts in 2003, and (e) an allocation of 2,556 shares of restricted stock under the Supplemental Executive Retirement Plan ("SERP") valued at $9.00 per share (see "Supplemental Executive Retirement Plan" below) for an aggregate value of $23,004.

(5)	Consists of (a) $1,851 in auto related benefits, (b) $6,000 in employer contributions to ITLA Capital’s 401(k) plan, (c) $5,253 in life insurance benefits in 2003, and (d) an allocation of 2,167 shares of restricted stock under the Supplemental Executive Retirement Plan ("SERP") valued at $9.00 per share (see "Supplemental Executive Retirement Plan" below) for an aggregate value of $19,503.

(6)	Consists of (a) $1,818 in auto related benefits, (b) $6,000 in employer contributions to ITLA Capital’s 401(k) plan, (c) $824 in life insurance benefits in 2003, (d) $629 in preferential interest on employee savings accounts in 2003, and (e) an allocation of 1,944 shares of restricted stock under the Supplemental Executive Retirement Plan ("SERP") valued at $9.00 per share (see "Supplemental Executive Retirement Plan" below) for an aggregate value of $17,496.

(7)	Consists of (a) $1,583 in auto related benefits, (b) $6,000 in employer contributions to ITLA Capital’s 401(k) plan, (c) $298 in life insurance benefits in 2003, (d) $573 in preferential interest on employee savings accounts in 2003, and (e) an allocation of 1,667 shares of restricted stock under the Supplemental Executive Retirement Plan ("SERP") valued at $9.00 per share (see "Supplemental Executive Retirement Plan" below) for an aggregate value of $15,003.

(8)	$115,385 of the 2003 salary and none of the 2003 bonus was deferred at the election of the named executive officer under ITLA Capital’s Nonqualified Deferred Compensation plan. The respective amounts were $108,735 and $57,633 in 2002 and $100,269 and $48,251 in 2001.

(9)	$20,000 of the 2003 bonus was deferred at the election of the named executive officer under ITLA Capital’s Nonqualified Deferred Compensation plan. The respective amounts were $10,000 in 2002 and none in 2001.

Option Grants for 2003

     No stock options or stock appreciation rights have been granted to the named executive officers in 2003 pursuant to the Stock Option Plan.

Option Exercises and Values at December 31, 2003

     The following table sets forth certain information concerning the number and value of stock options at December 31, 2003 held by the named executive officers.

Option Values at December 31, 2003

			Number of Unexercised		Value of Unexercised
	Shares		Option at		"In-the-Money" Options
	Acquired on	Value	Fiscal Year-End (#)		at Fiscal Year-End (1)($)
	Exercise	Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

George W. Haligowski	100,000	$3,992,800	272,500	25,000	$10,274,750	$667,500
Norval L. Bruce	60,968	2,200,514	40,698	13,334	1,435,659	361,351
Timothy M. Doyle	—	n/a	65,000	10,000	2,243,325	271,000
Don Nickbarg	—	n/a	26,666	13,334	919,911	383,989
Scott Wallace	—	n/a	20,666	4,334	700,217	97,403

(1)	The difference between the aggregate option exercise price and the closing price of $50.10 of the underlying shares at December 31, 2003.

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

Change of Control Agreements

     We have entered into change of control agreements with Messrs. Bruce, Doyle, Nickbarg and Wallace. The change in control agreements have initial terms of one year and shall automatically extend for additional one-year periods upon a change of control, as defined in the agreement, or upon their anniversary date, unless either party provides the other with at least 90 days notice of termination. These agreements provide that in the event the officer is involuntarily terminated within 24 months following a change of control, as defined in the agreement, the officer shall be entitled to receive upon such termination an amount equal to the greater of the annualized salary as in effect on the date of the change of control or the date of termination for a period of up to 18 months and a pro rata portion of his bonus from the previous year. In addition we will maintain health, dental and life insurance benefits for up to the next 18 months for each officer and transfer title to our owned vehicle currently used by the officer or, in the event the officer receives a monthly cash car allowance in lieu of the use of our vehicle, we shall pay an amount equal to up to 18 times the monthly allowance. Stock options and restricted stock awards previously granted and outstanding will also immediately vest. The annual base salary for Messrs. Bruce, Doyle, Nickbarg and Wallace is currently $230,000, $195,000, $175,000 and $150,000, respectively.

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

     Salary Savings Plan. The ITLA Capital Salary Savings Plan is a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code (the “Code”) designed to provide employees with the opportunity to accumulate retirement funds (the “401(k) Plan”). Permanent employees age 21 or older are eligible to participate in the 401(k) Plan as of January 1 or July 1 first following their hire date. Under the 401(k) Plan, subject to limitations imposed under Section 401(k) and Section 415 of the Code, a participant may elect to defer compensation by directing us to contribute such amount to the 401(k) Plan on such employee’s behalf. We currently make matching contributions to the 401(k) Plan equal to 50% of the first 6% of the participant’s monthly contribution. The Board reviews the match on an annual basis, and we may also make discretionary contributions to the 401(k) Plan. “Compensation” for purposes of the 401(k) Plan is defined as a participant’s compensation from us as reported annually on Form W-2, including contributions to the 401(k) Plan by the employee, and contributions by us in the employee’s behalf to any other pension, insurance, welfare or other employee benefit plan. Under the 401(k) Plan, a separate account is established for each participant. Participants are always 100% vested in their contributions and the earnings thereon. Participants become vested in employer contributions and the earnings thereon at the rate of 20% per year commencing with the first full year of service (defined as completion of 12 consecutive months of work). Participants become fully vested in employer contributions and the earnings thereon on their fifth anniversary of employment, or in the event of death, permanent disability or attainment of age 65 while employed by us. The 401(k) Plan provides for in-service hardship distributions of elective deferrals, as well as loans of a portion of vested account balances. Distributions from the 40l(k) Plan are made upon termination of service in a lump sum or in annual installments over a period of years at the election of the participant with the right to take a lump sum payment at any time during such period.

     Nonqualified Deferred Compensation Plans. The ITLA Capital Corporation Supplemental Salary Savings Plan (the “Supplemental Plan”) and Nonqualified Deferred Compensation Plan (the “Deferral Plan”) are designed to provide additional retirement benefits for certain officers and highly compensated employees. The Supplemental Plan provides participating employees with an opportunity to make up benefits not available under the 401(k) Plan due to any application of limitations on compensation and maximum benefits under the 401(k) Plan. Benefits under the Supplemental Plan are provided at the same time and in the same form as benefits under the 401(k) Plan, and become taxable to the participant at that point. The Deferral Plan allows a participant to defer receipt of, and current taxation upon, designated portions of the participant’s direct cash compensation until a future date specified by the participant. Both of these plans are unfunded plans, meaning that all benefits payable there under are payable from our general assets, and funds available to pay benefits are subject to the claims of our general creditors. We have established a Rabbi Trust with a third party FDIC insured financial institution which holds the contributions to the Supplemental Plan and Deferral Plan, for the purpose of providing the benefits set forth under the terms of the plans. Participants only have the rights of unsecured creditors with respect to the Rabbi Trust assets.

     Stock Plans. We have adopted the 1995 Employee Stock Incentive Plan and the 1995 Stock Option Plan for Nonemployee Directors (collectively, the “Stock Option Plan”) pursuant to which officers, directors and our employees are eligible to receive options to purchase Common Stock. The purpose of the Stock Option Plan is to enable us to attract, retain and motivate employees by providing for or increasing their proprietary interests in ITLA Capital, and in the case of nonemployee directors, to attract such directors and further align their interests with our interests. Every one of our employees is eligible to be considered for the grant of awards under the Stock Option Plan. An amendment to the Stock Plan increasing the number of shares authorized for awards under the Stock Plan by 311,500 shares was approved by the Company’s shareholders on June 29, 2001. The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the Stock Option Plan is 1,311,500 shares of which a maximum of 550,000 shares may be awarded during the first year of the Stock Option Plan, with annual awards thereafter limited to 100,000 additional shares during each of the next five years of the Stock Option Plan (with the shares subject to the Stock Option Plan and all grants there under being subject to adjustments to prevent dilution).

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

     Awards may not be granted under the Stock Option Plan after the tenth anniversary of the adoption of the Stock Option Plan. We have granted an aggregate of 1,554,750 options under the Stock Option Plan, of which 397,500 have been granted to Mr. Haligowski, 115,000, 75,000, 40,000 and 25,000 have been granted to Messrs. Bruce, Doyle, Nickbarg, and Wallace, respectively, 46,000 have been granted to non-employee directors, and 856,250 have been granted to other employees, of which 327,294 have been exercised and 374,673 have been forfeited. The exercise price per share of the options granted range from $10.00 to $46.69 per share and will generally vest 33-1/3% per year, beginning with the first anniversary of the date of the grant.

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

Directors Compensation

     Directors Fees. During 2003, each non-employee director was paid a monthly fee of $2,250 for serving on our Board of Directors and $750 for each Board or Committee meeting attended for service on such committee. In addition, Director Reed received an honorarium of $5,000 for his active assistance in legislative matters during 2003 and Director Oribe received an honorarium of $15,000 for his time and assistance with Japanese business matters and his extensive work with the Executive Committee. In 2003, Director Martin received a monthly retainer fee of $1,250 for his service as Chairman of the Audit Committee.

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

     Directors Stock Option Plans. Directors are also eligible to receive stock option grants as described above. On October 30, 2003, Preston Martin was granted an option to purchase 1,000 shares of common stock with an exercise price of $46.69 per share. The option vests in full on October 30, 2004 and will expire on October 30, 2013. No other options were granted to Directors during 2003.

Compensation Committee Interlocks and Insider Participation

     During 2003, the Compensation Committee was comprised of Directors Lipscomb and Oribe.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     At March 8, 2004, we had 6,268,673 shares of common stock outstanding.

     The following table sets forth, as of March 8, 2004, certain information as to those persons who were known by management to be beneficial owners of more than five percent of our common stock outstanding.

Beneficial Owner	Shares Beneficially Owned		Percent of Class

Eubel Brady & Suttman Asset Management Inc.	511,107	(1)	8.15%
7777 Washington Village Drive, Suite 210 Dayton, Ohio 45459

Franklin Mutual Advisors, LLC	466,396	(2)	7.44%
51 John F. Kennedy Parkway Short Hills, NJ 07078

Friedman, Billings, Ramsey Group, Inc.	446,800	(3)	7.13%
1001 19th Street North Arlington, VA 22209

George W. Haligowski	461,468	(4)	7.04%
888 Prospect Street, Suite 110 La Jolla, CA 92037

Dimensional Fund Advisors	425,600	(5)	6.79%
1299 Ocean Avenue, 11th Floor Santa Monica, California 90401

Thomson Horstmann & Bryant, Inc.	375,200	(6)	5.98%
Park 80 West, Plaza Two Saddle Brook, NJ 07663

Wellington Management Company, LLP	368,400	(7)	5.87%
75 State Street Boston, MA 02109

Barclays Global Investors, NA	325,497	(8)	5.19%
45 Fremont Street San Francisco, CA 94105

(1)	As reported by Eubel Brady & Suttman Asset Management, Inc. (“Suttman”) on a Schedule 13G amendment filed on February 17, 2004 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Suttman reported sole voting and dispositive power as to none of the 511,107 shares, and shared voting and dispositive power as to all of the 511,107 shares covered by the report.

(2)	As reported by Franklin Mutual Advisors, LLC (“Franklin”) on a Schedule 13G amendment filed on February 9, 2004 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Franklin reported sole voting and dispositive powers as to all of the 466,396 shares, and shared voting and dispositive powers as to none of the 466,396 shares covered by the report.

(3)	As reported by Friedman, Billings, Ramsey Group, Inc. (“FBR”) on a Schedule 13G amendment filed on February 17, 2004 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. FBR reported sole voting and dispositive powers as to none of the 446,800 shares, and shared voting and dispositive powers as to all of the 446,800 shares covered by the report.

(4)	Includes 285,000 shares underlying stock options which are currently exercisable or which will become exercisable within 60 days of March 8, 2004.

(5)	As reported by Dimensional Fund Advisors (“Dimensional”) on a Schedule 13G amendment filed on February 6, 2004 and filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Dimensional reported sole voting and dispositive powers as to all of the 425,600 shares, and shared voting and dispositive powers as to none of the 425,600 shares covered by the report.

(6)	As reported by Thomson Horstmann & Bryant, Inc. (“Thomson”) on a Schedule 13G amendment filed on January 21, 2004 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Thomson reported shared voting and dispositive power as to none of the 375,200 shares, sole voting power as to 181,600 shares, and sole dispositive power as to all of the 375,200 shares covered by the report.

(7)	As reported by Wellington Management Company, LLP (“WMC”) on a Schedule 13G amendment filed on February 12, 2004 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. WMC reported sole voting and dispositive powers as to none of the 368,400 shares, shared voting power as to 167,800 shares, and shared dispositive power as to all of the 368,400 shares covered by the report.

(8)	As reported by Barclays Global Investors, NA., Barclays Global Fund Advisors, Barclays Global Investors, Ltd., Barclays Global Investors Japan Trust and Banking Company Limited, Barclays Life Assurance Company Limited, Barclays Bank PLC., Barclays Capital Securities Limited, Barclays Capital Inc., Barclays Private Bank & Trust (Isle of Man) Limited, Barclays Private Bank and Trust (Jersey) Limited, Barclays Bank Trust Company Limited, Barclays Bank (Suisse) SA., and Barclays Private Bank Limited, on a Schedule 13G filed on February 17, 2004 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. With respect to the 325,497 shares listed, Barclays Global Investors, NA., reported sole voting and dispositive powers as to 245,329 shares, and shared voting and dispositive powers as to none of such shares, and Barclays Global Fund Advisors reported sole voting and dispositive powers as to 46,093 shares, and shared voting and dispositive powers as to none of such shares.

     The following table sets forth, as of March 8, 2004, certain information as to the shares of common stock beneficially owned by the directors and named executive officers and by all directors and executive officers of ITLA Capital as a group.

	Shares
	Beneficially
	Owned	Percent of
Beneficial Owner	(1)	Class

George W. Haligowski	461,468	7.04%
Timothy M. Doyle	96,943	1.53
Norval L. Bruce	92,663	1.47
Don Nickbarg	40,427	0.64
Scott Wallace	24,238	0.39
Sandor X. Mayuga	10,800	0.17
Jeffrey L. Lipscomb	10,400	0.17
Hirotaka Oribe	10,200	0.16
Robert R. Reed	10,200	0.16
Preston Martin	5,666	0.09
All Directors and Executive Officers as a Group (13 Persons)	809,533	11.89

(1)	Includes shares held directly, as well as an aggregate of 539,195 shares which are subject to immediately exercisable options and options exercisable within 60 days of March 8, 2004, under ITLA Capital’s Stock Option Plan, vested shares held by the SERP, and shares held in retirement accounts or by certain members of the named individual’s families or corporations for which an individual is an officer or director or held by trust of which an individual is trustee or a substantial beneficiary, over which shares the individual may be deemed to have sole or shared voting and/or dispositive power. The above named individuals held exercisable options and options exercisable within 60 days of March 8, 2004 as follows: Chairman Haligowski – 285,000 shares; Director Lipscomb – 10,000 shares; Director Mayuga – 10,000 shares; Director Oribe – 10,000 shares; Director Reed – 10,000 shares; Director Martin – 5,000 shares; Norval L. Bruce – 47,365 shares; Timothy M. Doyle – 70,000 shares; Don Nickbarg – 31,666 shares and Scott Wallace – 20,667 shares.

     The following table sets forth information as of December 31, 2003 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information

Number of Shares
Remaining Available
	Number of Shares to		for Future Issuance
	be issued upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Shares
	Options, Warrants	Options, Warrants	Reflected in the
Plan Category	and Rights	and Rights	First Column) (1)

Equity compensation plans approved by stockholders	852,783	$15.17	256,423
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	852,783	$15.17	256,423

(1)	This amount includes 125,000 shares issuable under our 1996 Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors, described under “Item 11. Executive Compensation — Directors Compensation.” Under the Company’s 1995 Employee Stock Option and Incentive Plan, up to all of the 126,423 shares remaining available for issuance under that plan as of December 31, 2003 could be issued to plan participants pursuant to awards of restricted stock, performance shares and/or performance units.

Item 13. Certain Relationships and Related Transactions

     During the year, we utilized the services of Tisdale & Nicholson. Director Mayuga is a partner in that law firm. During 2003, this law firm received $155,218 in legal fees from ITLA Capital and the Bank.

Item 14. Principal Accountant Fees and Services

     During the fiscal years ended December 31, 2003 and 2002, Ernst & Young LLP provided various audit, audit related and non-audit services to the Company. Set forth below are the aggregate fees billed for these services:

(a)	Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and reviews of financial statements included in the Company’s Quarterly Reports on Form 10-Q for those fiscal years: $225,250 - 2003; $181,000 - 2002.

(b)	Audit Related Fees: Aggregate fees billed for professional services rendered related to audits of employee benefit plans, and consultation on accounting matters: $70,000 - 2003; $17,250 - 2002.

(c)	Tax Fees: Aggregate fees billed for professional services rendered related to tax compliance, tax advice and tax return preparation: $101,000 - 2003; $91,600 - 2002.

(d)	All other fees: None - 2003; None - 2002.

     The audit committee preapproves all audit and permissible non-audit services to be provided by Ernst & Young LLP and the estimated fees for these services.

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

(a)(3) Exhibits:

Reference to Prior
Filling or Exhibit
Regulation S-K		Number Attached
Exhibit Number	Document	Hereto

3.1	Certificate of Incorporation	**
3.2	Bylaws, as amended	******
4	Instruments Defining the Rights of Security Holders, Including Indentures	None
10.1	1995 Stock Option Plan For Nonemployee Directors	*
10.2	1995 Employee Stock Incentive Plan	*******
10.3a	Nonqualified (Non-Employer Securities) Deferred Compensation Plan	********
10.3b	Nonqualified (Employer Securities Only) Deferred Compensation Plan	********
10.4	Supplemental Salary Savings Plan	*
10.5	Data Processing Agreement	*
10.6	Employment Agreement with George W. Haligowski	*
10.7	Change of Control Agreements	***
10.8	Recognition and Retention Plan	**
10.9	Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors	**
10.10	Supplemental Executive Retirement Plan	********
10.11	ITLA Capital Corporation Rabbi Trust Agreement	***
10.12	Salary Continuation Plan	****
10.13	Licensing Agreement, dated October 30, 2002, between Imperial Capital Bank and Beneficial Franchise Company, Inc.	********
10.14	Amended and Restated Sale and Servicing Agreement for RALs and RACs, dated as of January 3, 2003, between Imperial Capital Bank, Household Tax Masters Inc., and Household Tax Masters Acquisition Corporation	********
11	Statement Regarding Computation of Per Share Earnings	None
13	Annual Report to Security Holders	None
18	Letter Regarding Change in Accounting Principles	None
19	Report furnished to Security Holders	None
21	Subsidiaries of the Registrant	21
22	Published Report Regarding Matters Submitted to Vote of Security Holders	None
23.1	Consent of Ernst & Young LLP	23.1
23.2	Statement regarding consent of Arthur Andersen LLP	23.2
24	Power of Attorney	None
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	32

*	Filed as an exhibit to Imperial’s Registration Statement on Form S-1 (File No. 33-96518) filed with the Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.

**	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on May 10, 1996, pursuant to Section 5 of the Securities Act of 1933.

***	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 (File No. 0-26960).

****	Filed as an exhibit to the Company’s Registrant’s Form 10-K for the year ended December 31, 2000 (File No. 0-26960).

*****	Filed as an exhibit to the Company’s Registrant’s Form 10-K for the year ended December 31, 2001 (File No. 0-26960).

******	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-26960).

*******	Filed as an appendix to the Company’s definitive proxy materials filed on September 29, 2001.

********	Filed as an exhibit to the Current Report on Form 8-K filed by the Company on February 5, 2003 (File No. 0-26960). Portions of this exhibit have been omitted pursuant to a request for confidential treatment granted by the Commission.

*********	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 0-26960).

(b)	Reports on Form 8-K. Set forth below is a description of the Current Reports on Form 8-K that we furnished during the quarter ended December 31, 2003:

On October 29, 2003, we furnished a Current Report on Form 8-K disclosing under Item 9 material prepared for presentation at an industry conference.

On November 3, 2003, we furnished a Current Report on Form 8-K disclosing under Item 12 the issuance of our press release announcing our 2003 third quarter earnings.

On November 5, 2003, we furnished a Current Report on Form 8-K disclosing under Item 9 material prepared for presentation at an industry conference.

On December 1, 2003, we furnished a Current Report on Form 8-K disclosing under Item 9 material prepared for presentation at an industry conference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITLA CAPITAL CORPORATION

Date: March 15, 2004	By:	/s/ George W. Haligowski

George W. Haligowski Chairman of the Board, President and Chief Executive Officer (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George W. Haligowski George W. Haligowski	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2004

/s/ Timothy M. Doyle Timothy M. Doyle	Senior Managing Director and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

/s/ Norval L. Bruce Norval L. Bruce	Director	March 15, 2004

/s/ Jeffrey L. Lipscomb Jeffrey L. Lipscomb	Director	March 15, 2004

/s/ Sandor X. Mayuga Sandor X. Mayuga	Director	March 15, 2004

/s/ Robert R. Reed Robert R. Reed	Director	March 15, 2004

/s/ Hirotaka Oribe Hirotaka Oribe	Director	March 15, 2004

/s/ Preston Martin Preston Martin	Director	March 15, 2004