Form 10-Q
period 2004-03-31
ITLA CAPITAL CORP
filed 2004-05-10
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________
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

Number of shares of common stock of the registrant: 6,255,769 outstanding as of May 3, 2004.

ITLA CAPITAL CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2004

Forward Looking Statements

     “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, changes in economic conditions in our market areas, changes in policies by regulatory agencies, the impact of competitive loan products, loan demand risks, the quality or composition of our loan or investment portfolios, fluctuations in interest rates and changes in the relative differences between short and long-term interest rates, levels of nonperforming assets and operating results, the impact of terrorist actions on our loan portfolio and loan repayments, and other risks detailed from time to time in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2004 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

     As used throughout this report, the terms “we”, “our”, “ITLA Capital” or the “Company” refer to ITLA Capital Corporation and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2004	December 31,
	(unaudited)	2003

	(in thousands except share amounts)
Assets
Cash and cash equivalents	$285,441	$178,318
Investment securities available for sale, at fair value	49,594	53,093
Stock in Federal Home Loan Bank	18,262	17,966
Loans, net (net of allowance for loan losses of $33,057 and $31,573 as of March 31, 2004 and December 31, 2003, respectively)	1,452,676	1,436,849
Real estate loans held in trust, net (net of allowance for loan losses of $1,828 as of March 31, 2004 and December 31, 2003)	55,604	68,575
Loans held for sale	9,309	—
Interest receivable	8,581	8,958
Other real estate owned, net	5,261	7,048
Premises and equipment, net	5,827	5,766
Deferred income taxes	11,532	11,609
Goodwill	3,118	3,118
Other assets	30,147	26,915

Total assets	$1,935,352	$1,818,215

Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$1,222,089	$1,147,017
Federal Home Loan Bank advances	298,135	362,135
Collateralized mortgage obligations	3,175	15,868
Accounts payable and other liabilities	125,846	19,696
Junior subordinated debentures	86,600	86,600

Total liabilities	1,735,845	1,631,316

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital — common stock, $.01 par value; 20,000,000 shares authorized, 8,506,205 and 8,447,294 issued as of March 31, 2004 and December 31, 2003, respectively	62,752	61,704
Retained earnings	179,191	165,407
Accumulated other comprehensive income, net	272	155

	242,215	227,266
Less treasury stock, at cost 2,524,789 and 2,475,689 shares as of March 31, 2004 and December 31, 2003, respectively	(42,708)	(40,367)

Total shareholders’ equity	199,507	186,899

Total liabilities and shareholders’ equity	$1,935,352	$1,818,215

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended
	March 31,

	(in thousands except per share amounts)
	2004	2003

Interest income:
Loans, including fees	$28,914	$28,614
Real estate loans held in trust	726	2,173
Cash and investment securities	2,443	2,737

Total interest income	32,083	33,524

Interest expense:
Deposit accounts	6,514	6,848
Federal Home Loan Bank advances	1,081	1,195
Collateralized mortgage obligations	62	390
Junior subordinated debentures	1,489	—

Total interest expense	9,146	8,433

Net interest income before provision for loan losses	22,937	25,091
Provision for loan losses	1,400	4,500

Net interest income after provision for loan losses	21,537	20,591

Non-interest income:
Premium on sale of loans, net	9,024	8,718
Late and collection fees	101	67
Other	4,269	3,751

Total non-interest income	13,394	12,536

Non-interest expense:
Compensation and benefits	6,156	5,352
Occupancy and equipment	1,328	1,076
Other	3,868	3,689

Total general and administrative	11,352	10,117

Real estate owned expense, net	96	142
Provision for losses on other real estate owned	1,000	330
Gain on sale of other real estate owned, net	(39)	(329)

Total real estate owned expense, net	1,057	143

Total non-interest expense	12,409	10,260

Income before provision for income taxes and minority interest in income of subsidiary	22,522	22,867
Minority interest in income of subsidiary	—	1,520

Income before provision for income taxes	22,522	21,347
Provision for income taxes	8,738	8,326

NET INCOME	$13,784	$13,021

BASIC EARNINGS PER SHARE	$2.21	$2.17

DILUTED EARNINGS PER SHARE	$2.07	$2.02

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,

	2004	2003

	(in thousands)
Cash Flows From Operating Activities:
Net Income	$13,784	$13,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	477	388
Amortization of premium on purchased loans	692	505
Accretion of deferred loan origination fees, net of costs	(628)	(839)
Provision for loan losses	1,400	4,500
Provision for losses on other real estate owned	1,000	330
Premium on sale of RAL loans, net	(9,024)	(8,718)
Other, net	(25)	1
Decrease in interest receivable	377	5
Increase in other assets	(3,298)	(9,566)
Increase in accounts payable and other liabilities	106,150	54,011

Net cash provided by operating activities	110,905	53,638

Cash Flows From Investing Activities:
Purchases of investment securities available for sale	—	(18,149)
Proceeds from the maturity and calls of investment securities available for sale	3,633	12,941
Purchase of stock in Federal Home Loan Bank	(138)	(222)
Purchase of loans	—	(1,914)
Origination of RAL loans	(12,800,573)	(11,585,047)
Proceeds from the participation in RAL loans	12,797,195	11,584,877
(Increase) decrease in loans, net	(14,644)	50,740
Repayment of real estate loans held in trust	12,505	6,922
Proceeds from sale of other real estate owned	1,738	4,742
Other investing activities, net	(538)	(569)

Net cash (used in) provided by investing activities	(822)	54,321

Cash Flows From Financing Activities:
Proceeds from exercise of employee stock options	1,004	8
Cash paid to acquire treasury stock	(2,341)	—
Principal payments on collateralized mortgage obligations	(12,695)	(7,316)
Increase in deposit accounts	75,072	3,603
Net repayments of short-term borrowings from the Federal Home Loan Bank	(41,000)	(187,000)
Proceeds from long-term borrowings from the Federal Home Loan Bank	10,000	16,000
Repayments from long-term borrowings from the Federal Home Loan Bank	(33,000)	(1,700)

Net cash used in financing activities	(2,960)	(176,405)

Net increase (decrease) in cash and cash equivalents	107,123	(68,446)
Cash and cash equivalents at beginning of period	178,318	160,848

Cash and cash equivalents at end of period	$285,441	$92,402

Supplemental Cash Flow Information:
Cash paid during the period for interest	$9,476	$8,028
Cash paid during the period for income taxes	$—	$5,010
Non-cash Investing Transactions:
Loans transferred to other real estate owned	$912	$3,012

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

     The unaudited consolidated financial statements of ITLA Capital Corporation (the “Company”) included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the results of operations and financial position of the Company, as of and for the interim periods indicated. The unaudited consolidated financial statements include the accounts of ITLA Capital Corporation and its wholly-owned subsidiaries, Imperial Capital Bank (the “Bank”), and Imperial Capital Real Estate Investment Trust (“Imperial Capital REIT”).

     On December 31, 2003, the Company adopted FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities having certain characteristics. In connection with the Company’s adoption of FIN 46, ITLA Capital Statutory Trust I (“Trust I”), ITLA Capital Statutory Trust II (“Trust II”), ITLA Capital Statutory Trust III (“Trust III”), ITLA Capital Statutory Trust IV (“Trust IV”), and ITLA Capital Statutory Trust V (“Trust V”), collectively referred to as the “Trusts”, were not consolidated as of December 31, 2003. The result of the deconsolidation was to recognize the Company’s investment in the Trusts in other assets, and to report the amount of subordinated debentures issued by the Company to the Trusts in the liability section of the Company’s consolidated balance sheet. In addition, effective January 1, 2004, the Company recognized interest expense on the subordinated debentures in the consolidated statements of income. Prior to FIN 46, the Company consolidated the Trusts and reported the trust preferred securities issued by the Trusts in the mezzanine section of the Company’s consolidated balance sheets and recognized the proportionate share of income attributable to the preferred shareholders as minority interest in income of subsidiary in the consolidated statements of income. The trust preferred securities currently qualify as Tier 1 capital for ITLA Capital under Federal Reserve Board guidelines. As a result of the issuance of FIN 46, the Federal Reserve Board proposed a rule on May 6, 2004 related to the qualification of the trust preferred securities as Tier 1 capital. Under the proposed rule, the Company’s trust preferred securities would still qualify as Tier 1 capital. As of March 31, 2004, the Company would meet all requirements to maintain its well capitalized designation under applicable regulatory guidelines regardless of the inclusion of the trust preferred securities in Tier 1 capital. Financial information prior to the adoption of FIN 46 has not been restated.

     All intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain amounts in prior periods have been reclassified to conform to the presentation in the current period. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations for the remainder of the year.

     These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

NOTE 2 – ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company has stock-based compensation plans. These plans are accounted for under APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, no compensation costs have been recognized in the accompanying unaudited consolidated statements of income. The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, for disclosure purposes only. SFAS No. 123 disclosures include pro forma net income and earning per share as if compensation expense had been recognized using the fair value of the options at the date of grant. If compensation had been determined based on SFAS No. 123, the Company’s pro forma net income and pro forma per share data would be as follows:

	For the Three Months Ended
	March 31,

	2004	2003

	(in thousands, except per share data)
Net income, as reported	$13,784	$13,021
Less: Stock-based employee compensation expense determined under the fair value method, net of tax	337	341

Pro forma net income	$13,447	$12,680

Earnings per share:
Basic – as reported	$2.21	$2.17
Basic – pro forma	$2.15	$2.11
Diluted – as reported	$2.07	$2.02
Diluted – pro forma	$2.02	$1.97

     The fair value of each option grant was estimated on the date of grant using an option pricing model with the following weighted-average assumptions for option grants:

	Weighted-Average
	Assumptions for Option
	Grants

	2004	2003

Dividend Yield	0.00%	0.00%
Expected Volatility	38.04%	31.36%
Risk-Free Interest Rates	3.65%-4.34%	4.62%-4.88%
Expected Lives	Seven Years	Seven Years
Weighted-Average Fair Value	12.37	11.36

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

     The following is a reconciliation of the calculation of Basic EPS and Diluted EPS:

	For the Three Months Ended March 31,

		Weighted-	Per
	Net	Average Shares	Share
	Income	Outstanding	Amount

	(in thousands, except per share data)
2004
Basic EPS	$13,784	6,240	$2.21
Effect of dilutive stock options	—	432	(0.14)

Diluted EPS	$13,784	6,672	$2.07

2003
Basic EPS	$13,021	6,011	$2.17
Effect of dilutive stock options	—	437	(0.15)

Diluted EPS	$13,021	6,448	$2.02

NOTE 4 – COMPREHENSIVE INCOME

     Comprehensive income, which encompasses net income and the net change in unrealized gains (losses) on investment securities available for sale, is presented below:

	Three Months Ended
	March 31,

	2004	2003

	(in thousands)
Net Income	$13,784	$13,021
Other comprehensive income (loss):
Change in unrealized gain (loss) on investment securities available for sale, net of tax expense (benefit) of $75 and ($76) for the three months ended March 31, 2004 and 2003, respectively	117	(120)

Comprehensive income	$13,901	$12,901

NOTE 5 – IMPAIRED LOANS RECEIVABLE

     As of March 31, 2004 and December 31, 2003, the recorded investment in impaired loans and impaired real estate loans held in trust was $20.0 million and $13.1 million, respectively. The average recorded investment in impaired loans was $15.6 million for the three months ended March 31, 2004 and $17.1 million for the same period last year. Interest income recognized on impaired loans totaled $97,000 for the three months ended March 31, 2004 as compared to $141,000 for the same period last year.

NOTE 6 – RESIDUAL INTEREST IN SECURITIZATION

     During the first quarter of 2002, the Company formed a limited liability company to issue $86.3 million of asset-backed notes in a securitization of substantially all of the Company’s residential loan portfolio. The Company recognized a gain of $3.7 million on the securitization of these loans, which was included in other non-interest income within the consolidated statement of income. Concurrent with recognizing such gain on sale, the Company recorded a residual interest, which represented the present value of future cash flows (spread and fees) that are estimated to be received over the life of the loans. The residual interest is recorded on the consolidated balance sheet in “Investment securities available for sale, at fair value”. The value of the residual interest is subject to substantial credit, prepayment, and interest rate risk on the sold residential loans. In accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the residual interest is classified as “available-for-sale” and, as such, recorded at fair value with the resultant changes in fair value recorded as accumulated unrealized gain or loss in a separate component of shareholders’ equity entitled “accumulated other comprehensive income or loss”, until realized. Fair value is estimated on a monthly basis based on a discounted cash flow analysis. These cash flows are estimated over the lives of the receivables using prepayment, default, and interest rate assumptions that management believes market participants would use for similar financial instruments.

     During each of the quarters ended March 31, 2004 and 2003, the Company recognized an other than temporary impairment of $250,000 in connection with its residual interest. Impairments that are deemed to be other than temporary are charged to income as other expense. In evaluating impairments as other than temporary the Company considers credit risk, as well as the magnitude and trend of default rates and prepayment speeds of the underlying residential loans.

     At March 31, 2004 and December 31, 2003, key economic assumptions and the sensitivity of the current fair value of the residual interest based on projected cash flows to immediate adverse changes in those assumptions are as follows:

	March 31,	December 31,
	2004	2003

Dollars in thousands
Fair value of retained interest	$5,368	$5,368
Weighted average life (in years) – securities	0.90	1.00
Weighted average life (in years) – residual interest	4.05	4.47
Weighted average annual prepayment speed	35.0%	35.0%
Impact of 10% adverse change	$(24)	$(67)
Impact of 25% adverse change	$(67)	$(120)
Weighted average annual discount rate	15.0%	15.0%
Impact of 10% adverse change	$(284)	$(147)
Impact of 25% adverse change	$(686)	$(367)
Weighted average lifetime credit losses	3.3%	3.3%
Impact of 10% adverse change	$(147)	$(313)
Impact of 25% adverse change	$(369)	$(753)

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

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

     On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued the Exposure Draft, Share-Based Payment, which is a proposed amendment to SFAS No. 123, Accounting For Stock-Based Compensation. In this draft, the FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees for future reporting periods in the income statement based on their fair values. The final standard is expected in late 2004 and, as currently written, would be effective for public companies for recognition and disclosure purposes for fiscal years beginning after December 15, 2004. The Company is in the process of evaluating the impact that expensing stock options and other stock-based compensation will have on the results of operations and financial position.

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

	Lending
	Operations	All Other	Eliminations	Consolidated

	(in thousands)
For the three months ended March 31,
2004
Revenues from external customers	$45,411	$66	$—	$45,477
Total interest income	31,966	314	(197)	32,083
Total interest expense	7,681	1,662	(197)	9,146
Net income	$15,662	$13,776	$(15,654)	$13,784
2003
Revenues from external customers	$46,209	$—	$—	$46,209
Total interest income	33,626	1,601	(1,703)	33,524
Total interest expense	8,594	42	(203)	8,433
Net income	$15,320	$12,983	$(15,282)	$13,021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis is intended to identify the major factors that affected the financial condition and results of operations for the three months ended March 31, 2004.

Application of Critical Accounting Policies and Accounting Estimates

     The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States (“GAAP”) and to general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

     The Company considers accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial statements. Accounting polices related to the allowance for loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. The Company also considers accounting policies related to stock-based compensation to be critical due to the continuously evolving standards, changes to which could materially impact the way the Company accounts for stock options. Additionally, the Company considers its accounting policies in regards to its tax refund lending program and other real estate owned to be critical accounting policies.

     For additional information regarding critical accounting policies, refer to Note 1 – Organization and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements and the sections captioned “Application of Critical Accounting Policies and Accounting Estimates” and “Allowance for Possible Loan Losses and Nonperforming Assets” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2003. There have been no significant changes in the Company’s application of accounting policies since December 31, 2003.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Executive Summary

     Consolidated net income was $13.8 million and $13.0 million for the three months ended March 31, 2004 and 2003, respectively. Diluted EPS was $2.07 for the three months ended March 31, 2004 compared to $2.02 for the same period last year, an increase of $0.05 per diluted share. The increase in net income was primarily due to increases in net interest income after provision for loan losses and non-interest income, partially offset by an increase in non-interest expense.

     Net interest income before provision for loan losses decreased from the prior year period primarily as a result of the increase in interest expense, which, pursuant to the adoption of FIN 46, included for the first time the interest payments on the junior subordinated debentures, and the decrease in net interest income earned by the REIT. The return on average assets was 2.11% for the three months ended March 31, 2004 compared to 1.81% for the same period last year. The return on average shareholders’ equity was 28.17% for the three months ended March 31, 2004, compared to 31.72% for the same period last year.

     Total loan production was $155.1 million for the quarter ended March 31, 2004 compared to $101.7 million for the same period last year. Loan production during the current quarter consisted of originations of $118.3 million of commercial real estate loans, $20.4 million of film finance loans and $16.4 million of franchise loans. Loan production for the same period last year consisted of originations of $84.5 million of commercial real estate loans, $15.3 million of film finance loans and $1.8 million of franchise loans.

     The increase in non-interest income was primarily due to income earned in connection with the Bank’s refund anticipation loan (“RAL”) program and its strategic relationship with Household International, Inc. (“Household”). Substantially all RAL loans originated during the quarter were sold to Household. At March 31, 2004, the Company held $3.1 million in RAL participation interests and $9.3 million of RAL loans held for sale. Because the origination of loans under the RAL program results from the filing of individual income tax returns, transaction activity is concentrated most heavily during the tax season. This results in the Company earning most of its RAL program income in the first quarter of the year. We expect that our financial results for the remaining quarters of 2004 will not be significantly impacted by the RAL program due to the seasonal nature of the business.

Net Interest Income and Margin

     The following table presents, for the three months ended March 31, 2004 and 2003, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

	For the Three Months Ended March 31,

	2004			2003

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(dollars in thousands)
Assets
Cash and investments	$909,613	$2,443	1.08%	$726,718	$2,737	1.53%
Loans receivable:
Loans	1,477,207	28,914	7.87%	1,343,338	28,614	8.64%
Real estate loans held in trust	62,168	726	4.70%	121,008	2,173	7.28%

Total loans receivable	1,539,375	29,640	7.74%	1,464,346	30,787	8.53%

Total interest-earning assets	2,448,988	$32,083	5.27%	2,191,064	$33,524	6.21%

Non-interest-earning assets	217,822			85,410
Allowance for loan losses	(34,165)			(34,139)

Total assets	$2,632,645			$2,242,335

Liabilities and Shareholders’ Equity
Deposit accounts:
Savings and passbook accounts	$145,462	$598	1.65%	$152,739	$454	1.21%
Demand accounts	65,706	247	1.51%	6,632	17	1.04%
Time certificates	980,761	5,669	2.32%	870,801	6,377	2.97%

Total deposit accounts	1,191,929	6,514	2.20%	1,030,172	6,848	2.70%
Collateralized mortgage obligations	9,662	62	2.58%	59,899	390	2.64%
FHLB advances and other borrowings	147,679	1,081	2.94%	166,625	1,195	2.91%
Junior subordinated debentures	86,600	1,489	6.92%	—	—	—

Total interest-bearing liabilities	1,435,870	$9,146	2.56%	1,256,696	$8,433	2.72%

Non-interest-bearing liabilities	999,992			737,545
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures	—			81,625
Shareholders’ equity	196,783			166,469

Total liabilities and shareholders’ equity	$2,632,645			$2,242,335

Net interest spread			2.71%			3.49%

Net interest income before provision for loan losses		$22,937			$25,091

Net interest margin			3.77%			4.64%

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

	For the Three Months Ended
	March 31, 2004 and 2003
	Increase (Decrease) Due to:

	Rate	Volume	Total

	(In thousands)
Interest and fees earned from:
Cash and investment securities	$(796)	$502	$(294)
Loans	(1,963)	2,263	300
Real estate loans held in trust	(767)	(680)	(1,447)

Total increase (decrease) in interest income	(3,526)	2,085	(1,441)

Interest paid on:
Deposit accounts	(1,244)	910	(334)
Collateralized mortgage obligations	(9)	(319)	(328)
FHLB advances	13	(127)	(114)
Junior subordinated debentures	—	1,489	1,489

Total increase (decrease) in interest expense	(1,240)	1,953	713

Increase (decrease) in net interest income	$(2,286)	$132	$(2,154)

     Total interest income decreased $1.4 million to $32.1 million in the first quarter of 2004 as compared to $33.5 million for the same period last year. The net decrease in interest income was primarily attributable to the decrease of 94 basis points in the yields earned on interest earning assets, partially offset by an increase of $257.9 million in interest earning assets.

     The average balance of loans held by the Bank was $1.5 billion and $1.3 billion for the three months ended March 31, 2004 and 2003, respectively. Loans secured by income producing properties and construction loans had an average balance of $1.3 billion during the quarter ended March 31, 2004 compared to $1.2 billion during the same period last year. The average balance of franchise loans was $105.6 million and $56.7 million during the quarters ended March 31, 2004 and 2003, respectively. The average balance of film finance loans was $97.6 million and $115.0 million during the quarters ended March 31, 2004 and 2003, respectively.

     The average balance of real estate loans held in trust decreased to $62.2 million for the three months ended March 31, 2004 as compared to $121.0 million for the same period last year. This decrease was due to loan prepayments and principal amortization.

     The average balance of cash and investments increased to $909.6 million in the first quarter of 2004 compared to $726.7 million during the same period last year. The increase in average cash and investments was attributable to the increased liquidity that was maintained in connection with the Bank’s RAL program, as well as the timing of the funding and corresponding settlement of RAL production at March 31, 2004. The decline in the average yield earned on cash and investments from 1.53% during the first quarter of 2003 to 1.08% during the first quarter of 2004 was primarily caused by lower yields earned on short-term and overnight investments.

     The average yield earned on total loans decreased to 7.74% in the quarter ended March 31, 2004 as compared to 8.53% in the same period last year. The decline in our yield was primarily caused by higher yielding loans being repaid and replaced by new loan production at lower current market interest rates. Our commercial real estate loan portfolio is primarily comprised of adjustable rate mortgages indexed to six month LIBOR. Approximately 95.5% of our real estate loans (including real estate loans held in trust) were adjustable rate mortgages at March 31, 2004. These adjustable rate mortgages generally reprice on a quarterly basis. At March 31, 2004, approximately $1.2 billion or 91.7% of our real estate loans contained interest rate floors, below which the loans’ contractual interest rate may not adjust. At March 31, 2004, the weighted average floor interest rate of these loans was 5.6%. At that date, approximately $1.1 billion or 95.4% of those loans were at the floor interest rate, approximately $56.5 million or 4.5% were within 50 basis points of their floor interest rate, and approximately $0.5 million or 0.1% were greater than 50 but less than 100 basis points from their floor interest rate.

     Total interest expense increased by $0.7 million to $9.1 million in the first quarter of 2004, compared to $8.4 million for the same period last year. This increase was attributable to the adoption of FIN 46, which required that beginning January 1, 2004, the Company recognize interest expense incurred on its junior subordinated debentures issued to the Trusts in the consolidated statements of income. For the three months ended March 31, 2004, the junior subordinated debentures had an average balance of $86.6 million and an average cost of 6.92%.

     Excluding the impact of the adoption of FIN 46, interest expense decreased by $0.8 million. This decrease was caused by lower interest rates paid on all interest bearing liabilities and lower average balances on our Collateralized Mortgage Obligations (“CMOs”) and Federal Home Loan Bank (“FHLB”) advances partially offset by higher average balances on deposit accounts.

     Our average cost of funds decreased to 2.56% during the three month period ended March 31, 2004, compared to 2.72% for the same period last year. This decrease in funding costs was due primarily to lower rates being paid on our deposit accounts as compared to the same period last year as a result of the general decline in market interest rates. The average rate paid on deposit accounts was 2.20% during the three months ended March 31, 2004 as compared to 2.70% for the same period last year. The average rate paid on the CMOs was 2.58% during the three months ended March 31, 2004 compared to 2.64% for the same period last year. The average balance of deposit accounts increased $161.8 million to $1.2 billion for the three months ended March 31, 2004 as compared to $1.0 billion for the same period last year. The average balance of our CMOs was $9.7 million during the first quarter of 2004, compared to $59.9 million for the same period last year reflecting the decline in the related real estate loans held in trust. FHLB advances averaged $147.7 million in the current quarter, compared to $166.6 million for the same period last year.

     Net interest margin decreased to 3.77% for the three months ended March 31, 2004 as compared to 4.64% for the same period last year primarily due to the adoption of FIN 46 and to higher yielding loans within the Bank’s loan portfolio being repaid and replaced by new loan production at lower current market rates.

Provision for Loan Losses

     Management periodically assesses the adequacy of the allowance for loan losses by reference to many factors, which may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements:

•	general portfolio trends relative to asset and portfolio size;

•	asset categories;

•	credit and geographic concentrations;

•	delinquency trends and nonaccrual loan levels;

•	historical loss experience; and

•	risks associated with changes in economic, social and business conditions.

     Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of nonperforming assets. Management believes that the allowance for loan losses as of March 31, 2004 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by the Bank’s regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

     The consolidated provision for loan losses totaled $1.4 million for the first quarter of 2004, compared to $4.5 million for the same period last year. The current period provision for loan losses was recorded to provide for reserves adequate to absorb known and inherent risks of losses in the loan portfolio. Our assessment of the provision for loan losses includes evaluation of certain nonperforming loans and other loans of concern. The prior year provision included specific reserves related to certain nonperforming loans and other loans of concern. The allowance for loan losses was 2.26% of total loans and real estate loans held in trust at March 31, 2004 as compared to 2.17% at December 31, 2003. During the quarter ended March 31, 2004, we had net loan recoveries of $84,000 as compared to net loan charge-offs of $5.0 million during the same period last year. See also – “Financial Condition – Credit Risk”.

Non-Interest Income

     Non-interest income increased to $13.4 million for the three months ended March 31, 2004, compared to $12.5 million for the same period last year. Substantially all of the increase was due to income earned in connection with the RAL program, consisting of $9.0 million of net premiums earned on the sale of RAL loans and $4.2 million of processing and administrative fees. During the same period last year, amounts earned related to the RAL program were $8.7 million and $3.6 million, respectively.

Non-Interest Expense

     Non-interest expense totaled $12.4 million for the three months ended March 31, 2004, compared to $10.3 million for the same period last year. The increase was caused by our expansion of Imperial Capital Express (“ICE”), the Bank’s small balance commercial real estate lending platform, and certain infrastructure and personnel costs related to the Bank’s charter conversion. Additionally, non-interest expense increased due to a $1.0 million charge-off of an other real estate owned property. The charge-off was recorded to reflect a decline in the estimated fair value of the property that was identified during the period. Our efficiency ratio (defined as recurring general and administrative expenses as a percentage of net revenue) was 31.2 percent in the first quarter of 2004 as compared to 26.9 percent for the same period in 2003.

FINANCIAL CONDITION

     Total assets increased to $1.9 billion at March 31, 2004 as compared to $1.8 billion at December 31, 2003. At March 31, 2004, loans, net totaled $1.5 billion, including approximately $1.3 billion of commercial real estate loans, $115.7 million of franchise loans and $94.1 million of film finance loans. During the three months ended March 31, 2004, the Bank’s loan portfolio increased $15.8 million and the REIT’s portfolio decreased $13.0 million. The decrease in the REIT’s loan portfolio reflects the continued loan prepayments experienced during the three months ended March 31, 2004. Additionally, cash and cash equivalents increased $107.1 million primarily as a result of increased liquidity caused by the timing of the funding and corresponding settlement of RAL production at March 31, 2004. Loans held for sale consist of the RAL loans funded by the Bank on March 31, 2004 that were subsequently sold the following day to Household. Total deposit accounts increased to $1.2 billion at March 31, 2004 from $1.1 billion at December 31, 2003. FHLB advances decreased $64.0 million to $298.1 million at March 31, 2004, compared to $362.1 million at December 31, 2003. Management believes that a significant portion of deposits will remain with us upon maturity based on our historical experience regarding retention of deposits. CMOs decreased $12.7 million to $3.2 million at March 31, 2004 compared to $15.9 million at December 31, 2003 reflecting the decline in real estate loans held in trust. Accounts payable and other liabilities increased $106.2 million primarily as a result of outstanding checks and other liabilities related to the RAL program.

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

     We recognized a gain on the sale of these loans, although cash (representing the excess spread and servicing fees) is received by us over the lives of the loans. Concurrent with recognizing such gain on sale, we recorded the excess spread as a residual interest, which is included in our consolidated balance sheets as “Investment securities available for sale, at fair value.” The value of the residual interest is subject to substantial credit, prepayment and interest rate risk on the sold residential loans.

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

     During each of the three months ended March 31, 2004 and 2003, we recognized an other than temporary impairment of $250,000 in connection with our residual interest. Impairments that are deemed to be other than temporary are charged to income, as other expense. In evaluating impairments as other than temporary we consider credit risk, as well as the magnitude and trend of default rates and prepayment speeds of the underlying residential loans.

     At March 31, 2004 and December 31, 2003, key economic assumptions and the sensitivity of the current fair value of the residual interest based on projected cash flows to immediate adverse changes in those assumptions is as follows:

	March 31,	December 31,
	2004	2003

Dollars in thousands
Fair value of retained interest	$5,368	$5,368
Weighted average life (in years) – securities	0.90	1.00
Weighted average life (in years) – residual interest	4.05	4.47
Weighted average annual prepayment speed	35.0%	35.0%
Impact of 10% adverse change	$(24)	$(67)
Impact of 25% adverse change	$(67)	$(120)
Weighted average annual discount rate	15.0%	15.0%
Impact of 10% adverse change	$(284)	$(147)
Impact of 25% adverse change	$(686)	$(367)
Weighted average lifetime credit losses	3.3%	3.3%
Impact of 10% adverse change	$(147)	$(313)
Impact of 25% adverse change	$(369)	$(753)

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

CREDIT RISK

Nonperforming Assets, Other Loans of Concern and Allowance for Loan Losses

     The following table sets forth our nonperforming assets by category and troubled debt restructurings as of the dates indicated.

	March 31,	December 31,
	2004	2003

	(dollars in thousands)
Nonaccrual loans:
Real estate	$5,213	$4,686
Franchise	4,008	799
Film finance	6,537	3,030

Total nonaccrual loans	15,758	8,515
Other real estate owned, net	5,261	7,048

Total nonperforming assets	21,019	15,563
Performing troubled debt restructurings	1,978	4,709

	$22,997	$20,272

Nonaccrual loans to total loans and real estate loans held in trust	1.02%	0.55%
Allowance for loan losses to nonaccrual loans	221.38%	392.26%
Nonperforming assets to total assets	1.09%	0.86%

     At March 31, 2004, other real estate owned consisted of three properties totaling $5.3 million. Management periodically evaluates the estimated fair value of its other real estate owned properties. During the quarter ended March 31, 2004, we recorded a $1.0 million charge-off to write-down the value of other real estate owned. Subsequent to the quarter ended March 31, 2004, the Bank sold one of these other real estate owned properties in April 2004 and the remaining two properties are in escrow and are expected to close during the second quarter of 2004.

     As of March 31, 2004 and December 31, 2003, other loans of concern totaled $24.5 million and $31.3 million, respectively. Other loans of concern consist of loans with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category. The decrease in other loans of concern for the three months ended March 31, 2004 was primarily due to $3.9 million of loans being paid-off, $5.3 million of loans migrating to nonaccrual status, $1.7 million of loans being upgraded and $880,000 of loans being transferred to other real estate owned, partially offset by $5.0 million of new other loans of concern.

     The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

	For the Three	For the Year
	Months Ended	Ended
	March 31,	December 31,
	2004	2003

	(dollars in thousands)
Balance at beginning of period	$33,401	$33,009
Provision for loan losses	1,400	7,760
Charge-offs	—	(7,447)
Recoveries	84	79

Net recoveries (charge-offs)	84	(7,368)

Balance at end of period	$34,885	$33,401

Allowance for loan losses as a percentage of loans and loans held in trust, net	2.26%	2.17%

Liquidity

     Liquidity refers to our ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans. We maintain a cash and investment securities portfolio designed to satisfy operating liquidity requirements while preserving capital and maximizing yield. As of March 31, 2004, we held $285.4 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $49.6 million of investment securities classified as available for sale.

     Short-term fixed income investments classified as cash equivalents consisted of interest-bearing deposits at financial institutions, government money market funds and short-term government agency securities, while investment securities available for sale consisted primarily of fixed income instruments, which were rated “AAA”, or equivalent by nationally recognized rating agencies. In addition, our liquidity position is supported by a credit facility with the Federal Home Loan Bank of San Francisco. As of March 31, 2004, we had remaining available borrowing capacity under this credit facility of $284.4 million, net of the $15.0 million of additional Federal Home Loan Bank stock that we would be required to purchase to support those additional borrowings, $30.0 million of unused federal funds credit facilities under established lines of credit with two banks, and a $25.0 million revolving credit facility with a bank.

Capital Resources

     The Company, the Bank’s holding company, had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at March 31, 2004 of 10.0%, 16.4% and 18.8%, respectively, which represents $130.3 million, $165.8 million and $138.2 million, respectively, of capital in excess of the amount required to be “well capitalized” for bank holding company regulatory purposes. These ratios were 14.2%, 15.6% and 18.2% as of December 31, 2003, respectively.

     The Bank had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at March 31, 2004 of 8.9%, 14.8% and 16.0%, respectively, which represents $100.2 million, $135.3 million and $92.9 million, respectively, of capital in excess of the amount required to be “well capitalized” for regulatory purposes. These ratios were 13.2%, 14.3% and 15.6% as of December 31, 2003, respectively.

     At March 31, 2004, shareholders’ equity totaled $199.5 million, or 10.3 percent of total assets. Our book value per share of common stock was $33.35 as of March 31, 2004, as compared to $31.30 as of December 31, 2003, and $29.37 as of March 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in our annual report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of March 31, 2004 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     (b)  Changes in Internal Control over Financial Reporting: During the quarter ended March 31, 2004, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are party to certain legal proceedings incidental to our business. Management believes that the outcome of such proceedings, in the aggregate, will not have a material effect on our financial condition or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

     The following table sets forth the repurchases of our common stock for the fiscal quarter ended March 31, 2004.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs

January 1, 2004 to January 31, 2004	7,000	$49.55	7,000	175,876
February 1, 2004 to February 29, 2004	18,700	48.11	18,700	157,176
March 1, 2004 to March 31, 2004	23,400	46.76	23,400	133,776

Total	49,100	$47.70	49,100	133,776

     These repurchases were made under a program announced on December 21, 2001 for the repurchase of up to 5% of the outstanding shares.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	See exhibit index

(b)	During the first quarter of 2004, we filed or furnished the following reports on Form 8-K:

Item #	Item Description	Filing Date

12	Earnings Press Release for the year ended December 31, 2003	February 11, 2004
9	Materials Presented at an Industry Conference	February 18, 2004

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITLA CAPITAL CORPORATION

Date: May 10, 2004	/s/	George W. Haligowski

George W. Haligowski Chairman of the Board, President and Chief Executive Officer

Date: May 10, 2004	/s/	Timothy M. Doyle

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
*******
11	Statement Regarding Computation of Per Share Earnings	None
13	Quarterly Report to Security Holders	None
15	Letter Regarding Unaudited Interim Financial Information	None
18	Letter Regarding Change in Accounting Principles	None
19	Report furnished to Security Holders	None
22	Published Report Regarding Matters Submitted to Vote of Security Holders	None
23	Consent of Experts	None
24	Power of Attorney	None
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	32

*	Filed as an exhibit to Imperial’s Registration Statement on Form S-1 (File No. 33-96518) filed with the Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.

**	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on May 10, 1996, pursuant to Section 5 of the Securities Act of 1933.

***	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 (File No. 0-26960).

****	Filed as an exhibit to the Company’s Registrant’s Form 10-K for the year ended December 31, 2000 (File No. 0-26960).

*****	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-26960).

******	Filed as an appendix to the Company’s definitive proxy materials filed on September 29, 2001.

*******	Filed as an exhibit to the Current Report on Form 8-K filed by the Company on February 5, 2003 (File No. 0-26960). Portions of this exhibit have been omitted pursuant to a request for confidential treatment granted by the Commission.

********	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 0-26960).