Form 10-Q
period 2004-06-30
ITLA CAPITAL CORP
filed 2004-08-09
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Number of shares of common stock of the registrant: 6,195,418 outstanding as of August 2, 2004.

ITLA CAPITAL CORPORATION
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

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

PART I — FINANCIAL INFORMATION

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2004	December 31,
	(unaudited)	2003
	(in thousands except share amounts)
Assets
Cash and cash equivalents	$195,307	$178,318
Investment securities available for sale, at fair value	55,926	53,093
Stock in Federal Home Loan Bank	17,979	17,966
Loans, net (net of allowance for loan losses of $34,048 and $31,573 as of June 30, 2004 and December 31, 2003, respectively)	1,510,410	1,436,849
Real estate loans held in trust, net (net of allowance for loan losses of $1,828 as of June 30, 2004 and December 31, 2003)	49,562	68,575
Interest receivable	8,311	8,958
Other real estate owned, net	985	7,048
Premises and equipment, net	6,264	5,766
Deferred income taxes	12,202	11,609
Goodwill	3,118	3,118
Other assets	23,432	26,915

Total assets	$1,883,496	$1,818,215

Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$1,175,095	$1,147,017
Federal Home Loan Bank advances	382,535	362,135
Collateralized mortgage obligations	—	15,868
Accounts payable and other liabilities	37,237	19,696
Junior subordinated debentures	86,600	86,600

Total liabilities	1,681,467	1,631,316

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 8,525,779 and 8,447,294 issued as of June 30, 2004 and December 31, 2003, respectively	63,252	61,704
Retained earnings	184,821	165,407
Accumulated other comprehensive (loss) income, net	(87)	155

	247,986	227,266
Less treasury stock, at cost 2,602,734 and 2,475,689 shares as of June 30, 2004 and December 31, 2003, respectively	(45,957)	(40,367)

Total shareholders’ equity	202,029	186,899

Total liabilities and shareholders’ equity	$1,883,496	$1,818,215

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands except per share amounts)
Interest income:
Loans, including fees	$26,424	$25,461	$55,338	$54,075
Real estate loans held in trust	796	1,456	1,522	3,629
Cash and investment securities	968	994	3,411	3,731

Total interest income	28,188	27,911	60,271	61,435

Interest expense:
Deposit accounts	6,485	6,289	12,999	13,137
Federal Home Loan Bank advances	824	1,293	1,905	2,488
Collateralized mortgage obligations	9	291	71	681
Junior subordinated debentures	1,501	—	2,990	—

Total interest expense	8,819	7,873	17,965	16,306

Net interest income before provision for loan losses	19,369	20,038	42,306	45,129
Provision for loan losses	950	1,850	2,350	6,350

Net interest income after provision for loan losses	18,419	18,188	39,956	38,779

Non-interest income:
Premium on sale of loans, net	260	265	9,284	8,983
Late and collection fees	84	64	185	131
Other	701	912	4,970	4,664

Total non-interest income	1,045	1,241	14,439	13,778

Non-interest expense:
Compensation and benefits	5,446	4,773	11,602	10,125
Occupancy and equipment	1,522	1,055	2,850	2,131
Other	3,520	3,089	7,388	6,781

Total general and administrative	10,488	8,917	21,840	19,037

Real estate owned expense, net	(15)	11	81	153
Provision for losses on other real estate owned	—	40	1,000	370
Gain on sale of other real estate owned, net	(315)	—	(354)	(329)

Total real estate owned expense, net	(330)	51	727	194

Total non-interest expense	10,158	8,968	22,567	19,231

Income before provision for income taxes and minority interest in income of subsidiary	9,308	10,461	31,828	33,326
Minority interest in income of subsidiary	—	1,446	—	2,966

Income before provision for income taxes	9,306	9,015	31,828	30,360
Provision for income taxes	3,676	3,525	12,414	11,849

NET INCOME	$5,630	$5,490	$19,414	$18,511

BASIC EARNINGS PER SHARE	$0.91	$0.91	$3.12	$3.08

DILUTED EARNINGS PER SHARE	$0.86	$0.85	$2.93	$2.86

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2004	2003
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$19,414	$18,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	985	742
Amortization of premium on purchased loans	1,101	1,355
Accretion of deferred loan origination fees, net of costs	(1,143)	(1,506)
Provision for loan losses	2,350	6,350
Provision for losses on other real estate owned	1,000	370
Premium on sale of RAL loans, net	(9,284)	(8,983)
Other, net	(759)	(72)
Decrease in interest receivable	647	1,362
Decrease (increase) in other assets	3,352	(8,351)
Increase in accounts payable and other liabilities	17,541	32,043

Net cash provided by operating activities	35,204	41,821

Cash Flows From Investing Activities:
Purchases of investment securities available for sale	(13,985)	(20,210)
Proceeds from the maturity and calls of investment securities available for sale	10,639	33,277
Sale of stock in Federal Home Loan Bank	295	4,892
Purchase of loans	—	(3,259)
Origination of RAL loans	(12,949,433)	(11,781,453)
Proceeds from the participation in RAL loans	12,956,989	11,788,840
(Increase) decrease in loans, net	(75,356)	89,618
Repayment of real estate loans held in trust	18,331	24,985
Proceeds from sale of other real estate owned	7,314	4,695
Other investing activities, net	(1,483)	(1,598)

Net cash (used in) provided by investing activities	(46,689)	139,787

Cash Flows From Financing Activities:
Proceeds from exercise of employee stock options	1,456	214
Cash paid to acquire treasury stock	(5,590)	—
Principal payments on collateralized mortgage obligations	(15,870)	(25,809)
Increase (decrease) in deposit accounts	28,078	(92,872)
Net proceeds (repayments of) short-term borrowings from Federal Home Loan Bank	66,000	(104,400)
Proceeds from long-term borrowings from Federal Home Loan Bank	10,000	16,000
Repayments from long-term borrowings from Federal Home Loan Bank	(55,600)	(2,450)

Net cash provided by (used in) financing activities	28,474	(209,317)

Net increase (decrease) in cash and cash equivalents	16,989	(27,709)
Cash and cash equivalents at beginning of period	178,318	160,848

Cash and cash equivalents at end of period	$195,307	$133,139

Supplemental Cash Flow Information:
Cash paid during the period for interest	$17,857	$16,975
Cash paid during the period for income taxes	$4,600	$12,410
Non-Cash Investing Transactions:
Loans transferred to other real estate owned	$1,897	$9,028

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

     On December 31, 2003, the Company adopted FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities having certain characteristics. In connection with the Company’s adoption of FIN 46, ITLA Capital Statutory Trust I (“Trust I”), ITLA Capital Statutory Trust II (“Trust II”), ITLA Capital Statutory Trust III (“Trust III”), ITLA Capital Statutory Trust IV (“Trust IV”), and ITLA Capital Statutory Trust V (“Trust V”), collectively referred to as the “Trusts”, were no longer consolidated as of December 31, 2003. The result of the deconsolidation was to recognize the Company’s investment in the Trusts in other assets, and to recognize the subordinated debentures issued by the Company to the Trusts as liabilities. Accordingly, effective January 1, 2004, the Company recognized interest expense on the subordinated debentures in the consolidated statements of income. Prior to FIN 46, the Company consolidated the Trusts and reported the trust preferred securities issued by the Trusts in the mezzanine section of the Company’s consolidated balance sheets and recognized the proportionate share of income attributable to the preferred shareholders as minority interest in income of subsidiary in the consolidated statements of income. The trust preferred securities currently qualify as Tier 1 capital for ITLA Capital under Federal Reserve Board guidelines. As a result of the issuance of FIN 46, the Federal Reserve Board proposed a rule on May 6, 2004 related to the qualification of the trust preferred securities as Tier 1 capital. Under the proposed rule, the Company’s trust preferred securities would still qualify as Tier 1 capital. As of June 30, 2004, the Company would meet all requirements to maintain its well capitalized designation under applicable regulatory guidelines regardless of the inclusion of the trust preferred securities in Tier 1 capital. Financial information prior to the adoption of FIN 46 has not been restated.

     All intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain amounts in prior periods have been reclassified to conform to the presentation in the current period. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations for the remainder of the year.

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

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income, as reported	$5,630	$5,490	$19,414	$18,511
Less: Stock-based employee compensation expense determined under the fair value method, net of tax	337	348	674	631

Pro forma net income	$5,023	$5,142	$18,740	$17,880

Earnings per share:
Basic – as reported	$0.91	$0.91	$3.12	$3.08
Basic – pro forma	0.81	0.83	3.00	2.97
Diluted – as reported	0.86	0.85	2.93	2.86
Diluted – pro forma	0.76	0.78	2.81	2.77

     The fair value of each option grant was estimated on the date of grant using an option pricing model with the following weighted-average assumptions for option grants:

	Weighted-Average Assumptions for
	Option Grants
	2004	2003
Dividend Yield	0.00%	0.00%
Expected Volatility	38.04%	34.47%
Risk-Free Interest Rates	4.28%	4.17%
Expected Lives	Seven Years	Seven Years
Weighted-Average Fair Value	$12.37	$11.36

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

     The following is a reconciliation of the calculation of Basic EPS and Diluted EPS:

		Weighted-	Per
		Average Shares	Share
	Net Income	Outstanding	Amount
	(in thousands, except per share data)
For the Three Months Ended June 30,
2004
Basic EPS	$5,630	6,207	$0.91
Effect of dilutive stock options	—	372	(0.05)

Diluted EPS	$5,630	6,579	$0.86

2003
Basic EPS	$5,490	6,016	$0.91
Effect of dilutive stock options	—	476	(0.06)

Diluted EPS	$5,490	6,492	$0.85

For the Six Months Ended June 30,
2004
Basic EPS	$19,414	6,224	$3.12
Effect of dilutive stock options	—	402	(0.19)

Diluted EPS	$19,414	6,626	$2.93

2003
Basic EPS	$18,511	6,013	$3.08
Effect of dilutive stock options	—	453	(0.22)

Diluted EPS	$18,511	6,466	$2.86

NOTE 4 – COMPREHENSIVE INCOME

     Comprehensive income, which encompasses net income and the net change in unrealized gains (losses) on investment securities available for sale, is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(in thousands)
Net Income	$5,630	$5,490	$19,414	$18,511
Other comprehensive loss:
Change in unrealized loss on investment securities available for sale, net of tax benefit of $(239) and $(51) for the three months ended June 30, 2004 and 2003, and net of tax benefit of $(161) and $(127) for the six months ended June 30, 2004 and 2003, respectively.	(359)	(79)	(242)	(199)

Comprehensive income	$5,271	$5,411	$19,172	$18,312

NOTE 5 – IMPAIRED LOANS RECEIVABLE

     As of June 30, 2004 and December 31, 2003, the recorded investment in impaired loans (including impaired real estate loans held in trust) was $18.5 million and $13.1 million, respectively. The average recorded investment in impaired loans was $18.8 million and $17.2 million, respectively, for the three and six months ended June 30, 2004 and $12.1 million and $14.6 million, respectively, for the same periods last year. Interest income recognized on impaired loans totaled $140,000 and $370,000 for the three and six months ended June 30, 2004 as compared to $116,000 and $257,000 for the same periods last year.

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

     During the six months ended June 30, 2004 and 2003, the Company recognized an other than temporary impairment of $500,000 in connection with its residual interest. Impairments that are deemed to be other than temporary are charged to income as other expense. In evaluating impairments as other than temporary the Company considers credit risk, as well as the magnitude and trend of default rates and prepayment speeds of the underlying residential loans.

     At June 30, 2004 and December 31, 2003, key economic assumptions and the sensitivity of the current fair value of the residual interest based on projected cash flows to immediate adverse changes in those assumptions are as follows:

	June 30,	December 31,
Dollars in thousands	2004	2003

Fair value of retained interest	$5,368	$5,368
Weighted average life (in years) – securities	0.98	1.00
Weighted average life (in years) – residual interest	3.83	4.47
Weighted average annual prepayment speed	35.0%	35.0%
Impact of 10% adverse change	$(166)	$(67)
Impact of 25% adverse change	$(435)	$(120)
Weighted average annual discount rate	15.0%	15.0%
Impact of 10% adverse change	$(272)	$(313)
Impact of 25% adverse change	$(650)	$(753)
Weighted average lifetime credit losses	3.3%	3.3%
Impact of 10% adverse change	$(171)	$(147)
Impact of 25% adverse change	$(428)	$(367)

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

     American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree’s allowance for loan losses is typically added to the acquirer’s allowance for loan losses. SOP 03-3 is effective for loans and debt securities acquired by the Company beginning January 1, 2005. The adoption of this new standard is not expected to have a material impact on the Company’s financial statements.

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

	Lending
	Operations	All Other	Eliminations	Consolidated
		(in thousands)
For the three months ended June 30,
2004
Revenues from external customers	$29,155	$327	$—	$29,482
Total interest income	28,185	327	(324)	28,188
Total interest expense	7,641	1,502	(324)	8,819
Net income	$7,008	$(1,378)	$—	$5,630
2003
Revenues from external customers	$28,821	$343	$—	$29,164
Total interest income	27,774	1,771	(1,634)	27,911
Total interest expense	8,001	1,506	(1,634)	7,873
Net income	$7,019	$(1,529)	$—	$5,490
For the six months ended June 30,
2004
Revenues from external customers	$74,566	$641	$—	$75,207
Total interest income	60,151	641	(521)	60,271
Total interest expense	15,322	3,164	(521)	17,965
Net income	$22,670	$(3,256)	$—	$19,414
2003
Revenues from external customers	$75,030	$444	$—	$75,474
Total interest income	61,400	3,372	(3,337)	61,435
Total interest expense	16,595	3,048	(3,337)	16,306
Net income	$22,334	$(3,823)	$—	$18,511

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis is intended to identify the major factors that affected the financial condition and results of operations for the three and six months ended June 30, 2004.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Executive Summary

     Consolidated net income was $5.6 million and $5.5 million for the three months ended June 30, 2004 and 2003, respectively. Diluted EPS was $0.86 for the three months ended June 30, 2004 compared to $0.85 for the same period last year. The increase in net income was primarily due to the increase in net interest income after provision for loan losses, partially offset by an increase in non-interest expense.

     Net interest income before provision for loan losses decreased from the prior year period primarily as a result of the increase in interest expense, which, pursuant to the adoption of FIN 46, required the inclusion of the interest payments on the junior subordinated debentures related to the Company’s trust preferred securities, and the decrease in net interest income earned by the REIT.

     The return on average assets was 1.30% for the three months ended June 30, 2004 compared to 1.38% for the same period last year. The return on average shareholders’ equity was 11.23% for the three months ended June 30, 2004, compared 12.68% for the same period last year.

     Total loan production was $258.1 million for the quarter ended June 30, 2004 compared to $144.0 million for the same period last year. Loan production during the current quarter consisted of originations of $156.0 million of commercial real estate loans, $55.8 million of Imperial Capital Express (“ICE”) small balance multi-family loans, $21.6 million of film finance loans and $24.7 million of franchise loans. Loan production for the same period last year consisted of originations of $93.0 million of commercial real estate loans, $31.4 million of ICE small balance multi-family loans, $9.1 million of film finance loans and $10.5 million of franchise loans.

     Substantially all refund anticipation loans (“RAL”) originated during the quarter were sold to Household International, Inc. (“Household”), a wholly-owned subsidiary of HSBC Holdings plc (“HSBC”). At June 30, 2004, and 2003 the Company held $1.7 million and $1.1 million, respectively, in RAL participation interests. Because the origination of loans under the RAL program results from the filing of individual income tax returns, transaction activity is concentrated most heavily during the tax season. This results in the Company earning most of its RAL program income in the first quarter of the year. We expect that our financial results for the remaining quarters of 2004 will not be significantly impacted by the RAL program due to the seasonal nature of the business. On June 24, 2004, the Company announced that it received final confirmation that Household and its affiliates would, effective this year, terminate their RAL and private label credit card programs with the Bank. Pursuant to the agreement, this termination comes without penalty to Household.

Net Interest Income and Margin

     The following table presents, for the three months ended June 30, 2004 and 2003, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

	For the Three Months Ended June 30,
	2004			2003
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Cash and investments	$150,621	$968	2.58%	$203,187	$994	1.96%
Loans receivable:
Loans	1,507,288	26,424	7.05%	1,266,690	25,461	8.06%
Real estate loans held in trust	53,092	796	6.03%	107,146	1,456	5.45%

Total loans receivable	1,560,380	27,220	7.02%	1,373,836	26,917	7.86%

Total interest-earning assets	1,711,001	$28,188	6.63%	1,577,023	$27,911	7.10%

Non-interest-earning assets	60,211			64,702
Allowance for loan losses	(35,291)			(32,887)

Total assets	$1,735,921			$1,608,838

Liabilities and Shareholders’ Equity
Deposit accounts:
Savings and passbook accounts	$132,836	$537	1.63%	$160,195	$599	1.50%
Demand accounts	97,729	368	1.51%	8,081	21	1.04%
Time certificates	986,730	5,580	2.27%	844,830	5,669	2.69%

Total deposit accounts	1,217,295	6,485	2.14%	1,013,106	6,289	2.49%
Collateralized mortgage obligations	1,393	9	2.60%	55,988	291	2.08%
FHLB advances	128,508	824	2.58%	168,698	1,293	3.07%
Junior subordinated debentures	86,600	1,501	6.97%	—	—	—

Total interest-bearing liabilities	1,433,796	$8,819	2.47%	1,237,792	$7,873	2.55%

Non-interest-bearing liabilities	100,551			115,689
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures	—			81,698
Shareholders’ equity	201,574			173,659

Total liabilities and shareholders’ equity	$1,735,921			$1,608,838

Net interest spread			4.16%			4.55%

Net interest income before provision for loan losses		$19,369			$20,038

Net interest margin			4.55%			5.10%

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

		For the Three Months Ended
		June 30, 2004 and 2003
	Increase (Decrease) Due to:
	Rate	Volume	Total
		(In thousands)
Interest and fees earned from:
Cash and investment securities	$312	$(338)	$(26)
Loans	(3,136)	4,099	963
Real estate loans held in trust	154	(814)	(660)

Total increase (decrease) in interest income	(2,670)	2,947	277

Interest paid on:
Deposit accounts	(737)	933	196
Collateralized mortgage obligations	(1,100)	818	(282)
FHLB advances	40	(509)	(469)
Junior subordinated debentures	666	835	1,501

Total increase (decrease) in interest expense	(1,131)	2,077	946

Increase (decrease) in net interest income	$(1,539)	$870	$(669)

     Total interest income increased $277,000 to $28.2 million in the second quarter of 2004 as compared to $27.9 million for the same period last year. The increase in interest income was primarily attributable to an increase of $134.0 million in average interest earning assets, partially offset by a decrease of 47 basis points in the average yield earned on interest earning assets due to lower market interest rates.

     The average balance of loans held by the Bank was $1.5 billion and $1.3 billion for the three months ended June 30, 2004 and 2003, respectively. Loans secured by income producing properties and construction loans had an average balance of $1.3 billion during the quarter ended June 30, 2004 compared to $1.1 billion during the same period last year. The average balance of franchise loans was $125.1 million and $55.3 million during the quarters ended June 30, 2004 and 2003, respectively. The average balance of film finance loans was $95.2 million and $107.7 million during the quarters ended June 30, 2004 and 2003, respectively.

     The average balance of real estate loans held in trust decreased to $53.1 million for the three months ended June 30, 2004 as compared to $107.1 million for the same period last year. This decrease was due to loan prepayments and principal amortization.

     The average balance of cash and investments decreased to $150.6 million in the second quarter of 2004 compared to $203.2 million during the same period last year. The decrease in average cash and investments was attributable to a decline in liquidity maintained in connection with the Bank’s RAL program during the quarter ended June 30, 2004. The increase in the average yield earned on cash and investments from 1.96% during the second quarter of 2003 to 2.58% during the second quarter of 2004 was primarily caused by the decline in the average daily cash and cash equivalents balance maintained. Cash and cash equivalents are typically invested in short-term or overnight investments, which yield relatively low rates of return.

     The average yield earned on total loans decreased to 7.02% in the quarter ended June 30, 2004 as compared to 7.86% in the same period last year. The decline in our yield was primarily caused by higher yielding loans being repaid and replaced by new loan production at lower current market interest rates. Our commercial real estate loan portfolio is primarily comprised of adjustable rate mortgages indexed to six month LIBOR. Approximately 95.9% of our real estate loans (including real estate loans held in trust) were adjustable rate mortgages at June 30, 2004. These adjustable rate mortgages generally reprice on a quarterly basis. At June 30, 2004, approximately $1.3 billion or 89.6% of our real estate loans contained interest rate floors, below which the loans’ contractual interest rate may not adjust. At June 30, 2004, the weighted average floor interest rate of these loans was 6.6%. At that date, approximately $1.2 billion or 87.8% of those loans were at the floor interest rate, approximately $162.0 million or 11.7% were within 50 basis points of their floor interest rate, and approximately $0.5 million or 0.1% were greater than 50 but less than 100 basis points from their floor interest rate.

     Total interest expense increased by $946,000 to $8.8 million in the second quarter of 2004, compared to $7.9 million for the same period last year. This increase was attributable to the adoption of FIN 46, which required that beginning January 1, 2004, the Company recognize interest expense incurred on its junior subordinated debentures issued to the Trusts in the consolidated statements of income. For the three months ended June 30, 2004, the junior subordinated debentures had an average balance of $86.6 million and an average rate of 6.97%.

     Excluding the impact of the adoption of FIN 46, interest expense decreased by $555,000 as compared to the same period last year. This decrease was primarily caused by the lower average balance on our Collateralized Mortgage Obligations (“CMOs”) and Federal Home Loan Bank (“FHLB”) advances, as well as higher interest bearing FHLB advances maturing and being replaced with new advances at lower current market rates. The decline in interest expense was also affected by deposit accounts repricing to lower current market interest rates, partially offset by an increase in the average balance during the period.

     Our average cost of funds decreased to 2.47% during the three month period ended June 30, 2004, compared to 2.55% for the same period last year. This decrease in funding costs was due primarily to lower rates being paid on our deposit accounts as a result of the general decline in market interest rates, and FHLB advances maturing and being replaced with new advances at lower current market rates. The average rate paid on deposit accounts was 2.14% during the three months ended June 30, 2004 as compared to 2.49% for the same period last year. The average rate paid on FHLB advances was 2.58% during the three months ended June 30, 2004 compared to 3.07% for the same period last year. The average balance of deposit accounts increased $204.2 million to $1.2 billion for the three months ended June 30, 2004 as compared to $1.0 billion for the same period last year. The average balance of our CMOs was $1.4 million during the second quarter of 2004, compared to $56.0 million for the same period last year reflecting the decline in the related real estate loans held in trust due to loan prepayments and principal amortization. FHLB advances averaged $128.5 million in the current quarter, compared to $168.7 million for the same period last year.

     Net interest margin decreased to 4.55% for the three months ended June 30, 2004 as compared to 5.10% for the same period last year primarily due to increased interest expense resulting from the adoption of FIN 46 and higher yielding loans within the Bank’s loan portfolio being repaid and replaced by new loan production at lower current market rates.

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

     Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of nonperforming assets. Management believes that the allowance for loan losses as of June 30, 2004 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by the Bank’s regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

     The consolidated provision for loan losses totaled $1.0 million for the second quarter of 2004, compared to $1.9 million for the same period last year. The current period provision for loan losses was recorded based on an analysis of the factors referred to above. The provision for loan losses for the same period last year was also recorded based on an analysis of the factors referred to above and the declining valuation of certain non-performing loans and other loans of concern as of June 30, 2003. The allowance for loan losses was 2.25% of total loans and real estate loans held in trust at June 30, 2004 as compared to 2.17% at December 31, 2003. During the quarter ended June 30, 2004, we had net loan recoveries of $41,000 as compared to net loan charge-offs of $818,000 during the same period last year. See also – “Financial Condition – Credit Risk”.

Non-Interest Income

     Non-interest income decreased to $1.0 million for the three months ended June 30, 2004, compared to $1.2 million for the same period last year. Substantially all of the non-interest income earned during the current and prior year period related to the RAL program. As a result of Household’s termination of its RAL program with the Bank discussed above (see “-Executive Summary”), the Company expects that its non-interest income will decrease significantly in future periods.

Non-Interest Expense

     Non-interest expense totaled $10.2 million for the three months ended June 30, 2004, compared to $9.0 million for the same period last year. The increase was primarily caused by our continued expansion of ICE, the Bank’s small balance real estate lending platform. During the year, nine ICE lending offices were opened throughout the East Coast. Our efficiency ratio (defined as recurring general and administrative expenses as a percentage of net revenue) was 51.4 percent in the second quarter of 2004 as compared to 41.9 percent for the same period in 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Executive Summary

     Consolidated net income totaled $19.4 million for the six months ended June 30, 2004 compared to $18.5 million for the same period last year. The increase in net income was primarily due to increases in net interest income after provision for loan losses and non-interest income, partially offset by an increase in non-interest expense. Diluted EPS was $2.93 for the six months ended June 30, 2004, compared to $2.86 for the same period last year.

     Net interest income before provision for loan losses decreased from the prior year period primarily as a result of the increase in interest expense, which, pursuant to the adoption of FIN 46, required the inclusion of the interest payments on the junior subordinated debentures related to the Company’s trust preferred securities, and the decrease in net interest income earned by the REIT.

     The return on average assets was 1.79% for the six months ended June 30, 2004, compared to 1.83% for the same period last year. The return on average shareholders’ equity was 19.61% for the six months ended June 30, 2004, compared to 21.95% for the same period last year.

     Total loan production was $413.2 million for the six months ended June 30, 2004, compared to $245.7 million for the same period last year. During the current six-month period, the Bank originated $236.0 million of commercial real estate loans, $94.0 million of ICE small balance multi-family real estate loans, $42.0 million of film finance loan and $41.2 million of franchise loans. Loan production for the same period last year consisted of $150.7 million of commercial real estate loans, $58.3 million of ICE small balance multi-family real estate loans, $24.4 million of film finance loans and $12.3 million of franchise loans.

Net Interest Income and Margin

     The following table presents, for the six months ended June 30, 2004 and 2003, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

	For the Six Months Ended June 30,
	2004			2003
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Cash and investments	$530,326	$3,411	1.29%	$492,306	$3,731	1.53%
Loans receivable:
Loans	1,492,503	55,338	7.46%	1,314,484	54,075	8.30%
Real estate loans held in trust	57,630	1,522	5.31%	112,076	3,629	6.53%

Total loans receivable	1,550,133	56,860	7.38%	1,426,560	57,704	8.16%

Total interest-earning assets	2,080,459	$60,271	5.83%	1,918,866	$61,435	6.46%

Non-interest-earning assets	138,519			132,926
Allowance for loan losses	(34,728)			(33,518)

Total assets	$2,184,250			$2,018,274

Liabilities and Shareholders’ Equity
Deposit accounts:
Savings and passbook accounts	$139,150	$1,135	1.64%	$156,489	$1,260	1.62%
Demand accounts	81,717	615	1.51%	7,360	38	1.04%
Time certificates	983,745	11,249	2.30%	857,743	11,839	2.78%

Total deposit accounts	1,204,612	12,999	2.17%	1,021,592	13,137	2.59%
Collateralized mortgage obligations	5,777	71	2.47%	57,933	681	2.37%
FHLB advances	138,094	1,905	2.77%	167,667	2,488	2.99%
Junior subordinated debentures	86,600	2,990	6.94%	—	—	—

Total interest-bearing liabilities	1,435,084	$17,965	2.52%	1,247,192	$16,306	2.64%

Non-interest-bearing liabilities	550,030			519,342
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures	—			81,663
Shareholders’ equity	199,136			170,077

Total liabilities and shareholders’ equity	$2,184,250			$2,018,274

Net interest spread			3.31%			3.82%

Net interest income before provision for loan losses		$42,306			$45,129

Net interest margin			4.09%			4.74%

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

	For the Six Months Ended
	June 30, 2004 and 2003
	Increase (Decrease) Due to:
	Rate	Volume	Total
		(In thousands)
Interest and fees earned from:
Cash and investment securities	$(571)	$251	$(320)
Loans	(3,600)	4,863	1,263
Real estate loans held in trust	(676)	(1,431)	(2,107)

Total increase (decrease) in interest income	(4,847)	3,683	(1,164)

Interest paid on:
Deposit accounts:	(2,123)	1,985	(138)
Collateralized mortgage obligations	29	(639)	(610)
FHLB advances	(181)	(402)	(583)
Junior subordinated debentures	—	2,990	2,990

Total increase (decrease) in interest expense	(2,275)	3,934	1,659

Increase in net interest income	$(2,572)	$(251)	$(2,823)

     Total interest income decreased $1.2 million to $60.3 million in the six months ended June 30, 2004, as compared to $61.4 million for the same period last year. The decrease in interest income was primarily attributable to the decrease of 63 basis points in the average yield earned on interest earning assets reflecting lower market interest rates, partially offset by an increase of $161.6 million of interest earning assets.

     The average balance of loans held by the Bank was $1.5 billion and $1.3 billion for the six months ended June 30, 2004 and 2003, respectively. Loans secured by income producing properties and construction loans increased to $1.3 billion for the six month period ended June 30, 2004, from $1.1 billion during same period last year. The average balance of franchise loans was $115.4 million and $56.0 million during the six months ended June 30, 2004 and 2003, respectively. The average balance of film finance loans was $96.4 million and $111.3 million, respectively during the six months ended June 30, 2004 and 2003.

     The average balance of real estate loans held in trust decreased to $57.6 million for the six months ended June 30, 2004 as compared to $112.1 million for the same period last year. This decrease was due to loan prepayments and principal amortization.

     The average balance of our cash and investments increased to $530.3 million for the six months ended June 30, 2004 compared to $492.3 million during the same period last year. The increase in our average cash and investments was attributable to the increased liquidity maintained in connection with the RAL program. The decline in the average yield earned on cash and investments from 1.53% during the six months ended June 30, 2003 to 1.29% during the same period in 2004 was caused by lower yields earned on short-term and overnight investments as a result of a general decline in market interest rates during the year. A significant portion of the Company’s excess liquidity maintained during the six months ended June 30, 2004 was invested in overnight investments, which yielded lower returns during the current year as compared to the same period last year.

     The average yield earned on loans decreased 78 basis points to 7.38% for the six months ended June 30, 2004 as compared to 8.16% in the same period last year. The decrease in the yield on loans was primarily due to the origination and repricing of variable rate loans at lower interest rates resulting from the continuation of the relatively low interest rate environment. Our commercial real estate loan portfolio is primarily comprised of adjustable rate mortgages indexed to the six month LIBOR.

     Total interest expense increased by $1.7 million to $18.0 million for the six months ended June 30, 2004, compared to $16.3 million for the same period last year. This increase was attributable to the adoption of FIN 46, which required that beginning January 1, 2004, the Company recognize interest expense incurred on its junior subordinated debentures issued to the Trusts in the consolidated statements of income. For the six months ended June 30, 2004, the junior subordinated debentures had an average balance of $86.6 million and an average cost of funds of 6.94%.

     Excluding the impact of the adoption of FIN 46, interest expense decreased by $1.3 million as compared to the same period last year. This decrease was primarily caused by the lower average balance on our CMOs and FHLB advances, as well as higher interest bearing FHLB advances maturing and being replaced with new advances at lower current market rates. The decline in interest expense was also affected by deposit accounts repricing to lower current market interest rates, partially offset by an increase in the average balance during the period.

     Our average cost of funds decreased to 2.52% during the six months ended June 30, 2004, compared to 2.64% for the same period last year. This decrease in funding costs was due primarily to a general decline in market interest rates, resulting in lower rates being paid on our deposit accounts compared to the same period last year, as well as FHLB advances maturing and being replaced with new advances at lower current market rates. This decrease was partially offset by the average cost of funds of the junior subordinated debentures of 6.94%. The average rate paid on deposit accounts was 2.17% during the six months ended June 30, 2004 compared to 2.59% for the same period last year. The average rate paid on the FHLB advances was 2.77% during the six months ended June 30, 2004 compared to 2.99% for the same period last year. The average balance of deposit accounts increased $183.0 million to $1.2 billion for the six months ended June 30, 2004, compared to $1.0 billion for the same period last year. The average balance of our CMOs was $5.8 million during the six months ended June 30, 2004, compared to $57.9 million for the same period last year. FHLB advances averaged $138.1 million for the six months ended June 30, 2004, compared to $167.7 million for the same period last year.

     Net interest margin decreased to 4.09% for the six months ended June 30, 2004 as compared to 4.74% for the same period last year. This decrease was primarily due to the increased interest expense resulting from the adoption of FIN 46 and the 63 basis point decrease in the average yield earned on interest-earning assets as a result higher yielding loans being repaid and replaced with new loan production at lower current market rates.

Provision for Loan Losses

     The consolidated provision for loan losses totaled $2.4 million for the six months ended June 30, 2004, compared to $6.4 million for the same period last year. The current period provision for loan losses was recorded to provide for reserves based on an analysis of the factors referred to previously. The prior period provision for loan losses was recorded based on the same factors referred to previously, as well as the declining valuation of certain nonperforming loans and other loans of concern, and for specific charge-offs experienced through the six months ended June 30, 2003. During the six months ended June 30, 2004, the Company had net loan recoveries of $125,000, compared to net loan charge-offs of $5.8 million for the same period last year. The charge-offs during 2003 related primarily to one commercial real estate loan.

Non-interest Income

     Non-interest income totaled $14.4 million for the six months ended June 30, 2004, compared to $13.8 million for the same period last year. Substantially all of the non-interest income earned during the current and prior period was due to income earned in connection with the RAL program. As a result of Household’s termination of its RAL program with the Bank discussed above (see “-Executive Summary”), the Company expects that its non-interest income will decrease significantly in future periods.

Non-interest Expense

     Non-interest expense totaled $22.6 million for the six months ended June 30, 2004, compared to $19.2 million for the same period last year. General and administrative expenses totaled $21.8 million during the six months ended June 30, 2004, compared to $19.0 million for the same period last year. The increase in general and administrative expenses was primarily due to the costs incurred in connection with the expansion of our ICE lending platform. During the current year, the Bank’s opened nine ICE lending offices located throughout the East Coast. The Company’s efficiency ratio (defined as recurring general and administrative expenses as percentage of net revenue) was 38.49 percent for the six months ended June 30, 2004, compared to 32.32 percent for the same period in 2003.

FINANCIAL CONDITION

     Total assets increased to $1.9 billion at June 30, 2004 as compared to $1.8 billion at December 31, 2003. At June 30, 2004, loans, net totaled $1.6 billion, including approximately $1.3 billion of commercial real estate loans, $132.0 million of franchise loans and $100.7 million of film finance loans. During the six months ended June 30, 2004, the Bank’s loan portfolio increased $73.6 million and the REIT’s portfolio decreased $19.0 million. The decrease in the REIT’s loan portfolio reflects loan prepayments and principal amortization experienced during the six months ended June 30, 2004. Additionally, cash and cash equivalents increased $17.0 million primarily as a result of increased liquidity caused by the RAL program. Total deposit accounts increased to $1.2 billion at June 30, 2004 from $1.1 billion at December 31, 2003.

FHLB advances increased $20.4 million to $382.5 million at June 30, 2004, compared to $362.1 million at December 31, 2003. Management believes that a significant portion of deposits will remain with us upon maturity based on our historical experience regarding retention of deposits. CMOs decreased from $15.9 million at December 31, 2003 to none at June 30, 2004 reflecting the decline in real estate loans held in trust. Accounts payable and other liabilities increased $17.5 million primarily as a result of outstanding checks and other liabilities related to the RAL program.

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

     During each of the six months ended June 30, 2004 and 2003, we recognized an other than temporary impairment of $500,000 in connection with our residual interest. Impairments that are deemed to be other than temporary are charged to income, as other expense. In evaluating impairments as other than temporary we consider credit risk, as well as the magnitude and trend of default rates and prepayment speeds of the underlying residential loans.

     At June 30, 2004 and December 31, 2003, key economic assumptions and the sensitivity of the current fair value of the residual interest based on projected cash flows to immediate adverse changes in those assumptions is as follows:

	June 30, 2004	December 31, 2003
Dollars in thousands
Fair value of retained interest	$5,368	$5,368
Weighted average life (in years) – securities	0.98	1.00
Weighted average life (in years) – residual interest	3.83	4.47
Weighted average annual prepayment speed	35.0%	35.0%
Impact of 10% adverse change	$(166)	$(67)
Impact of 25% adverse change	$(435)	$(120)
Weighted average annual discount rate	15.0%	15.0%
Impact of 10% adverse change	$(272)	$(313)
Impact of 25% adverse change	$(650)	$(753)
Weighted average lifetime credit losses	3.3%	3.3%
Impact of 10% adverse change	$(171)	$(147)
Impact of 25% adverse change	$(428)	$(367)

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

CREDIT RISK

Nonperforming Assets, Other Loans of Concern and Allowance for Loan Losses

     The following table sets forth our nonperforming assets by category and troubled debt restructurings as of the dates indicated.

	June 30,	December 31,
	2004	2003
	(dollars in thousands)
Nonaccrual loans:
Real estate	$3,959	$4,686
Franchise	3,959	799
Film finance	6,465	3,030

Total nonaccrual loans	14,383	8,515
Other real estate owned, net	985	7,048

Total nonperforming assets	15,368	15,563
Performing troubled debt restructurings	2,688	4,709

	$18,056	$20,272

Nonaccrual loans to total loans and real estate loans held in trust	0.90%	0.55%
Allowance for loan losses to nonaccrual loans	249.43%	392.26%
Nonperforming assets to total assets	0.82%	0.86%

     At June 30, 2004, other real estate owned consisted of two properties totaling $985,000. Management periodically evaluates the estimated fair value of its other real estate owned properties. During the six months ended June 30, 2004, we recorded a $1.0 million impairment reserve related to the value of one other real estate owned property.

     As of June 30, 2004 and December 31, 2003, other loans of concern totaled $28.9 million and $31.3 million, respectively. Other loans of concern consist of loans with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category. The decrease in other loans of concern for the six months ended June 30, 2004 was primarily due to $6.0 million of loans being paid-off, $5.3 million of loans migrating to nonaccrual status, $1.7 million of loans being upgraded and $882,000 of loans being transferred to other real estate owned, partially offset by $11.6 million of new other loans of concern.

     The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

	For the Six	For the Year
	Months Ended	Ended
	June 30,	December 31,
	2004	2003
	(dollars in thousands)
Balance at beginning of period	$33,401	$33,009
Provision for loan losses	2,350	7,760
Charge-offs	—	(7,447)
Recoveries	125	79

Net recoveries (charge-offs)	125	(7,368)

Balance at end of period	$35,876	$33,401

Allowance for loan losses as a percentage of loans and loans held in trust, net	2.25%	2.17%

Liquidity

     Liquidity refers to our ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans. We maintain a cash and investment securities portfolio designed to satisfy operating liquidity requirements while preserving capital and maximizing yield. As of June 30, 2004, we held $195.3 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $55.9 million of investment securities classified as available for sale.

     Short-term fixed income investments classified as cash equivalents consisted of interest-bearing deposits at financial institutions, government money market funds and short-term government agency securities, while investment securities available for sale consisted primarily of fixed income instruments, which were rated “AAA”, or equivalent by nationally recognized rating agencies. In addition, our liquidity position is supported by a credit facility with the Federal Home Loan Bank of San Francisco. As of June 30, 2004, we had remaining available borrowing capacity under this credit facility of $205.3 million, net of the $10.8 million of additional Federal Home Loan Bank stock that we would be required to purchase to support those additional borrowings, $30.0 million of unused federal funds credit facilities under established lines of credit with two banks, and a $25.0 million revolving credit facility with a bank.

Capital Resources

     The Company, the Bank’s holding company, had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at June 30, 2004 of 15.31%, 15.92% and 18.24%, respectively, which represents $178.6 million, $165.3 million and $137.3 million, respectively, of capital in excess of the amount required to be “well capitalized” for bank holding company regulatory purposes. These ratios were 14.2%, 15.6% and 18.2% as of December 31, 2003, respectively.

     The Bank had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at June 30, 2004 of 13.95%, 14.41% and 15.68%, respectively, which represents $149.6 million, $136.2 million and $91.8 million, respectively, of capital in excess of the amount required to be “well capitalized” for regulatory purposes. These ratios were 13.2%, 14.3% and 15.6% as of December 31, 2003, respectively.

     At June 30, 2004, shareholders’ equity totaled $202.0 million, or 10.7 percent of total assets. Our book value per share of common stock was $34.11 as of June 30, 2004, as compared to $31.30 as of December 31, 2003, and $30.28 as of June 30, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in our annual report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of June 30, 2004 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     (b) Changes in Internal Control over Financial Reporting: During the quarter ended June 30, 2004, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     We are party to certain legal proceedings incidental to our business. Management believes that the outcome of such proceedings, in the aggregate, will not have a material effect on our financial condition or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

     The following table sets forth the repurchases of our common stock for the fiscal quarter ended June 30, 2004.

			Total Number of Shares
			Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet
	Total Number	Average	Announced	Be Purchased Under
	of Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs
April 1, 2004 to April 30, 2004	12,100	$47.78	12,100	121,676
May 1, 2004 to May 31, 2004	44,145	40.68	44,145	77,531
June 1, 2004 to June 30, 2004	21,700	40.33	21,700	55,831

Total	77,945	$41.69	77,945	55,831

     These repurchases were made under a program announced on December 21, 2001 for the repurchase of up to 5% of the outstanding shares.

Item 3 . Defaults Upon Senior Securities

     Not applicable.

Item 4 . Submission of Matters to a Vote of Security Holders

     None.

Item 5 . Other Information

     None.

Item 6 . Exhibits and Reports on Form 8-K

(a)	See exhibit index

(b)	During the second quarter of 2004, we filed or furnished the following reports on Form 8-K:

Item #	Item Description	Filing Date
5 & 7	Announcement of Annual Shareholders Meeting	April 21, 2004
Press Release
12	Earnings Press Release for the quarter ended	May 13, 2004
March 31, 2004
9	Materials Presented at an Industry Conference	June 4, 2004

Item #	Item Description	Filing Date
9	Amendment of Materials Presented at an Industry	June 23, 2004
Conference previously filed on Form 8-K on June
4, 2004
5 & 7	Press Release Announcing the termination of the	June 29, 2004
Refund Anticipation Loan and Private Label
Credit Card programs with Household
International, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITLA CAPITAL CORPORATION

Date: August 9, 2004	/s/ George W. Haligowski

George W. Haligowski Chairman of the Board, President and Chief Executive Officer

Date: August 9, 2004	/s/ Timothy M. Doyle

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