Form 10-Q
period 2004-09-30
ITLA CAPITAL CORP
filed 2004-11-09
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Number of shares of common stock of the registrant: 5,838,300 outstanding as of November 3, 2004.

ITLA CAPITAL CORPORATION
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

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

PART I – FINANCIAL INFORMATION

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2004	December 31,
	(unaudited)	2003
	(in thousands except share amounts)
Assets
Cash and cash equivalents	$66,461	$178,318
Investment securities available for sale, at fair value	64,421	53,093
Investment securities held to maturity, at amortized cost	198,028	—
Stock in Federal Home Loan Bank	23,008	17,966
Loans, net (net of allowance for loan losses of $33,655 and $31,573 as of September 30, 2004 and December 31, 2003, respectively)	1,583,657	1,436,849
Real estate loans held in trust, net (net of allowance for loan losses of $1,028 and $1,828 as of September 30, 2004 and December 31, 2003, respectively)	40,508	68,575
Interest receivable	8,994	8,958
Other real estate owned, net	—	7,048
Premises and equipment, net	6,250	5,766
Deferred income taxes	11,999	11,609
Goodwill	3,118	3,118
Other assets	23,392	26,915

Total assets	$2,029,836	$1,818,215

Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$1,236,059	$1,147,017
Federal Home Loan Bank advances	489,535	362,135
Collateralized mortgage obligations	—	15,868
Accounts payable and other liabilities	23,935	19,696
Junior subordinated debentures	86,600	86,600

Total liabilities	1,836,129	1,631,316

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 8,562,196 and 8,447,294 issued as of September 30, 2004 and December 31, 2003, respectively	64,161	61,704
Retained earnings	190,319	165,407
Accumulated other comprehensive income, net	233	155

	254,713	227,266
Less treasury stock, at cost 2,966,817 and 2,475,689 shares as of September 30, 2004 and December 31, 2003, respectively	(61,006)	(40,367)

Total shareholders’ equity	193,707	186,899

Total liabilities and shareholders’ equity	$2,029,836	$1,818,215

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands except per share amounts)
Interest income:
Loans, including fees	$27,983	$24,802	$83,321	$78,877
Real estate loans held in trust	543	1,407	2,065	5,036
Cash and investment securities	2,152	866	5,563	4,597

Total interest income	30,678	27,075	90,949	88,510

Interest expense:
Deposit accounts	6,632	5,544	19,631	18,681
Federal Home Loan Bank advances	2,343	1,367	4,248	3,855
Collateralized mortgage obligations	—	204	71	885
Junior subordinated debentures	1,569	—	4,559	—

Total interest expense	10,544	7,115	28,509	23,421

Net interest income before provision for loan losses	20,134	19,960	62,440	65,089
Provision for loan losses	1,100	750	3,450	7,100

Net interest income after provision for loan losses	19,034	19,210	58,990	57,989

Non-interest income:
Premium on sale of loans, net	—	—	9,284	8,983
Late and collection fees	74	61	259	192
Other	(239)	716	4,731	5,379

Total non-interest income	(165)	777	14,274	14,554

Non-interest expense:
Compensation and benefits	4,938	4,610	16,540	14,735
Occupancy and equipment	1,471	1,236	4,321	3,502
Other	3,472	3,112	10,860	9,755

Total general and administrative	9,881	8,958	31,721	27,992

Real estate owned expense, net	32	220	113	373
Provision for losses on other real estate owned	—	—	1,000	370
(Gain) loss on sale of other real estate owned, net	(61)	389	(415)	60

Total real estate owned expense, net	(29)	609	698	803

Total non-interest expense	9,852	9,567	32,419	28,795

Income before provision for income taxes and minority interest in income of subsidiary	9,017	10,420	40,845	43,748
Minority interest in income of subsidiary	—	1,540	—	4,506

Income before provision for income taxes	9,017	8,880	40,845	39,242
Provision for income taxes	3,519	3,473	15,933	15,324

NET INCOME	$5,498	$5,407	$24,912	$23,918

BASIC EARNINGS PER SHARE	$0.91	$0.90	$4.04	$3.97

DILUTED EARNINGS PER SHARE	$0.86	$0.83	$3.80	$3.69

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2004	2003
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$24,912	$23,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,510	1,119
Amortization of premium on purchased loans	1,637	1,549
Accretion of deferred loan origination fees, net of costs	(1,443)	(1,992)
Provision for loan losses	3,450	7,100
Provision for losses on other real estate owned	1,000	370
Premium on sale of RAL loans, net	(9,284)	(8,983)
Other, net	(799)	367
(Increase) decrease in interest receivable	(36)	827
Decrease (increase) in other assets	3,314	(8,283)
Increase in accounts payable and other liabilities	4,239	17,981

Net cash provided by operating activities	28,500	33,973

Cash Flows From Investing Activities:
Purchases of investment securities available for sale	(34,577)	(34,363)
Proceeds from the maturity and calls of investment securities available for sale	23,054	42,365
Purchases of investment securities held to maturity	(200,731)	—
Proceeds from the maturity and redemption of investment securities held to maturity	2,732	—
(Purchase) sale of stock in Federal Home Loan Bank	(4,457)	1,047
Purchase of loans	—	(54,040)
Origination of RAL loans	(12,949,433)	(11,387,171)
Proceeds from the participation in RAL loans	12,958,717	11,396,154
(Increase) decrease in loans, net	(152,072)	23,706
Repayment of real estate loans held in trust	27,832	35,543
Proceeds from sale of other real estate owned	8,318	6,471
Other investing activities, net	(1,994)	(1,793)

Net cash (used in) provided by investing activities	(322,611)	27,919

Cash Flows From Financing Activities:
Proceeds from exercise of employee stock options	2,319	599
Cash paid to acquire treasury stock	(20,639)	(1,720)
Principal payments on collateralized mortgage obligations	(15,868)	(36,584)
Increase (decrease) in deposit accounts	89,042	(78,493)
Net (repayments of) proceeds from short-term borrowings from Federal Home Loan Bank	(31,000)	3,000
Proceeds from long-term borrowings from Federal Home Loan Bank	214,000	16,000
Repayments from long-term borrowings from Federal Home Loan Bank	(55,600)	(39,950)

Net cash provided by (used in) financing activities	182,254	(137,148)

Net decrease in cash and cash equivalents	(111,857)	(72,256)
Cash and cash equivalents at beginning of period	178,318	160,848

Cash and cash equivalents at end of period	$66,461	$85,592

Supplemental Cash Flow Information:
Cash paid during the period for interest	$28,769	$28,116
Cash paid during the period for income taxes	$8,835	$16,260
Non-Cash Investing Transactions:
Loans transferred to other real estate owned	$1,855	$9,075

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

     The unaudited consolidated financial statements of ITLA Capital Corporation (the “Company”) included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the results of operations and financial position of the Company, as of and for the interim periods indicated. The unaudited consolidated financial statements include the accounts of ITLA Capital Corporation and its wholly-owned subsidiaries, Imperial Capital Bank (the “Bank”) and Imperial Capital Real Estate Investment Trust (“Imperial Capital REIT”).

     On December 31, 2003, the Company adopted FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities having certain characteristics. In connection with the Company’s adoption of FIN 46, ITLA Capital Statutory Trust I (“Trust I”), ITLA Capital Statutory Trust II (“Trust II”), ITLA Capital Statutory Trust III (“Trust III”), ITLA Capital Statutory Trust IV (“Trust IV”), and ITLA Capital Statutory Trust V (“Trust V”), collectively referred to as the “Trusts”, were no longer consolidated as of December 31, 2003. The result of the deconsolidation was to recognize the Company’s investment in the Trusts in other assets, and to recognize the subordinated debentures issued by the Company to the Trusts as liabilities. Accordingly, effective January 1, 2004, the Company recognized interest expense on the subordinated debentures in the consolidated statements of income. Prior to FIN 46, the Company consolidated the Trusts and reported the trust preferred securities issued by the Trusts in the mezzanine section of the Company’s consolidated balance sheets and recognized the proportionate share of income attributable to the preferred shareholders as minority interest in income of subsidiary in the consolidated statements of income. The trust preferred securities currently qualify as Tier 1 capital for the Company under Federal Reserve Board guidelines. As a result of the issuance of FIN 46, the Federal Reserve Board proposed a rule on May 6, 2004 related to the qualification of the trust preferred securities as Tier 1 capital. Under the proposed rule, the Company’s trust preferred securities would still qualify as Tier 1 capital. As of September 30, 2004, the Company would meet all requirements to maintain its well capitalized designation under applicable regulatory guidelines regardless of the inclusion of the trust preferred securities in Tier 1 capital. Financial information prior to the adoption of FIN 46 has not been restated.

     All intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain amounts in prior periods have been reclassified to conform to the presentation in the current period. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations for the remainder of the year.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income, as reported	$5,498	$5,407	$24,912	$23,918
Less: Stock-based employee compensation expense determined under the fair value method, net of tax	350	356	1,025	996

Pro forma net income	$5,148	$5,051	$23,887	$22,922

Earnings per share:
Basic – as reported	$0.91	$0.90	$4.04	$3.97
Basic – pro forma	0.85	0.84	3.87	3.81
Diluted – as reported	0.86	0.83	3.80	3.69
Diluted – pro forma	0.80	0.77	3.65	3.53

     The fair value of each option grant was estimated on the date of grant using an option pricing model with the following weighted-average assumptions for option grants:

	Weighted-Average Assumptions for
	Option Grants
	2004	2003
Dividend Yield	0.00%	0.00%
Expected Volatility	36.51%	35.35%
Risk-Free Interest Rates	4.16%	4.26%
Expected Lives	Seven Years	Seven Years
Weighted-Average Fair Value	$18.31	$15.80

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

     The following is a reconciliation of the calculation of Basic EPS and Diluted EPS:

		Weighted-	Per
		Average Shares	Share
	Net Income	Outstanding	Amount
	(in thousands, except per share data)
For the Three Months Ended September 30,
2004
Basic EPS	$5,498	6,054	$0.91
Effect of dilutive stock options	—	351	(0.05)

Diluted EPS	$5,498	6,405	$0.86

2003
Basic EPS	$5,407	6,031	$0.90
Effect of dilutive stock options	—	517	(0.07)

Diluted EPS	$5,407	6,548	$0.83

For the Nine Months Ended September 30,
2004
Basic EPS	$24,912	6,166	$4.04
Effect of dilutive stock options	—	385	(0.24)

Diluted EPS	$24,912	6,551	$3.80

2003
Basic EPS	$23,918	6,019	$3.97
Effect of dilutive stock options	—	471	(0.28)

Diluted EPS	$23,918	6,490	$3.69

NOTE 4 – COMPREHENSIVE INCOME

     Comprehensive income, which encompasses net income and the net change in unrealized gains (losses) on investment securities available for sale, is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(in thousands)
Net Income	$5,498	$5,407	$24,912	$23,918
Other comprehensive income (loss):
Change in unrealized gain (loss) on investment securities available for sale, net of tax benefit (expense) of $(195) and $70 for the three months ended September 30, 2004 and 2003, and net of tax benefit (expense) of $(48) and $198 for the nine months ended September 30, 2004 and 2003, respectively	320	(110)	78	(309)

Comprehensive income	$5,818	$5,297	$24,990	$23,609

NOTE 5 – IMPAIRED LOANS RECEIVABLE

     As of September 30, 2004 and December 31, 2003, the recorded investment in impaired loans (including impaired real estate loans held in trust) was $23.2 million and $13.1 million, respectively. The average recorded investment in impaired loans was $19.0 million and $22.7 million, respectively, for the three and nine months ended September 30, 2004 and $10.6 million and $13.3 million, respectively, for the same periods last year. Interest income recognized on impaired loans totaled $76,000 and $313,000 for the three and nine months ended September 30, 2004 as compared to $120,000 and $377,000 for the same periods last year.

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

     For each of the nine months ended September 30, 2004 and 2003, the Company recognized an other than temporary impairment of $750,000 in connection with its residual interest. Impairments that are deemed to be other than temporary are charged to income as other expense. In evaluating impairments as other than temporary the Company considers credit risk, as well as the magnitude and trend of default rates and prepayment speeds of the underlying residential loans.

     At September 30, 2004 and December 31, 2003, key economic assumptions and the sensitivity of the current fair value of the residual interest based on projected cash flows to immediate adverse changes in those assumptions are as follows:

	September 30,	December 31,
	2004	2003
Dollars in thousands
Fair value of retained interest	$5,368	$5,368
Weighted average life (in years) – securities	1.13	1.00
Weighted average life (in years) – residual interest	3.74	4.47
Weighted average annual prepayment speed	35.0%	35.0%
Impact of 10% adverse change	$(156)	$(67)
Impact of 25% adverse change	$(411)	$(120)
Weighted average annual discount rate	15.0%	15.0%
Impact of 10% adverse change	$(266)	$(313)
Impact of 25% adverse change	$(637)	$(753)
Weighted average lifetime credit losses	3.3%	3.3%
Impact of 10% adverse change	$(174)	$(147)
Impact of 25% adverse change	$(435)	$(367)

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

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

     On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued the Exposure Draft, Share-Based Payment, which is a proposed amendment to SFAS No. 123, Accounting For Stock-Based Compensation. In this draft, the FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees for future reporting periods in the income statement based on their fair values. On October 13, 2004, the FASB concluded that the amended SFAS 123 would be effective for public companies for interim or annual period beginning after June 15, 2005. The Company is in the process of evaluating the impact that expensing stock options and other stock-based compensation will have on the results of operations and financial position.

     American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree’s allowance for loan losses is typically added to the acquirer’s allowance for loan losses. SOP 03-3 is effective for loans and debt securities acquired by the Company beginning January 1, 2005. The adoption of this new standard is not expected to have a material impact on the Company’s financial statements.

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

	Lending
	Operations	All Other	Eliminations	Consolidated
	(in thousands)
For the three months ended September 30,
2004
Revenues from external customers	$30,704	$362	$—	$31,066
Total interest income	30,935	362	(619)	30,678
Total interest expense	9,594	1,569	(619)	10,544
Net income	$7,189	$(1,691)	$—	$5,498
2003
Revenues from external customers	$27,631	$221	$—	$27,852
Total interest income	26,916	1,892	(1,733)	27,075
Total interest expense	7,308	1,540	(1,733)	7,115
Net income	$6,896	$(1,489)	$—	$5,407
For the nine months ended September 30,
2004
Revenues from external customers	$105,270	$1,003	$—	$106,273
Total interest income	91,086	1,003	(1,140)	90,949
Total interest expense	24,916	4,733	(1,140)	28,509
Net income	$29,859	$(4,947)	$—	$24,912
2003
Revenues from external customers	$102,659	$796	$—	$103,455
Total interest income	88,316	5,302	(5,108)	88,510
Total interest expense	23,906	4,623	(5,108)	23,421
Net income	$29,190	$(5,272)	$—	$23,918

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis is intended to identify the major factors that affected the financial condition and results of operations for the three and nine months ended September 30, 2004.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Executive Summary

     Consolidated net income was $5.5 million and $5.4 million for the three months ended September 30, 2004 and 2003, respectively. Diluted EPS was $0.86 for the three months ended September 30, 2004 compared to $0.83 for the same period last year.

     Net interest income before provision for loan losses increased from the prior year period primarily as a result of an increase in the average balance of loans outstanding, reflecting an increase in loan production, and an increase in the average balance of investment securities held-to-maturity. The increase was partially offset by an increase in interest expense, caused by the adoption of FIN 46, which required the inclusion of the interest payments on the junior subordinated debentures related to the Company’s trust preferred securities, and the increase in the average balance of deposits and FHLB advances, and to a lesser extent, the decrease in net interest income earned by the REIT.

     The return on average assets was 1.15% for the three months ended September 30, 2004 compared to 1.42% for the same period last year. The return on average shareholders’ equity was 10.86% for the three months ended September 30, 2004, compared 12.02% for the same period last year.

     The Bank’s loan originations for the three months ended September 30, 2004 were $231.5 million, which consisted of $139.6 million of commercial real estate loans, $59.8 million of Imperial Capital Express (“ICE”) small balance multi-family loans, $27.3 million of film finance loans and $4.8 million of franchise loans. The Bank’s loan originations for the same period last year were $228.8 million, which consisted of $143.7 million of commercial real estate loans, $40.0 million of ICE small balance multi-family loans, $27.6 million of film finance loans and $17.5 million of franchise loans. During the same period last year, the Bank also purchased loans of $50.8 million.

Net Interest Income and Margin

     The following table presents, for the three months ended September 30, 2004 and 2003, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

	For the Three Months Ended September 30,
	2004			2003
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Cash and investments	$252,540	$2,152	3.39%	$110,343	$866	3.11%
Loans receivable:
Loans	1,577,422	27,983	7.01%	1,279,054	24,802	7.69%
Real estate loans held in trust	47,342	543	4.56%	88,960	1,407	6.27%

Total loans receivable	1,624,764	28,526	6.98%	1,368,014	26,209	7.60%

Total interest-earning assets	1,877,304	$30,678	6.50%	1,478,357	$27,075	7.27%

Non-interest-earning assets	57,937			66,405
Allowance for loan losses	(35,449)			(33,456)

Total assets	$1,899,792			$1,511,306

Liabilities and Shareholders’ Equity
Deposit accounts:
Savings and passbook accounts	$127,470	$641	2.00%	$158,412	$630	1.58%
Demand accounts	101,415	402	1.58%	11,005	29	1.04%
Time certificates	986,844	5,589	2.35%	753,880	4,885	2.57%

Total deposit accounts	1,175,729	6,632	2.24%	923,297	5,544	2.38%
Collateralized mortgage obligations	—	—	—	37,453	204	2.16%
FHLB advances	387,792	2,343	2.40%	236,539	1,367	2.29%
Junior subordinated debentures	86,600	1,569	7.21%	—	—	—

Total interest-bearing liabilities	1,650,120	$10,544	2.54%	1,197,289	$7,115	2.36%

Non-interest-bearing liabilities	48,213			51,218
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures	—			84,375
Shareholders’ equity	201,459			178,424

Total liabilities and shareholders’ equity	$1,899,792			$1,511,306

Net interest spread			3.96%			4.91%

Net interest income before provision for loan losses		$20,134			$19,960

Net interest margin			4.27%			5.36%

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

	For the Three Months Ended
	September 30, 2004 and 2003
	Increase (Decrease) Due to:
	Rate	Volume	Total
	(In thousands)
Interest and fees earned from:
Cash and investment securities	$78	$1,208	$1,286
Loans	(2,088)	5,269	3,181
Real estate loans held in trust	(384)	(480)	(864)

Total increase (decrease) in interest income	(2,394)	5,997	3,603

Interest paid on:
Deposit accounts	(326)	1,414	1,088
Collateralized mortgage obligations	—	(204)	(204)
FHLB advances	65	911	976
Junior subordinated debentures	—	1,569	1,569

Total increase (decrease) in interest expense	(261)	3,690	3,429

Increase (decrease) in net interest income	$(2,133)	$2,307	$174

     Total interest income increased $3.6 million to $30.7 million in the third quarter of 2004 as compared to $27.1 million for the same period last year. The increase in interest income was primarily attributable to an increase of $398.9 million in average interest earning assets, partially offset by a decrease of 77 basis points in the average yield earned on interest earning assets due to lower market interest rates.

     The average balance of loans held by the Bank was $1.6 billion and $1.3 billion for the three months ended September 30, 2004 and 2003, respectively. Loans secured by income producing properties and construction loans had an average balance of $1.3 billion during the quarter ended September 30, 2004 compared to $1.1 billion during the same period last year. The average balance of franchise loans was $132.4 million and $64.1 million during the quarters ended September 30, 2004 and 2003, respectively. The average balance of film finance loans was $95.0 million and $87.6 million during the quarters ended September 30, 2004 and 2003, respectively.

     The average balance of real estate loans held in trust decreased to $47.3 million for the three months ended September 30, 2004 as compared to $89.0 million for the same period last year. This decrease was due to loan prepayments and principal amortization.

     The average balance of cash and investments increased to $252.5 million in the third quarter of 2004 compared to $110.3 million during the same period last year. The increase in average cash and investments was primarily due to the purchase of investment securities held-to-maturity, partially offset by a decline in cash and cash equivalents. The increase in the average yield earned on cash and investments from 3.11% during the third quarter of 2003 to 3.39% during the third quarter of 2004 was primarily caused by the increase in investment securities held-to-maturity, which yielded a higher return than cash and cash equivalents.

     The average yield earned on total loans decreased to 6.98% in the quarter ended September 30, 2004 as compared to 7.60% in the same period last year. The decline in our yield was primarily caused by higher yielding loans being repaid and replaced by new loan production at lower current market interest rates. Our commercial real estate loan portfolio is primarily comprised of adjustable rate mortgages indexed to six month LIBOR. Approximately 97.1% of our real estate loans (including real estate loans held in trust) were adjustable rate mortgages at September 30, 2004. These adjustable rate mortgages generally reprice on a quarterly basis. At September 30, 2004, approximately $1.4 billion or 90.2% of our real estate loans contained interest rate floors, below which the loans’ contractual interest rate may not adjust. At September 30, 2004, the weighted average floor interest rate of these loans was 6.5%. At that date, approximately $1.0 billion or 74.0% of those loans were at the floor interest rate. Of these loans, the fully indexed rate of approximately $522.0 million or 37.3% were within 50 basis points of exceeding their floor rates and $196.2 million or 14.0% were greater than 50 basis points but less than 100 basis points of exceeding their floor rates.

     Total interest expense increased by $3.4 million to $10.5 million in the third quarter of 2004, compared to $7.1 million for the same period last year. The increase in interest expense was primarily attributable to an increase in the average balance of interest-bearing liabilities and the adoption of FIN 46, which required that beginning January 1, 2004, the Company recognize interest expense incurred on its junior subordinated debentures issued to the Trusts in the consolidated statements of income. The average balance of interest-bearing liabilities increased to $1.7 billion in the third quarter of 2004 compared to $1.2 billion during the same period last year. This increase was caused by the inclusion of junior subordinated debentures, and the increase in the average balance of deposits and FHLB advances. For the three months ended September 30, 2004, the junior subordinated debentures had an average balance of $86.6 million and an average rate of 7.21%.

     Our average cost of funds increased to 2.54% during the three month period ended September 30, 2004, compared to 2.36% for the same period last year. This increase in the average funding costs was due primarily to a higher average balance of FHLB advances and junior subordinated debentures, partially offset by lower rates being paid on our deposit accounts as a result of the general decline in market interest rates. The average rate paid on FHLB advances was 2.40% during the three months ended September 30, 2004 compared to 2.29% for the same period last year. FHLB advances averaged $387.8 million in the current quarter, compared to $236.5 million for the same period last year. The average rate paid on deposit accounts was 2.24% during the three months ended September 30, 2004 as compared to 2.38% for the same period last year. The average balance of deposit accounts increased $252.4 million to $1.2 billion for the three months ended September 30, 2004 as compared to $923.3 million for the same period last year.

     Net interest margin decreased to 4.27% for the three months ended September 30, 2004 as compared to 5.36% for the same period last year primarily due to increased interest expense resulting from higher average interest-bearing liabilities and the adoption of FIN 46, as well as higher yielding loans within the Bank’s loan portfolio being repaid and replaced by new loan production at lower current market rates.

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

     Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of nonperforming assets. Management believes that the allowance for loan losses as of September 30, 2004 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not materially adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by the Bank’s regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

     The consolidated provision for loan losses totaled $1.1 million for the current quarter of 2004, compared to $750,000 for the same period last year. The provision for loan losses was recorded based on an analysis of the factors referred to above and for specific charge-offs experienced during the three months ended September 30, 2004 and 2003. The allowance for loan losses was 2.09% of total loans and real estate loans held in trust at September 30, 2004 as compared to 2.17% at December 31, 2003. During the quarters ended September 30, 2004 and 2003, we had net loan charge-offs of $2.3 million and $1.1 million, respectively. See also – “Financial Condition – Credit Risk”.

Non-Interest Income

     Non-interest income for the three months ended September 30, 2004 was $(165,000) as compared to $777,000 for the same period last year. The decline in non-interest income earned during the current period, as compared to the same period last year, was due to a mark-to-market adjustment recorded during the current period on an executive deferred compensation plan and the reduction of processing and administrative fee income earned in connection with the Bank’s refund anticipation loan (“RAL”) program and its strategic relationship with Household International, Inc. (“Household”). On June 24, 2004, we announced that we received final confirmation that Household and its affiliates would, effective this year, terminate their RAL and private label credit card programs with the Bank. Pursuant to the agreement, this termination comes without penalty to Household. As a result of Household’s termination of the RAL program, we expect that non-interest income will decrease significantly in future periods.

Non-Interest Expense

     Non-interest expense totaled $9.9 million for the three months ended September 30, 2004, compared to $9.6 million for the same period last year. The increase was primarily caused by our continued expansion of ICE, the Bank’s small balance multi-family lending platform. Consequently, our efficiency ratio (defined as recurring general and administrative expenses as a percentage of net revenue) increased to 49.5% in the third quarter of 2004 from 43.2% for the same period in 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Executive Summary

     Consolidated net income totaled $24.9 million for the nine months ended September 30, 2004 compared to $23.9 million for the same period last year. Diluted EPS was $3.80 for the nine months ended September 30, 2004, compared to $3.69 for the same period last year.

     Net interest income before provision for loan losses decreased from the prior year period primarily as a result of an increase in interest expense, caused by the adoption of FIN 46, which required the inclusion of the interest payments on the junior subordinated debentures related to the Company’s trust preferred securities, the decrease in net interest income earned by the REIT, partially offset by an increase in net interest income earned at the Bank.

     The return on average assets was 1.59% for the nine months ended September 30, 2004, compared to 1.80% for the same period last year. The return on average shareholders’ equity was 16.65% for the nine months ended September 30, 2004, compared to 18.50% for the same period last year.

     Loan originations for the nine months ended September 30, 2004 were $644.7 million, which consisted of $375.7 million of commercial real estate loans, $153.7 million of ICE small balance multi-family real estate loans, $69.2 million of film finance loans and $46.1 million of franchise loans. Loan originations for the same period last year were $471.3 million, which consisted of $294.4 million of commercial real estate loans, $98.3 million of ICE small balance multi-family real estate loans, $52.0 million of film finance loans and $26.6 million of franchise loans. During the same period last year, the Bank also purchased loans of $54.1 million.

Net Interest Income and Margin

     The following table presents, for the nine months ended September 30, 2004 and 2003, our condensed average balance sheet information, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

	For the Nine Months Ended September 30,
	2004			2003
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Cash and investments	$438,168	$5,563	1.70%	$340,725	$4,597	1.80%
Loans receivable:
Loans	1,518,865	83,321	7.33%	1,291,178	78,877	8.17%
Real estate loans held in trust	54,176	2,065	5.09%	104,286	5,036	6.46%

Total loans receivable	1,573,041	85,386	7.25%	1,395,464	83,913	8.04%

Total interest-earning assets	2,011,209	$90,949	6.04%	1,736,189	$88,510	6.82%

Non-interest-earning assets	110,235			114,328
Allowance for loan losses	(34,970)			(33,499)

Total assets	$2,086,474			$1,817,018

Liabilities and Shareholders’ Equity
Deposit accounts:
Savings and passbook accounts	$135,228	$1,776	1.75%	$157,136	$1,887	1.61%
Demand accounts	88,331	1,017	1.54%	8,589	67	1.04%
Time certificates	971,355	16,838	2.32%	822,742	16,727	2.72%

Total deposit accounts	1,194,914	19,631	2.19%	988,467	18,681	2.53%
Collateralized mortgage obligations	4,728	71	2.01%	51,011	885	2.32%
FHLB advances	221,935	4,248	2.56%	190,876	3,855	2.70%
Junior subordinated debentures	86,600	4,559	7.03%	—	—	—

Total interest-bearing liabilities	1,508,177	$28,509	2.52%	1,230,354	$23,421	2.55%

Non-interest-bearing liabilities	378,404			329,504
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures	—			84,307
Shareholders’ equity	199,893			172,853

Total liabilities and shareholders’ equity	$2,086,474			$1,817,018

Net interest spread			3.52%			4.27%

Net interest income before provision for loan losses		$62,440			$65,089

Net interest margin			4.15%			5.01%

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

	For the Nine Months Ended
	September 30, 2004 and 2003
	Increase (Decrease) Due to:
	Rate	Volume	Total
	(In thousands)
Interest and fees earned from:
Cash and investment securities	$(258)	$1,224	$966
Loans	(8,589)	13,033	4,444
Real estate loans held in trust	(1,067)	(1,904)	(2,971)

Total increase (decrease) in interest income	(9,914)	12,353	2,439

Interest paid on:
Deposit accounts:	(2,481)	3,431	950
Collateralized mortgage obligations	(118)	(696)	(814)
FHLB advances	(201)	594	393
Junior subordinated debentures	—	4,559	4,559

Total increase (decrease) in interest expense	(2,800)	7,888	5,088

Increase (decrease) in net interest income	$(7,114)	$4,465	$(2,649)

     Total interest income increased $2.4 million to $90.9 million in the nine months ended September 30, 2004, as compared to $88.5 million for the same period last year. The increase in interest income was primarily attributable to the increase in average interest earning assets of $275.0 million partially offset by a decrease of 78 basis points in the average yield earned on interest earning assets.

     The average balance of loans held by the Bank was $1.5 billion and $1.3 billion for the nine months ended September 30, 2004 and 2003, respectively. Loans secured by income producing properties and construction loans increased to $1.3 billion for the nine month period ended September 30, 2004, from $1.1 billion during same period last year. The average balance of franchise loans was $121.3 million and $58.7 million during the nine months ended September 30, 2004 and 2003, respectively. The average balance of film finance loans was $96.0 million and $102.9 million, respectively, during the nine months ended September 30, 2004 and 2003.

     The average balance of real estate loans held in trust decreased to $54.2 million for the nine months ended September 30, 2004 as compared to $104.3 million for the same period last year. This decrease was due to loan prepayments and principal amortization.

     The average balance of our cash and investments increased to $438.2 million for the nine months ended September 30, 2004 compared to $340.7 million during the same period last year. The increase in our average cash and investments was attributable to the increased liquidity maintained in connection with the RAL program and the purchase of investment securities held-to-maturity during the third quarter. The decline in the average yield earned on cash and investments from 1.80% during the nine months ended September 30, 2003 to 1.70% during the same period in 2004 was caused by lower yields earned on short-term and overnight investments as a result of a general decline in market interest rates. A significant portion of our excess liquidity maintained during the nine months ended September 30, 2004 was invested in overnight investments, which yielded lower returns during the current year as compared to the same period last year.

     The average yield earned on loans decreased 79 basis points to 7.25% for the nine months ended September 30, 2004 as compared to 8.04% in the same period last year. The decrease in the yield on loans was primarily due to higher yielding loans being repaid and replaced with new loan production at lower current market interest rates.

     Total interest expense increased by $5.1 million to $28.5 million for the nine months ended September 30, 2004, compared to $23.4 million for the same period last year. All but $0.5 million of this increase was attributable to the adoption of FIN 46, which required that beginning January 1, 2004, the Company recognize interest expense incurred on its junior subordinated debentures issued to the Trusts in the consolidated statements of income. For the nine months ended September 30, 2004, the junior subordinated debentures had an average balance of $86.6 million and an average cost of funds of 7.03%.

     Our average cost of funds decreased to 2.52% during the nine months ended September 30, 2004, compared to 2.55% for the same period last year. This decrease in funding costs was due primarily to a general decline in market interest rates, resulting in lower rates being paid on our deposit accounts compared to the same period last year, as well as the addition of new interest bearing FHLB advances at lower current market rates. This decrease was partially offset by the average cost of funds of the junior subordinated debentures of 7.03%. The average rate paid on deposit accounts was 2.19% during the nine months ended September 30, 2004 compared to 2.53% for the same period last year. The average balance of deposit accounts increased $206.4 million to $1.2 billion for the nine months ended September 30, 2004, compared to $988.5 million for the same period last year. The average rate paid on the FHLB advances was 2.56% during the nine months ended September 30, 2004 compared to 2.70% for the same period last year. FHLB advances averaged $221.9 million for the nine months ended September 30, 2004, compared to $190.9 million for the same period last year.

     Net interest margin decreased to 4.15% for the nine months ended September 30, 2004 as compared to 5.01% for the same period last year. This decrease was primarily due to the increased interest expense resulting from the adoption of FIN 46 and the 78 basis point decrease in the average yield earned on interest-earning assets as a result of higher yielding loans being repaid and replaced with new loan production at lower current market rates.

Provision for Loan Losses

     The consolidated provision for loan losses totaled $3.5 million for the nine months ended September 30, 2004, compared to $7.1 million for the same period last year. The provision for loan losses was recorded to provide for reserves based on an analysis of the factors referred to previously and for specific charge-offs experienced through the nine months ended September 30, 2004 and 2003. During the nine months ended September 30, 2004 and 2003, the Company had net loan charge-offs of $2.2 million and $6.9 million, respectively.

Non-interest Income

     Non-interest income totaled $14.3 million for the nine months ended September 30, 2004, compared to $14.6 million for the same period last year. Substantially all of the non-interest income earned during the current and prior period was due to income earned in connection with the RAL program.

Non-interest Expense

     Non-interest expense totaled $32.4 million for the nine months ended September 30, 2004, compared to $28.8 million for the same period last year. General and administrative expenses totaled $31.7 million during the nine months ended September 30, 2004, compared to $28.0 million for the same period last year. The increase in general and administrative expenses was primarily due to the costs incurred in connection with the expansion of our ICE lending platform. During the current year, the Bank opened thirteen ICE loan production offices, and to date, there are eighteen ICE loan production offices located throughout the west coast, eastern seaboard and southwestern region of the United States. Consequently, our efficiency ratio (defined as recurring general and administrative expenses as percentage of net revenue) increased to 41.4% for the nine months ended September 30, 2004, from 35.2% for the same period in 2003.

FINANCIAL CONDITION

     Total assets increased to $2.0 billion at September 30, 2004 as compared to $1.8 billion at December 31, 2003. At September 30, 2004, loans, net totaled $1.6 billion, including approximately $1.4 billion of real estate loans, $132.8 million of franchise loans and $98.4 million of film finance loans. During the nine months ended September 30, 2004, the Bank’s loan portfolio increased $148.9 million and the REIT’s portfolio decreased $28.9 million. The decrease in the REIT’s loan portfolio reflects loan prepayments and principal amortization experienced during the nine months ended September 30, 2004. Investment securities held to maturity increased $198.0 million, while cash and cash equivalents decreased $111.9 million primarily as a result of a reduction in the liquidity required to be maintained in connection with the RAL program. Total deposit accounts increased to $1.2 billion at September 30, 2004 from $1.1 billion at December 31, 2003. FHLB advances increased $127.4 million to $489.5 million at September 30, 2004, compared to $362.1 million at December 31, 2003. This increase was primarily utilized to fund the purchase of investment securities held to maturity. Management believes that a significant portion of deposits will remain with us upon maturity based on our historical experience regarding retention of deposits.

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

     During each of the nine months ended September 30, 2004 and 2003, we recognized an other than temporary impairment of $750,000 in connection with our residual interest. Impairments that are deemed to be other than temporary are charged to income, as other expense. In evaluating impairments as other than temporary we consider credit risk, as well as the magnitude and trend of default rates and prepayment speeds of the underlying residential loans.

     At September 30, 2004 and December 31, 2003, key economic assumptions and the sensitivity of the current fair value of the residual interest based on projected cash flows to immediate adverse changes in those assumptions is as follows:

	September 30,	December 31,
	2004	2003
Dollars in thousands
Fair value of retained interest	$5,368	$5,368
Weighted average life (in years) – securities	1.13	1.00
Weighted average life (in years) – residual interest	3.74	4.47
Weighted average annual prepayment speed	35.0%	35.0%
Impact of 10% adverse change	$(156)	$(67)
Impact of 25% adverse change	$(411)	$(120)
Weighted average annual discount rate	15.0%	15.0%
Impact of 10% adverse change	$(266)	$(313)
Impact of 25% adverse change	$(637)	$(753)
Weighted average lifetime credit losses	3.3%	3.3%
Impact of 10% adverse change	$(174)	$(147)
Impact of 25% adverse change	$(435)	$(367)

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

CREDIT RISK

Nonperforming Assets, Other Loans of Concern and Allowance for Loan Losses

     The following table sets forth our nonperforming assets by category and troubled debt restructurings as of the dates indicated.

	September 30,	December 31,
	2004	2003
	(dollars in thousands)
Nonaccrual loans:
Real estate	$9,032	$4,686
Franchise	3,929	799
Film finance	3,938	3,030

Total nonaccrual loans	16,899	8,515
Other real estate owned, net	—	7,048

Total nonperforming assets	16,899	15,563
Performing troubled debt restructurings	3,182	4,709

	$20,081	$20,272

Nonaccrual loans to total loans and real estate loans held in trust	1.02%	0.55%
Allowance for loan losses to nonaccrual loans	205.24%	392.26%
Nonperforming assets to total assets	0.83%	0.86%

     At September 30, 2004, there were no other real estate owned properties. Management periodically evaluates the estimated fair value of its other real estate owned properties. During the nine months ended September 30, 2004, we recorded a $1.0 million impairment reserve related to the value of one other real estate owned property.

     As of September 30, 2004 and December 31, 2003, other loans of concern totaled $35.5 million and $31.3 million, respectively. Other loans of concern consist of loans with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category. The increase in other loans of concern for the nine months ended September 30, 2004 was primarily due to $23.5 million of new other loans of concern, partially offset by $6.2 million of loans being paid-off, $10.5 million of loans migrating to nonaccrual status, $1.7 million of loans being upgraded and $882,000 of loans being transferred to other real estate owned.

     The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

	For the Nine	For the Year
	Months Ended	Ended
	September 30,	December 31,
	2004	2003
	(dollars in thousands)
Balance at beginning of period	$33,401	$33,009
Provision for loan losses	3,450	7,760
Charge-offs	(2,300)	(7,447)
Recoveries	132	79

Net recoveries (charge-offs)	(2,168)	(7,368)

Balance at end of period	$34,683	$33,401

Allowance for loan losses as a percentage of loans and loans held in trust, net	2.09%	2.17%

Liquidity

     Liquidity refers to our ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans. We maintain a cash and investment securities portfolio designed to satisfy operating liquidity requirements while preserving capital and maximizing yield. As of September 30, 2004, we held $66.5 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $64.4 million of investment securities classified as available for sale.

     Short-term fixed income investments classified as cash equivalents consisted of interest-bearing deposits at financial institutions, government money market funds and short-term government agency securities, while investment securities available for sale consisted primarily of fixed income instruments, which were rated “AAA”, or equivalent by nationally recognized rating agencies. In addition, our liquidity position is supported by a credit facility with the Federal Home Loan Bank of San Francisco. As of September 30, 2004, we had remaining available borrowing capacity under this credit facility of $190.8 million, net of the $10.0 million of additional Federal Home Loan Bank stock that we would be required to purchase to support those additional borrowings, $30.0 million of unused federal funds credit facilities under established lines of credit with two banks, and a $25.0 million revolving credit facility with a bank.

Capital Resources

     The Company, the Bank’s holding company, had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at September 30, 2004 of 13.38%, 15.00% and 17.48%, respectively, which represents $159.0 million, $152.3 million and $126.5 million, respectively, of capital in excess of the amount required to be “well capitalized.” These ratios were 14.17%, 15.61% and 18.17% as of December 31, 2003, respectively.

     The Bank had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at September 30, 2004 of 12.34%, 13.80% and 15.06%, respectively, which represents $134.9 million, $128.2 million and $83.1 million, respectively, of capital in excess of the amount required to be “well capitalized” for regulatory purposes. These ratios were 13.23%, 14.30% and 15.56% as of December 31, 2003, respectively.

     At September 30, 2004, shareholders’ equity totaled $193.7 million, or 9.5 percent of total assets. Our book value per share of common stock was $34.62 as of September 30, 2004, as compared to $31.30 as of December 31, 2003, and $31.10 as of September 30, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in our annual report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2004 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

     (b) Changes in Internal Control over Financial Reporting: During the quarter ended September 30, 2004, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management’s evaluation. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-K for the year ending December 31, 2004. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that all control deficiencies identified, if any, will be remediated before the end of the Company’s fiscal year or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     We are party to certain legal proceedings incidental to our business. Management believes that the outcome of such proceedings, in the aggregate, will not have a material effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table sets forth the repurchases of our common stock for the fiscal quarter ended September 30, 2004.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs(1)
July 1, 2004 to July 31, 2004	21,000	$40.37	21,000	34,831
August 1, 2004 to August 31, 2004	205,200	39.22	205,200	125,783
September 1, 2004 to September 30, 2004	137,883	44.62	137,883	292,565

Total	364,083	$41.33	364,083	292,565

(1) The repurchases during July, August and September 2004 were made under the seventh, eighth and ninth extensions of our stock repurchase program, which were announced on December 21, 2001, August 12, 2004, and September 30, 2004, respectively. Each such extension authorized the repurchase of an additional 5% of the outstanding shares as of the authorization date. As reflected in the table, the 34,831 shares authorized for repurchase under the seventh extension that were remaining at July 31, 2004 were repurchased in August 2004 (prior to the announcement of the eighth extension), and the 125,783 shares authorized for repurchase under the eighth extension that were remaining at August 31, 2004 were repurchased in September 2004 (prior to the announcement of the ninth extension). At September 30, 2004, 292,565 shares remained available for repurchase under the ninth extension.

Item 3 . Defaults Upon Senior Securities

     Not applicable.

Item 4 . Submission of Matters to a Vote of Security Holders

(a)	On July 28, 2004, the Company held its Annual Meeting of Shareholders.

(b)	Shareholders voted on the following matters:

(i)	The election of Sandor X. Mayuga as director for a term to expire in 2007:

Votes	For	Against	Withheld
	5,505,349	0	238,868

(ii)	The election of Robert R. Reed as director for a term to expire in 2007:

Votes	For	Against	Withheld
	5,667,544	0	77,773

(iii) The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2004:

Votes	For	Against	Withheld
	5,517,883	224,794	2,640

Item 5 . Other Information

     None.

Item 6 . Exhibits

     See exhibit index

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITLA CAPITAL CORPORATION

Date: November 9, 2004	/s/ George W. Haligowski

George W. Haligowski
Chairman of the Board, President and
Chief Executive Officer

Date: November 9, 2004	/s/ Timothy M. Doyle

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