Form 10-K
period 2004-12-31
ITLA CAPITAL CORP
filed 2005-03-16
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐.

     As of March 14, 2005, there were issued and outstanding 5,797,224 shares of the Registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004, computed by reference to the closing price of such stock as of June 30, 2004, was $250.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

ITLA CAPITAL CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

Forward-Looking Statements

     “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-K contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, changes in economic conditions in our market areas, changes in policies by regulatory agencies, the impact of competitive loan products, loan demand risks, the quality or composition of our loan or investment portfolios, increased costs from pursuing the national expansion of our small balance multi-family lending platform and operational challenges inherent in implementing this expansion strategy, fluctuations in interest rates and changes in the relative differences between short and long-term interest rates, levels of nonperforming assets and operating results, the economic impact of any terrorist actions on our loan originations and loan repayments and other risks detailed from time to time in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2005 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

     As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to ITLA Capital Corporation and its consolidated subsidiaries.

PART I

Item 1. Business

General

     ITLA Capital Corporation (“ITLA Capital”) is the largest financial services company headquartered in San Diego County, California with consolidated assets of $2.3 billion, consolidated net loans of $1.8 billion, consolidated deposits of $1.4 billion and consolidated shareholders’ equity of $194.7 million as of December 31, 2004. We conduct and manage our business principally through our wholly-owned subsidiary, Imperial Capital Bank (the “Bank”), an institution with $2.3 billion in assets, with six retail branches located in California, (Beverly Hills, Costa Mesa, Encino, Glendale, San Diego, and San Francisco), and one branch located in Carson City, Nevada. Additionally, the Bank has twenty-six loan production offices serving the Western United States, the Southeast region, the Mid-Atlantic region, the Ohio Valley, the Metro New York area and New England. On January 1, 2003, the Bank converted from a California industrial bank to a California-chartered commercial bank, and ITLA Capital became a bank holding company. The Bank has been in business for 30 years. Our branch offices are primarily used for our deposit services and lending business. The Company is primarily engaged in:

•	Originating and purchasing real estate loans secured by income producing properties for retention in its loan portfolio;

•	Originating film finance loans and franchise loans; and

•	Accepting customer deposits through the following products: certificates of deposits, money market, passbook and demand deposit accounts. Our deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the legal limits.

     In November 2002, we entered into a strategic business relationship with various subsidiaries of Household International, Inc. (“Household”), a wholly-owned subsidiary of HSBC Holdings plc (NYSE – HBC) relating to certain tax refund products. In connection with this relationship, the Bank originated tax refund anticipation loans and sold Household a non-recourse participation interest representing substantially all of the outstanding loan balance.

     We also entered into an agreement in December 2002 with Household pursuant to which the Bank originated relatively small private label commercial revolving loans to small businesses. Pursuant to this agreement, the Bank sold Household a non-recourse participation interest representing substantially all of the outstanding loan balance. During 2004, Household and its affiliates terminated their tax refund and private label commercial revolving loan programs with the Bank. As of December 31, 2004, the Bank maintained no loan balances in connection with these programs.

     On February 23, 2005, the Bank entered into an agreement with Fannie Mae providing for the origination and sale by the Bank, as a Fannie Mae-approved M-Flex™ Lender, of small-balance, fixed-rate multifamily mortgage loans to Fannie Mae, with servicing retained by the Bank. The Loan Purchase Agreement provides for a two-year term, which Fannie Mae may extend for one or more nine-month periods.

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

Lending Activities

     General. During 2004, our core lending activities were as follows:

•	Originating and purchasing real estate loans, including construction loans, secured by income producing properties.

•	Originating franchise and film finance loans.

     Income Producing Property Loans. We originate and purchase real estate loans secured primarily by first trust deeds on income producing properties. Income property loan collateral consists primarily of the following types of properties:

•	Apartments

•	Mini-storage facilities

•	Retail centers

•	Mobile home parks

•	Small office and light industrial buildings

•	Multi-family real estate

•	Hotels

•	Other mixed use or special purpose commercial properties

     At December 31, 2004, we had $1.4 billion of income producing property loans outstanding, representing 88.0% of our total real estate loans and 76.0% of our gross loan portfolio. Most of our real estate borrowers are business owners, individual investors, investment partnerships or limited liability corporations. The income producing property lending that we engage in typically involves larger loans to a single borrower and is generally viewed as exposing the lender to a greater risk of loss than one- to four-family residential lending, because repayment of the loan generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. During 2002, we launched a real estate lending platform focusing on originating smaller balance income producing property loans. In 2003, we commenced a national expansion of this platform and during 2004, we opened twenty new loan production offices in connection with this initiative.

     Income producing property values are also generally subject to greater volatility than residential property values. The liquidation values of income producing properties may be adversely affected by risks generally incident to interests in real property, such as:

•	Changes or continued weakness in general or local economic conditions;

•	Declines in rental, room or occupancy rates in hotels, apartment complexes or commercial properties;

•	Changes or continued weakness in specific industry segments;

•	Changes in governmental rules, regulations and fiscal policies, including rent control ordinances, environmental legislation and taxation;

•	Increases in other operating expenses (including energy costs);

•	Increases in interest rates, real estate and personal property tax rates;

•	Declines in real estate values; and

•	Other factors beyond the control of the borrower or the lender.

     We originate real estate loans through our retail branches and loan production offices. These offices are staffed by a total of 69 loan officers. Loan officers solicit mortgage loan brokers for loan applications that meet our underwriting criteria, and also accept applications directly from borrowers. A majority of the real estate loans funded by us are originated through mortgage loan brokers. Mortgage loan brokers act as intermediaries between us and the property owner in arranging real estate loans and earn a fee based upon the principal amount of each loan funded. Since a large portion of our marketing effort is through our loan officers’ contacts with mortgage loan brokers, we do not incur significant expenses for advertising our lending services to the general public.

     Income producing property loans are generally made in amounts up to 75% of the appraised value of the property; however, in certain instances, multi-family originations may be made at a loan to value ratio of 80%. Loans are generally made for terms up to ten years, with amortization periods up to 30 years. Depending on market conditions at the time the loan was originated, certain loan agreements may include prepayment penalties. Most real estate loans are subject to a quarterly or semi-annual adjustment of their interest rate based on one of several interest rate indexes.

     The average yield on our real estate loan portfolio was 7.13% in 2004 compared to 7.80% in 2003. Our commercial real estate loan portfolio is primarily composed of adjustable rate mortgages indexed to six month LIBOR with interest rate floors, below which the loan’s contractual interest rate may not adjust. Approximately 83.2% of our real estate loan portfolio was comprised of adjustable rate loans at December 31, 2004, and approximately 14.5% of the real estate loan portfolio was comprised of loans, which become adjustable rate loans after an initial fixed rate period of three or five years. Our adjustable rate loans generally re-price on a quarterly or semi-annual basis with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan. As of December 31, 2004, approximately $1.6 billion or 87.3% of our real estate loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. The inability of our real estate loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates. At December 31, 2004, the weighted average floor interest rate of our real estate loan portfolio was 6.32%. At that date, approximately $784.5 million or 49.2% of our real estate loan portfolio was at the floor interest rate. At December 31, 2004, 76.7% of the adjustable rate loans outstanding in our real estate loan portfolio had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on our real estate loan portfolio was 11.25%.

     In 2004, 2003, and 2002, we purchased income producing real estate loans totaling $136.5 million, $46.8 million, and $83.6 million, respectively. In our real estate loan purchases, we generally apply the same underwriting criteria as loans internally originated and reserve the right to reject particular loans from a loan pool being purchased that do not meet our underwriting criteria.

     Construction Loans. We originate construction loans for income producing properties, as well as for single-family residential tract construction. At December 31, 2004, we had $183.2 million of construction loans outstanding, representing 10.1% of our gross loans receivable. In addition to the lending risks previously discussed, construction loans also present risks associated with the accuracy of the initial estimate of the property’s value upon completion compared to its actual value, the timely completion of construction activities for their allotted costs and the time needed to stabilize income properties. These risks can be affected by a variety of factors, including the oversight of the project, localized costs for labor and materials, and the weather.

     Franchise Loans. We operate our franchise lending operations through a division of the Bank, Imperial Franchise Finance, based in Tempe, Arizona. Franchise loans are loans to owners of businesses, both franchisors and franchisees, such as fast food restaurants or gasoline retailers that are affiliated with nationally or regionally recognized chains and brand names. Various combinations of land, building, business equipment and fixtures may secure these loans, or they may be a general obligation of the borrower based on a valuation of the borrower’s business and debt service ability. These loans may be viewed as riskier than our real estate secured loans, as in each case, the primary source of repayment of a franchise loan is the cash flow of the business and not the underlying value of the collateral. In addition, in certain cases, the success of the borrower’s business depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business. Many of these borrowers have smaller market shares than their competition, may be more vulnerable to economic downturns, often need additional capital to expand or compete and may experience substantial variations in operating results, any of which might impair the borrower’s ability to repay a loan. As of December 31, 2004 and 2003, our franchise loan portfolio was $137.5 million and $102.1 million, respectively, which represented 7.6% and 6.7%, respectively, of our gross loan portfolio.

     Film Finance Loans. We conduct our film finance operations through ICB Entertainment Finance (“ICBEF”), a division of the Bank. Typically, ICBEF lends to independent producers of film and television on a senior secured basis, basing its credit decisions on the creditworthiness and reputation of distributors and sales agents who have contracted to distribute the films. ICBEF provides loans (with a typical term of 12 to 18 months) and letters of credit for the production of motion pictures and television shows or series that have a predictable market worldwide, and therefore, a predictable level of revenue arising from licensing of the distribution rights throughout the world.

     ICBEF lends to independent producers of film and television, many of which are located in California. ICBEF also has borrowing clients outside of the United States. Independent producers tend to be those producers that do not have major studio distribution outlets for their product. Large film and television studios generally maintain their own distribution outlets and finance their projects with internally generated financing. In addition to funding production loans against a number of distribution contracts, ICBEF has a proprietary system related to valuation of selected unsold rights to permit financing of a portion of the production budget. Typically, this unsecured amount does not exceed 10% of the total loan. ICBEF’s lending officers review the quality of the distributors and their contracts, the budget, the schedule of advances, and valuation of all distribution rights when considering a new lending opportunity. All ICBEF loans require the borrower to provide a completion bond that guarantees the completion of the film or the payoff of the outstanding balance of the loan in the event the film is not completed. After closing, each requested advance is approved by the bonding company on a weekly basis to ensure that ICBEF is not advancing ahead of an agreed-upon cash flow schedule. The loan documentation grants ICBEF the right to impose certain penalties on the borrower and exercise certain other rights, including replacing the sales agent, if sales are not consummated within the appropriate time. Loans are repaid principally from revenue received from distribution contracts. In many instances, the distribution contracts provide for multiple payments payable at certain milestones (such as execution of contract, commencement of principal photography or completion of principal photography). The maturity date of the loan is generally six to nine months after completion of the production. Delivery of the completed production is made to the various distributors only upon or after their minimum guarantees have been paid in full. To the extent a distributor fails to make payment upon completion of the film, or the predicted level of revenue is less than expected, we may incur a loss.

     ICBEF typically charges its customers an interest rate ranging from the prime rate to prime plus a margin (exclusive of loan fees) on the outstanding balance of the loan. Loan fees typically range from 1.00% to 2.50% with an additional fee up to 7.0% depending on the unsecured amount of the production budget being financed.

     At December 31, 2004 and 2003, our film finance portfolio totaled $99.7 million and $98.6 million, respectively, representing 5.5% and 6.4% of our gross loan portfolio as of these dates. Of these amounts, approximately $12.2 million and $26.6 million, respectively, were issued to producers domiciled outside of the United States. These foreign loans were primarily issued to producers located in Australia, Canada and Germany. Approximately $7.0 million, $5.1 million and $600,000 of interest income was earned during 2004, 2003 and 2002, respectively, in connection with these loans.

     Loan Underwriting. Many of our loans are made to lower credit grade borrowers or the property securing the loan has other factors such as debt-to-income ratios or property location that prevent the borrower from obtaining a prime interest rate. We attempt to mitigate the risk associated with these loans by charging higher interest rates and through our loan approval and loan purchasing process. Initial loan review for potential applications is performed by the Regional Managers and Area Manager of our loan production offices, in consultation with the Chief Underwriter, the respective Deputy Chief Credit Officer, and the Vice Chairman/Chief Credit Officer. Our loan underwriters are responsible for detailed reviews of borrowers, collateral, and loan terms, and prepare a written presentation for every loan application submitted to its real estate loan committee, which is comprised of the following Bank officers:

•	Chairman, President, and Chief Executive Officer

•	Vice Chairman and Chief Credit Officer

•	Senior Managing Director/Chief Lending Officer

•	Senior Managing Director/Chief Banking Officer

•	Managing Director/Business Credit

•	Managing Director/Deputy Chief Credit Officer - Express Operations

•	Managing Director/Deputy Chief Credit Officer – Commercial Real Estate Operations

•	First Vice President/Manager Loan Underwriting

•	First Vice President/Loan Administration

     The underwriting standards for loans secured by income producing real estate properties consider the borrower’s financial resources and ability to repay and the amount and stability of cash flow, if any, from the underlying collateral, to be comparable in importance to the loan-to-value ratio as a repayment source.

     All real estate secured loans over $2.0 million must be submitted to the loan committee for approval. At least one loan committee member or designee must personally conduct on-site inspections of any property involved in connection with a real estate loan recommendation of $1.0 million or more. Loans up to $750,000 may be approved by any loan committee member. Loans of $750,000 to $1.5 million require approval by any two members of the Bank’s loan committee, while loans in excess of $1.5 million require approval of three loan committee members. Additionally, loans over $3.0 million require the additional signature of the Vice Chairman and Chief Credit Officer; and individual loans over $5.0 million, loans resulting in an aggregate borrowing relationship to one borrower in excess of $7.5 million, and all purchased loan pools must be approved by the executive committee of the Bank’s Board of Directors.

     All franchise and film finance loans over $1.0 million are submitted to the business lending loan committee for approval. All loans must be approved by the Managing Director/Business Credit and loans over $3.0 million must be approved by the Vice Chairman and Chief Credit Officer. Individual loans over $5.0 million, loans resulting in an aggregate borrowing relationship to one borrower in excess of $7.5 million, and all purchased loan pools must be approved by the executive committee of the Bank’s Board of Directors.

     Our loans are originated on both a non-recourse and full recourse basis and we generally seek to obtain personal guarantees from the principals of borrowers which are single asset or limited liability entities (such as partnerships, corporations or trusts).

     The maximum size of a single loan made by the Bank is limited by California law to 25% of the Bank’s equity capital. At December 31, 2004, that limit was approximately $56.3 million. Our largest combined credit extension to related borrowers was $31.4 million at December 31, 2004. At December 31, 2004, we had a total of 238 extensions of credit, with a combined outstanding principal balance of $635.4 million, that were over $5.0 million to a single borrower or related borrowers. All combined extensions of credit over $5.0 million were performing in accordance with their repayment terms. At December 31, 2004, we had 1,813 secured real estate loans outstanding, with an average balance per loan of approximately $867,000.

     Servicing and Collections. Our loan portfolio is predominantly serviced by the Bank’s loan servicing department, which is designed to provide prompt customer service, and accurate and timely information for account follow-up, financial reporting and management review. We monitor our loans to ensure that projects are performing as underwritten. This monitoring allows us to take a proactive approach to addressing projects that do not perform as planned. When payments are not received by their contractual due date, collection efforts begin on the fifth day of delinquency with a telephone contact, and proceed to written notices that progress from reminders of the borrower’s payment obligation to an advice that a notice of default may be forthcoming. Accounts delinquent for more than 30 days are generally transferred to the Bank’s asset management department which, following a review of the account and management approval, implements a collection or restructure plan, or a disposition strategy, and evaluates any potential loss exposure on the asset.

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

Household Strategic Alliance

     Tax Refund Lending. In November 2002, we entered into a strategic business relationship with various subsidiaries of Household relating to certain tax refund anticipation loans (“RALs”). In connection with this relationship, the Bank originated RALs and sold to Household a non-recourse participation interest representing substantially all of the outstanding loan balance. The Bank also provided refund transfers to customers who did not want or did not qualify for loans. The transfer product facilitates the receipt of the refund by the customer by authorizing the customer’s tax preparer to print a check for the customer after the refund has been received by the Bank from the IRS (“RACs”). The Bank’s revenue, under the program, consisted of RAL and RAC transaction fees and the earnings stream from RALs originated under the program to the extent of its retained interest in such RALs. Household supported our credit administration, compliance, treasury and accounting functions with a range of services relating to the administration of this lending program. The Bank would not have originated these loans without the involvement of Household or a similar business partner.

     Because these programs related to the filing of income tax returns, activity was concentrated in the first quarter of each year. This caused first quarter net income to become a greater percentage of each year’s net income. This seasonality impacted a number of performance ratios, including return on assets (ROA), return on equity (ROE) and the operating efficiency ratio. These impacts are apparent in the first quarter of 2004 and 2003, as well as and the corresponding year-to-date ratios in subsequent quarters. At December 31, 2004 and 2003, there were no RAL loans outstanding.

     During 2004, subsequent to the tax filing season, Household and its affiliates terminated their tax refund lending program with the Bank.

     Private Label Commercial Revolving Credit Loans. We also entered into an agreement in December 2002 with Household pursuant to which the Bank originated private label small commercial revolving loans to small businesses. These loans were used primarily for purchases from major retailers. Pursuant to this agreement, the Bank sold Household a non-recourse participation interest representing substantially all of the outstanding loan balance. The Bank participated in the earnings stream from the loans originated under the program to the extent of its retained interest in such loans. At December 31, 2004 and 2003, our retained interest in commercial revolving credit loans was none and $5.8 million, respectively. During 2004, Household and its affiliates terminated their private label commercial lending program with the Bank.

Imperial Capital Real Estate Investment Trust

     During 2000, we acquired all of the equity and certain collateralized mortgage obligations (“CMOs”) of the ICCMAC Multi-family and Commercial Trust 1999-1 (“ICCMAC Trust”) through our real estate investment trust subsidiary, Imperial Capital Real Estate Investment Trust (“Imperial Capital REIT”). During 2004, the CMOs were retired and the ICCMAC Trust was dissolved. The remaining outstanding loans were contributed to the Imperial Capital REIT. At December 31, 2004, the Imperial Capital REIT held net real estate loans of $33.6 million, comprised of approximately 62.2% and 37.8% of multi-family and commercial loans, respectively, with over 44.4% of the loans secured by property located in California. Approximately two-thirds of the loans are adjustable rate mortgages. The cash flow from the Imperial Capital REIT loan pool provides cash flow on a monthly basis to ITLA Capital. ITLA Capital recorded $1.4 million of pre-tax income from its investment in the Imperial Capital REIT during the year ended December 31, 2004.

Nonperforming Assets and Other Loans of Concern

     At December 31, 2004, nonperforming assets totaled $14.7 million or 0.63% of total assets. Nonperforming assets consisted entirely of nonaccrual loans. For additional information regarding nonperforming assets see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations-Credit Risk Elements”.

     As of December 31, 2004, we had loans with an aggregate outstanding balance of $37.1 million with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the non-accrual loan category. All of these loans are classified as substandard pursuant to the regulatory guidelines discussed below.

     At December 31, 2004, there was no other real estate owned.

Classified Assets

     Management uses a loan classification system consistent with the classification system used by bank regulatory agencies to help it evaluate the risks inherent in its real estate loan portfolio. Loans are identified as “pass”, “substandard”, “doubtful” or “loss” based upon consideration of all sources of repayment, underlying collateral values, current and anticipated economic conditions, trends and uncertainties, and historical experience. Pass loans are further divided into four additional sub-categories, based on the borrower’s financial strength and ability to service the debt and/or the value and debt service coverage of the underlying collateral. Underlying collateral values for real estate dependent loans are supported by property appraisals or evaluations. We review our loan classifications on at least a quarterly basis. At December 31, 2004, we classified $49.0 million of loans as “substandard”, $2.8 million as “doubtful” and none as “loss” of which, $14.7 million of these classified loans were included in the nonperforming assets table in “Item 7. Management’s Discussion and Analysis of Results of Financial Condition and Operations — Credit Risk Elements”.

Funding Sources

     The primary source of funding for our lending operations and investments are deposits. Our deposits are federally insured by the FDIC to the maximum extent permitted by law. Approximately 82.0% of our deposits are term deposits that pay fixed rates of interest for periods ranging from 90 days to five years, 12.0% of our deposits are variable rate passbook accounts and variable rate money market accounts with limited checking features, and 6.0% are customer demand deposit accounts.

     In connection with the Bank’s charter conversion in 2003, we expanded our line of banking products and services offered to our customers. The new products and services consist of commercial banking products and services, including consumer and business checking accounts. Our retail checking account balance was $85.9 million at December 31, 2004. As we continue to expand and grow our retail deposit base, we anticipate that the Bank’s dependence on interest rate sensitive certificates of deposit as a funding source will slowly diminish; however, in 2004, our deposit strategy continued to rely upon offering deposit rates significantly above those customarily offered by other financial institutions in its market. We generally accumulate deposits by relying on renewals of term accounts by existing depositors, participating in deposit rate surveys which promote the rates offered by us on our deposit products, and periodically advertising in various local market newspapers and other media. Management believes that our deposits are a reliable funding source and that the cost of funds resulting from our deposit gathering strategy is comparable to those of other banks pursuing a similar strategy. However, because we compete for deposits primarily on the basis of rates, we could experience difficulties in attracting deposits if we could not continue to offer deposit rates at levels above those of other financial institutions. Management also believes that any efforts to significantly increase the size of our deposit base may require greater marketing efforts and/or increases in deposit rates. At December 31, 2004, we had $100.0 million of brokered deposits.

     For information concerning overall deposits outstanding during the periods indicated and the rates paid thereon, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income”.

     The Bank also uses advances from the FHLB of San Francisco and borrowings from other unaffiliated financial institutions as funding sources. FHLB advances are collateralized by pledges of qualifying cash equivalents, investment securities, mortgage-backed securities and loans. At December 31, 2004, FHLB advances outstanding totaled $492.4 million, and the remaining available borrowing capacity, based on the loans and securities pledged as collateral, totaled $193.7 million, net of the $9.5 million of additional FHLB Stock that we would be required to purchase to support the additional borrowings. Additionally, the Bank has a $91.8 million repurchase agreement borrowing from an unaffiliated financial institution that is secured by mortgage-backed securities. The Bank also has uncommitted, unsecured lines of credit with other banks renewable daily in the amount of $30.0 million and ITLA

Capital has a $25.0 million revolving credit facility with an unaffiliated financial institution. This revolving credit facility matures on April 30, 2005, which we intend on renewing upon maturity. See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Notes 7, 8, and 10”.

Regulation

     On January 1, 2003, the Bank converted from a California industrial bank to a California-chartered commercial bank, and the Company became a bank holding company. As a result, ITLA Capital is now regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Bank continues to be regulated by the California Department of Financial Institutions (the “DFI”) and the Federal Deposit Insurance Corporation (the “FDIC”). Due to legislation which became effective in October 2000, California industrial banks are now generally subject to the same California banking laws as California commercial banks. Accordingly, the regulatory oversight to which the Bank is now subject as a commercial bank is not significantly different from the regulatory oversight to which it was subject as an industrial bank.

     Holding Company Regulation

     Bank holding companies are subject to comprehensive regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, and the regulations of the Federal Reserve Board. As a bank holding company, ITLA Capital is required to file reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and ITLA Capital and its non-bank subsidiaries are subject to examination by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a bank holding company divest subsidiaries, including its bank subsidiaries. In general, enforcement actions may be initiated for violations of law and regulation as well as unsafe or unsound practices.

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

     Regulatory Capital Requirements.The Federal Reserve has established risk-based measures and a leverage measure of capital adequacy for bank holding companies. ITLA Capital was not subject to any minimum capital requirements prior to becoming a bank holding company.

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

     The minimum ratio of total capital to risk-weighted assets is 8.0%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common shareholders’ equity, including retained earnings, noncumulative perpetual preferred stock, certain trust preferred securities and minority interest in equity accounts of fully consolidated subsidiaries, less goodwill and other specified intangible assets. Tier 1 capital must equal at least 4.0% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt and other hybrid capital instruments, other preferred stock, a limited amount of loan loss reserves and a limited amount of unrealized holding gains on equity securities. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. At December 31, 2004, our ratio of total capital to risk-weighted assets was 16.0% and our ratio of Tier 1 capital to risk-weighted assets was 13.7%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3.0% for certain bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4.0%. At December 31, 2004, ITLA Capital’s required Tier 1 capital ratio was 4.0% and its actual Tier 1 capital was 12.3%.

     ITLA Capital currently is deemed “well capitalized” under the Federal Reserve Board capital requirements. To be well capitalized, a bank holding company must have a ratio of total capital to risk weighted assets of at least 10% and a ratio of Tier 1 capital to risk weighted assets of at least 6.0%.

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

     Tier 1 Capital Ratio. FDIC regulations establish a minimum 3.0% ratio of tier 1 capital to total average assets for the most highly-rated state-chartered, FDIC-supervised banks. All other FDIC supervised banks must maintain at least a 4.0% tier 1 capital ratio. At December 31, 2004, the Bank’s required minimum tier 1 capital ratio was 4.0% and its actual tier 1 capital ratio was 11.0%.

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

     For purposes of the risk-based capital requirements, “total capital” means tier 1 capital plus supplementary or tier 2 capital, so long as the amount of supplementary or tier 2 capital that is used to satisfy the requirement does not exceed the amount of tier 1 capital. Tier 2 capital includes cumulative and certain other perpetual preferred stock, mandatory convertible subordinated debt and perpetual subordinated debt, mandatory redeemable preferred stock, intermediate-term preferred stock, mandatory convertible subordinated debt and subordinated debt, the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets and a limited amount of unrealized holding gains on securities. At December 31, 2004 the Bank’s tier 1 risk-based and total capital ratios were 12.2% and 13.5%, respectively.

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

     Prompt Corrective Action Requirements. The FDIC has implemented a system requiring regulatory sanctions against state-chartered banks that are not adequately capitalized, with the sanctions growing more severe the lower the institution’s capital. The FDIC has established specific capital ratios for five separate capital categories: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”.

     An institution is treated as “well capitalized” if its total risk based capital ratio is 10.0% or more, its tier 1 risk-based ratio is 6.0% or more, its tier 1 capital ratio is 5.0% or greater, and it is not subject to any order or directive by the FDIC to meet a specific capital level. The Bank exceeded these requirements at December 31, 2004.

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

     Privacy Provisions. Banking regulators, as required under the Gramm-Leach-Bliley Act (“GLB Act”), have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules generally require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

     The state of California has adopted The California Financial Information Privacy Act (“CFPA”), which took effect in 2004. The CFPA requires a financial institution to provide specific information to a consumer related to the sharing of that consumer’s nonpublic personal information. A consumer may direct the financial institution not to share his or her nonpublic personal information with affiliated or nonaffiliated companies with which a financial institution has contracted to provide financial products and services, and requires permission from the consumer be acquired by a financial institution prior to sharing such information. These provisions are more restrictive than the privacy provisions of the GLB Act.

     In December 2003, the U.S. Congress adopted, and President Bush signed, the Fair and Accurate Transactions Act (the “FACT Act”). One of the provisions of the FACT Act provides that, when the implementing regulations have been issued and become effective, the FACT Act will preempt elements of the CFPA. The FACT Act requires the Federal Reserve Board and the Federal Trade Commission to issue final regulations within nine months of the effectiveness of the FACT Act, and that those regulations must become effective within six months of issuance. The provisions of the regulations that will implement the FACT Act, and the timing of their effect on the Bank, cannot be determined at this time.

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

Employees

     As of December 31, 2004, we had 250 employees. Management believes that its relations with employees are satisfactory. We are not subject to any collective bargaining agreements.

Segment Reporting

     Financial and other information regarding our operating segments is contained in Note 19 to our audited consolidated financial statements included in Item 8 of this report.

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

Item 2. Properties

     The following sets forth the Company’s material facilities as of December 31, 2004.

			Year Current Lease
Locations	Office Uses	Square Footage	Term Expires
La Jolla, CA	Corporate Headquarters	17,419	2008
La Jolla, CA	Administrative and Marketing	2,325	2006
Glendale, CA	Loan Administration/Asset Management/Bank Branch	6,257	2006
Glendale, CA	Loan Operations Division/Real Estate Lending	8,932	2005
Glendale, CA	Operation Support	6,342	2006
Costa Mesa, CA	Bank Branch/Real Estate Lending	3,609	2006
San Francisco, CA	Bank Branch/Real Estate Lending	5,005	2007
Beverly Hills, CA	Bank Branch	2,218	2005
Encino, CA	Bank Branch/Real Estate Lending	5,145	2009
San Diego, CA	Bank Branch/Real Estate Lending	3,046	2010
Santa Monica, CA	Loan Operations/Real Estate Lending	11,490	2009
Walnut Creek, CA	Real Estate Lending	2,220	2007
Century City, CA	ICB Entertainment Finance	7,003	2008
Carson City, NV	Bank Branch	3,000	2007
Tempe, AZ	Franchise and Real Estate Lending Operations	3,920	2005
Boston, MA	Real Estate Lending	3,309	2007

     For additional information regarding our premises, see “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 6”.

     Management believes that our present facilities are adequate for its current needs, and that alternative or additional space, if necessary, will be available on reasonable terms.

Item 3. Legal Proceedings

     We are party to certain legal proceedings incidental to our business. Management believes that the outcome of such proceedings, in the aggregate, will not have a material effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2004.

PART II

     Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

     ITLA Capital’s common stock is traded on the NASDAQ National Market system under the symbol “ITLA”. As of March 14, 2005, there were 113 holders of record of ITLA Capital’s common stock representing an estimated 1,400 beneficial shareholders with a total of 5,797,224 shares outstanding. We have not paid any cash dividends since our holding company reorganization in 1996. As a bank holding company, ITLA Capital’s ability to pay dividends may be affected by regulations, including those governing the payment of dividends by the Bank to ITLA Capital, which could be a source of funds for any dividends paid by ITLA Capital, as well as by the policies of the Federal Reserve Board. See “Item 1. Business—Regulation” and Note 16 to our consolidated financial statements included in Item 8 of this report.

     The following table sets forth, for the periods indicated, the range of high and low trade prices for ITLA Capital’s common stock. Stock price data on NASDAQ reflects inter-dealer prices, without retail mark-up, mark-down or commission.

	Market Price			Average Daily
	High	Low	Close	Closing Price
2004
4th Quarter	$58.81	$44.14	$58.79	$51.79
3rd Quarter	46.97	37.73	46.20	41.45
2nd Quarter	50.00	36.70	40.41	42.64
1st Quarter	50.81	44.52	49.23	48.61
2003
4th Quarter	$51.10	$44.16	$50.10	$48.02
3rd Quarter	45.23	40.20	42.64	42.77
2nd Quarter	40.09	32.98	40.09	37.07
1st Quarter	35.29	31.23	33.04	33.18

     The following table includes supplementary quarterly operating results and per share information for the past two years. The data presented should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with “Item 8. Financial Statements and Supplementary Data” included elsewhere in this report.

Quarterly Operations (Unaudited)

	For the Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands except per share amounts)
2004
Interest income	$32,083	$28,188	$30,678	$34,005
Interest expense	9,146	8,819	10,544	12,909
Net interest income before provision for loan losses	22,937	19,369	20,134	21,096
Provision for loan losses	1,400	950	1,100	1,275
Non-interest income	13,394	1,045	(165)	234
General and administrative expense	11,352	10,488	9,881	10,313
Total real estate owned expense, net	1,057	(330)	(29)	14
Provision for income taxes	8,738	3,676	3,519	4,015
Net income	13,784	5,630	5,498	5,713
Basic earnings per share	$2.21	$0.91	$0.91	$0.98
Diluted earnings per share	$2.07	$0.86	$0.86	$0.93
2003
Interest income	$33,524	$27,911	$27,075	$27,467
Interest expense	8,433	7,873	7,115	7,446
Net interest income before provision for loan losses	25,091	20,038	19,960	20,021
Provision for loan losses	4,500	1,850	750	660
Non-interest income	12,536	1,241	777	686
General and administrative expense	10,117	8,917	8,958	8,723
Total real estate owned expense, net	143	51	609	409
Provision for income taxes	8,326	3,525	3,473	3,622
Net income	13,022	5,490	5,406	5,716
Basic earnings per share	$2.17	$0.91	$0.90	$0.94
Diluted earnings per share	$2.02	$0.85	$0.83	$0.87

Stock Repurchases

     The following table sets forth the repurchases of our common stock for the fiscal quarter ended December 31, 2004.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs(1)
October 1, 2004 to October 31, 2004	42,700	$47.78	42,700	249,865
November 1, 2004 to November 30, 2004	95,500	51.62	95,500	154,365
December 1, 2004 to December 31, 2004	49,273	55.57	49,273	105,092

Total	187,473	$51.78	187,473	105,092

(1)	The repurchases during October, November and December 2004 were made under the ninth extension of our stock repurchase program, which was announced on September 30, 2004. The extension authorized the repurchase of an additional 5% of the outstanding shares as of the authorization date. At December 31, 2004, 105,092 shares remained available for repurchase under the ninth extension. Subsequent to December 31, 2004, the tenth extension to the stock repurchase program for up to 5% of ITLA Capital’s outstanding shares of common stock was announced.

Item 6. Selected Financial Data

     The following condensed consolidated statements of operations and financial condition and selected performance ratios as of December 31, 2004, 2003, 2002, 2001, and 2000 and for the years then ended have been derived from our audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statement and Supplementary Data.”

	As of and for the years ended December 31,
	2004	2003	2002	2001	2000
	(in thousands except per share amount)
Condensed Consolidated Statements of Operations
Total interest income	$124,954	$115,977	$110,608	$123,095	$123,775
Total interest expense	41,418	30,867	37,322	63,863	68,642

Net interest income before provisions for loan losses	83,536	85,110	73,286	59,232	55,133
Provision for loan losses	4,725	7,760	9,030	4,575	4,775

Net interest income after provision for loan losses	78,811	77,350	64,256	54,657	50,358

Non-interest income	14,508	15,240	373	1,059	2,331

Non-interest expense:
Compensation and benefits	21,444	18,870	13,954	11,778	9,958
Occupancy and equipment	5,924	4,839	3,165	2,968	2,567
Other general and administrative expenses	14,666	13,006	9,913	8,072	9,529	(1)
Real estate owned expense, net	712	1,212	1,323	387	138

Total non-interest expense	42,746	37,927	28,355	23,205	22,192

Income before provision for income taxes and minority interest in income of subsidiary	50,573	54,663	36,274	32,511	30,497
Minority interest in income of subsidiary(2)(3)	—	6,083	3,481	2,967	478

Income before provision for income taxes	50,573	48,580	32,793	29,544	30,019
Provision for income taxes	19,948	18,946	12,788	11,393	11,880

NET INCOME	$30,625	$29,634	$20,005	$18,151	$18,139

BASIC EARNINGS PER SHARE	$5.04	$4.91	$3.35	$2.82	$2.57
DILUTED EARNINGS PER SHARE	$4.75	$4.55	$3.16	$2.72	$2.51
Dividends paid	$—	$—	$—	$—	$—

	As of and for the years ended December 31,
	2004	2003	2002	2001	2000
	(in thousands except per share amount)
Condensed Consolidated Statements of Financial Condition
Cash and cash equivalents	$87,580	$178,318	$160,848	$134,241	$70,950
Investment securities available for sale, at fair value	66,845	53,093	54,677	29,411	46,325
Investment securities held-to-maturity, at amortized cost	296,028	—	—	—	—
Stock in Federal Home Loan Bank	23,200	17,966	16,934	13,464	3,963
Loans, net	1,793,815	1,505,424	1,438,234	1,284,528	1,257,649
Interest receivable	10,695	8,958	9,158	11,144	11,821
Other real estate owned, net	—	7,048	12,593	13,741	2,250
Premises and equipment, net	6,645	5,766	4,197	2,177	2,690
Deferred income taxes	10,468	11,609	13,822	11,869	11,302
Goodwill	3,118	3,118	3,118	—	—
Other assets	19,677	26,915	8,384	7,733	8,193

Total Assets	$2,318,071	$1,818,215	$1,721,965	$1,508,308	$1,415,143

Deposit accounts	$1,432,032	$1,147,017	$1,065,911	$953,654	$1,015,699
Collateralized mortgage obligations	—	15,868	69,077	109,648	161,852
Federal Home Loan Bank advances and other borrowings	584,224	362,135	338,685	269,285	79,250
Account payable and other liabilities	20,491	19,696	10,006	9,674	11,269
Junior subordinated debentures (3)	86,600	86,600	—	—	—
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (3)	—	—	81,595	28,118	13,519
Shareholders’ equity	194,724	186,899	156,691	137,929	133,554

Total Liabilities and Shareholders’ Equity	$2,318,071	$1,818,215	$1,721,965	$1,508,308	$1,415,143

Book value per share	$35.09	$31.30	$27.11	$23.54	$20.05

(1)	Includes non-recurring expenses of $1,400 related to the consolidation of the Bank’s headquarters with ITLA Capital’s headquarters in La Jolla, California.

(2)	Represents accrued distributions payable on our trust preferred securities.

(3)	As a result of our adoption of revised Financial Interpretation No. 46 issued by the Financial Accounting Standards Board at December 31, 2003, we de-consolidated our trust subsidiaries which issued our trust preferred securities. The effect of this was to recognize investments in our trust subsidiaries in other assets, to report the amount of junior subordinated debentures we issued to these trusts as a liability in our consolidated balance sheets and, beginning on the date of adoption, to recognize the interest expense on the junior subordinated debentures in our consolidated statements of income. Prior to the de-consolidation, we reported our trust preferred securities in the mezzanine section of our balance sheet as “guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures” and recognized distributions paid to the holders of the trust preferred securities as “minority interest in income of subsidiary” in our consolidated statement of income. See Note 1 to our consolidated financial statements included in Item 8 of this report for further discussion.

	As of and for the years ended December 31,
	2004	2003	2002	2001	2000
Selected Performance Ratios
Return on average assets	1.47%	1.71%	1.41%	1.32%	1.47%
Return on average shareholders’ equity	15.44%	16.88%	13.56%	13.28%	13.95%
Net interest margin (1)	4.12%	5.03%	5.30%	4.33%	4.47%
Average interest earning assets to average interest bearing liabilities	127.50%	135.03%	113.94%	113.80%	113.49%
Efficiency ratio (2)	43.60%	37.79%	38.50%	38.49%	38.62%
Total recurring general and administrative expense to average assets	2.02%	2.29%	1.90%	1.66%	1.78%
Average shareholders’ equity to average assets	9.51%	11.16%	10.36%	9.93%	10.86%
Nonperforming assets to total assets	0.63%	0.86%	1.08%	1.92%	1.44%
Allowance for loan losses to loans held for investment, net (3)	1.94%	2.14%	2.31%	2.16%	2.12%
Allowance for loan loss to nonaccrual loans	242.17%	392.26%	555.61%	174.30%	149.85%
Net charge-offs (recoveries) to average loans held for investment, net	0.16%	0.52%	0.36%	0.39%	0.18%

(1)	Net interest margin represents net interest income divided by total average interest-earning assets.

(2)	Efficiency ratio represents non-interest expense divided by non-interest income and net interest income before provision for loan losses.

(3)	Loans before allowance for loan losses and net of unearned finance charges and loan fees.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Application of Critical Accounting Policies and Accounting Estimates

     The accounting and reporting policies followed by us conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While we base our estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

     We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting polices related to the allowance for loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. We also consider accounting policies related to stock-based compensation to be critical due to the continuously evolving standards, changes to which could materially impact the way we account for stock options. We also consider our accounting polices related to other real estate owned to be critical due to the potential significance of these activities and the estimates involved. Critical accounting policies, and our procedures related to these policies, are described in detail below. Also see Note 1 — Organization and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report.

     Allowance for Loan Losses (“ALL”). Our management assesses the adequacy of the ALL prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.

     We establish the ALL amount separately for two different risk groups (1) individual loans (loans with specifically identifiable risks); and (2) homogeneous loans (groups of loan with similar characteristics). We base the allocation for individual loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. We then assign each risk-rating grade a loss ratio, which is determined based on the experience of management and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or based on the underlying collateral value. Based on management’s experience, we also assign loss ratios to groups of loans. These loss ratios are assigned to the various homogenous categories of the portfolio.

     The level of the allowance also reflects management’s continuing evaluation of geographic and credit concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

     We test the ALL balance by comparing the balance in the ALL to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the ALL in its entirety. See the section captioned “Allowance for Loan Losses and Nonperforming Assets” elsewhere in this discussion for further details of the risk factors considered by management in estimating the necessary level of the allowance for loan losses.

     Stock-based Compensation. We currently account for stock-based employee compensation plans based on the “intrinsic value method” provided in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Because the exercise price of our employee and director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted.

     SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation.

The pro forma disclosures presented in Note 1 — Organization and Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included elsewhere in this report use the fair value method of SFAS No. 123 to measure compensation expense for stock-based employee compensation plans. The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. This model was developed for use in estimating the fair value of publicly traded options that have no vesting restrictions and are fully transferable. Additionally, the model requires the input of highly subjective assumptions. Because our employee and director stock options have characteristics significantly different from those of publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Scholes option-pricing model does not necessarily provide a reliable single measure of the fair value of our employee stock options.

     Other Real Estate Owned. Properties acquired through foreclosure, or in lieu of foreclosure, are transferred to the other real estate owned portfolio and initially recorded at estimated fair value less the estimated costs to sell the property. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or estimated fair value less the estimated costs of disposition. The fair value of other real estate owned is generally determined from appraisals obtained from independent appraisers.

Adoption and Pending Adoption of Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees and directors, including grants of employee and director stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS No. 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. We will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to us, SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after July 1, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of July 1, 2005 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123(R). The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Management is currently evaluating the effect of the adoption of SFAS No. 123(R) and can not currently quantify the impact, if any, on our results of operations or financial position. Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

     Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and we began presenting the new disclosure requirements in our consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004; however, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance.

     In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, which addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree’s allowance for loan losses is typically added to the acquirer’s allowance for loan losses. SOP 03-3 is effective for loans and debt securities acquired by us beginning January 1, 2005. The adoption of this new standard is not expected to have a material impact on our financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions for FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were adopted for all annual periods ending after December 15, 2002. Our implementation of the provisions of FIN 45 did not have a material impact on our financial statements.

     In January 2003, FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 establishes the criteria used to identify variable interest entities and to determine whether or not to consolidate a variable interest entity. We adopted FIN 46 at December 31, 2003. In accordance therewith, we deconsolidated our trust subsidiaries. The result was to recognize investments in the trusts in other assets, and to report the amount of subordinated debentures issued by us to the trusts in the liability section of our consolidated balance sheet. In addition, beginning January 1, 2004, we recognized the interest expense on the subordinated debentures in the consolidated statements of income. Prior to FIN 46, we consolidated our trust subsidiaries and reported trust preferred securities in the mezzanine section of our consolidated balance sheets and recognized the proportionate share of income attributable to the preferred shareholders as minority interest in income of subsidiary in the consolidated statements of income. The adoption of FIN 46, as revised, did not have a material impact on the results of operations or financial position, but did affect net interest income, our efficiency ratio and our net interest spread. As a result of the adoption of FIN 46 at December 31, 2003, financial information prior to the adoption has not been restated.

General

     The following discussion and analysis reviews the financial condition and results of our consolidated operations, including our consolidated subsidiaries: Imperial Capital Bank and Imperial Capital Real Estate Investment Trust.

     The following discussion and analysis is intended to identify the major factors that influenced our financial condition as of December 31, 2004 and 2003 and our results of operations for the years ended December 31, 2004, 2003 and 2002. Our primary business involves the acceptance of customer deposits and the origination and purchase of loans secured by income producing real estate, located predominately in California and, to a lesser extent, the origination of franchise and film finance loans.

     Consolidated net income in 2004 was $30.6 million, or $4.75 per diluted share, compared to $29.6 million, or $4.55 per diluted share in 2003 and $20.0 million, or $3.16 per diluted share in 2002. We expect that, as a result of the termination of the RAL program, income will be materially less in 2005 as compared to 2004 and 2003. The increase in net income in 2004 was primarily due to an increase in interest income earned to $125.0 million for 2004 as compared to $116.0 million in 2003, and a decline in provision for loan losses to $4.7 million for 2004 as compared to $7.8 million in 2003. These changes were partially offset by a $5.4 million increase in interest expense incurred on deposits and FHLB advances and other borrowings, as well as a $4.8 million increase in non-interest expense. Non-interest expense increased due to our investment in the national expansion of our small balance multi-family lending platform, which should increase our loan production capabilities.

     The increase in net income in 2003 as compared to 2002, was primarily due to an increase in net interest income to $85.1 million for 2003 as compared to $73.3 million in 2002, and an increase in non-interest income to $15.2 million for 2003 as compared to $373,000 for 2002. These increases were partially offset by a $9.6 million increase in non-interest expense, a $2.6 million increase in minority interest in income of subsidiary, and a $6.2 million increase in provision for income taxes.

     Total loan production including the unfunded portion of loans was $1.02 billion for the year ended December 31, 2004, as compared to $794.8 million and $666.9 million, respectively, for the years ended December 31, 2003 and 2002. Loan production in 2004 consisted of the origination and purchase of $634.8 million of commercial real estate loans, $238.0 million of small balance multi-family real estate loans, $92.2 million of film finance loans, and $52.1 million of franchise loans.

     Our average total assets increased approximately 20.5% during 2004 to $2.1 billion. Average cash and investment securities totaled $419.5 million in 2004 compared to $277.8 million in 2003, an increase of $141.6 million, or 51.0%. Average loans receivable totaled $1.6 billion in 2004 compared to $1.4 billion in 2003, an increase of $190.3 million, or 13.4%. Average interest bearing deposit accounts totaled $1.2 billion in 2004 compared to $1.0 billion in 2003, an increase of $216.2 million, or 21.4%. FHLB advances and other borrowings averaged $273.9 million in 2004, compared to $201.4 million in 2003, an increase of $72.5 million, or 36.0%. The average balance of the CMOs was $3.9 million during 2004 compared to $44.7 million in 2003 reflecting repayments of Imperial Capital REIT loans.

     The allowance for loan losses as a percentage of our total loans was 1.9 percent at December 31, 2004, as compared to 2.2 percent at December 31, 2003. During the year ended December 31, 2004, we had net charge-offs of $2.6 million, compared to $7.4 million during the same period last year.

     At December 31, 2004, shareholders’ equity totaled $194.7 million or 8.4 percent of total assets. During 2004, we continued our stock repurchase program with the implementation of our eighth and ninth extensions of the stock repurchase program. For the year ended December 31, 2004, we repurchased 678,601 shares at an average price of $44.72 per share. Since beginning share repurchases in April 1997, a total of 2,869,502 shares were repurchased returning approximately $67.2 million of capital to our shareholders at an average price of $23.43 per share. Through our stock repurchase program, approximately 97.0 percent of our contributed capital has been returned to shareholders. ITLA Capital’s book value per share of common stock was $35.09 as of December 31, 2004, an increase of 12.1 percent from $31.30 per share as of December 31, 2003. On March 9, 2005, we announced the tenth extension of the stock repurchase program for up to five percent of ITLA Capital’s outstanding shares of common stock.

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

	Years Ended December 31,
	2004			2003			2002
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Cash and investment securities	$419,452	$9,291	2.22%	$277,832	$5,399	1.94%	$77,384	$3,475	4.49%
Real estate loans (1)	1,318,607	93,955	7.13%	1,145,177	89,327	7.80%	1,083,645	91,066	8.40%
Real estate loans held at REIT (1)(4)	49,777	2,505	5.03%	97,698	5,980	6.12%	143,705	10,239	7.13%
Franchise loans (1)	125,280	8,608	6.87%	66,101	4,772	7.22%	60,492	4,479	7.40%
Entertainment finance loans (1)	96,227	7,040	7.32%	99,104	7,433	7.50%	18,060	1,349	7.47%
Commercial and other loans (1)	16,234	3,555	21.90%	7,732	3,066	39.65%	—	—	—

Total loans receivable	1,606,125	115,663	7.20%	1,415,812	110,578	7.81%	1,305,902	107,133	8.20%

Total interest earning assets	2,025,577	$124,954	6.17%	1,693,644	$115,977	6.85%	1,383,286	$110,608	8.00%

Non-interest earning assets	94,739			70,226			70,468
Allowance for loan losses	(35,214)			(33,508)			(30,071)

Total assets	$2,085,102			$1,730,362			$1,423,683

Liabilities and Shareholders’ Equity
Interest bearing deposit accounts:
Interest bearing demand accounts	$80,052	$1,409	1.76%	$12,571	$136	1.08%	$—	$—	—
Money market and passbook accounts	140,637	2,680	1.91%	162,638	2,551	1.57%	151,258	2,873	1.90%
Time certificates	1,003,555	23,827	2.37%	832,873	21,929	2.63%	780,168	26,476	3.39%

Total interest bearing deposit accounts	1,224,244	27,916	2.28%	1,008,082	24,616	2.44%	931,426	29,349	3.15%
Collateralized mortgage obligations	3,926	71	1.81%	44,767	1,076	2.40%	88,485	2,301	2.60%
FHLB advances and other borrowings	273,902	7,272	2.65%	201,419	5,175	2.57%	194,160	5,672	2.92%
Junior subordinated debentures	86,600	6,159	7.11%	—	—	—	—	—	—

Total interest bearing liabilities	1,588,672	$41,418	2.61%	1,254,268	$30,867	2.46%	1,214,071	$37,322	3.07%

Non-interest bearing demand accounts	8,023			2,973			—
Other non-interest bearing liabilities	290,077			297,549			62,080
Shareholders’ equity	198,330			175,572			147,532

Total liabilities and shareholders’ equity	$2,085,102			$1,730,362			$1,423,683

Net interest spread (2)			3.56%			4.39%			4.93%

Net interest income before provisions for loan losses		$83,536			$85,110			$73,286

Net interest margin (3)			4.12%			5.03%			5.30%

(1)	Before allowance for loan losses and net of deferred loan fees and costs. Net loan fee accretion of $1.8 million, $2.4 million and $1.7 million was included in net interest income for 2004, 2003 and 2002, respectively.

(2)	Average yield on interest-earning assets minus average rate paid on interest-bearing liabilities.

(3)	Net interest income divided by total average interest-earning assets.

(4)	During 2004, these loans were transferred from the ICCMAC Trust to Imperial Capital REIT. See “Item 1. Business- Imperial Capital Real Estate Investment Trust”.

     Our primary source of revenue is net interest income. Our net interest income is affected by (a) the difference between the yields recognized on interest earning assets, including loans and investments, and the interest rates paid on interest bearing liabilities, including deposits and borrowings, which is referred to as “net interest spread”, and (b) the relative amounts of interest earning assets and interest bearing liabilities. As of December 31, 2004, 2003 and 2002, our ratio of average interest earning assets to average interest bearing liabilities was 127.50%, 135.03% and 113.94%, respectively.

     The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in average interest earning asset and interest bearing liability balances and changes in average interest rates. The change in interest due to both volume and rate has been allocated to change due to volume and rate in proportion to the relationship of the absolute dollar amounts of each.

	2004 vs. 2003			2003 vs. 2002
	Increase (Decrease)			Increase (Decrease)
	Due to:			Due to:
	Volume	Rate	Total	Volume	Rate	Total
			(in thousands)
Interest and fees earned on:
Loans, net	$16,573	$(11,488)	$5,085	$9,563	$(6,118)	$3,445
Cash and investment securities	3,793	99	3,892	3,894	(1,970)	1,924

Total increase (decrease) in interest income	20,366	(11,389)	8,977	13,457	(8,088)	5,369

Interest paid on:
Deposit accounts	5,748	(2,448)	3,300	1,944	(6,677)	(4,733)
Collateralized mortgage obligations	(859)	(146)	(1,005)	(1,048)	(177)	(1,225)
FHLB advances and other borrowing	1,970	127	2,097	186	(683)	(497)
Junior subordinated debentures	6,159	—	6,159	—	—	—

Total increase (decrease) in interest expense	13,018	(2,467)	10,551	1,082	(7,537)	(6,455)

Increase (decrease) net interest income	$7,348	$(8,922)	$(1,574)	$12,375	$(551)	$11,824

2004 Compared to 2003

     Net interest income before provision for loan losses decreased to $83.5 million for the year ended December 31, 2004, compared to $85.1 million for the prior year, a decrease of 1.8%. The decrease was primarily caused by the effect of interest expense from our trust preferred securities as a result of the adoption of FIN 46 at December 31, 2003. The adoption of FIN 46 required that, beginning on January 1, 2004, we record the expense incurred on our junior subordinated debentures related to the trust preferred securities as interest expense in the consolidated statements of income. Prior period financial information has not been restated for the adoption of FIN 46, and as a result, amounts recorded relating to interest payments to the trusts were recorded as minority interest in income of subsidiary for all periods prior to January 1, 2004. Excluding the effect of the adoption of FIN 46, net interest income before provision for loan losses increased by $4.6 million, or 5.4 percent, as compared to 2003. This increase was primarily a result of an increase in the average balance of loans outstanding, reflecting an increase in loan production and a decline in loan prepayment speeds experienced during the year, an increase in the average balance of investments held-to-maturity, partially offset by a general decline in our net interest spread and an increase in the average balance of interest bearing liabilities. The decline in net interest spread primarily resulted from a decline in the yield of our loan portfolio as higher yielding loans were repaid and replaced by new loan production at lower current market interest rates and the addition of new borrowings at higher current market interest rates.

     The average yield on our total loan portfolio was 7.20% in 2004 compared to 7.81% in 2003. The average yield on our real estate loan portfolio was 7.18% in 2004 and 7.80% in 2003. Our commercial real estate loan portfolio is primarily composed of adjustable rate mortgages indexed to six month LIBOR with interest rate floors, below which the loan’s contractual interest rate may not adjust. Approximately 83.2% of our real estate loan portfolio was comprised of adjustable rate loans at December 31, 2004, and approximately 14.5% of the real estate loan portfolio was comprised of loans, which become adjustable rate loans after an initial fixed rate period of three or five years. Our adjustable rate loans generally re-price on a quarterly or semi-annual basis with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan. As of December 31, 2004, approximately $1.6 billion or 87.3% of our real estate loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. The inability of our real estate loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates. At December 31, 2004, the weighted average floor interest rate of our real estate loan portfolio was 6.32%. At that date, approximately $784.5 million or 49.2% of our real estate loan portfolio was at the floor interest rate. At December 31, 2004, 76.7% of the adjustable rate loans outstanding in our real estate loan portfolio had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on this portfolio was 11.25%.

     Interest expense on interest bearing liabilities increased $10.6 million, or 34.2%, to $41.4 million in 2004 compared to $30.9 million in 2003. The increase was primarily due to an increase of $6.2 million in interest expense caused by the adoption of FIN 46, discussed above, as well as an increase in interest expense on deposits and FHLB advances and other borrowings. Interest expense from deposit accounts increased $3.3 million, or 13.4%, to $27.9 million in 2004 compared to $24.6 million in 2003 due to the growth in interest bearing deposits during 2004 partially offset by a decline in the average rate paid on deposits as a result of lower current market interest rates as compared to the prior year. The average rate paid on deposits was 2.28% in 2004 compared to 2.44% in 2003.

     Interest expense from the CMOs decreased $1.0 million, or 93.4%, to $71,000 in 2004 as compared to $1.1 million in 2003. The decrease was primarily due to a decline in average balance of CMOs, as a result of the loan prepayment speeds experienced in 2004 related to the loans securing the CMOs. The average balance and average yield on the CMOs was $3.9 million and 1.81%, respectively, in 2004 as compared to $44.8 million and 2.40%, respectively, in 2003.

     Interest expense from FHLB advances and other borrowings increased $2.1 million to $7.3 million in 2004 compared to $5.2 million in 2003, due to an increase in the average balance and average rate paid on FHLB advances and other borrowings. The average balance of FHLB advances and other borrowings increased $72.5 million, or 36.0%, to $273.9 million in 2004 compared to $201.4 million in 2003. The average rate paid on FHLB advances and other borrowings was 2.65% in 2004 compared to 2.57% in 2003. We have used our borrowing capacity under our FHLB credit line, as well as our other borrowing facilities to fund loan production and the purchase of investments held-to-maturity.

Provision for Loan Losses

     Provision for loan losses decreased to $4.7 million in 2004 compared to $7.8 million in 2003. The current period provision for loan losses was recorded to provide reserves adequate to support the known and inherent risk of loss in the loan portfolio, and for specific reserves required at December 31, 2004. The decline in the provision for loan losses in 2004 as compared to 2003 reflects the overall geographic diversification of our real estate loan portfolio and the increase in our small balance multi-family loan portfolio caused by the national expansion of this lending platform. See also “Credit Risk Elements – Allowance for Loan Losses and Nonperforming Assets”.

Non-interest Income

     Non-interest income decreased $732,000 to $14.5 million in 2004 compared to $15.2 million in 2003. During 2004 and 2003, non-interest income primarily consisted of fee income earned in connection with the Bank’s RAL program with Household. During 2004, the Bank earned $9.3 million of net premiums on the sale of RAL loans and $4.6 million of processing and administrative fees. RAL income earned during 2003 was $9.0 million of net premiums on the sale of RAL loans and $4.6 million of processing and administrative fees, respectively. Because the RAL program related to the filing of income tax returns, transaction activity was concentrated during the tax season. This resulted in our earning substantially all of our RAL program income in the first quarters of 2004 and 2003. As a result of the termination of the RAL program, we expect non-interest income to be materially less in 2005.

Non-interest Expense

General and Administrative Expense

     General and administrative expenses increased to $42.0 million during 2004, compared to $36.7 million in 2003. The increase was attributable to the development and continued national expansion of the small balance multi-family real estate lending platform. During the current year, we opened twenty loan production offices, and to date, there are twenty-six loan production offices serving the Western United States, the Southeast region, the Mid-Atlantic region, the Ohio Valley, the Metro New York area and New England. Our efficiency ratio was 43.6 percent for the year ended December 31, 2004, compared to 37.8 percent for 2003, reflecting the national expansion of our small balance multi-family lending platform. Full time equivalent associates averaged 236 in 2004 compared to 209 in 2003.

Real Estate Owned Expense

     Real estate owned expense decreased to $712,000 in 2004 compared to $1.2 million in 2003. The decrease was primarily attributable to a $255,000 decrease in real estate owned expenses, caused by the decline in the average balance of other real estate owned (“OREO”) maintained during the year and an increase in gain on sale of OREO, net of $375,000, partially offset by an increase of $130,000 in the provision for losses on OREO. See also “Credit Risk Elements – Allowance for Loan Losses and Nonperforming Assets”.

Income Taxes

     Provision for income taxes increased to $19.9 million in 2004 compared to $18.9 million in 2003. The increase in provision for income taxes was due to the increase in taxable income earned in 2004. The effective tax rate was 39.44% and 39.00%, respectively, for 2004 and 2003. The effective tax rate differed from the applicable statutory federal tax rate due to state income taxes and the state income tax deduction for tax exempt income on loans located in designated redevelopment and enterprise zones and due to federal income tax credits received from a low income housing tax credit investment.

     At December 31, 2004, we had a net deferred tax asset of $10.5 million. The deferred tax asset related primarily to loan loss provisions recognized on our financial statements that have not yet been recognized on our income tax returns. During 2004, we had no deferred tax assets relating to net operating loss carry forward deductions. The deferred tax asset was considered fully realizable. Accordingly, no valuation allowance on the deferred tax asset was established in 2004.

Minority Interest in Income of Subsidiary

     Minority interest in income of subsidiary, consisting of accrued distributions payable on our trust preferred securities, was none in 2004 and $6.1 million in 2003. As discussed above, the adoption of FIN 46 required that, beginning January 1, 2004, we record the expense incurred on our junior subordinated debentures as interest expense on the consolidated statement of income. During 2004, we recorded $6.2 million of interest expense related to our junior subordinated debentures. See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements – Note 9”.

2003 Compared to 2002

     Net interest income before provision for loan losses increased to $85.1 million for the year ended December 31, 2003, compared to $73.3 million for the year ended December 31, 2002, an increase of 16.1%. This increase was due primarily to increased net interest income of the Bank offset by the decline in the net interest income of Imperial Capital REIT. The Bank’s net interest income improved primarily as a result of the increase in the average balance of loans outstanding and a decline in the average cost of funds due to its interest bearing liabilities repricing to lower market interest rates. The increase in the Bank’s net interest income was partially offset by a decline in the yield of its loan portfolio as higher yielding loans were repaid and replaced by new loan production at lower market interest rates. The net interest income of Imperial Capital REIT declined in 2003 as compared to 2002 primarily as a result of the reduction in the average balance of its loan portfolio, caused by a significant increase in loan prepayments, and a decline in its net interest spread due to its assets repricing to lower market interest rates slightly faster than its liabilities.

     The average yield on our total loan portfolio was 7.81% in 2003 compared to 8.20% in 2002. Our commercial real estate loan portfolio is primarily composed of adjustable rate mortgages indexed to six month LIBOR with interest rate floors, below which the loan’s contractual interest rate may not adjust. Approximately 95.4% of our real estate loan portfolio (including real estate loans held in trust) was comprised of adjustable rate mortgages at December 31, 2003. These adjustable rate mortgages generally re-price on a quarterly basis and, as of December 31, 2003, approximately $1.3 billion or 96.5% of our real estate loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. At December 31, 2003, the weighted average floor interest rate of our real estate loan portfolio was 6.83%. At that date, approximately $1.2 billion or 93.6% of our real estate loan portfolio was at the floor interest rate.

     Net interest income was also positively impacted by an increased interest income from cash and investment securities as a result of increased liquidity in connection with the Bank’s RAL program with Household.

     Interest expense on interest bearing liabilities decreased $6.5 million, or 17.3%, to $30.9 million in 2003 compared to $37.3 million in 2002 primarily due to a decrease in interest expense on deposits and CMOs. Interest expense from deposit accounts decreased $4.7 million, or 16.1%, to $24.6 million in 2003 compared to $29.3 million in 2002 due to decreases in the average rate paid on deposits as a result of lower market interest rates and the growth in retail non-interest bearing demand deposits in 2003. The average rate paid on deposits was 2.44% in 2003 compared to 3.15% in 2002.

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

Provision for Loan losses

     Provision for loan losses decreased to $7.8 million in 2003 compared to $9.0 million in 2002. The provision for loan losses in 2003 was recorded to provide reserves adequate to support the known and inherent risk of loss in the loan portfolio, and for specific reserves. See also “Credit Risk Elements – Allowance for Loan Losses and Nonperforming Assets”.

Non-interest Income

     Non-interest income increased $14.9 million to $15.2 million in 2003 compared to $0.4 million in 2002. The increase in non-interest income was due primarily to fee income earned in connection with the RAL program, consisting of approximately $9.0 million of net premiums on the sale of RAL loans and $4.6 million of processing and administrative fees. Because the RAL program related to the filing of income tax returns, transaction activity was concentrated during the tax season. This resulted in our earning substantially all of our RAL program income in the first quarter of 2003.

Non-interest Expense

General and Administrative Expense

     General and administrative expenses increased to $36.7 million for the year ended December 31, 2003, compared to $27.0 million for the year ended December 31, 2002. The increase was attributable to the acquisition of the Bank’s film finance division, the development of our small balance multi-family real estate lending platform, additions to our franchise loan origination staff, and certain infrastructure and personnel costs relating to the Bank’s charter conversion. Our efficiency ratio was 37.8 percent for the year ended December 31, 2003, compared to 38.5 percent for the year ended December 31, 2002. Full time equivalent associates averaged 209 in 2003 compared to 154 in 2002.

Real Estate Owned Expense

     Real estate owned expense decreased to $1.2 million in 2003 compared to $1.3 million in 2002. The decrease was primarily attributable to a $250,000 decrease in real estate owned expenses, partially offset by an increase of $74,000 in the provision for losses on OREO and a decrease of $65,000 in gain on sale of OREO, net. See also “Credit Risk Elements – Allowance for Loan Losses and Nonperforming Assets”.

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

     At December 31, 2003, we had a net deferred tax asset of $11.6 million. The deferred tax asset related primarily to loan loss provisions recognized on our financial statements that have not yet been recognized on our income tax returns. During 2003, we had no deferred tax assets relating to net operating loss carry forward deductions. The deferred tax asset was considered fully realizable. Accordingly, no valuation allowance on the deferred tax asset was established in 2003.

Minority Interest in Income of Subsidiary

     Minority interest in income of subsidiary, consisting of accrued distributions payable on our trust preferred securities, was $6.1 million in 2003 as compared to $3.5 million in 2002. The increase was due to the issuance of $55.0 million of variable rate cumulative trust preferred securities during the fourth quarter of 2002, which were outstanding for the entire year in 2003. See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements – Note 9”.

Financial Condition

At December 31, 2004 Compared with December 31, 2003

     Total assets increased by $500.0 million, or 27.5%, to $2.3 billion at December 31, 2004 compared to $1.8 billion at December 31, 2003. The increase in total assets was due primarily to a $288.4 million, or 19.2%, increase in our net loan portfolio to $1.8 billion at December 31, 2004 from $1.5 billion at December 31, 2003, and a $296.0 million increase in investments held-to-maturity. This increase was partially offset by a $90.7 million, or 50.9%, decrease in cash and cash equivalents. The increase in the loan portfolio was primarily due to the increased loan production and a decline in loan prepayment speeds experienced during 2004 as compared to 2003. The growth in assets was primarily funded by the increase in deposits of $285.0 million and an increase in FHLB advances and other borrowings of $222.1 million, partially offset by a decrease in CMOs outstanding of $15.9 million. The increase in shareholders’ equity was primarily due to the retention of net income, partially offset by the increase in treasury stock purchases of $30.3 million.

At December 31, 2003 Compared with December 31, 2002

     Total assets increased by $96.3 million, or 5.6%, to $1.8 billion at December 31, 2003 compared to $1.7 billion at December 31, 2002. This increase was primarily due to a $17.5 million, or 10.9%, increase in cash and cash equivalents to $178.3 million at December 31, 2003 from $160.8 million at December 31, 2002, and a $67.2 million, or 4.7%, increase in loans receivable, net to $1.5 billion at December 31, 2003 from $1.4 billion at December 31, 2002. The growth in assets was funded primarily by an increase in deposits of $81.1 million and in FHLB advances of $23.5 million. The increase in deposits was primarily related to an increase in interest bearing demand accounts of $38.5 million and an increase in time certificates of deposit of $45.5 million. CMOs decreased from $69.1 million at December 31, 2002 to $15.9 million at December 31, 2003, reflecting repayments on loans held by Imperial Capital REIT. Shareholders’ equity increased primarily due to the retention of $29.6 million of net income.

Loans Receivable, Net

     The following table shows the comparison of our loan portfolio by major categories as of the dates indicated.

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Real estate loans	$1,387,973	$1,196,729	$1,189,258	$1,191,688	$1,176,988
Construction loans	183,207	129,540	101,422	54,129	95,206

Total real estate loans	1,571,180	1,326,269	1,290,680	1,245,817	1,272,194
Film finance	99,729	98,630	119,283	—	—
Franchise loans	137,477	102,128	54,672	57,617	3,912
Commercial and other loans	11,931	6,869	4,314	—	—

	1,820,317	1,533,896	1,468,949	1,303,434	1,276,106
Unamortized premium	6,346	5,429	7,898	9,773	11,300
Deferred loan origination (fees) and costs	2,635	(500)	(5,604)	(2,029)	(2,571)

	1,829,298	1,538,825	1,471,243	1,311,178	1,284,835
Allowance for loan losses	(35,483)	(33,401)	(33,009)	(26,650)	(27,186)

	$1,793,815	$1,505,424	$1,438,234	$1,284,528	$1,257,649

The contractual maturities of our loan portfolio at December 31, 2004 are as follows:

	Loans Maturing in
		Between	Greater
	Less Than	One and	Than Five
	One Year	Five Years	Years	Total
		(dollars in thousands)
Real estate loans	$18,182	$160,624	$1,209,167	$1,387,973
Construction loans	69,995	71,189	42,023	183,207
Film finance	80,840	18,889	—	99,729
Franchise loans	—	5,914	131,563	137,477
Commercial and other loans	10,369	1,465	97	11,931

	$179,386	$258,081	$1,382,850	$1,820,317

Loans with fixed interest rates	$521	$36,412	$3,359	$40,292
Loans with variable interest rates	178,865	221,669	1,379,491	1,780,025

	$179,386	$258,081	$1,382,850	$1,820,317

Percentage with variable interest rates	99.7%	85.9%	99.8%	97.8%

     The table above should not be regarded as a forecast of future cash collections because a substantial portion of real estate loans may be renewed or repaid prior to contractual maturity and have adjustable interest rates.

     The following table sets forth certain information regarding the real property collateral securing our real estate loan portfolio as of December 31, 2004.

	Number		Percent				Non-
	of	Gross	of	Range of Principal Balance			Accrual
	Loans	Amount	Total	Min	Max	Average	Loans
	(dollars in thousands)
Income Producing Property Loans:
Multi-family (5 or more units)	1,299	$811,849	51.67%	$1	$7,188	$625	$838
Retail	97	114,037	7.26%	1	10,282	1,176	4,659
Office	79	128,023	8.15%	13	15,945	1,621	—
Hotel	26	72,065	4.59%	81	11,336	2,772	1,377
Industrial/warehouse	36	30,907	1.97%	7	3,994	859	—
Mixed-use	67	60,506	3.85%	13	8,000	903	103
Mobile home parks	60	45,711	2.91%	176	2,246	762	—
Assisted living	10	41,042	2.61%	316	8,532	4,104	—
Storage	11	37,047	2.36%	611	5,881	3,368	—
Other	69	41,535	2.64%	7	3,796	602	—

Total income producing	1,754	1,382,722	88.01%				6,977

Construction and Land:
Construction	49	183,207	11.66%	93	16,609	3,739	—
Land	2	1,931	0.12%	375	1,556	966	—

Total construction and land.	51	185,138	11.78%				—

Single-family mortgages:
Single-family (1-4 units)	8	3,320	0.21%	5	2,720	415	80

	1,813	$1,571,180	100.00%				$7,057

     The following table sets forth the location of the collateral for our real estate loan portfolios as of December 31, 2004.

	Number		Percent
	of	Gross	of
	Loans	Amount	Total
	(dollars in thousands)
Southern California:
Los Angeles County	655	$414,732	26.40%
San Diego County	58	69,469	4.42%
Riverside County	49	68,304	4.35%
San Bernardino County	51	41,446	2.71%
Orange County	46	42,532	2.64%
All Other Southern California Counties	11	22,590	1.43%

Total Southern California	870	659,073	41.95%

Northern California:
San Francisco County	45	86,757	5.52%
Sacramento County	16	15,635	1.00%
Alameda County	53	54,131	3.45%
Fresno County	48	25,285	1.61%
San Mateo County	9	20,084	1.28%
Contra Costa County	24	22,965	1.46%
Kern County	33	19,030	1.21%
Solano County	7	16,961	1.08%
All Other Northern California Counties	118	106,864	6.79%

Total Northern California	353	367,712	23.40%

Outside California:
Arizona	165	160,544	10.22%
Texas	76	59,797	3.81%
Washington	24	29,574	1.88%
Nevada	71	68,989	4.39%
Colorado	66	59,846	3.81%
Oregon	41	24,599	1.57%
Montana	2	11,643	0.74%
Utah	15	13,747	0.87%
Idaho	7	19,705	1.25%
Florida	21	23,650	1.51%
Georgia	15	12,807	0.82%
Other U.S. States	87	59,494	3.78%

Total Outside California	590	544,395	34.65%

	1,813	$1,571,180	100.00%

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

     The following table sets forth certain information with respect to our loan originations and purchases. Fundings related to the tax refund lending programs, and premiums paid and discounts taken on loans purchased in the secondary market are not included below.

	As of and for the Years Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Gross real estate loans originated	$721,090	$599,885	$412,332
Gross film finance loans originated	92,179	90,528	34,340
Gross franchise loans originated	52,145	50,333	—
Gross commercial and other loans originated	58,342	41,054	4,195
Gross film finance loans purchased	—	—	(1) 92,584
Gross franchise loans purchased	—	7,244	7,335
Gross real estate loans purchased	136,452	46,809	(1) 120,363

Total loan production	$1,060,208	$835,853	$671,149

Gross loans at end of period	$1,820,317	$1,533,896	$1,468,949
Gross loans weighted-average portfolio yield	7.20%	7.81%	8.20%
Average size of loans originated and retained in the Company’s portfolio	$919	$943	$1,062

(1)	Includes $36.8 million of gross real estate loans acquired in 2002 in connection with the acquisition of Asahi Bank of California and $92.6 million of film finance loans acquired in 2002.

Investment Securities

     At December 31, 2004, our investment securities totaled $362.7 million, or 15.65% of our total assets. Our investment securities, including the mortgage-backed securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors. It is our general policy to purchase U.S. Government securities and federal agency obligations and other investment grade securities. At December 31, 2004 our entire mortgage-backed securities portfolio consisted of securities issued by Fannie Mae. Our investment securities portfolio at December 31, 2004, contained neither securities of any issuer nor tax-exempt securities with an aggregate book value in excess of 10% of stockholders’ equity, excluding those issued by the United States Government, or its agencies, or Fannie Mae. See “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 3”.

     The following table shows the amortized cost and approximate fair value of investment securities at the dates indicated.

	December 31,
	2004		2003		2002
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
			(in thousands)
Investment securities available for sale
U.S. Government Agency	$61,637	$61,347	$47,749	$47,621	$48,698	$48,986
Residual interest in securitized loans	5,055	5,368	5,055	5,368	5,305	5,619
Equity securities	25	130	25	104	25	72

Total investment securities available for sale	$66,717	$66,845	$52,829	$53,093	$54,028	$54,677

Investment securities held-to-maturity
Mortgage-backed securities	$296,028	$295,226	$—	$—	$—	$—

     During the first quarter of 2002, we formed a limited liability company to issue $86.3 million of asset-backed notes in a securitization of substantially all of its residential loan portfolio. We recognized a gain of $3.7 million on the securitization of these loans which is included in other non-interest income within the consolidated statements of income for 2002. Concurrent with recognizing such gain on sale, we recorded a residual interest of $5.6 million, which represented the present value of future cash flows (spread and fees) that were anticipated to be received over the life of the loans. The residual interest is recorded on the consolidated balance sheets in the “Investment securities available for sale, at fair value”. The value of the residual interest is subject to substantial credit, prepayment, and interest rate risk on the sold residential loans. In accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the residual interest is classified as “available-for-sale” and, as such, recorded at fair value with the resultant changes in fair value recorded as unrealized gain or loss in a separate component of shareholders’ equity in “accumulated other comprehensive income or loss”, until realized. Fair value is determined on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the lives of the receivables using prepayment, default, and interest rate assumptions that we believe market participants would use for similar financial instruments.

     During 2004 and 2003, we recognized an other than temporary impairment of $1.0 million in connection with its residual interest. Impairments that are deemed to be other than temporary are charged to non-interest income. In evaluating impairments as other than temporary we consider credit risk, as well as the magnitude and trend of default rates and prepayment speeds of the underlying residential loans.

     At December 31, 2004 and 2003, key assumptions used to estimate the fair value of the residual interest based on projected cash flows, and the sensitivity of the value to immediate adverse changes in those assumptions were as follows:

	December 31, 2004	December 31, 2003
Dollars in thousands
Fair value of retained interest	$5,368	$5,368
Weighted average life (in years) – securities	0.68	0.90
Weighted average life (in years) – residual interest	3.61	4.47
Weighted average annual prepayment speed	26.5%	35.0%
Impact of 10% adverse change	$(236)	$(67)
Impact of 25% adverse change	$(630)	$(120)
Weighted average annual discount rate	15.0%	15.0%
Impact of 10% adverse change	$(243)	$(147)
Impact of 25% adverse change	$(588)	$(367)
Weighted average lifetime credit losses	25.0%	25.0%
Impact of 10% adverse change	$(262)	$(313)
Impact of 25% adverse change	$(700)	$(753)

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

     The following table indicates the composition of the investment security portfolio assuming these securities are held to maturity based on the final maturity of each investment. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to prepay obligations. Equity securities classified as available for sale have no maturity and are included in the due in one year or less column.

			Due after One		Due after Five
	Due in One		Year through		Years through		Due after
	Year or Less		Five Years		Ten Years		Ten Years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
December 31, 2004
Investment securities available for sale
U.S. Government Agency	$7,579	2.60%	$49,803	2.77%	$3,965	2.00%	$—	—
Equity securities	130	—	—	—	—	—	—	—
Residual interest in securitized loans	—	—	5,368	—	—	—	—	—

Total investment securities available for sale	$7,709		$55,171		$3,965		$—

Investment securities held-to-maturity
Mortgages-backed securities	$—	—	$—	—	$—	—	$296,028	4.11%

Liquidity and Deposit Accounts

     Liquidity refers to our ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans. We maintain a cash and investment securities portfolio designed to satisfy operating and regulatory liquidity requirements while preserving capital and maximizing yield. As of December 31, 2004 and 2003, the Bank’s liquidity ratios were 10.0% and 17.5%, respectively, exceeding the DFI regulatory requirement of 1.5%. In addition, our liquidity position is supported by a credit facility with the FHLB of San Francisco. As of December 31, 2004, we had remaining available borrowing capacity under this credit facility of $193.7 million, net of the $9.5 million of additional FHLB Stock that we would be required to purchase to support those additional borrowings, and $30.0 million of unused federal funds credit facilities under established lines of credit with two banks. Additionally, we have a $25.0 million revolving credit facility with an unaffiliated bank that expires on April 30, 2005. We intend on renewing this revolving credit facility when it matures.

     Total deposit accounts increased approximately $285.0 million to $1.4 billion at December 31, 2004 from $1.1 billion at December 31, 2003. The increase in deposits in 2004 was primarily related to an increase in time certificate of deposits of $231.1 million, an increase in interest bearing demand deposit accounts of $34.3 million and an increase in money market and passbook accounts of $15.6 million. Brokered deposits totaled $100.0 million and $126.8 million at December 31, 2004 and 2003, respectively. Total deposit accounts increased approximately $81.1 million to $1.15 billion at December 31, 2003 from $1.07 billion at December 31, 2002. In both 2004 and 2003, the funds provided from deposits were used primarily to fund the growth in our loan portfolio. Although we compete for deposits primarily on the basis of rates, based on our historical experience regarding retention of deposits, management believes that a significant portion of deposits will remain with us upon maturity on an ongoing basis.

     The following table sets forth information regarding deposits outstanding at the dates indicated.

	December 31,
	2004	2003	2002
	(in thousands)
Non-interest demand accounts	$13,108	$9,074	$—
Interest demand accounts	72,832	38,518	—
Money market and passbook accounts.	172,092	156,505	168,525
Time certificates under $100,000	703,493	564,207	521,404
Time certificates $100,000 and over	470,507	378,713	375,982

	$1,432,032	$1,147,017	$1,065,911

     The following table sets forth the maturities of certificates of deposit $100,000 and over at December 31, 2004 (in thousands):

Certificates of deposit $100,000 and over:
Maturing within three months	$114,692
After three but within six months	103,966
After six but within twelve months	177,232
After twelve months	74,617

$470,507

Off-Balance Sheet Arrangements

     In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in the financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used by us to meet the financing needs of our customers.

     Our off-balance sheet arrangements, which principally include lending commitments, are described below. At December 31, 2004, we also had a residual interest of $5.4 million in a qualified special purpose entity formed in 2002 to issue $86.3 million of asset-backed notes in a securitization of substantially all of our residential loan portfolio, and a $2.6 million equity interest in our deconsolidated trusts through which we have issued trust preferred securities. See Notes 9 and 11 of our consolidated financial statements included in Item 8 of this report.

     Lending Commitments. Lending commitments include loan commitments and unused lines of credit. The instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. We provide these lending commitments to customers in the normal course of business.

     At December 31, 2004, our approved loan origination commitments outstanding totaled $248.0 million. Unfunded commercial lines of credit totaled $1.3 million. These lines of credit are commitments for possible future extension of credit to existing customers. These lines of credit are typically uncollateralized and usually do not contain a specified maturity date.

     We apply essentially the same credit policies and standards as we do in the lending process when making these commitments. See Note 14 to the consolidated financial statements included in Item 8 of this report for additional information regarding lending commitments.

Contractual Obligations

     The following table shows our contractual obligations by expected payment period, as of December 31, 2004. Further discussion of these commitments is included in Notes 7, 9, 10, and 15 to the consolidated financial statements included in Item 8 of this report.

			After One	After Three
		One Year	Through	Through	More Than
	Total	or Less	Three Years	Five Years	Five Years
Contractual Obligations	(in thousands)
Long-term FHLB advances and other borrowings	$387,024	$68,100	$289,918	$29,006	$—
Junior subordinated debentures	86,600	—	—	—	86,600
Operating lease obligations	8,890	3,230	4,241	1,329	90
Deposits with stated maturity dates	1,174,000	988,928	161,696	22,166	1,210
Purchase obligations	1,837	805	1,032	—	—

	$1,658,351	$1,061,063	$456,887	$52,501	$87,900

     FHLB advances and other borrowings and junior subordinated debentures have defined terms and under certain circumstances are callable at the option of the lender.

     Operating leases represent obligations entered into by us for office facilities. Certain of these noncancelable operating leases contain rental escalation clauses based on increases in the consumer price index. At the end of the lease obligations, renewal options may be exercised by us for up to an additional ten years.

     Purchase obligations represent our contractual service and other operating and marketing obligations.

Capital Resources

     ITLA Capital, the Bank’s holding company, had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at December 31, 2004 of 12.3%, 13.7% and 16.0%, respectively, which represents $151.3 million, $143.2 million and $112.2 million, respectively, of capital in excess of the amount required to be “well capitalized” for bank holding company regulatory purposes. These ratios were 14.2%, 15.6% and 18.2%, respectively, as of December 31, 2003. Portions of our trust preferred securities presently qualify as Tier 1 and total risk-based capital. See Note 9 to our consolidated financial statements included in Item 8 of this report.

     The Bank had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at December 31, 2004 of 11.0%, 12.2% and 13.5%, respectively, which represents $121.2 million, $113.0 million and $63.1 million, respectively, of capital in excess of the amount required to be “well capitalized” for regulatory purposes. These ratios were 13.2%, 14.3% and 15.6%, respectively, as of December 31, 2003.

     Shareholders’ equity increased to $194.7 million at December 31, 2004 from $186.9 million at December 31, 2003. The increase was primarily due to the retention of $30.6 million of net income as retained earnings for the year and $7.6 million received from the exercise of employee stock options, partially offset by the purchase of $30.3 million of our common stock currently held as treasury stock. There were no dividends declared or paid by us during 2004.

Credit Risk Elements

Allowance for Loan Losses and Nonperforming Assets

     The following table provides certain information with respect to our total allowance for loan losses, including charge-offs, recoveries and selected ratios, for the periods indicated.

	As of and for the Years Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Balance at beginning of year	$33,401	$33,009	$26,650	$27,186	$19,895
Provision for loan losses	4,725	7,760	9,030	4,575	4,775
Addition due to purchase of the ICCMAC Trust	—	—	—	—	4,614
Additions due to acquisitions	—	—	2,048	—	—
Charge offs:
Real estate loans	(189)	(5,286)	(4,730)	(2,845)	(1,489)
Construction loans	—	—	—	(2,419)	(1,000)
Film finance loans	(2,180)	(800)	—	—	—
Franchise loans	—	(661)	—	—	—
Commercial and other loans	(1,121)	(700)	—	—	—

Total charge-offs	(3,490)	(7,447)	(4,730)	(5,264)	(2,489)

Recoveries:
Real estate loans	89	14	11	153	391
Commercial and other loans	758	65	—	—	—

Total recoveries	847	79	11	153	391

Net charge-offs	(2,643)	(7,368)	(4,719)	(5,111)	(2,098)

Balance at end of the year	$35,483	$33,401	$33,009	$26,650	$27,186

Average loans outstanding during the year	$1,606,125	$1,415,812	$1,305,902	$1,295,097	$1,147,602
Loans, net, at end of the year (1)	$1,829,298	$1,538,825	$1,471,243	$1,311,178	$1,284,835
Selected Ratios:
Net charge-offs to average loans outstanding.	0.16%	0.52%	0.36%	0.39%	0.18%
Net charge-offs to loans, net (1)	0.14%	0.48%	0.32%	0.39%	0.16%
Allowance for loan losses to loans, net (1)	1.94%	2.14%	2.31%	2.16%	2.12%
Allowance for loan losses to nonaccrual loans	242.17%	392.26%	555.61%	174.30%	149.85%

(1)	Loans, before allowance for loan losses and net of premium, deferred loan origination costs and deferred loan fees.

     The allowance for loan losses increased to $35.5 million or 1.94% of our total loan portfolio at December 31, 2004 from $33.4 million or 2.14% of our total loan portfolio at December 31, 2003. The increase in the allowance was due primarily to the growth in our loan portfolio, which increased $290.5 million in 2004 as compared to 2003. During 2004, we decreased our provision to $4.7 million compared to $7.8 million in 2003. The current period provision for loan losses was recorded to provide reserves adequate to support the known and inherent risk of loss in the loan portfolio, and for specific reserves required as of December 31, 2004. The decline in the provision for loan losses in 2004 as compared to 2003 reflects the overall geographic diversification of our real estate loan portfolio and the increase in our small balance multi-family loan portfolio caused by the national expansion of this lending platform.

     The allowance for loan losses increased to $33.4 million or 2.14% of our total loan portfolio at December 31, 2003 from $33.0 million or 2.31% of our total loan portfolio at December 31, 2002. The increase in the allowance was due primarily to the growth in our loan portfolio, which increased $120.6 million in 2003 as compared to 2002. During 2003, we decreased our provision to $7.8 million compared to $9.0 million in 2002. The 2003 provision for loan losses was recorded to provide reserves adequate to support the known and inherent risk of loss in the loan portfolio, and reflects the overall decline in total non-performing loans and other loans of concern from $41.4 million at December 31, 2002 to $39.8 million at December 31, 2003.

     The following table sets forth management’s historical allocation of the allowance for loan losses by loan or contract category and the percentage of gross loans in each category to total gross loans at the dates indicated.

	December 31,
	2004		2003		2002		2001		2000
	Allowance		Allowance		Allowance		Allowance		Allowance
	for loan	% of loans	for loan	% of loans	for loan	% of loans	for loan	% of loans	for loan	% of loans
Loan Category:	losses	(1)	losses	(1)	losses	(1)	losses	(1)	losses	(1)
Secured by real estate	$23,543	66%	$25,552	76%	$28,348	86%	$26,650	100%	$27,186	100%
Film finance	7,828	22%	4,354	13%	2,961	9%	—	—	—	—
Franchise	4,032	11%	3,185	10%	1,490	5%	—	—	—	—
Commercial and other	80	1%	340	1%	210	—	—	—	—	—

Total	$35,483	100%	$33,401	100%	$33,009	100%	$26,650	100%	$27,186	100%

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

     Management periodically assesses the adequacy of the allowance for loan losses by reference to many quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements:

•	general portfolio trends relative to asset and portfolio size;

•	asset categories;

•	potential credit and geographic concentrations;

•	delinquency trends and nonaccrual loan levels;

•	historical loss experience and risks associated with changes in economic, social and business conditions; and

•	the underwriting standards in effect when the loan was made.

     Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of nonperforming assets. The quantitative factors, included above, are utilized by our management to identify two different risk groups (1) individual loans (loans with specifically identifiable risks); and (2) homogeneous loans (groups of loan with similar characteristics). We base the allocation for individual loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. We then assign each risk-rating grade a loss ratio, which is determined based on the experience of management and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or based on the underlying collateral value. Based on management’s experience, we also assign loss ratios to groups of loans. These loss ratios are assigned to the various homogenous categories of the portfolio.

     The qualitative factors, included above, are generally utilized to identify other risks inherent in the portfolio and to determine whether the estimated credit losses associated with the current portfolio might differ from historical loss trends. We estimate a range of exposure for each qualitative factor and evaluate the current condition and trend of each factor. Based on this evaluation, we assign a positive, negative or neutral grade to each factor to determine whether the portion of the qualitative reserve is in the high, middle or low end of the range for each factor. Because of the subjective nature of these factors and the judgments required to determine the estimated ranges, the actual losses incurred can vary significantly from the estimated amounts.

     Management believes that our allowance for loan losses as of December 31, 2004 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

     The following table sets forth the delinquency status of our loan portfolios at each of the dates indicated.

	December 31,
	2004		2003		2002
		Percent of		Percent of		Percent of
		Gross		Gross		Gross
	Amount	Portfolio	Amount	Portfolio	Amount	Portfolio
			(dollars in thousands)
Period of Delinquency
30 – 59 days	$16,684	1.09%	$21,455	1.39%	$17,500	1.19%
60 – 89 days	6,018	0.39%	882	0.06%	148	0.01%
90 days or more	9,401	0.62%	8,515	0.55%	5,941	0.40%

Total loans delinquent	$32,103	2.10%	$30,852	2.00%	$23,589	1.61%

     The increase in total delinquent loans in 2004 was due primarily to an increase of $5.4 million of past due film finance loans, partially offset by a $3.3 million decrease in past due commercial real estate loans and an $800,000 decrease in past due franchise loans.

     We have established a policy that all loans greater than $2.5 million are reviewed annually. This review usually involves obtaining updated information about the collateral and source of repayment. In addition, independent outside consultants periodically review the Bank’s loan portfolio and report findings to management and the audit committee of the Board of Directors. Loans considered to warrant special attention are presented to the review and reserve committee, which meets at least monthly to review the status of classified loans, consider new classifications or declassifications, determine the need for and amount of any charge offs, and recommend to our executive committee of the Board of Directors the level of allowance for loan losses to be maintained. If management believes that the collection of the full amount of principal is unlikely and the value of the collateral securing the obligation is insufficient, the difference between the loan balance and the fair market value of the collateral are recognized by a partial charge-off of the loan balance to the collateral’s fair value. While real property collateral is held for sale, it is subject to periodic evaluation and/or appraisal. If an evaluation or appraisal indicates that the property will ultimately sell for less than our recorded value plus costs of disposition, the loss is recognized by a charge to allowance for other real estate owned losses.

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

     The following table sets forth our nonperforming assets by category and troubled debt restructurings as of the dates indicated:

	December 31,
	2004	2003	2002	2001	2000
		(dollars in thousands)
Nonaccrual loans:(1)
Real estate	$7,057	$4,686	$3,913	$13,690	$9,430
Construction	—	—	—	1,600	8,712
Franchise	3,874	799	1,986	—	—
Film finance	3,721	3,030	—	—	—
Other real estate owned, net	—	7,048	12,593	13,741	2,250

Total nonperforming assets	14,652	15,563	18,492	29,031	20,392
Accruing loans past-due 90 days or more with respect to principal or interest	—	—	—	—	9,765
Performing troubled debt restructurings	8,811	4,709	7,858	3,752	3,002

	$23,463	$20,272	$26,350	$32,783	$33,159

Nonaccrual loans to total gross loans	0.80%	0.55%	0.36%	1.17%	1.42%
Allowance for loan losses to nonaccrual loans	242.17%	392.26%	555.61%	174.30%	149.85%
Nonperforming assets to total assets	0.63%	0.86%	1.08%	1.92%	1.44%

(1)	Includes four loans with a net book balance of $7.9 million that were nonperforming troubled debt restructurings in 2004, three loans with a net book balance of $3.8 million that were nonperforming troubled debt restructurings in 2003 and one loan with net book balance of $1.4 million that was a nonperforming troubled debt restructuring in 2000.

     Gross interest income that would have been recorded on nonaccrual loans had they been current in accordance with original terms was $784,000 and $608,000 for the years ended December 31, 2004 and 2003, respectively. The amount of interest income on such nonaccrual loans included in net income for the years ended December 31, 2004 and 2003 was $63,000 and $290,000, respectively. For the years ended December 31, 2004 and 2003, $1.1 million and $775,000, respectively, of gross interest income would have been recorded had the restructured loans been current in accordance with their original terms compared to $734,000 and $696,000, respectively, of interest income that was included in net income for the same periods.

     In 2004, $1.8 million of new other real estate owned was acquired, $7.9 million of other real estate owned was sold, and a provision for other real estate owned of $1.0 million was recorded, resulting in no other real estate owned at December 31, 2004.

     As of December 31, 2004, we had loans with an aggregate outstanding balance of $37.1 million with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the non-accrual loan category.

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

     In evaluating our exposure to changes in interest rates, certain risks inherent in the method of analysis presented in the following tables must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees and at different times to changes in market rates. Additionally, loan prepayments and early withdrawals of time certificates could cause interest sensitivities to vary from those that appear in the following table. Further, certain assets, such as variable rate real estate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. The majority of our variable rate real estate loans may not adjust downward below their initial rate, with increases generally limited to maximum adjustments of 2% per year and up to 5% over the life of the loan. These loans may also be subject to prepayment penalties. At December 31, 2004, 43.9% of our variable rate loan portfolio would not adjust downward below the initial interest rate with the weighted-average minimum interest rate on this portfolio being 6.32% and 82.3% of the total loans outstanding had a lifetime interest rate cap, with the weighted-average lifetime interest rate cap on this portfolio being 11.25%. The anticipated effects of these various factors are considered by management in implementing interest rate risk management activities.

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

     The following table shows our estimated earnings sensitivity profile to immediate, parallel shifts in interest rates as of December 31, 2004:

Changes in	Percentage Change in
Interest rates	Net Interest Income
(Basis Points)	(12 Months)
+ 200 Over One Year	3.45%
+ 100 Over One Year	1.59%
- 100 Over One Year	-0.89%
- 200 Over One Year	1.51%

     Another tool used to identify and manage our interest rate risk profile is the static gap analysis. Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. Although our cumulative GAP position indicates an asset-sensitive position, our loan portfolio has reached floor interest rates in excess of current market rates to such an extent that a 50 basis point increase in rates does not cause our assets to reprice. Our liabilities within the cumulative GAP period reprice upward to market rates under this scenario causing compression of net interest income. In a declining rate environment, our liabilities will continue to reprice downward, while our loan portfolio remains at its floor rates, creating an increase in net interest income.

     The following table presents an estimate of our static GAP analysis as of December 31, 2004.

	Maturing or Repricing in
		After 3	After 1 Year
	3 months	Months But	But Within	After	Non-Interest
	or less	Within 1 year	5 Years	5 Years	Sensitive	Total
			(dollars in thousands)
Assets
Loans (1)	$979,622	$738,973	$92,763	$17,940	$—	$1,829,298
Cash and cash equivalents	78,171	—	—	—	9,409	87,580
Investment securities available for sale	18,787	17,214	30,691	—	153	66,845
Investment securities held-to-maturity	12,223	33,676	250,129	—	—	296,028
Noninterest-earning assets less allowance for loan losses and unearned fees	—	—	—	—	38,320	38,320

Total assets	$1,088,803	$789,863	$373,583	$17,940	$47,882	$2,318,071

Liabilities and Shareholders’ Equity
Time certificates under $100,000	$168,733	$421,063	$113,697	$—	$—	$703,493
Time certificates $100,000 and more	114,692	281,198	74,617	—	—	470,507
Money market and passbook accounts	172,092	—	—	—	—	172,092
Demand deposit accounts	72,832	—	—	—	13,108	85,940
FHLB advances and other borrowings	174,300	98,520	311,404	—	—	584,224
Other liabilities	—	—	—	—	20,491	20,491
Junior subordinated debentures	25,774	30,929	—	29,897	—	86,600
Shareholders’ equity	—	—	—	—	194,724	194,724

Total liabilities and shareholders’ equity	$728,423	$831,710	$499,718	$29,897	$228,323	$2,318,071

Net repricing assets over (under) repricing liabilities equals interest rate sensitivity GAP	$360,380	$(41,847)	$(126,135)	$(11,957)	$(180,441)

Cumulative interest rate sensitivity GAP	$360,380	$318,533	$192,398	$180,441	$—

Cumulative GAP as a percentage of total assets	15.5%	13.7%	8.3%	7.8%	—%

(1)	Adjustable rate loans consist principally of real estate secured loans with a maximum term of 30 years. Approximately 84.8% of these loans are generally adjustable on a quarterly or semi-annual basis, subject generally to a maximum increase of 2% annually and up to 5% for the life of the loan. Approximately 13.4% of these loans are fixed for an initial period of three to five years from origination, and then are adjustable on a quarterly or semi-annual basis based on changes in various indexes. Nonaccrual loans of approximately $14.7 million are assumed to reprice after five years.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

/s/ George W. Haligowski
George W. Haligowski
Chairman of the Board, President and
Chief Executive Officer

/s/ Timothy M. Doyle
Timothy M. Doyle
Senior Managing Director and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ITLA Capital Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that ITLA Capital Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that ITLA Capital Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ITLA Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004 of ITLA Capital Corporation and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, CA
March 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
ITLA Capital Corporation:

We have audited the accompanying consolidated balance sheets of ITLA Capital Corporation and subsidiaries (“the Company”), a Delaware corporation, as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITLA Capital Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ITLA Capital Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ Ernst &Young LLP

Los Angeles, California
March 8, 2005

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(in thousands except
	share amounts)
Assets
Cash and cash equivalents	$87,580	$178,318
Investment securities available for sale, at fair value	66,845	53,093
Investment securities held-to-maturity, at amortized cost (fair value approximates $295,226 in 2004)	296,028	—
Stock in Federal Home Loan Bank	23,200	17,966
Loans, net (net of allowance for loan losses of $35,483 and $33,401 in 2004 and 2003, respectively).	1,793,815	1,505,424
Interest receivable	10,695	8,958
Other real estate owned, net	—	7,048
Premises and equipment, net	6,645	5,766
Deferred income taxes	10,468	11,609
Goodwill	3,118	3,118
Other assets	19,677	26,915

Total assets	$2,318,071	$1,818,215

Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$1,432,032	$1,147,017
Federal Home Loan Bank advances and other borrowings	584,224	362,135
Collateralized mortgage obligations	—	15,868
Accounts payable and other liabilities	20,491	19,696
Junior subordinated debentures	86,600	86,600

Total liabilities	2,123,347	1,631,316

Commitments and contingencies (note 15)
Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital – common stock, $.01 par value; 20,000,000 shares authorized, 8,703,894 and 8,447,294 issued in 2004 and 2003, respectively	69,327	61,704
Retained earnings	196,032	165,407
Accumulated other comprehensive income, net	78	155

	265,437	227,266
Less treasury stock, at cost – 3,154,290 and 2,475,689 shares in 2004 and 2003, respectively	(70,713)	(40,367)

Total shareholders’ equity	194,724	186,899

Total liabilities and shareholders’ equity	$2,318,071	$1,818,215

See accompanying notes to the consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2004	2003	2002
	(in thousands except per
	share amounts)
Interest income:
Loans receivable, including fees	$115,663	$110,578	$107,133
Cash, cash equivalents and investment securities	9,291	5,399	3,475

Total interest income	124,954	115,977	110,608

Interest expense:
Deposit accounts	27,916	24,616	29,349
Federal Home Loan Bank advances and other borrowings	7,272	5,175	5,672
Collateralized mortgage obligations	71	1,076	2,301
Junior subordinated debentures	6,159	—	—

Total interest expense	41,418	30,867	37,322

Net interest income before provision for loan losses	83,536	85,110	73,286
Provision for loan losses	4,725	7,760	9,030

Net interest income after provision for loan losses	78,811	77,350	64,256

Non-interest income:
Premium on sale of loans, net	9,284	8,983	—
Late and collection fees	338	252	201
Other	4,886	6,005	172

Total non-interest income	14,508	15,240	373

Non-interest expense:
Compensation and benefits	21,444	18,870	13,954
Occupancy and equipment	5,924	4,839	3,165
Other	14,666	13,006	9,913

Total general and administrative	42,034	36,715	27,032

Real estate owned expense, net	127	382	632
Provision for losses on other real estate owned	1,000	870	796
Gain on sale of other real estate owned	(415)	(40)	(105)

Total real estate owned expense	712	1,212	1,323

Total non-interest expense	42,746	37,927	28,355

Income before provision for income taxes and minority interest in income of subsidiary	50,573	54,663	36,274
Minority interest in income of subsidiary	—	6,083	3,481

Income before provision for income taxes	50,573	48,580	32,793
Provision for income taxes	19,948	18,946	12,788

NET INCOME	$30,625	$29,634	$20,005

BASIC EARNINGS PER SHARE	$5.04	$4.91	$3.35

DILUTED EARNINGS PER SHARE	$4.75	$4.55	$3.16

See accompanying notes to the consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock
	Number of shares			Shareholders’ Equity
	Gross		Net	Contributed Capital				Accumulated
	Shares		Shares			Total		Other	Treasury
	Issued and	Treasury	Issued and	Share	Earned	Contributed	Retained	Comprehensive	Stock,
	Outstanding	Shares	Outstanding	Capital	Compensation	Capital	Earnings	Income (Loss)	At Cost	Total
	(in thousands except share amounts)
Balance at January 1, 2002	8,212,749	(2,354,056)	5,858,693	$56,569	$1,614	$58,183	$115,768	$(7)	$(36,015)	$137,929
Issuance of common stock - employee stock options	13,665	—	13,665	184	—	184	—	—	—	184
Earned compensation from Supplemental Executive Retirement Plan /Recognition and Retention Plan, net	—	—	—	—	474	474	—	—	—	474
Common stock repurchased	—	(93,600)	(93,600)	—	—	—	—	—	(2,343)	(2,343)
Net income	—	—	—	—	—	—	20,005	—	—	20,005
Other comprehensive income	—	—	—	—	—	—	—	442	—	442

Balance at December 31, 2002	8,226,414	(2,447,656)	5,778,758	56,753	2,088	58,841	135,773	435	(38,358)	156,691

Issuance of common stock-employee stock options	220,880	—	220,880	2,897	—	2,897	—	—	—	2,897
Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan, net	—	24,919	24,919	—	(34)	(34)	—	—	224	190
Common stock repurchased	—	(52,952)	(52,952)	—	—	—	—	—	(2,233)	(2,233)
Net income	—	—	—	—	—	—	29,634	—	—	29,634
Other comprehensive income	—	—	—	—	—	—	—	(280)	—	(280)

Balance at December 31, 2003	8,447,294	(2,475,689)	5,971,605	59,650	2,054	61,704	165,407	155	(40,367)	186,899

Issuance of common stock- employee stock options, net	256,600	—	256,600	7,477	—	7,477	—	—	—	7,477
Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan, net	—	—	—	—	146	146	—	—	—	146
Common stock repurchased	—	(678,601)	(678,601)	—	—	—	—	—	(30,346)	(30,346)
Net income	—	—	—	—	—	—	30,625	—	—	30,625
Other comprehensive income	—	—	—	—	—	—	—	(77)	—	(77)

Balance at December 31, 2004	8,703,894	(3,154,290)	5,549,604	$67,127	$2,200	$69,327	$196,032	$78	$(70,713)	$194,724

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Comprehensive Income
			Reclassification of
			Realized Gains
		Unrealized	Previously
		Gain (Loss)	Recognized in	Total
	Net	on Securities,	Comprehensive	Comprehensive
	Income	Net of Tax	Income, Net of Tax	Income
Balance at January 1, 2002
Issuance of common stock - employee stock options
Earned compensation from Supplemental Executive Retirement Plan /Recognition and Retention Plan, net
Common stock repurchased
Net income
Other comprehensive income	$20,005	$442	$—	$20,447

Balance at December 31, 2002
Issuance of common stock-employee stock options
Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan, net
Common stock repurchased
Net income
Other comprehensive income	$29,634	$(280)	$—	$29,354

Balance at December 31, 2003
Issuance of common stock- employee stock options, net
Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan, net
Common stock repurchased
Net income	$30,625	$(77)	$—	$30,548

Other comprehensive income
Balance at December 31, 2004

See accompanying notes to the consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$30,625	$29,634	$20,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,086	1,722	946
Amortization of premium on purchased loans	2,196	2,136	1,859
Amortization of deferred loan origination fees, net of costs	(1,794)	(2,390)	(1,688)
Provision for loan losses	4,725	7,760	9,030
Provision for losses on other real estate owned	1,000	870	796
Premium on sale of RAL loans, net	(9,284)	(8,983)	—
Deferred income tax expense (benefit)	1,198	2,399	(2,255)
Other, net	2,565	544	63
(Increase) decrease in interest receivable	(1,737)	200	1,986
Decrease (increase) in other assets	7,238	(13,795)	363
Increase (decrease) in accounts payable and other liabilities	795	9,690	(368)

Net cash provided by operating activities	39,613	29,787	30,737

Cash Flows From Investing Activities:
Proceeds from securitization and sale of real estate loans	—	—	98,155
Purchases of investment securities available for sale	(45,269)	(55,395)	(102,462)
Proceeds from the maturity and calls of investment securities available for sale	31,048	55,894	78,705
Purchases of investment securities held-to-maturity	(306,047)	—	—
Proceeds from the maturity and redemption of investment securities held-to-maturity	10,066	—	—
Purchase of stock in Federal Home Loan Bank	(4,462)	(479)	(3,470)
Purchase of loans	(139,486)	(54,053)	(90,909)
Origination of RAL loans	(12,949,433)	(11,387,171)	—
Proceeds from the participation in RAL loans	12,958,717	11,396,154	—
Increase in loans, net	(155,887)	(24,154)	(45,993)
Proceeds from sale of other real estate owned	8,318	8,226	3,972
Cash paid for capital expenditures	(2,965)	(3,291)	(2,859)
Cash paid to acquire Lewis Horwitz Organization, net	—	—	(93,042)
Cash paid to acquire Asahi Bank of California, net	—	—	(14,872)

Net cash used in investing activities	(595,400)	(64,269)	(172,775)

Cash Flows From Financing Activities:
Proceeds from exercise of employee stock options	4,159	2,897	184
Cash paid to acquire treasury stock	(30,346)	(2,233)	(2,343)
Repayment of Asahi repurchase agreement, net	—	—	(14,693)
Proceeds from issuance of trust preferred securities	—	—	53,348
Principal payments on collateralized mortgage obligations	(15,868)	(53,268)	(40,739)
Increase in deposit accounts	285,015	81,106	103,488
Net (repayments of) proceeds from short-term borrowings	(85,000)	64,000	9,700
Proceeds from long-term borrowings	363,689	16,000	109,700
Repayments of long-term borrowings	(56,600)	(56,550)	(50,000)

Net cash provided by financing activities	465,049	51,952	168,645

Net (decrease) increase in cash and cash equivalents	(90,738)	17,470	26,607
Cash and cash equivalents, beginning of period	178,318	160,848	134,241

Cash and cash equivalents, end of period	$87,580	$178,318	$160,848

Supplemental Cash Flow Information:
Cash paid during the period for interest	$40,759	$31,181	$36,753
Cash paid during the period for income taxes	$14,329	$19,965	$15,247
Non-cash Investing Transactions:
Loans transferred to other real estate owned	$1,855	$9,609	$3,515
Loans to facilitate the sale of other real estate owned	$1,759	$6,098	$2,860

See accompanying notes to the consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - ITLA Capital Corporation and subsidiaries (“ITLA Capital” or “the Company”) is primarily engaged in the origination of real estate loans secured by income producing real estate and, to a lesser extent, the origination of franchise, and film finance loans. Through our principal operating subsidiary, Imperial Capital Bank (“Imperial” or “the Bank”), the Company accepts deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) which are used primarily to fund the investment in variable rate loans. The Company also holds certain multi-family and commercial real estate loans through its subsidiary, Imperial Capital Real Estate Investment Trust (“Imperial Capital REIT”).

     In 2002, we formed ITLA Capital Statutory Trust III (“Trust III”), ITLA Capital Statutory Trust IV ( “Trust IV”), and ITLA Capital Statutory Trust V (“Trust V”), and in 2001 and 2000, we formed ITLA Capital Statutory Trust II (“Trust II”) and ITLA Capital Statutory Trust I (“Trust I”), respectively. Collectively, these trusts are referred to as the “Trusts.” The Trusts were established solely for the purpose of issuing Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Deferrable Interest Debentures (the “Trust Preferred securities”). As discussed further in the new accounting pronouncement section below, and in Note 9 - Junior subordinated debentures, the Company deconsolidated the Trusts as of December 31, 2003. As a result, at December 31, 2003, the Company recorded the $86.6 million of underlying debentures issued by the Company to the Trusts as “Junior subordinated debentures” and $2.6 million of the Company’s investment in the Trusts and $2.1 million of deferred debt issuance costs as “Other assets” in the consolidated balance sheet. As of January 1, 2004, amounts paid relating to the debentures were recognized as interest expense in the income statement. The entries recorded in connection with the deconsolidation of the Trusts are non-cash investing transactions for cash flow purposes.

     In November 2002, the Company entered into a strategic business relationship with various subsidiaries of Household International, Inc. (“Household”) relating to certain tax refund products. In connection with this relationship, the Bank originated tax refund anticipation loans (“RAL”) and sold Household a non-recourse participation interest representing substantially all of the outstanding loan balance. Under the agreement, Household supported the Bank’s credit administration, compliance, treasury, and accounting functions with a range of services relating to the administration of this program. Household also serviced the loans on behalf of the Bank. The Company also entered into an agreement in December 2002 with Household pursuant to which the Bank originated private label commercial revolving credit loans to small businesses. This agreement was for a two-year term. These loans were used primarily to fund purchases from major retailers. Pursuant to this agreement, the Bank sold Household a non-recourse participation interest representing substantially all of the outstanding loan balance. During 2004, Household and its affiliates terminated their RAL and private label commercial credit loan programs with the Bank.

     As of December 31, 2004 and 2003, the Bank had no tax refund anticipation loans (“RAL”) outstanding and none and $5.8 million, respectively, of private label commercial revolving loans outstanding. For the year ended December 31, 2004 and 2003, fee income earned in connection with the RAL program, consisted of approximately $9.3 million and $9.0 million, respectively, of net premiums on the sale of RAL loans and $4.6 million and $4.6 million, respectively, of processing and administrative fees. Because the RAL program related to the filing of income tax returns, transaction activity was concentrated during the tax season. This resulted in the Company earning substantially all of its RAL program income in the first quarter of each year.

     Imperial began operating as a California industrial bank in 1974, and became a publicly traded company in October 1995, when its shares were sold in an initial public offering. Imperial operates six retail branches in California and one branch in Nevada, along with twenty-six loan production offices serving the Western United States, the Southeast region, the Mid-Atlantic region, the Ohio Valley, the Metro New York area and New England.

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

     Investment Securities — Investment securities available for sale are carried at fair value with unrealized gains or losses reported net of taxes as a component of other comprehensive income (loss) until realized. Realized gains and losses are determined using the specific identification method. Investment securities held-to-maturity represent investments that the Company has the ability and intent to hold to maturity. These investments are reported at cost and are adjusted for the accretion and amortization of premiums and discounts on the effective interest method.

     Loans — Loans, which include real estate loans, franchise loans, film finance loans, and commercial and other loans, are generally carried at principal amounts outstanding plus purchase premiums, less charge-offs, net deferred loan origination fees and other unearned income. Deferred loan origination fees and other unearned income include deferred unamortized fees net of direct incremental loan origination costs. Interest income is accrued as earned. Net purchase premiums or discounts and deferred loan origination fees are amortized or accreted into interest income using the interest method. Premium on the sale of loans consists entirely of income earned in connection with the sale of refund anticipation loans to Household and recognized as income at the time the loans were purchased by Household.

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

     Allowance for Loan Losses — We maintain an allowance for loan losses at a level considered adequate to cover probable losses on loans. In evaluating the adequacy of the allowance for loan losses, management estimates the amount of the loss for each loan that has been identified as having more than standard credit risk. Those estimates give consideration to, among other factors, economic conditions, estimated real estate collateral value and cash flow, and the financial strength and commitment of the borrower or guarantors, where appropriate. Additionally, an estimate for loan loss is calculated for the remaining portion of the portfolio giving consideration to the Company’s historical loss experience in the portfolio, adjusted, as appropriate, for the estimated effects of current economic conditions and changes in the composition of the loan portfolio over time. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance, or portion thereof, has been confirmed.

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

     Premises and Equipment — Premises and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets ranging from three to twelve years. Amortization of leasehold improvements is calculated on the straight-line method over the shorter of the estimated useful lives of the assets or the corresponding contractual lease term, which does not generally include renewal options.

     Goodwill – The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002. The adoption of SFAS No. 142 ceased the amortization of goodwill and requires an annual assessment for impairment by applying a fair-value-based test. In connection with acquisitions discussed in Note 2, the Company recognized approximately $3.1 million of goodwill. In accordance with SFAS No. 142, the Company assesses the goodwill for impairment on an annual basis, or on an interim basis if events or circumstances indicate the fair value of the goodwill has decreased below its carrying value. As of December 31, 2004 and 2003, the Company evaluated its goodwill, and determined that no impairment was required.

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

     Earnings Per Share — Earnings per share (“EPS”) for all periods presented in the consolidated statements of income are computed in accordance with the provisions of SFAS No. 128 - “Earnings Per Share”, and are based on the weighted-average number of shares outstanding during each year. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the effect of common stock equivalents of the Company, which include only shares issuable on the exercise of outstanding options. A reconciliation of the computation of Basic EPS and Diluted EPS is presented in Note 17 — Earnings Per Share.

     Stock-Based Compensation — The Company’s stock-based compensation plan is accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25 - “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, no compensation expense is recognized for a stock option grant if the exercise price of the stock option at measurement date is equal to or greater than the fair market value of the common stock on the date of grant. The Company applies SFAS No. 123 for disclosure purposes only. SFAS No. 123 disclosures include pro forma net income and earning per share as if the fair value-based method of accounting had been used. If compensation had been determined based on SFAS No. 123, the Company’s pro forma net income and pro forma per share data would be as follows:

	For the Year Ended
	December 31,
	2004	2003	2002
	(in thousands, except per share data)
Net income, as reported	$30,625	$29,634	$20,005
Less: Stock-based employee compensation expense determined under the fair value method, net of tax	(775)	(1,440)	(1,076)

Pro forma net income	$29,850	$28,194	$18,929

Earnings per share:
Basic – as reported	$5.04	$4.91	$3.35
Basic – pro forma	$4.91	$4.68	$3.17
Diluted – as reported	$4.75	$4.55	$3.16
Diluted – pro forma	$4.63	$4.33	$2.99

     Comprehensive Income — Comprehensive income is displayed in the Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income and consists entirely of the change in net unrealized holding gain or loss on securities classified as available for sale, net of the related income tax effect.

     New Accounting Pronouncements — On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS No. 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. The Company will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after July 1, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of July 1, 2005 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123(R). The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Management is currently evaluating the effect of the adoption of SFAS No. 123(R) and can not currently quantify the impact, if any, on the Company’s results of operations or financial position. Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

     Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004; however, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance.

     In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, which addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree’s allowance for loan losses is typically added to the acquirer’s allowance for loan losses. SOP 03-3 is effective for loans and debt securities acquired by the Company beginning January 1, 2005. The adoption of this new standard is not expected to have a material impact on the Company’s financial statements.

     In November 2002, FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions for FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were adopted for all annual periods ending after December 15, 2002. Implementation of the provisions of FIN 45 did not have a material impact on the Company’s financial statements.

     In January 2003, FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 establishes the criteria used to identify variable interest entities and to determine whether or not to consolidate a variable interest entity. The Company adopted FIN 46 at December 31, 2003. In accordance therewith, the Company deconsolidated the Trusts. The result was to recognize investments in the Trusts in other assets, and to report the amount of subordinated debentures issued by the Company to the Trusts in the liability section of the Company’s consolidated balance sheet. In addition, beginning January 1, 2004, the Company recognized the interest expense on the subordinated debentures in the consolidated statements of income. Prior to FIN 46, the Company consolidated the Trusts and reported trust preferred securities in the mezzanine section of the Company’s consolidated balance sheets and recognized the proportionate share of income attributable to the preferred shareholders as minority interest in income of subsidiary in the consolidated statements of income. The adoption of FIN 46, as revised, did not have a material impact on the results of operations or financial position, but affected net interest income. As a result of the adoption of FIN 46 at December 31, 2003, financial information prior to the adoption has not been restated.

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

     On October 25, 2002, the Company acquired the operating assets and the performing film finance loan portfolio of the Lewis Horwitz Organization (“LHO”) in an all cash transaction valued at approximately $93.0 million. The Bank recorded $0.8 million of goodwill in connection with this acquisition. LHO is a lender to the independent film and television production industry. LHO operates as a division of the Bank. The purpose of this acquisition was to diversify the Bank’s lending products and expand its customer base. In 2004, LHO was newly branded Imperial Capital Bank Entertainment Finance (“ICBEF”).

     These acquisitions were accounted for in accordance with SFAS No. 141. The results of operations related to these entities are included in the consolidated statements of income from the date of each respective acquisition.

NOTE 3—INVESTMENT SECURITIES

     The amortized cost and fair value of investment securities as of December 31, 2004 and 2003 are as follows:

	Amortized	Fair	Gross Unrealized
	Cost	Value	Gains	Losses
		(in thousands)
December 31, 2004:
Investment securities available for sale:
U.S. Government Agency	$61,637	$61,347	$4	$294
Residual interest in securitized loans	5,055	5,368	313	—
Equity securities	25	130	105	—

Total investment securities available for sale	$66,717	$66,845	$422	$294

Investment securities held-to-maturity:
Mortgage-backed securities	$296,028	$295,226	$161	$963

December 31, 2003:
Investment securities available for sale:
U.S. Government Agency	$47,749	$47,621	$—	$128
Residual interest in securitized loans	5,055	5,368	313	—
Equity securities	25	104	88	9

Total investment securities available for sale	$52,829	$53,093	$401	$137

     At December 31, 2004, the carrying value of U.S. government agency securities available for sale consisted of $52.2 million of securities that mature within three years with an average yield of 2.79%, $5.4 million of securities that mature after three but within five years with an average yield of 3.09%, and $4.0 million of securities that mature after five years but within ten years with an average yield of 2.00%.

     At December 31, 2004, the remaining contractual maturity and weighted average life of the mortgage-backed securities held-to-maturity was approximately 29.6 and 5.1 years, respectively. The weighted average life of mortgage-backed securities differs from the contractual maturity due to anticipated principal prepayments.

     At December 31, 2003, the carrying value of U.S. government agency securities available for sale consisted of $21.0 million of securities that mature within three years with an average yield of 2.61%, and $26.7 million of securities that mature after three but within five years with an average yield of 3.15%.

     A total of 23 securities had unrealized losses at December 31, 2004. These securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 months		More than 12 months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(in thousands)
Investment securities available for sale
U.S. Government Agency	$39,787	$294	$—	$—	$39,787	$294

Investment securities held-to-maturity
Mortgage-backed securities	$198,888	$963	$—	$—	$198,888	$963

     Declines in the fair value of held-to-maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

     Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2004, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2004, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

     During 2004 and 2003, no securities were sold prior to their maturity or call date. There were no gross realized gains or losses on investment securities for the years ended December 31, 2004, 2003 and 2002.

NOTE 4—LOANS

     Loans consisted of the following:

	December 31,
	2004	2003
	(in thousands)
Real estate loans	$1,387,973	$1,326,269
Construction loans	183,207	129,540
Film finance loans	99,729	98,630
Franchise loans	137,477	102,128
Commercial and other loans	11,931	6,869

	1,820,317	1,533,896

Unamortized premium	6,346	5,429
Deferred loan origination fees and costs, net	2,635	(500)

	1,829,298	1,538,825
Allowance for loan losses	(35,483)	(33,401)

	$1,793,815	$1,505,424

     At December 31, 2004, approximately 88.0%, 11.8% and 0.2% of the Bank’s loans collateralized by real estate were secured by income producing properties, properties under development and residential one-to-four family properties, respectively. At December 31, 2004, approximately 65.4% of our loans secured by real estate were collateralized by properties located in California.

     At December 31, 2003, approximately 89.9%, 9.9% and 0.2% of the Bank’s loans collateralized by real estate were secured by income producing properties, properties under development and residential one-to-four family properties, respectively. At December 31, 2003, approximately 72.7% of our loans secured by real estate were collateralized by properties located in California.

     At December 31, 2004 and 2003, approximately $932.5 million and $791.8 million, respectively, of loans were pledged to secure a borrowing facility at the Federal Home Loan Bank (“FHLB”) of San Francisco.

     The following is the activity in the allowance for loan losses on loans for the periods indicated.

	As of and for the Years
	Ended December 31,
	2004	2003	2002
		(in thousands)
Balance at beginning of year	$33,401	$33,009	$26,650
Provision for loan losses	4,725	7,760	9,030
Additions related to acquisitions	—	—	2,048
Charge-offs:
Real estate loans	(189)	(5,286)	(4,730)
Film finance loans	(2,180)	(800)	—
Franchise loans	—	(661)	—
Commercial and other loans	(1,121)	(700)	—

Total charge-offs	(3,490)	(7,447)	(4,730)

Recoveries:
Real estate loans	89	14	11
Consumer loans	758	65	—

Total recoveries	847	79	11

Net charge-offs	(2,643)	(7,368)	(4,719)

Balance at end of year	$35,483	$33,401	$33,009

     As of December 31, 2004 and 2003, there were $200,000 and $800,000, respectively, of film finance loan charge-offs related to borrowers domiciled outside of the United States.

     As of December 31, 2004 and 2003, the accrual of income had been suspended on approximately $14.7 million and $8.5 million, respectively, of loans. Interest income that was contractually due on loans that were on nonaccrual status that was not recognized during the years ended December 31, 2004, 2003 and 2002 was approximately $784,000, $608,000, and $941,000, respectively.

     As of December 31, 2004 and 2003, restructured loans totaled $11.8 million and $8.4 million, respectively. There were no related commitments to lend additional funds on restructured loans. For the years ended December 31, 2004, 2003 and 2002, $1.1 million, $775,000, and $905,000, respectively, of gross interest income would have been recorded had the loans been current in accordance with their original terms compared to $734,000, $696,000, and $796,000, respectively, of interest income that was included in net income for the same periods. The average yield on restructured loans was 7.47% and 6.93%, respectively, at December 31, 2004 and 2003.

     The Bank’s recorded investment in impaired loans, and the related valuation allowance, was as follows:

	December 31, 2004		December 31, 2003
	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance	Investment	Allowance
		(in thousands)
Valuation allowance required	$7,904	$716	$6,255	$1,242
No valuation allowance required	10,726	—	6,830	—

Total impaired loans	$18,630	$716	$13,085	$1,242

     At December 31, 2004, $2.1 million of the impaired loans with a valuation allowance were on nonaccrual status. The average recorded investment in impaired loans for the years ended December 31, 2004, 2003 and 2002 was $19.5 million, $13.1 million, and $11.6 million, respectively. Interest income recognized on impaired loans for the years ended December 31, 2004, 2003 and 2002 was $430,000, $475,000, and $375,000, respectively.

     Loans having carrying values of $1.9 million and $9.6 million were transferred to OREO in 2004 and 2003, respectively.

     The following is a summary of the CMOs related to the real estate loans held at Imperial Capital REIT:

			Interest Rate
	Recorded Amount		Margin over 6 month
Class	December 31,		LIBOR	Rating
	2004	2003
	(in thousands)
S	$—	$190	zero coupon	AAA
B	—	1,146	0.88%	AA
C	—	14,539	1.55%	A

	—	15,875
Unamortized Discount	—	(7)

	$—	$15,868

     The interest rate on the variable rate CMOs adjusts monthly and the repayment of the bonds is based on the cash flows of the underlying loan portfolio. During 2004, the remaining balance of the CMOs was retired.

NOTE 5—OTHER REAL ESTATE OWNED

     Other real estate owned was stated as follows:

	December 31,
	2004	2003
	(in thousands)
Other real estate owned held for sale	$—	$7,548
Less: valuation allowance	—	(500)

Other real estate owned, net	$—	$7,048

     The activity in the valuation allowance for other real estate owned was as follows:

	As of and for the Years
	Ended December 31,
	2004	2003	2002
	(in thousands)
Balance at beginning of year	$500	$493	$374
Provision for losses on other real estate owned	1,000	870	796
Charge-offs on other real estate owned	(1,500)	(863)	(677)

Balance at end of year	$—	$500	$493

NOTE 6—PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization and consist of the following:

	December 31,
	2004	2003
	(in thousands)
Furniture, fixtures and equipment	$11,606	$9,542
Leasehold improvements	6,016	5,351
Automobiles	1,028	842

	18,650	15,735
Accumulated depreciation and amortization	(12,005)	(9,969)

	$6,645	$5,766

     Depreciation and amortization expense on premises and equipment for the years ended December 31, 2004, 2003 and 2002 was $2.1 million, $1.7 million, and $946,000, respectively.

NOTE 7—DEPOSIT ACCOUNTS

     Deposit accounts consist of the following:

	December 31,
	2004	2003
	(in thousands)
Non-interest demand accounts	$13,108	$9,074
Interest demand accounts	72,832	38,518
Money market and passbook accounts	172,092	156,505
Time certificates under $100,000	703,493	564,207
Time certificates $100,000 and over	470,507	378,713

	$1,432,032	$1,147,017

     Demand deposit accounts have no contractual maturity. Interest bearing demand accounts paid interest at rates ranging from 1.60% to 2.25% per annum in 2004. The weighted average contractual interest rate of the Bank’s interest-bearing demand deposit accounts was 2.13% and 1.86% at December 31, 2004 and 2003, respectively. Money market and passbook accounts have no contractual maturity and paid interest at rates ranging from 1.57% to 2.31% per annum in 2004. The weighted average contractual interest rate of the Bank’s money market and passbook accounts was 2.31% and 1.63% at December 31, 2004 and 2003, respectively. Additionally, some money market accounts have limited checking features which allow three check withdrawals per month. Time certificates have maturities ranging from 3 months to five years and bear interest at varying rates based on market conditions, ranging from 2.21% to 2.63% per annum in 2004. The weighted average contractual interest rate of the Bank’s time certificate accounts was 2.63% and 2.24% at December 31, 2004 and 2003, respectively.

     Interest expense on time certificates $100,000 and over for the years ended December 31, 2004, 2003 and 2002 amounted to approximately $10.0 million, $8.7 million, and $9.0 million, respectively.

     The Bank is a member of the FDIC and its deposits are insured up to $100,000 each per insured depositor.

     As of December 31, 2004, the contractual maturities of time certificate accounts were as follows:

Year of Maturity	Amount
(in thousands)
2005	$988,928
2006	114,361
2007	47,335
2008	18,138
2009	5,238

$1,174,000

NOTE 8 — LINES OF CREDIT

     As of December 31, 2004 and 2003, the Bank had uncommitted, unsecured lines of credit with two unaffiliated financial institutions renewable daily in the amount of $30.0 million. There were no borrowings against these lines during the years ended December 31, 2004 and 2003.

     The Company also has a $25.0 million revolving credit facility with an unaffiliated financial institution. The facility matures on April 30, 2005. There were no borrowings against this line of credit during the year ended December 31, 2004.

NOTE 9 — JUNIOR SUBORDINATED DEBENTURES

     The Company has created five trusts, Trust I, Trust II, Trust III, Trust IV, and Trust V. Trust I issued $14.0 million of 10.60% cumulative trust preferred securities in September 2000, Trust II issued $15.0 million of 10.20% cumulative trust preferred securities in February 2001, Trust III issued $20.0 million of variable rate cumulative trust preferred securities in October 2002, Trust IV issued $10.0 million of variable rate cumulative trust preferred securities in December 2002, and Trust V issued $25.0 million of variable rate cumulative trust preferred securities in December 2002 (referred to collectively as the “Trust Preferred securities”). ITLA Capital has fully and unconditionally guaranteed the Trust Preferred securities along with all obligations of each trust under their respective trust agreements. Each trust was formed for the exclusive purpose of issuing their respective Trust Preferred securities and common securities and using the proceeds to acquire ITLA Capital’s junior subordinated deferrable interest debentures. Trust I acquired an aggregate principal amount of $14.4 million of ITLA Capital’s 10.60% junior subordinated deferrable interest debentures due September 7, 2030 that pay interest each March 7 and September 7 during the term of this security. Trust II acquired an aggregate principal amount of $15.5 million of ITLA Capital’s 10.20% junior subordinated deferrable interest debentures due February 22, 2031 that pays interest each February 22 and August 22 during the term of this security. Trust III acquired an aggregate principal amount of $20.6 million of ITLA Capital’s variable rate junior subordinated deferrable interest debentures due October 30, 2032 that pays interest on each April 30 and October 30 during the term of the security. Trust IV acquired an aggregate principal amount of $10.3 million of ITLA Capital’s variable rate junior subordinated deferrable interest debentures due December 10, 2032 that pays interest each June 15 and December 15 during the term of the security. Trust V acquired an aggregate principal amount of $25.8 million of ITLA Capital’s variable rate junior subordinated deferrable interest debentures due December 26, 2032 that pays interest quarterly on March 26, June 26, September 26, and December 26 during the term of the security. The sole assets of each trust are the debentures it holds. Each of the debentures is redeemable, in whole or in part, at ITLA Capital’s option on or after ten years after issuance for Trust I and Trust II (at declining premiums during the 11th through the 20th year after issuance and at par during the 21st year and thereafter until maturity), and five years after issuance for Trust III, Trust IV, and Trust V (at par until maturity). Each of the debentures is also redeemable, in whole and not in part, at ITLA Capital’s option any time prior to maturity, upon the occurrence of certain special events, which include, among others, a determination by the Federal Reserve Board that the Trust Preferred securities do not qualify as Tier 1 capital (discussed below).

     The Company used the proceeds from the debentures for general corporate purposes, including an aggregate of $81.3 million in capital contributions to the Bank to support future growth. The costs associated with the Trust Preferred securities issuance were netted with proceeds and are being amortized using a method that approximates the interest method over a period of five to ten years.

     Prior to the adoption of FIN 46, the Trust Preferred securities were reflected on the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Deferrable Interest Debentures” and distributions paid on the Trust Preferred securities were reflected as “Minority interest in income of subsidiary” in the Consolidated Statements of Income. The recorded balance of Trust Preferred securities was $81.6 million at December 31, 2002. Minority interest in income of subsidiary was $6.1 million, and $3.5 million for the years ended December 31, 2003 and 2002, respectively. At December 31, 2003, upon adoption of FIN 46, the Company was required to deconsolidate the Trusts from its financial statements. As a result of the deconsolidation, the debentures are included in “Junior subordinated debentures” and the Company’s investment interests in the Trusts and deferred debt issuance costs are included in “Other assets” on the Consolidated Balance Sheets at December 31, 2004. In addition, beginning January 1, 2004, the Company is recognizing the interest expense on the subordinated debentures. For the year ended December 31, 2004, interest expense incurred in connection with subordinated debentures was $6.2 million.

     The trust preferred securities qualify as Tier 1 capital for ITLA Capital to the extent permitted under Federal Reserve Board regulations. See “Note 16 – Regulatory Requirements.”

NOTE 10 — FHLB ADVANCES AND OTHER BORROWINGS

     FHLB advances represent $492.4 million of collateralized obligations with the FHLB of San Francisco. Other borrowings consist of $91.8 million of securities sold under agreements to repurchase, which mature within one to three years. FHLB Advances and other borrowings are summarized by contractual maturity as follows:

Year of Maturity	Amount
(in thousands)
2005	$265,300
2006	143,934
2007	145,984
2008	13,389
2009	15,617

$584,224

     The Company has pledged real estate loans with a carrying value of $932.5 million to secure FHLB Advances and investment securities held-to-maturity with a carrying and fair value of $296.0 million and $295.2 million, respectively, to secure securities sold under agreements to repurchase. The total FHLB borrowing capacity available from the collateral that has been pledged is approximately $788.6 million, of which $193.7 million remained available to borrow as of December 31, 2004.

     The following table represents a summary of short and long-term borrowings for the periods indicated:

	December 31,
	2004	2003	2002
	(dollars in thousands)
Short-Term Borrowings:
Maximum amount outstanding at any month-end during the year	$199,000	$251,000	$187,000
Weighted-average daily balance outstanding	$91,316	$54,388	$70,964
Weighted-average rate paid during the year	1.53%	1.13%	1.83%
Weighted-average rate on balance at year-end	2.37%	1.01%	1.23%
Balance at year-end	$166,000	$251,000	$187,000
Interest expense	$1,664	$753	$1,274

Long-Term Borrowings:
Maximum amount outstanding at any month-end during the year	$418,224	$165,985	$269,685
Weighted-average daily balance outstanding	$170,906	$146,009	$124,323
Weighted-average rate paid during the year	3.28%	3.03%	3.54%
Weighted-average rate on balance at year-end	3.16%	3.23%	2.92%
Balance at year-end	$418,224	$111,135	$151,685
Interest expense	$5,608	$4,422	$4,398

NOTE 11 – RESIDUAL INTEREST IN SECURITIZED LOANS

     During the first quarter of 2002, the Company formed a qualified special purpose entity (“QSPE”) to issue $86.3 million of asset-backed notes in a securitization of substantially all of the Company’s residential loan portfolio. The Company recognized a gain of $3.7 million on the securitization of these loans, which was included in other non-interest income within the consolidated statement of income. Concurrent with recognizing the sale, the Company recorded a residual interest of $5.6 million, which represented the present value of future cash flows (spread and fees) that are estimated to be received over the life of the loans. The residual interest is recorded on the consolidated balance sheet in “Investment securities available for sale, at fair value”. The value of the residual interest is subject to substantial credit, prepayment, and interest rate risk on the sold residential loans. The residual interest is classified as “available for sale” and, as such, recorded at fair value with the resulting changes in fair value recorded as accumulated unrealized gain or loss in a separate component of shareholders’ equity until realized. Fair value is estimated on a monthly basis using a discounted cash flow analysis. These cash flows are estimated over the lives of the receivables using prepayment, default, and interest rate assumptions that management believes market participants would use for similar financial instruments.

     During 2004 and 2003, the Company recognized an other than temporary impairment of $1.0 million each year on the residual interest. Impairments that are deemed to be other than temporary are charged to non-interest income. In evaluating impairments as other than temporary the Company considers credit risk, as well as the magnitude and trend of default rates and prepayment speeds of the underlying residential loans .

     At December 31, 2004 and 2003, key economic assumptions and the sensitivity of the current fair value of the residual interest based on projected cash flows to immediate adverse changes in those assumptions are as follows:

Dollars in thousands	December 31, 2004	December 31, 2003
Fair value of retained interest	$5,368	$5,368
Weighted average life (in years) – securities	0.68	0.90
Weighted average life (in years) – residual interest	3.61	4.47
Weighted average annual prepayment speed	26.5%	35.0%
Impact of 10% adverse change	$(236)	$(67)
Impact of 25% adverse change	$(630)	$(120)
Weighted average annual discount rate	15.0%	15.0%
Impact of 10% adverse change	$(243)	$(147)
Impact of 25% adverse change	$(630)	$(367)
Weighted average lifetime credit losses	25.0%	25.0%
Impact of 10% adverse change	$(262)	$(313)
Impact of 25% adverse change	$(700)	$(753)

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

NOTE 12 — BENEFIT PLANS

     Salary Savings Plan. The Company has a salary savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may contribute a portion of their pretax earnings, not to exceed the annual limits established by the Internal Revenue Service. We match 50% of each employee’s salary deferral, up to a maximum 6% of the employee’s salary. Employees vest in employer contributions and the earnings thereon over a five-year period. Matching contributions to the Savings Plan were $458,000, $357,000, and $189,000 in 2004, 2003 and 2002, respectively.

     Nonqualified Deferred Compensation Plans. The Company has deferred compensation plans designed to provide additional retirement benefits for certain officers and key employees who cannot take full advantage of the Savings Plan. There were no costs associated with these deferred compensation plans in 2004, 2003 and 2002.

     Long-Term Supplemental Executive Retirement Plan. The Company has adopted a Long-Term Supplemental Executive Retirement Plan (the “SERP”) for certain officers and key employees which provides for participants to be awarded shares of common stock of the Company on a tax deferred basis from the current Recognition and Retention Plan (“RRP”) previously approved by the shareholders. Such shares vest in three-year cycles or earlier at the discretion of the Compensation Committee of the Board of Directors, and once vested, may be distributed to participants upon a change in control or the participant’s death, disability, retirement date or date of termination of employment. During 1998, the Company issued shares of common stock, representing the remaining number of unissued shares authorized to be awarded under the RRP, to a Rabbi Trust managed by a third-party financial institution. For 2004, 2003 and 2002, 23,198, 21,158 and 20,880 shares, respectively, were allocated to designated SERP accounts for the future benefit of certain Company executives. The Company recognized $144,000, $189,000, and $476,000 of compensation expense from the SERP/RRP in 2004, 2003 and 2002, respectively.

     Stock Plans. The Company adopted an employee stock incentive plan and stock option plan for nonemployee directors (collectively, “the Stock Plan”) which provides for the award of up to 1,311,500 shares of common stock to officers, directors and employees as compensation for future services, not to exceed a combined 550,000 shares during 1995, the first year of the Stock Plan, with annual awards thereafter limited to 100,000 additional shares. An amendment to the Stock Plan increasing the number of shares authorized for award under the Stock Plan by 311,500 shares was approved by the Company’s shareholders on June 29, 2001. As of December 31, 2004, the Company has granted an aggregate of 1,568,250 options under the Stock Plan, of which 583,894 have been exercised and 392,017 have been forfeited. The exercise price per share of the options granted ranges from $10.00 to $48.26 per share and generally vest 33-1/3% per year, beginning with the first anniversary of the date of each individual grant.

     The number of options and weighted-average exercise prices of options for each of the following groups of options, for the periods indicated, are as follows:

			Weighted-Average
	Number of Options		Exercise Price
	2004	2003	2004	2003
Options outstanding at the beginning of the year	852,783	1,067,000	$18.35	$16.86
Options granted during the year	13,500	24,000	$40.27	$38.37
Options exercised during the year	(256,600)	(220,880)	$16.21	$13.12
Options forfeited during the year	(17,344)	(17,337)	$30.94	$24.92

Options outstanding at the end of the year	592,339	852,783	$19.41	$18.35

Options exercisable at the end of the year	507,070	638,238	$17.53	$15.17

     The fair value of each option grant was estimated on the date of grant using an option pricing model with the following weighted-average assumptions for option grants:

	Weighted-Average Assumptions for Option
	Grants
	2004	2003	2002
Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility	36.17%	36.36%	31.36%
Risk-Free Interest Rates	4.12%	4.05%	4.74%
Expected Lives	Seven Years	Seven Years	Seven Years
Weighted-Average Fair Value	$18.44	$17.66	$11.93

NOTE 13 — INCOME TAXES

     Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
	(in thousands)
Components of the deferred tax asset:
Allowance for loan losses	$14,487	$13,339
Accrued expenses	2,555	2,103
State income taxes	1,230	1,262
Other real estate owned	—	460
Other	20	278

Total deferred tax assets	18,292	17,442

Components of the deferred tax liability:
Deferred loan origination costs	5,447	3,723
FHLB stock dividends	2,323	1,999
Unrealized gain on investment securities available for sale	54	111

Total deferred tax liabilities	7,824	5,833

Net deferred tax asset	$10,468	$11,609

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

A summary of the provision for income taxes follows:

	Years Ended December 31,
	2004	2003	2002
		(in thousands)
Current provision:
Federal	$13,945	$13,131	$11,127
State	4,805	3,416	3,916

	18,750	16,547	15,043

Deferred provision (benefit):
Federal	902	1,835	(462)
State	296	564	(1,793)

	1,198	2,399	(2,255)

	$19,948	$18,946	$12,788

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2004	2003	2002
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	7.0%	7.0%	7.0%
State income tax credit and other benefits	(2.6)%	(3.0)%	(3.0)%

Effective income tax rate	39.4%	39.0%	39.0%

     The income tax benefit (expense) component of other comprehensive income was $57,000, $186,000, and $(302,000) for the years ended December 31, 2004, 2003 and 2002, respectively. During 2004, the Company recognized a $3.3 million income tax benefit related to the exercise of employee stock options. The benefit was recorded in contributed capital within the consolidated balance sheets. No income tax benefits related to the exercise of employee stock options were recorded in December 31, 2003 and 2002.

NOTE 14 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

     We have exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit. This exposure is represented by the contractual amount of those instruments and the Company uses the same lending policies for these instruments as it does for the loan portfolio. We had outstanding unfunded loan commitments, consisting primarily of the unfunded portion of construction and film finance loans, of approximately $248.0 million and $153.5 million at December 31, 2004 and 2003 respectively.

     Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible extensions of future extensions of credit to existing customers. These lines of credit are typically uncollateralized and usually do not contain a specific maturity date and may not be drawn upon to the total extent to which the Company is committed. We had outstanding commercial lines of credit totaling $1.3 million and $66.1 million at December 31, 2004 and 2003, respectively.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Commitments

     We lease office facilities under noncancelable operating leases. Estimated future minimum lease payments required under leases with initial or remaining noncancelable terms in excess of one year at December 31, 2004 are as follows:

(in thousands)
2005	$3,230
2006	2,645
2007	1,596
2008	979
2009	350
Thereafter	90

Sub-Lease income	(766)

$8,124

     Certain leases contain rental escalation clauses based on increases in the consumer price index, and renewal options of up to ten years, which may be exercised by the Company. We incurred rent expense of $3.6 million, $2.9 million, and $2.1 million in 2004, 2003 and 2002, respectively.

Contingencies

     We are subject to various pending legal actions which arise in the normal course of business. We maintain reserves for losses from legal actions which are both probable and estimable. Although the amount of the ultimate exposure, if any, cannot be determined at this time, in management’s opinion, based upon advice of counsel, the disposition of claims currently pending are not expected to have a material adverse effect on our financial condition or results of operations.

NOTE 16 — REGULATORY REQUIREMENTS

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets (“Leverage Ratio”). Management believes, as of December 31, 2004 and 2003, that the Company and the Bank meet all applicable capital adequacy requirements.

     On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the tier 1 capital of bank holding companies. The final rule limits restricted core capital elements (which include trust preferred securities) to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in tier 2 capital. The final rule provides a five year transition period, ending March 31, 2009, for application of the quantitative limits. Had the Company applied this final rule to the regulatory capital calculations below, the Company would still meet all capital adequacy requirements to which it is subject.

     As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the applicable regulatory framework. Similarly, the Company’s capital levels exceeded the levels necessary to be considered “well capitalized”. To be categorized as “well capitalized”, the Company and the Bank must maintain minimum Total Risk-Based, Tier 1 Risk-Based and Tier 1 Leverage Ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company’s and the Bank’s category.

     ITLA Capital and the Bank’s actual regulatory capital amounts and ratios are presented in the following table:

					Capital Required
			Minimum Requirement		to Maintain
			for Capital Adequacy		“Well Capitalized”
	Actual		Purposes		Designation
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2004
Total capital (to risk-weighted assets)
ITLA Capital	$299,037	16.0%	$149,498	8.0%	$186,873	10.0%
Imperial Capital Bank	$245,018	13.5%	$145,533	8.0%	$181,916	10.0%
Tier I capital (to risk-weighted assets)
ITLA Capital	$255,371	13.7%	$74,750	4.0%	$112,125	6.0%
Imperial Capital Bank	$222,134	12.2%	$72,767	4.0%	$109,151	6.0%
Tier I capital (to average total assets)
ITLA Capital	$255,371	12.3%	$83,274	4.0%	$104,093	5.0%
Imperial Capital Bank	$222,134	11.0%	$80,729	4.0%	$100,911	5.0%
As of December 31, 2003
Total capital (to risk-weighted assets)
ITLA Capital	$284,952	18.2%	$125,444	8.0%	$156,805	10.0%
Imperial Capital Bank	$233,746	15.6%	$120,170	8.0%	$150,213	10.0%
Tier I capital (to risk-weighted assets)
ITLA Capital	$244,745	15.6%	$62,722	4.0%	$94,083	6.0%
Imperial Capital Bank	$214,813	14.3%	$60,085	4.0%	$90,128	6.0%
Tier I capital (to average total assets)
ITLA Capital	$244,745	14.2%	$69,081	4.0%	$86,351	5.0%
Imperial Capital Bank	$214,813	13.2%	$64,964	4.0%	$81,205	5.0%

     Additionally, Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.

     At December 31, 2004, the Bank’s retained earnings available for the payment of dividends was $91.0 million. Accordingly, $134.0 million of the Company’s equity in the net assets of the Bank was restricted at December 31, 2004. Funds available for loans or advances by the Bank to the Company amounted to $13.4 million. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

NOTE 17—EARNINGS PER SHARE

     The following is a reconciliation of the amounts used in the calculation of Basic earnings per share and Diluted earnings per share.

		Weighted-
		Average
		Shares	Per Share
	Net Income	Outstanding	Amount
	(in thousands, except per share data)
Year ended December 31, 2004
Basic earnings per share	$30,625	6,077	$5.04
Dilutive effect of stock options	—	377	(0.29)

Diluted earnings per share	$30,625	6,454	$4.75

Year ended December 31, 2003
Basic earnings per share	$29,634	6,030	$4.91
Dilutive effect of stock options	—	480	(0.36)

Diluted earnings per share	$29,634	6,510	$4.55

Year ended December 31, 2002
Basic earnings per share	$20,005	5,979	$3.35
Dilutive effect of stock options	—	360	(0.19)

Diluted earnings per share	$20,005	6,339	$3.16

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

     Investment Securities — Fair values are based on bid prices and quotations published and/or received from established securities dealers, except for the value of the residual interest which is valued using present value of estimated future cash flows.

     Stock in Federal Home Loan Bank — The carrying value approximates fair value based on the redemption provisions of the FHLB.

     Loans — The fair value is estimated using the present value of future cash flows, discounted using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities and giving consideration to estimated prepayment risk and credit risk.

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

     Federal Home Loan Bank Advances and Other Borrowings — The fair value is estimated by discounting the expected cash flows at current market rates over contractual maturities.

     Junior Subordinated Debentures — The fair value is estimated using the present value of future cash flows, discounted using the current rate at which a similar debenture would be issued.

     The carrying amounts and estimated fair values of our financial instruments are as follows:

	December 31,
	2004		2003
	Cost or		Cost or
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$87,580	$87,580	$178,318	$178,318
Investment securities available for sale	66,845	66,845	53,093	53,093
Investment securities held-to-maturity	296,028	295,226	—	—
Stock in Federal Home Loan Bank	23,200	23,200	17,966	17,966
Loans, net	1,793,815	1,825,972	1,505,424	1,516,174
Accrued interest receivable	10,695	10,695	8,958	8,958
Financial liabilities:
Deposit accounts	$1,432,032	$1,423,301	$1,147,017	$1,144,019
Federal Home Loan Bank advances and other borrowings	584,224	575,360	362,135	361,783
Collateralized mortgage obligations	—	—	15,868	15,872
Junior subordinated debentures	86,600	93,480	86,600	88,000

NOTE 19—BUSINESS SEGMENT INFORMATION

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

Required reported segment information for 2004, 2003 and 2002 is detailed below:

	Lending
	Operations	All Other	Eliminations	Consolidated
As of or for the Year Ended December 31, 2004
Revenues from external customers	$139,154	$308	$—	$139,462
Total interest income	124,788	1,608	(1,442)	124,954
Total interest expense	36,528	6,332	(1,442)	41,418
Depreciation and amortization expense	1,723	362	—	2,085
Provision for income taxes	22,836	(2,888)	—	19,948
Capital expenditures	2,752	242	—	2,994
Total assets	2,253,190	327,763	(262,882)	2,318,071
Income (loss) before provision for income taxes	59,537	(8,964)	—	50,573
As of or for the Year Ended December 31, 2003
Revenues from external customers	$130,055	$1,162	$—	$131,217
Total interest income	115,452	7,404	(6,879)	115,977
Total interest expense	31,546	6,200	(6,879)	30,867
Depreciation and amortization expense	1,343	379	—	1,722
Provision for income taxes	20,627	(1,681)	—	18,946
Capital expenditures	2,787	504	—	3,291
Total assets	1,741,092	350,013	(272,890)	1,818,215
Income (loss) before provision for income taxes	56,472	(7,892)	—	48,580
As of or for the Year Ended December 31, 2002
Revenues from external customers	$101,146	$9,835	$—	$110,981
Total interest income	104,652	10,332	(4,376)	110,608
Total interest expense	35,694	6,004	(4,376)	37,322
Depreciation and amortization expense	479	467	—	946
Provision for income taxes	11,542	1,246	—	12,788
Capital expenditures	2,612	354	—	2,966
Total assets	1,543,502	511,759	(333,296)	1,721,965
Income (loss) before provision for income taxes	36,069	(3,276)	—	32,793

NOTE 20—PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

     The parent company only financial statements of ITLA Capital are as follows:

Condensed Balance Sheets

	December 31,
	2004	2003
	(in thousands)
Assets
Cash and cash equivalents	$8,206	$1,613
Investment securities available for sale, at fair value	5,499	5,472
Investments in wholly-owned subsidiaries:
Imperial Capital Bank	225,075	217,891
Imperial Capital Real Estate Investment Trust	35,705	36,099
Other subsidiaries	218	253
Investments in unconsolidated subsidiaries	2,600	2,600
Other assets	14,496	16,606

Total assets	$291,799	$280,534

Liabilities and Shareholders’ Equity
Junior subordinated debentures	$86,600	$86,600
Other liabilities	10,475	7,035
Shareholders’ equity	194,724	186,899

Total liabilities and shareholders’ equity	$291,799	$280,534

Condensed Statements of Income

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Interest income	$1,608	$1,321	$1,059
Interest expense	6,332	6,200	3,356

Net interest expense	(4,724)	(4,879)	(2,297)
Provision for loan losses	—	150	5
Non-interest expense:
General and administrative expense	2,883	2,589	2,367
Other	1,300	180	707

Total non-interest expense	4,183	2,769	3,074
Loss before income tax (benefit) expense and equity in net income of subsidiaries	(8,907)	(7,798)	(5,376)
Income tax (benefit) expense	(2,866)	(1,642)	420

Loss before equity in net income of subsidiaries	(6,041)	(6,156)	(5,796)
Equity in net income of subsidiaries	36,666	35,790	25,801

Net income	$30,625	$29,634	$20,005

Condensed Statements of Cash Flows

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Cash Flows From Operating Activities:
Net income	$30,625	$29,634	$20,005
Adjustments to net income:
Equity in undistributed net income of subsidiaries	(36,666)	(35,790)	(25,807)
Provision for loan losses	—	150	5
Other, net	3,099	506	—
Decrease (increase) in other assets	2,127	(5,494)	(4,887)
Increase in liabilities	3,440	3,252	5,423

Net cash provided by (used in) operating activities	2,625	(7,742)	(5,261)

Cash Flows From Investing Activities:
Proceeds from securitization and sale of real estate loans	—	—	98,155
Purchase of loans from Imperial Capital Bank	—	—	(98,602)
Purchases of investment securities available for sale	—	—	(5,305)
Capital contribution to Imperial Capital Bank	—	—	(53,348)
Cash paid for common equity of Trust Preferred Securities	—	—	(1,691)
Dividends received from Imperial Capital Bank	28,000	2,500	9,000
Dividends received from Imperial Capital REIT	1,839	4,236	7,070
Other, net	316	(383)	(143)

Net cash provided by (used in) investing activities	30,155	6,353	(44,864)

Cash Flows From Financing Activities:
Proceeds from issuance of trust preferred securities	—	—	53,389
Proceeds from exercise of employee stock options	4,159	2,897	184
Cash paid to acquire treasury stock	(30,346)	(2,233)	(2,343)

Net cash (used in) provided by financing activities	(26,187)	664	51,230

Net increase (decrease) in cash and cash equivalents	6,593	(725)	1,105
Cash and cash equivalents at beginning of period	1,613	2,338	1,233

Cash and cash equivalents at end of period	$8,206	$1,613	$2,338

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Control and Procedures

Evaluation of Disclosure Controls and Procedures

     An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2004 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

     The annual report of management on the effectiveness of our internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” under “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

     During the quarter ended December 31, 2004, no changes occurred in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers and Directors of the Registrant

     The executive officers of the Registrant are identified below.

Name	Age	Position
George W. Haligowski	50	Chairman of the Board, President and Chief Executive Officer of ITLA Capital and the Bank
Norval L. Bruce	63	Vice Chairman of the Board and Chief Credit Officer of ITLA Capital and the Bank
Timothy M. Doyle	48	Senior Managing Director and Chief Financial Officer of ITLA Capital and the Bank
Don Nickbarg	52	Senior Managing Director and Chief Banking Officer of ITLA Capital and the Bank
Maria Kunac	52	Senior Managing Director and Chief Lending Officer of ITLA Capital and the Bank

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

     Norval L. Bruce has served as the Vice Chairman and Chief Credit Officer for ITLA Capital and the Bank since June of 1999. He was previously President and Chief Operating Officer of the Bank from October 1997 to June 1999, and previously was the Executive Vice President and Chief Credit Officer of the Bank from 1990 to October 1997. Mr. Bruce was appointed a director of the Bank and ITLA Capital in January 1997 and September 1997, respectively. From 1988 to 1989, he served as Executive Vice President and Chief Credit Officer of Security Pacific Bank, Nevada. He was previously employed by Security Pacific Bank from 1965 to 1988 in a variety of positions including management positions in which he was responsible for both loan origination and credit quality.

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

     Maria Kunac has served as Senior Managing Director and Chief Lending Officer of ITLA Capital and the Bank since November 2004. Prior to joining ITLA Capital, Ms. Kunac served as the Executive Vice President for First National Bank. During her tenure at First National Bank from 1996 to 2004, she also managed the Real Estate Loan Division, and served as the Deputy Chief Credit Officer and Special Assets Manager. From 1993 to 1995, she was Executive Vice President and Chief Lending Officer of First Fidelity Thrift & Loan, and was Senior Vice President for Great American Bank from 1979 to 1992.

     The directors of ITLA Capital, excluding Mr. Haligowski and Mr. Bruce, are identified below.

     Preston Martin, age 81, is the former Vice Chairman of the Federal Reserve Board of Governors. Mr. Martin previously served as a Senior Advisory Director to the Board. Mr. Martin is currently Chairman of the Board of Martin Associates, a San Francisco based financial services company. Mr. Martin was Chairman and Chief Executive Officer of Seraro Corporation, a Sears Roebuck enterprise, PMI Mortgage Insurance Corporation and PMI Mortgage Corporation. Mr. Martin was also Professor of Finance and Director of Executive Programs at the University of Southern California.

     Jeffrey L. Lipscomb, age 51, is an Investment Advisory Associate with AXA Advisors and formerly was a Registered Principal and Assistant Manager of the San Diego office of Equitable Financial Companies since 1986, handling corporate group benefits and personal financial planning. Mr Lipscomb was also with Kidder Peabody from 1983 to 1986.

     Sandor X. Mayuga, age 57, is a member of the California State Bar and has been of counsel to the law firm of Keesal, Young & Logan since April 2004. Prior to that, he was a member of the law firm of Tisdale & Nicholson since 1994. He conducted his own law practice from 1983 to 1994 and was a partner in the Financial Institutions Department of Finley, Kumble, Wagner, Heine, Underberg, Manly & Casey, a New York-based national law firm, from 1980 to 1983. Previously, he served as Assistant General Counsel of Hunt-Wesson Foods, Inc., a subsidiary of Norton Simon, Inc., and was associated with two large regional law firms in Los Angeles County. Since 1980, Mr. Mayuga’s practice has focused on the representation of financial institutions and other finance-related businesses in corporate, transactional and regulatory matters.

     Hirotaka Oribe, age 70, is a licensed architect with international experience in real estate development and urban planning. Since 1993, Mr. Oribe has served as an advisor to Kajima Development Resources, Inc. From 1979 to 1993, Mr. Oribe was Executive Vice President, Chief Operating Officer and a Director of Kajima Development Corporation, a firm engaged in development and construction of single-family and multi-family housing, office buildings, retail space and land development. Mr. Oribe previously held other positions with affiliates of Kajima Corporation of Japan from 1973 to 1979 and was a practicing architect from 1962 to 1973.

     Robert R. Reed, age 68, is retired from Household International where he was employed in various positions from 1960 to 1992. Mr. Reed served as Vice President of Household Bank from 1980 to 1992. Mr. Reed was previously employed in management positions with Household Financial Corporation from 1962 to 1980. From 1995 to 2000, Mr. Reed served as a director of the Santa Ana City Cable Television Review Board.

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

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except for the inadvertent failure by Director Martin to timely file a Form 4 to report one transaction.

Item 11. Executive Compensation

     The following table sets forth the compensation of the Chief Executive Officer and the four other highest earning executive officers of ITLA Capital and the Bank with salary and bonus greater than $100,000 for the years ended December 31, 2004, 2003 and 2002 respectively (the “named executives”).

								Long - Term
		Annual Compensation						Compensation	All Other
		Salary		Bonus		Other Annual		Options	Compensation
Name and Principal Position	Year	($)		($)		Compensation ($)		(#)(1)	($)
George W. Haligowski	2004	$498,750		$1,179,750	(2)	$125,346	(3)	—	$296,938	(4)
Chairman of the Board, President	2003	$496,202		$1,000,813	(2)	$174,970	(3)	—	$208,081
and Chief Executive Officer	2002	$443,350		$671,275	(2)	$79,850	(3)	37,500	$286,183
Norval L. Bruce	2004	$230,769	(8)	$165,750	(10)	$—		—	$69,294	(5)
Vice Chairman of the Board and Chief	2003	$230,769	(8)	$153,500	(10)	$—		—	$45,263
Credit Officer	2002	$217,469	(8)	$109,504	(10)	$—		20,000	$81,472
Timothy M. Doyle	2004	$195,000		$157,500		$—		—	$30,951	(6)
Senior Managing Director and	2003	$193,917		$137,750		$—		—	$30,756
Chief Financial Officer	2002	$180,726		$91,004		$—		15,000	$62,231
Don Nickbarg	2004	$175,528		$110,750	(11)	$—		—	$28,458	(7)
Senior Managing Director and	2003	$175,528		$98,750	(11)	$—		—	$24,949
Chief Banking Officer	2002	$163,004		$83,003	(11)	$—		15,000	$68,115
Maria Kunac(12)	2004	$30,000		$87,000		$—		—	$18,071	(8)
Senior Managing Director and	2003	$—		$—		$—		—	$—
Chief Lending Officer	2002	$—		$—		$—		—	$—
Scott Wallace	2004	$150,000		$81,000		$—		—	$22,382	(9)
Managing Director- Finance and Treasurer	2003	$149,084		$67,500		$—		—	$21,874
	2002	$139,545		$69,503		$—		5,000	$23,242

(1)	Options were granted on various dates and vest one-third on each of the three subsequent anniversary dates of issuance.

(2)	$ 890,474 of the 2004 bonus was deferred at the election of the named executive officer under ITLA Capital’s Nonqualified Deferred Compensation plan. The respective amounts were $173,315 and $400,000 for 2003 and 2002.

(3)	Represents the aggregate incremental cost to the Company of perquisites and other personal benefits provided to Mr. Haligowski. Included within the amounts for 2004 and 2003 is the incremental cost to the Company of $33,000 and $83,500, respectively, for Mr. Haligowski’s use of chartered air transportation services. Included within the amount for 2002 is the incremental cost to the Company of $23,000 for Mr. Haligowski’s use of a company owned vehicle. During 2004, 2003 and 2002, none of the other named executives received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of their salary and bonus reported for the year.

(4)	Consists of (a) $ 30,000 in supplemental housing payments, (b) $ 63,347 in life insurance premiums, (c) $ 6,150 in employer contributions to ITLA Capital’s 401(k) plan, (d) $ 112,769 in preferential interest on employee savings accounts in 2004, and (e) an allocation of 9,408 shares of restricted stock under the Supplemental Executive Retirement Plan (“SERP”) valued at $9.00 per share (see “Supplemental Executive Retirement Plan” below) for an aggregate value of $ 84,672.

(5)	Consists of (a) $ 3,247 in life insurance premiums, (b) $ 6,150 in employer contributions to ITLA Capital’s 401(k) plan, (c) $ 36,893 in preferential interest on employee savings accounts in 2004, and (d) an allocation of 2,556 shares of restricted stock under the Supplemental Executive Retirement Plan (“SERP”) valued at $9.00 per share (see “Supplemental Executive Retirement Plan” below) for an aggregate value of $ 23,004.

(6)	Consists of (a) $ 5,257 in life insurance premiums, (b) $6,150 in employer contributions to ITLA Capital’s 401(k) plan, (c) $41 in preferential interest on employee savings accounts in 2004, and (d) an allocation of 2,167 shares of restricted stock under the Supplemental Executive Retirement Plan (“SERP”) valued at $9.00 per share (see “Supplemental Executive Retirement Plan” below) for an aggregate value of $ 19,503.

(7)	Consists of (a) $ 828 in life insurance premiums, (b) $6,150 in employer contributions to ITLA Capital’s 401(k) plan, (c) $ 3,984 in preferential interest on employee savings accounts in 2004, and (d) an allocation of 1,944 shares of restricted stock under the Supplemental Executive Retirement Plan (“SERP”) valued at $9.00 per share (see “Supplemental Executive Retirement Plan” below) for an aggregate value of $ 17,496.

(8)	Consists of (a) $71 in life insurance premiums, and (b) an allocation of 2,000 shares of restricted stock under the Supplemental Executive Retirement Plan (“SERP”) valued at $9.00 per share (see “Supplemental Executive Retirement Plan” below) for an aggregate value of $18,000.

(9)	Consists of (a) $ 300 in life insurance premiums, (b) $6,150 in employer contributions to ITLA Capital’s 401(k) plan, (c) $ 929 in preferential interest on employee savings accounts in 2004, and (d) an allocation of 1,667 shares of restricted stock under the Supplemental Executive Retirement Plan (“SERP”) valued at $9.00 per share (see “Supplemental Executive Retirement Plan” below) for an aggregate value of $ 15,003.

(10)	$ 115,885 of the 2004 salary and $102,023 of the 2004 bonus was deferred at the election of the named executive officer under ITLA Capital’s Nonqualified Deferred Compensation plan. The respective amounts were $115,385 and $91,067 in 2003 and $108,735 and none in 2002.

(11)	$ 10,000 of the 2004 bonus was deferred at the election of the named executive officer under ITLA Capital’s Nonqualified Deferred Compensation plan. The respective amounts were $20,000 in 2003 and 2002.

(12)	Ms. Kunac joined ITLA Capital on November 1, 2004.

Option Grants for 2004

     No stock options or stock appreciation rights were granted to the named executive officers in 2004.

Option Exercises and Values at December 31, 2004

     The following table sets forth certain information concerning stock options exercised by the named executive officers in 2004 and the number and value of stock options held by the named executive officers at December 31, 2004.

Option Values at December 31, 2004

	Shares		Number of Unexercised		Value of Unexercised
	Acquired on	Value	Option at		“In - the - Money” Options
	Exercise	Realized	Fiscal Year - End (#)		at Fiscal Year - End (1)($)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
George W. Haligowski	83,198	3,497,556	201,802	12,500	9,030,920	447,375
Norval L. Bruce	43,532	1,681,687	3,833	6,667	137,195	238,600
Timothy M. Doyle	—	n/a	70,000	5,000	2,987,125	178,950
Don Nickbarg	—	n/a	35,000	5,000	1,472,550	178,950
Maria Kunac	—	n/a	—	—	—	—
Scott Wallace	—	n/a	23,333	1,667	968,627	46,243

(1)	The difference between the aggregate option exercise price and the closing price of $58.79 of the underlying shares at December 31, 2004.

Agreements with Mr. Haligowski

     We have entered into an employment agreement with Mr. Haligowski. The employment agreement provides for an initial employment term of five years, with the agreement automatically annually extending for an additional one-year period each year unless either party provides the other with at least 90 days notice of the non-extension or termination, provided that if a “change in control,” as defined in the agreement, occurs, the term of the agreement will be automatically extended so that it expires 60 months after the change in control. The employment agreement provides that we may terminate Mr. Haligowski “for cause,” as defined in the employment agreement. In the event Mr. Haligowski is “involuntarily terminated,” as defined in the employment agreement, including following a “change of control,” as defined in the employment agreement, Mr. Haligowski will be entitled to receive: (i) a lump sum cash payment determined by multiplying the amount of the cash bonus or cash incentive compensation paid to him for the most recently completed fiscal year by a fraction, the numerator of which is the number of days in the year elapsed through the date of termination and the denominator of which is 365; (ii) during the remaining term of the agreement (or for five years, if longer, if a change in control has occurred) his base salary calculated at the highest annual rate during the three years prior to his involuntary termination and the average amount of cash bonus and incentive compensation paid for the two years prior to his involuntary termination, if any; (iii) the continuation of all employment related benefits for the 60 months following the date of termination; (iv) the immediate vesting of any stock options and restricted stock awards previously granted and outstanding; and (v) the transfer to him of title to the Company-owned vehicle currently used by him. If his employment is involuntarily terminated following a change of control, Mr. Haligowski will also be retained as a consultant for an eighteen month period at a monthly consulting fee equal to 75% of his base salary. If a change in control occurs, regardless of whether his employment is involuntarily terminated, Mr. Haligowski will receive an additional contribution to his account in our Supplemental Executive Retirement Plan equal to 3.95 times his base salary. In addition, stock options and restricted stock awards previously granted and outstanding, salary continuation plans, equity club memberships and other fringe benefits shall immediately vest following a change of control. The annual base salary for Mr. Haligowski under the employment agreement is currently $498,750 (which may be increased from time to time by the Board of Directors). The employment agreement also provides for, among other things, annual incentive compensation, disability pay, participation in stock benefit and salary continuation plans, and other fringe benefits, including a supplemental housing payment of not less than $2,500 per month, an automobile allowance of not less than $1,950 per month, and life insurance coverage in an amount not less than four times Mr. Haligowski’s annual salary. In March 2000, we adopted a Salary Continuation Plan for the benefit of Mr. Haligowski. Under the terms of this plan, Mr. Haligowski will be entitled to receive monthly payments, based on 75% of his average monthly base salary for the three years preceding the year in which the plan benefits become payable, for a 15 year period. The benefits under the plan become payable on the earlier of Mr. Haligowski’s retirement upon reaching age 65, or his death, disability, or involuntary termination (other than a termination for cause, as defined in the agreement). If Mr. Haligowski voluntarily terminates his employment prior to reaching age 65, the benefit payable to him under the plan will be prorated based on the ratio of the actual period that he worked while the plan is in effect to the scheduled period of time that he would have worked if he had continued to work until reaching age 65. If we undergo a change of control, the vesting of plan benefits accelerates and become payable monthly over a ten-year period, with an increased monthly payment to reflect the shorter payment period.

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

     Stock Plans. We have adopted the 1995 Employee Stock Incentive Plan and the 1995 Stock Option Plan for Nonemployee Directors (collectively, the “Stock Option Plan”) pursuant to which officers, directors and our employees are eligible to receive options to purchase Common Stock. The purpose of the Stock Option Plan is to enable us to attract, retain and motivate employees by providing for or increasing their proprietary interests in ITLA Capital, and in the case of nonemployee directors, to attract such directors and further align their interests with our interests. Every one of our employees is eligible to be considered for the grant of awards under the Stock Option Plan. An amendment to the Stock Plan increasing the number of shares authorized for awards under the Stock Plan by 311,500 shares was approved by ITLA Capital’s shareholders on June 29, 2001. The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the Stock Option Plan is 1,311,500 shares of which a maximum of 550,000 shares may be awarded during the first year of the Stock Option Plan, with annual awards thereafter limited to 100,000 additional shares during each of the next five years of the Stock Option Plan (with the shares subject to the Stock Option Plan and all grants there under being subject to adjustments to prevent dilution).

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

     Awards may not be granted under the Stock Option Plan after the tenth anniversary of the adoption of the Stock Option Plan. As of December 31, 2004, we have granted an aggregate of 1,568,250 options under the Stock Option Plan, of which 397,500 have been granted to Mr. Haligowski, 115,000, 75,000, 40,000 and 25,000 have been granted to Messrs. Bruce, Doyle, Nickbarg, and Wallace, respectively, 47,000 have been granted to non-employee directors, and 868,750 have been granted to other employees, of which 583,894 have been exercised and 392,017 have been forfeited. The exercise price per share of the options granted range from $10.00 to $48.26 per share and generally vest 33-1/3% per year, beginning with the first anniversary of the date of the grant.

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

Directors Compensation

     Directors Fees. During 2004, each non-employee director was paid a monthly fee of $2,250 for serving on our Board of Directors and $750 for each Board or Committee meeting attended for service on such committee. In addition, Director Reed received an honorarium of $5,000 for his active assistance in legislative matters during 2004, Director Lipscomb received an honorarium of $5,000 for his time and assistance with compensation matters, and Director Oribe received an honorarium of $15,000 for his time and assistance with Japanese business matters and his extensive work with the Executive Committee. In 2004, Director Martin received an annual retainer fee of $15,000 for his service as Chairman of the Audit Committee and an honorarium of $15,000 for his time and assistance with matters concerning the Company’s recently executed agreement with Fannie Mae.

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

     To date, no amount have been deferred under the Outside Director Plan.

     Directors Stock Option Plans. Directors are also eligible to receive stock option grants as described above. On October 30, 2004, Preston Martin was granted an option to purchase 1,000 shares of common stock with an exercise price of $48.26 per share. The option is scheduled to vest in full on October 30, 2005 and expire on October 30, 2014. No other options were granted to Directors during 2004.

Compensation Committee Interlocks and Insider Participation

     During 2004, the Compensation Committee was comprised of Directors Lipscomb and Oribe.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     At March 14, 2005, we had 5,797,224 shares of common stock outstanding.

     The following table sets forth, as of March 14, 2005, certain information as to those persons who were known by management to be beneficial owners of more than five percent of our common stock outstanding.

Beneficial Owner	Shares Beneficially Owned		Percent of Class
Franklin Mutual Advisors, LLC	445,796	(1)	7.69%
51 John F. Kennedy Parkway Short Hills, NJ 07078

Dimensional Fund Advisors	421,300	(2)	7.27%
1299 Ocean Avenue, 11th Floor Santa Monica, California 90401

Wellington Management Company, LLP	414,230	(3)	7.15%
75 State Street Boston, MA 02109

Eubel Brady & Suttman Asset Management, Inc, et. al	398,238	(4)	6.87%
7777 Washington Village Drive, Suite 210 Dayton, OH 45459

Thomson Horstmann & Bryant, Inc.	371,505	(5)	6.41%
Park 80 West, Plaza Two Saddle Brook, NJ 07663

Barclays Global Advisors, NA, et. al	367,763	(6)	6.34%
45 Fremont Street San Franciso, CA 94105

Friedman, Billings, Ramsey Group, Inc.	351,319	(7)	6.06%
1001 19th Street North Arlington, VA 22209

George W. Haligowski	350,178	(8)	5.87%
888 Prospect Street, Suite 110 La Jolla, CA 92037

Granite Capital, L.P, et. al	318,100	(9)	5.49%
126 East 56th Street, 25th Floor New York, New York 10022

(1)	As reported by Franklin Mutual Advisors, LLC (“Franklin”) on a Schedule 13G amendment filed on February 14, 2005 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Franklin reported sole voting and dispositive powers as to all of the 445,796 shares, and shared voting and dispositive powers as to none of the 445,796 shares covered by the report.

(2)	As reported by Dimensional Fund Advisors (“Dimensional”) on a Schedule 13G amendment filed on February 9, 2005 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Dimensional reported sole voting and dispositive powers as to all of the 421,300 shares, and shared voting and dispositive powers as to none of the 421,300 shares covered by the report.

(3)	As reported by Wellington Management Company, LLP (“WMC”) on a Schedule 13G amendment filed on February 14, 2005 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. WMC reported sole voting and dispositive powers as to none of the 414,230 shares, shared voting power as to 222,300 shares, and shared dispositive power as to all of the 414,230 shares covered by the report.

(4)	As reported by Eubel Brady and Suttman Asset Management, Inc. (“EBS”) Ronald L. Eubel, Mark E. Brady, Robert J. Suttman, William E. Hazel, Bernard J. Holtgreive on a Schedule 13G amendment filed on February 14, 2005 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. EBS reported sole voting and dispositive powers as to none of the 398,238 shares, and shared voting and dispositive powers as to all of the 398,238 shares covered by the report. According to the Schedule 13G amendment, Messrs. Eubel, Brady, Suttman, Hazel and Holtgreive may, as a result of their ownership in and positions with EBS, be deemed to be indirect beneficial owners of the equity securities held by EBS.

(5)	As reported by Thomson Horstmann & Bryant, Inc. (“Thomson”) on a Schedule 13G amendment filed on January 5, 2005 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Thomson reported shared voting and dispositive powers as to none of the 371,505 shares, sole voting power as to 190,700 shares, and sole dispositive power as to all of the 371,505 shares covered by the report.

(6)	As reported by Barclays Global Investors, NA., Barclays Global Fund Advisors, Barclays Global Investors, Ltd., Barclays Global Investors Japan Trust and Banking Company Limited, Barclays Life Assurance Company Limited, Barclays Bank PLC., Barclays Capital Securities Limited, Barclays Capital Inc., Barclays Private Bank & Trust (Isle of Man) Limited, Barclays Private Bank and Trust (Jersey) Limited, Barclays Bank Trust Company Limited, Barclays Bank (Suisse) SA., and Barclays Private Bank Limited, Bronco (Barclays Cayman) Limited, Palomino Limited, and HYMF Limited on a Schedule 13G amendment filed on February 14, 2005 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. With respect to the 367,763 shares listed, Barclays Global Investors, NA., reported sole voting power as to 260,510 shares, sole dispositive power as to 296,583 shares and shared voting and dispositive powers as to none of such shares, Barclays Global Fund Advisors reported sole voting power as to 57,552 shares, sole dispositive power as to 58,980 shares and shared voting and dispositive powers as to none of such shares, and Barclays Capital Inc. reported sole voting and dispositive powers as to 12,200 shares and shared voting and dispositive powers as to none of such shares.

(7)	As reported by Friedman, Billings, Ramsey Group, Inc. (“FBR”) on a Schedule 13G amendment filed on February 15, 2005 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. FBR reported sole voting and dispositive powers as to none of the 351,319 shares, and shared voting and dispositive powers as to all of the 351,319 shares covered by the report.

(8)	Includes 164,302 shares underlying stock options which are currently exercisable or which will become exercisable within 60 days of March 14, 2005.

(9)	As reported by Granite Capital, L.P. (“Granite”), Granite Capital II, L.P. (“Granite II”), Granum Value Fund (“Granum Value”), Granite Capital L.L.C. (“Granite L.L.C.”), Granum Capital Management, L.L.C. (“Granum Management”), Lewis M. Eisenberg and Walter F. Harrison, III on a Schedule 13G amendment filed on February 14, 2005 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. With respect to the 318,100 shares listed, Granite reported sole voting and dispositive powers as to none of such shares, and shared voting and dispositive powers as to 266,754 of such shares, Granite II reported sole voting and dispositive powers as to none of such shares and shared voting and dispositive powers as to 16,446 of such shares, Granum Value reported sole voting and dispositive powers as to none of such shares and shared voting and dispositive powers as to 29,400 of such shares, Granite L.L.C. reported sole voting and dispositive powers as to none of such shares and shared voting and dispositive powers as to 288,700 of such shares, Granum Capital Management reported sole voting and dispositive powers as to none of such shares and shared voting and dispositive powers as to 29,400 of such shares, and each of Messrs. Eisenberg and Harrison, as managing members of Granite L.L.C. and Granum Management, reported sole voting and dispositive powers as to none of such shares and shared voting and dispositive powers as to all 318,100 of such shares.

     The following table sets forth, as of March 14, 2005, certain information as to the shares of common stock beneficially owned by the directors and named executive officers and by all directors and executive officers of ITLA Capital as a group.

	Shares
	Beneficially
	Owned	Percent of
Beneficial Owner	(1)	Class
George W. Haligowski	350,178	5.86%
Timothy M. Doyle	104,110	1.77
Norval L. Bruce	46,886	0.81
Don Nickbarg	50,705	0.87
Maria Kunac	—	0.00
Scott Wallace	28,572	0.49
Sandor X. Mayuga	10,800	0.19
Jeffrey L. Lipscomb	10,600	0.18
Hirotaka Oribe	10,200	0.18
Robert R. Reed	7,000	0.12
Preston Martin	6,666	0.11
All Directors and Executive Officers as a Group (11 Persons)	627,717	10.19

(1)	Includes shares held directly, as well as an aggregate of 354,135 shares which are subject to immediately exercisable options and options exercisable within 60 days of March 14, 2005, under ITLA Capital’s Stock Option Plan, vested shares held by the SERP, and shares held in retirement accounts or by certain members of the named individual’s families or corporations for which an individual is an officer or director or held by trust of which an individual is trustee or a substantial beneficiary, over which shares the individual may be deemed to have sole or shared voting and/or dispositive power. The above named individuals held exercisable options and options exercisable within 60 days of March 14, 2005 as follows: Chairman Haligowski — 164,302 shares; Director Lipscomb — 10,000 shares; Director Mayuga — 10,000 shares; Director Oribe — 10,000 shares; Director Reed — 5,000 shares; Director Martin — 6,000 shares; Norval L. Bruce — 10,500 shares; Timothy M. Doyle — 75,000 shares; Don Nickbarg — 40,000 shares and Scott Wallace — 23,333 shares.

     The following table sets forth information as of December 31, 2004 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information

Number of Shares
Remaining Available
	Number of Shares to		for Future Issuance
	be issued upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Shares
	Options, Warrants	Options, Warrants	Reflected in the
Plan Category	and Rights	and Rights	First Column) (1)
Equity compensation plans approved by stockholders	592,339	$17.53	260,267
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	592,339	$17.53	260,267

(1)	This amount includes 125,000 shares issuable under our 1996 Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors, described under “Item 11. Executive Compensation — Directors Compensation.” Under the Company’s 1995 Employee Stock Option and Incentive Plan, up to all of the 130,267 shares remaining available for issuance under that plan as of December 31, 2004 could be issued to plan participants pursuant to awards of restricted stock, performance shares and/or performance units.

Item 13. Certain Relationships and Related Transactions

     During the year, we utilized the services of Tisdale & Nicholson. Director Mayuga was a partner in that law firm for a portion of 2004. During that period, this law firm received $4,100 in legal fees from ITLA Capital and the Bank.

     During the year, we also utilized the services of Keesal, Young & Logan. Director Mayuga became of counsel to that law firm after leaving Tisdale & Nicholson. During 2004, this law firm received $2,400 in legal fees from ITLA Capital and the Bank.

Item 14. Principal Accountant Fees and Services

     During the fiscal years ended December 31, 2004 and 2003, Ernst & Young LLP provided various audit, audit related and non-audit services to the Company. Set forth below are the aggregate fees billed for these services:

(a)	Audit Fees: Aggregate fees billed for professional services rendered for the audits of the Company’s annual financial statements and internal controls over financial reporting, and reviews of financial statements included in the Company’s Quarterly Reports on Form 10-Q for those fiscal years: $ 277,000 - 2004; $225,250 - 2003.

(b)	Audit Related Fees: Aggregate fees billed for professional services rendered related to audits of employee benefit plans, consultation related to the implementation of the Sarbanes -Oxley Act, and consultation on accounting matters: $57,000 - 2004; $70,000 - 2003.

(c)	Tax Fees: Aggregate fees billed for professional services rendered related to tax compliance, tax advice and tax return preparation: $153,000 - 2004; $101,000 - 2003.

(d)	All other fees: None - 2004; None - 2003.

     The audit committee preapproves all audit and permissible non-audit services to be provided by Ernst & Young LLP and the estimated fees for these services. None of the services provided by Ernst & Young LLP described in items (a) – (c) above was approved by the audit committee pursuant to a waiver of the pre-approved requirements of the SEC’s rules and regulations.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements:

Our consolidated financial statements, and Report of Independent Registered Public Accountants thereon, are included in this Form 10-K at the pages listed below:

(a)(2) Financial Statement Schedules:

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits:

See Exhibit Index.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITLA CAPITAL CORPORATION
Date: March 16, 2005	By:	/s/ George W. Haligowski
George W. Haligowski
Chairman of the Board, President and Chief Executive Officer (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George W. Haligowski	Chairman of the Board, President and	March 16, 2005
Chief Executive Officer
George W. Haligowski	(Principal Executive Officer)

/s/ Timothy M. Doyle	Senior Managing Director and	March 16, 2005
Chief Financial Officer
Timothy M. Doyle	(Principal Financial and Accounting Officer)

/s/ Norval L. Bruce	Director	March 16, 2005

Norval L. Bruce

/s/ Jeffrey L. Lipscomb	Director	March 16, 2005

Jeffrey L. Lipscomb

/s/ Sandor X. Mayuga	Director	March 16, 2005

Sandor X. Mayuga

/s/ Robert R. Reed	Director	March 16, 2005

Robert R. Reed

/s/ Hirotaka Oribe	Director	March 16, 2005

Hirotaka Oribe

/s/ Preston Martin	Director	March 16, 2005

Preston Martin

EXHIBIT INDEX

Reference to
Prior Filling
or Exhibit
Number
Regulation S-K		Attached
Exhibit Number	Document	Hereto
3.1	Certificate of Incorporation	**

3.2	Bylaws, as amended	****

4	Instruments Defining the Rights of Security Holders, Including Indentures	********

10.1	1995 Stock Option Plan For Nonemployee Directors	*

10.2	1995 Employee Stock Incentive Plan	******

10.3a	Nonqualified (Non-Employer Securities) Deferred Compensation Plan	*******

10.3b	Nonqualified (Employer Securities Only) Deferred Compensation Plan	*******

10.4	Supplemental Salary Savings Plan	*

10.5	Data Processing Agreement	*

10.6	Employment Agreement with George W. Haligowski	****

10.7	Form of Change of Control Agreements with Norval L. Bruce, Timothy M. Doyle, Don Nickbarg, and Scott Wallace	***

10.8	Recognition and Retention Plan	**

10.9	Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors	*****

10.10	Supplemental Executive Retirement Plan	*******

10.11	ITLA Capital Corporation Rabbi Trust Agreement	***

10.12	Salary Continuation Plan	****

10.13	Form of Incentive Stock Option Agreement under 1995 Employee Stock Incentive Plan	10.13

10.14	Form of Non-Qualified Stock Option Agreement under 1995 Stock Option Plan for Nonemployee Directors	10.14

10.15	Description of Named Executive Officer Salary, Bonus and Perquisite Arrangements for 2005	10.15

10.16	Description of Director Fee Arrangements	10.16

11	Statement Regarding Computation of Per Share Earnings	Not Required

13	Annual Report to Security Holders	None

18	Letter Regarding Change in Accounting Principles	None

21	Subsidiaries of the Registrant	21

22	Published Report Regarding Matters Submitted to Vote of Security Holders	None

23.1	Consent of Ernst & Young LLP	23.1

24	Power of Attorney	None

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	31.1

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	31.2

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	32

*	Filed as an exhibit to Imperial’s Registration Statement on Form S-1 (File No. 33-96518) filed with the Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.

**	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on May 10, 1996, pursuant to Section 5 of the Securities Act of 1933.

***	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 (File No. 0-26960).

****	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2000 (File No. 0-26960).

*****	Filed as an exhibit to Amendment No. Two to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on June 19, 1996.

******	Filed as an appendix to the Company’s definitive proxy materials filed on September 29, 2001.

*******	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 0-26960).

********	The Company hereby agrees to furnish the SEC, upon request, copies of the instruments defining the rights of the holders of each issue of the Company’s long-term debt.