Form 10-Q
period 2005-03-31
ITLA CAPITAL CORP
filed 2005-05-10
CIK 1000234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___to ___
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

Number of shares of common stock of the registrant: 5,754,310 outstanding as of May 3, 2005.

ITLA CAPITAL CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2005

Forward Looking Statements

     “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, changes in economic conditions in our market areas, changes in policies by regulatory agencies, the impact of competitive loan products, loan demand risks, the quality or composition of our loan or investment portfolios, increased costs from pursuing the national expansion of our lending platform and operational challenges inherent in implementing this expansion strategy, fluctuations in interest rates and changes in the relative differences between short and long-term interest rates, levels of nonperforming assets and operating results, the economic impact of terrorist actions on our loan originations and loan repayments, and other risks detailed from time to time in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2005 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

     As used throughout this report, the terms “we”, “our”, “us” or the “Company” refer to ITLA Capital Corporation and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2005	December 31,
	(unaudited)	2004
	(in thousands except share amounts)
Assets
Cash and cash equivalents	$11,132	$87,580
Investment securities available for sale, at fair value	78,809	66,845
Investment securities held to maturity, at amortized cost	283,933	296,028
Stock in Federal Home Loan Bank	26,962	23,200
Loans, net (net of allowance for loan losses of $35,917 and $35,483 as of March 31, 2005 and December 31, 2004, respectively)	1,986,392	1,793,815
Interest receivable	12,388	10,695
Other real estate owned, net	—	—
Premises and equipment, net	6,810	6,645
Deferred income taxes	10,708	10,468
Goodwill	3,118	3,118
Other assets	16,721	19,677

Total assets	$2,436,973	$2,318,071

Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$1,465,816	$1,432,032
Federal Home Loan Bank advances and other borrowings	665,456	584,224
Accounts payable and other liabilities	25,080	20,491
Junior subordinated debentures	86,600	86,600

Total liabilities	2,242,952	2,123,347

Commitments and contingencies Shareholders’ equity:

Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital — common stock, $.01 par value; 20,000,000 shares authorized, 8,822,542 and 8,703,894 issued as of March 31, 2005 and December 31, 2004, respectively	72,874	69,327
Retained earnings	201,683	196,032
Accumulated other comprehensive (loss) income, net	(293)	78

	274,264	265,437
Less treasury stock, at cost 3,331,088 and 3,154,290 shares as of March 31, 2005 and December 31, 2004, respectively	(80,243)	(70,713)

Total shareholders’ equity	194,021	194,724

Total liabilities and shareholders’ equity	$2,436,973	$2,318,071

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended
	March 31,
	(in thousands except per share amounts)

	2005	2004
Interest income:
Loans, including fees	$31,911	$29,640
Cash and investment securities	4,841	2,443

Total interest income	36,752	32,083

Interest expense:
Deposit accounts	9,498	6,514
Federal Home Loan Bank advances and other borrowings	3,832	1,081
Collateralized mortgage obligations	—	62
Junior subordinated debentures	1,680	1,489

Total interest expense	15,010	9,146

Net interest income before provision for loan losses	21,742	22,937

Provision for loan losses	750	1,400

Net interest income after provision for loan losses	20,992	21,537

Non-interest income:
Premium on sale of loans, net	—	9,024
Late and collection fees	73	101
Other	(93)	4,269

Total non-interest income	(20)	13,394

Non-interest expense:
Compensation and benefits	5,891	6,156
Occupancy and equipment	1,651	1,328
Other	3,688	3,868

Total general and administrative	11,230	11,352

Real estate owned expense, net	—	96
Provision for losses on other real estate owned	—	1,000
Gain on sale of other real estate owned, net	(11)	(39)

Total real estate owned expense, net	(11)	1,057

Total non-interest expense	11,219	12,409

Income before provision for income taxes	9,753	22,522
Provision for income taxes	4,102	8,738

NET INCOME	$5,651	$13,784

BASIC EARNINGS PER SHARE	$0.97	$2.21

DILUTED EARNINGS PER SHARE	$0.93	$2.07

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$5,651	$13,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	548	477
Amortization of premium on purchased loans	440	692
Accretion of deferred loan origination fees, net of costs	(745)	(628)
Provision for loan losses	750	1,400
Premium on sale of RAL loans, net	—	(9,024)
Other, net	1,834	975
(Increase) decrease in interest receivable	(1,693)	377
Decrease (increase) in other assets	2,956	(3,298)
Increase in accounts payable and other liabilities	4,589	106,150

Net cash provided by operating activities	14,330	110,905

Cash Flows From Investing Activities:
Purchases of investment securities available for sale	(12,886)	—
Proceeds from maturity and calls of investment securities available for sale	266	3,633
Proceeds from repayments of investment securities held to maturity	12,088	—
Purchase of stock in Federal Home Loan Bank	(3,558)	(138)
Purchase of loans	(192,125)	—
Origination of RAL loans	—	(12,800,573)
Proceeds from participation in RAL loans	—	12,797,195
Increase in loans, net	(967)	(2,139)
Proceeds from sale of other real estate owned	81	1,738
Cash paid for capital expenditures	(713)	(538)

Net cash used in investing activities	(197,814)	(822)

Cash Flows From Financing Activities:
Proceeds from exercise of employee stock options	1,550	1,004
Cash paid to acquire treasury stock	(9,530)	(2,341)
Principal payments on collateralized mortgage obligations	—	(12,695)
Net increase in deposit accounts	33,784	75,072
Net decrease in short-term borrowings	(54,000)	(41,000)
Proceeds from long-term borrowings	136,332	10,000
Repayments of long-term borrowings	(1,100)	(33,000)

Net cash provided by (used in) financing activities	107,036	(2,960)

Net (decrease) increase in cash and cash equivalents	(76,448)	107,123
Cash and cash equivalents at beginning of period	87,580	178,318

Cash and cash equivalents at end of period	$11,132	$285,441

Supplemental Cash Flow Information:
Cash paid during the period for interest	$15,204	$9,476
Cash paid during the period for income taxes	$1,332	$—
Non-Cash Investing Transactions:
Loans transferred to other real estate owned	$70	$912

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

     The unaudited consolidated financial statements of ITLA Capital Corporation (the “Company”) included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the results of operations and financial position of the Company, as of the dates and for the interim periods indicated. The unaudited consolidated financial statements include the accounts of ITLA Capital Corporation and its wholly-owned subsidiaries, Imperial Capital Bank (the “Bank”) and Imperial Capital Real Estate Investment Trust (“Imperial Capital REIT”).

     All intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain amounts in prior periods have been reclassified to conform to the presentation in the current period. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations for the remainder of the year.

     These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

NOTE 2 – ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company’s stock-based compensation plan is accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25 — “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, no compensation expense is recognized for a stock option grant if the exercise price of the stock option at measurement date is equal to or greater than the fair market value of the common stock on the date of grant. The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, for disclosure purposes only. SFAS No. 123 disclosures include pro forma net income and earning per share as if the fair value-based method of accounting had been used. If compensation had been determined based on SFAS No. 123, the Company’s pro forma net income and pro forma per share data would be as follows:

	For the Three Months Ended
	March 31,
	2005	2004
	(in thousands, except per share data)

Net income, as reported	$5,651	$13,784
Less: Stock-based employee compensation expense determined under the fair value method, net of tax	66	337

Pro forma net income	$5,585	$13,447

Earnings per share:
Basic – as reported	$0.97	$2.21
Basic – pro forma	$0.96	$2.15
Diluted – as reported	$0.93	$2.07
Diluted – pro forma	$0.91	$2.02

     The fair value of each option grant was estimated on the date of grant using an option pricing model with the following weighted-average assumptions for option grants:

	Weighted-Average Assumptions for
	Option Grants
	2005	2004

Dividend Yield	0.00%	0.00%
Expected Volatility	34.14%	38.04%
Risk-Free Interest Rates	3.95%	4.00%
Expected Lives	Seven Years	Seven Years

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

     The following is a reconciliation of the calculation of Basic EPS and Diluted EPS:

		Weighted-	Per
		Average Shares	Share
	Net Income	Outstanding	Amount
	(in thousands, except per share data)
For the Three Months Ended March 31, 2005
Basic EPS	$5,651	5,805	$0.97
Effect of dilutive stock options	—	301	(0.04)

Diluted EPS	$5,651	6,106	$0.93

2004
Basic EPS	$13,784	6,240	$2.21
Effect of dilutive stock options	—	432	(0.14)

Diluted EPS	$13,784	6,672	$2.07

NOTE 4 – COMPREHENSIVE INCOME

     Comprehensive income, which encompasses net income and the net change in unrealized gains (losses) on investment securities available for sale, is presented below:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Net Income	$5,651	$13,784
Other comprehensive (loss) income:
Change in unrealized (loss) gain on investment securities available for sale, net of tax benefit (expense) of $244 and ($75), respectively	(371)	117

Comprehensive income	$5,280	$13,901

NOTE 5 – IMPAIRED LOANS RECEIVABLE

     As of March 31, 2005 and December 31, 2004, the recorded investment in impaired loans was $17.8 million and $18.6 million, respectively. The average recorded investment in impaired loans was $18.3 million and $15.6 million for the three months ended March 31, 2005 and 2004, respectively. Interest income recognized on impaired loans totaled $94,000 and $97,000 for the three months ended March 31, 2005 and 2004, respectively.

NOTE 6 – RESIDUAL INTEREST IN SECURITIZATION

     During the first quarter of 2002, the Company formed a limited liability company to issue $86.3 million of asset-backed notes in a securitization of substantially all of the Company’s residential loan portfolio. The Company recognized a gain of $3.7 million on the securitization of these loans, which was included in other non-interest income within the consolidated statement of income. Concurrent with recognizing such gain on sale, the Company recorded a residual interest, which represented the present value of future cash flows (spread and fees) that are estimated to be received over the life of the loans. The residual interest is recorded on the consolidated balance sheet in “Investment securities available for sale, at fair value”. The value of the residual interest is subject to substantial credit, prepayment, and interest rate risk on the sold residential loans. In accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the residual interest is classified as “available for sale” and, as such, recorded at fair value with the resultant changes in fair value recorded as accumulated unrealized gain or loss in a separate component of shareholders’ equity entitled “accumulated other comprehensive income or loss”, until realized. Fair value is estimated on a monthly basis based on a discounted cash flow analysis. These cash flows are estimated over the lives of the receivables using prepayment, default, and interest rate assumptions that management believes market participants would use for similar financial instruments.

     At March 31, 2005 and December 31, 2004, key economic assumptions and the sensitivity of the current fair value of the residual interest based on projected cash flows to immediate adverse changes in those assumptions are as follows:

	March 31,	December 31,
	2005	2004
Dollars in thousands
Fair value of retained interest	$5,102	$5,368

Weighted average life (in years) – securities	0.52	0.68

Weighted average life (in years) – residual interest	2.81	3.61

Weighted average annual prepayment speed	40.0%	26.5%

Impact of 10% adverse change	$(211)	$(236)

Impact of 25% adverse change	$(561)	$(630)

Weighted average annual discount rate	15.0%	15.0%

Impact of 10% adverse change	$(182)	$(243)

Impact of 25% adverse change	$(444)	$(630)

Weighted average lifetime credit losses	18.2%	25.0%

Impact of 10% adverse change	$(155)	$(262)

Impact of 25% adverse change	$(392)	$(700)

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

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123(R); supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach to accounting for share-based payments in SFAS No. 123(R); is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R); requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS No. 123(R); was to be effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005; however, the required implementation date for the Company was recently delayed until January 1, 2006. The Company will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS No. 123(R); applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS No. 123(R);. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Management is currently evaluating the effect of the adoption of SFAS No. 123(R); and cannot currently quantify the impact, if any, on the Company’s results of operations or financial position. Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

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

     In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, which addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree’s allowance for loan losses is typically added to the acquirer’s allowance for loan losses. SOP 03-3 is effective for loans and debt securities acquired by the Company beginning January 1, 2005. The adoption of this new standard did not have a material impact on the Company’s financial statements.

NOTE 8 – BUSINESS SEGMENT INFORMATION

     SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, requires disclosure of segment information in a manner consistent with the “management approach”. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.

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

	Lending
	Operations	All Other	Eliminations	Consolidated
		(in thousands)
For the three months ended March 31, 2005
Revenues from external customers	$36,167	$565	$—	$36,732
Total interest income	35,741	1,011	—	36,752
Total interest expense	13,330	1,680	—	15,010
Net income	$6,831	$(1,180)	$—	$5,651

2004
Revenues from external customers	$45,411	$66	$—	$45,477
Total interest income	31,966	314	(197)	32,083
Total interest expense	7,681	1,662	(197)	9,146
Net income	$15,662	$(1,878)	$—	$13,784

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis is intended to identify the major factors that affected our financial condition and results of operations for the three months ended March 31, 2005.

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

     We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting polices related to the allowance for loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. We also consider accounting policies related to stock-based compensation to be critical due to the continuously evolving standards, changes to which could materially impact the way we account for stock options. Additionally, we also consider our accounting polices related to other real estate owned to be critical due to the potential significance of these activities and the estimates involved.

     For additional information regarding critical accounting policies, refer to Note 1 – Organization and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements and the sections captioned “Application of Critical Accounting Policies and Accounting Estimates” and “Allowance for Possible Loan Losses and Nonperforming Assets” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2004. There have been no significant changes in the Company’s application of accounting policies since December 31, 2004.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Executive Summary

     Consolidated net income was $5.7 million and $13.8 million for the quarter ended March 31, 2005 and 2004, respectively. Diluted EPS was $0.93 for the three months ended March 31, 2005 compared to $2.07 for the same period last year. This decrease was primarily caused by a decline in interest and fee income earned in connection with the Bank’s refund anticipation loan (“RAL”) program, which terminated during 2004.

     Net interest income before provision for loan losses decreased to $21.7 million for the quarter ended March 31, 2005 compared to $22.9 million for the same period last year. This decrease was primarily caused by the absence of interest income earned in connection with the Bank’s RAL program. This decrease was partially offset by an increase in our interest income earned due to an increase in the average balance of our loan portfolio, a decrease in the average balance of low yielding short-term and overnight investments, and an increase in the average balance of higher yielding investment securities held-to-maturity as compared to the same period last year. The decline in the average balance of short-term and overnight investment securities was a result of the termination of the RAL program, which generated a substantial level of liquidity during the quarter ended March 31, 2004. The Bank invested this additional liquidity in short-term and overnight investments, which earned a lower yield than the Bank earns on its current investment portfolio. The increase in total interest income was partially offset by a decline in the yield of our loan portfolio as higher yielding loans were repaid and replaced by new loan production at lower current market interest rates. In addition, net interest income was further impacted by the increase in interest expense due to an increase in the average balance of interest-bearing liabilities as compared to the same period last year, deposits repricing to higher current market interest rates, and the addition of new borrowings at higher current market interest rates.

     The return on average assets was 1.02% for the three months ended March 31, 2005, compared to 2.11% for the same period last year. The return on average shareholders’ equity was 11.69% for the three months ended March 31, 2005, compared 28.17% for the same period last year. The decrease in both of these ratios was primarily attributable to the absence of RAL related income during the first quarter of 2005.

     Loan production was $318.4 million for the quarter ended March 31, 2005, compared to $155.1 million for the same period last year. During the current quarter, the Bank originated $41.2 million of commercial real estate loans, $69.3 million of small balance multi-family real estate loans, $15.4 million of film finance loans, $0.4 million of franchise loans, and its wholesale loan operations completed the acquisition of a $192.1 million small balance multi-family loan portfolio. We expect the Bank’s franchise loan production to decline in 2005 as it focuses on its commercial real estate and small balance multi-family real estate loan production. Loan production for the same period last year consisted of the origination of $80.1 million of commercial real estate loans, $38.2 million of small balance multi-family real estate loans, $20.4 million of film finance loans and $16.4 million of franchise loans.

Net Interest Income and Margin

     The following table presents for the three months ended March 31, 2005 and 2004, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

			For the Three Months Ended March 31,
	2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(dollars in thousands)
Assets
Cash and investment securities	$417,975	$4,841	4.70%	$909,613	$2,443	1.08%
Loans receivable:
Loans	1,790,594	31,468	7.13%	1,477,207	28,914	7.87%
Real estate loans held at REIT	32,873	443	5.47%	62,168	726	4.70%

Total loans receivable	1,823,467	31,911	7.10%	1,539,375	29,640	7.74%

Total interest earning assets	2,241,442	$36,752	6.65%	2,448,988	$32,083	5.27%

Non-interest earning assets	48,070			217,822
Allowance for loan losses	(35,885)			(34,165)

Total assets	$2,253,627			$2,632,645

Liabilities and Shareholders’ Equity
Interest bearing deposit accounts:
Interest bearing demand	$68,860	$361	2.13%	$55,389	$247	1.79%
Money Market and passbook	164,218	986	2.44%	145,462	598	1.65%
Time certificates	1,196,498	8,151	2.76%	980,761	5,669	2.32%

Total interest bearing deposit accounts	1,429,576	9,498	2.69%	1,181,612	6,514	2.22%
Collateralized mortgage obligations	—	—	—	9,662	62	2.58%
FHLB advances and other borrowings	498,535	3,832	3.12%	147,679	1,081	2.94%
Junior subordinated debentures	86,600	1,680	7.87%	86,600	1,489	6.92%

Total interest bearing liabilities	2,014,711	$15,010	3.02%	1,425,553	$9,146	2.58%

Non-interest bearing demand accounts	17,126			10,317
Other non-interest bearing liabilities	25,813			999,992
Shareholders’ equity	195,977			196,783

Total liabilities and shareholders’ equity	$2,253,627			$2,632,645

Net interest spread (1)			3.63%			2.69%

Net interest income before provision for loan losses		$21,742			$22,937

Net interest margin (2)			3.93%			3.77%

(1)	Average yield on interest earning assets minus average rate paid on interest bearing liabilities.
(2)	Net interest income divided by total average interest earning assets.

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

	For the Three Months Ended March 31, 2005 and 2004 Increase (Decrease) Due to:
	Rate	Volume	Total
		(In thousands)
Interest and fees earned from:
Cash and investment securities	$4,320	$(1,922)	$2,398
Loans	(1,571)	3,842	2,271

Total increase in interest income	2,749	1,920	4,669

Interest paid on:
Deposit accounts	1,499	1,485	2,984
Collateralized mortgage obligations	—	(62)	(62)
FHLB advances and other borrowings	70	2,681	2,751
Junior subordinated debentures	191	—	191

Total increase in interest expense	1,760	4,104	5,864

Increase (decrease) in net interest income	$989	$(2,184)	$(1,195)

     Total interest income increased $4.7 million to $36.8 million in the first quarter of 2005 as compared to $32.1 million for the same period last year. The increase in interest income was primarily attributable to a 362 basis point increase in the average yield earned on cash and investment securities and a $284.1 million increase in the average balance of total loans receivable, partially offset by a 64 basis point decrease in the average yield earned on total loans receivable and a $491.6 million decrease in the average balance of cash and investment securities.

     The average balance of cash and investments decreased to $418.0 million in the first quarter of 2005 compared to $909.6 million during the same period last year. The decrease in average cash and investments was primarily due to a decrease in the average balance of low yielding short-term and overnight investments, partially offset by an increase in the average balance of higher yielding investment securities held-to-maturity as compared to the same period last year. The decline in the average balance of short-term and overnight investment securities was a result of the termination of the RAL program, which generated a substantial level of liquidity during the quarter ended March 31, 2004. The Bank invested this additional liquidity in short-term and overnight investments, which earned a lower yield than the Bank earns on its current investment portfolio. As a result, the average yield earned on cash and investments increased to 4.70% during the first quarter of 2005 as compared to 1.08% for the same period last year.

     The average balance of our loan portfolio was $1.8 billion and $1.5 billion for the three months ended March 31, 2005 and 2004, respectively. Loans secured by income producing properties and construction loans had an average balance of $1.5 billion during the quarter ended March 31, 2005 compared to $1.2 billion during the same period last year. The average balance of franchise loans was $137.6 million and $105.6 million during the quarters ended March 31, 2005 and 2004, respectively. The average balance of film finance loans was $99.5 million and $97.6 million during the quarters ended March 31, 2005 and 2004, respectively.

     The average yield earned on total loans decreased to 7.10% in the quarter ended March 31, 2005 as compared to 7.74% in the same period last year. The decline in our yield was primarily caused by higher yielding loans being repaid and replaced by new loan production at lower current market interest rates. Our loan portfolio is primarily comprised of adjustable rate mortgages indexed to six month LIBOR. Approximately 98.2% of our loan portfolio was comprised of adjustable rate mortgages at March 31, 2005. These adjustable rate mortgages generally reprice on a quarterly basis. At March 31, 2005, approximately $1.8 billion or 88.6% of our loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. At March 31, 2005, the weighted average floor interest rate of these loans was 6.2%. At that date, approximately $799.7 million or 39.8% of those loans were at their floor interest rate.

     Total interest expense increased by $5.9 million to $15.0 million in the first quarter of 2005, compared to $9.1 million for the same period last year. The increase in interest expense was primarily attributable to an increase of $589.2 million in the average balance of interest bearing liabilities, which was caused by the increase in deposits and FHLB advances and other borrowings, and a 44 basis point increase in the rate paid on interest bearing liabilities, which was primarily caused by deposits repricing to higher current market interest rates.

     Our average cost of funds increased to 3.02% during the three months ended March 31, 2005, compared to 2.58% for the same period last year. This increase in the average funding costs was due primarily to deposits repricing to higher current market interest rates, and the increase in FHLB advances and other borrowings. The average rate paid on deposit accounts was 2.69% during the three months ended March 31, 2005 as compared to 2.22% for the same period last year. The average balance of deposit accounts increased $248.0 million to $1.4 billion for the three months ended March 31, 2005 as compared to $1.2 billion for the same period last year. The average rate paid on FHLB advances and other borrowings was 3.12% during the three months ended March 31, 2005 compared to 2.94% for the same period last year. FHLB advances and other borrowings averaged $498.5 million in the current quarter, compared to $147.7 million for the same period last year.

     Net interest margin increased to 3.93% for the three months ended March 31, 2005 as compared to 3.77% for the same period last year. The increase in net interest margin was primarily due to a decrease in the average balance of lower yielding interest earning assets as a result of the termination of the RAL program, and the related increase in yield earned on investment securities discussed above. This increase was partially offset by an increase in the average balance of interest bearing liabilities and an increase in average rate paid on deposit accounts.

Provision for Loan Losses

     Management periodically assesses the adequacy of the allowance for loan losses by reference to certain quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements:

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

     Management believes that our allowance for loan losses as of March 31, 2005 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

     The consolidated provision for loan losses totaled $750,000 for the current quarter of 2005, compared to $1.4 million for the same period last year. The provision for loan losses was recorded based on an analysis of the factors referred to above. The allowance for loan losses was 1.78% of our total loan portfolio at March 31, 2005 as compared to 1.94% at December 31, 2004. During the quarter ended March 31, 2005, we had net loan charge-offs of $316,000 as compared to net loan recoveries of $84,000 during the same period last year. See also – “Financial Condition – Credit Risk”.

Non-Interest Income

     Non-interest income declined $13.4 million during the quarter ended March 31, 2005 as compared to the same period last year. During the quarter ended March 31, 2004, non-interest income consisted of $9.0 million of net premiums earned on the sale of RAL loans and $4.2 million of income earned in connection with RAL processing and administrative fees. Because the origination of loans under the RAL program resulted from the filing of individual income tax returns, transaction activity was concentrated most heavily during the tax season. This resulted in the Company earning most of its RAL program income in the first quarter of 2004.

Non-Interest Expense

     Non-interest expense totaled $11.2 million for the three months ended March 31, 2005, compared to $11.4 million for the same period last year, and reflects the investment in the national expansion of our lending platform. The Bank has 18 loan production offices outside of the state of California and a total of 26 loan production offices operating as of March 31, 2005. Our efficiency ratio (defined as recurring general and administrative expenses as a percentage of net revenue) increased to 51.7% for the quarter ended March 31, 2005, as compared to 31.2% for the same period last year, due to the decline in net revenue as a result of the termination of the RAL program.

FINANCIAL CONDITION

     Total assets increased to $2.4 billion at March 31, 2005 as compared to $2.3 billion at December 31, 2004. The increase in total assets was primarily due to a $192.6 million increase in our loan portfolio, partially offset by a $76.4 million decrease in cash and cash equivalents. The increase in the loan portfolio was primarily due to the acquisition of a $192.1 million small balance multi-family loan portfolio and a decline in loan prepayment speeds experienced during the current period. At March 31, 2005, loans, net totaled $2.0 billion, including approximately $1.8 billion of real estate loans, $137.7 million of franchise loans and $97.9 million of film finance loans. Total deposit accounts increased to $1.5 billion at March 31, 2005 from $1.4 billion at December 31, 2004. FHLB advances and other borrowings increased $81.2 million to $665.5 million at March 31, 2005, compared to $584.2 million at December 31, 2004. This increase was primarily due to additional borrowings utilized to fund the purchase of the small balance multi-family loan portfolio during the quarter. Management believes that a significant portion of deposits will remain with us upon maturity based on our historical experience regarding retention of deposits.

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

     At March 31, 2005 and December 31, 2004, key economic assumptions and the sensitivity of the current fair value of the residual interest based on projected cash flows to immediate adverse changes in those assumptions is as follows:

	March 31,	December 31,
	2005	2004
Dollars in thousands
Fair value of retained interest	$5,102	$5,368

Weighted average life (in years) – securities	0.52	0.68

Weighted average life (in years) – residual interest	2.81	3.61

Weighted average annual prepayment speed	40.0%	26.5%

Impact of 10% adverse change	$(211)	$(236)

Impact of 25% adverse change	$(561)	$(630)

Weighted average annual discount rate	15.0%	15.0%

Impact of 10% adverse change	$(182)	$(243)

Impact of 25% adverse change	$(444)	$(630)

Weighted average lifetime credit losses	18.2%	25.0%

Impact of 10% adverse change	$(155)	$(262)

Impact of 25% adverse change	$(392)	$(700)

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

CREDIT RISK

Nonperforming Assets, Other Loans of Concern and Allowance for Loan Losses

     The following table sets forth our nonperforming assets by category and troubled debt restructurings as of the dates indicated.

	March 31,	December 31,
	2005	2004
	(dollars in thousands)
Nonaccrual loans:
Real estate	$6,344	$7,057
Franchise	3,825	3,874
Film finance	3,633	3,721

Total nonaccrual loans	13,802	14,652
Other real estate owned, net	—	—

Total nonperforming assets	13,802	14,652
Performing troubled debt restructurings	9,775	8,811

	$23,577	$23,463

Nonaccrual loans to total loans	0.69%	0.80%
Allowance for loan losses to nonaccrual loans	260.23%	242.17%
Nonperforming assets to total assets	0.57%	0.63%

     As of March 31, 2005 and December 31, 2004, other loans of concern totaled $43.6 million and $37.1 million, respectively. Other loans of concern consist of loans with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category. The increase in other loans of concern for the three months ended March 31, 2005 was primarily due to $8.3 million of new other loans of concern, partially offset by $1.0 million of loan repayments, and $0.8 million of loans being upgraded.

     The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

	For the Three	For the Year	For the Three
	Months Ended	Ended	Months Ended
	March 31,	December 31,	March 31,
	2005	2004	2004
	(dollars in thousands)
Balance at beginning of period	$35,483	$33,401	$33,401
Provision for loan losses	750	4,725	1,400
Charge-offs	(508)	(3,490)	—
Recoveries	192	847	84

Net (charge-offs) recoveries	(316)	(2,643)	84

Balance at end of period	$35,917	$35,483	$34,885

Allowance for loan losses as a percentage of loans, net	1.78%	1.94%	2.26%

Liquidity

     Liquidity refers to our ability to maintain cash flows adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans. We maintain a cash and investment securities portfolio designed to satisfy operating liquidity requirements while preserving capital and maximizing yield. As of March 31, 2005, we held $11.1 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $78.8 million of investment securities classified as available for sale.

     Short-term fixed income investments classified as cash equivalents consisted of interest bearing deposits at financial institutions, government money market funds and short-term government agency securities, while investment securities available for sale consisted primarily of fixed income instruments, which were rated “AAA”, or equivalent by nationally recognized rating agencies. In addition, our liquidity position is supported by a credit facility with the Federal Home Loan Bank of San Francisco. As of March 31, 2005, we had remaining available borrowing capacity under this credit facility of $210.2 million, net of the $10.4 million of additional Federal Home Loan Bank stock that we would be required to purchase to support those additional borrowings, $30.0 million of uncommitted, unsecured lines of credit with two unaffiliated financial institutions renewable daily, and a $25.0 million revolving credit facility with an unaffiliated financial institution. This $25.0 million revolving credit facility expired on April 30, 2005, however, we intend to renew this facility shortly.

Capital Resources

     The Company, the Bank’s holding company, had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at March 31, 2005 of 11.33%, 12.68% and 14.95%, respectively, which represents $142.4 million, $134.3 million and $99.4 million, respectively, of capital in excess of the amount required to be “well capitalized.” These ratios were 12.30%, 13.67% and 16.00% as of December 31, 2004, respectively.

     The Bank had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at March 31, 2005 of 10.42%, 11.62% and 12.87%, respectively, which represents $118.9 million, $110.5 million and $56.5 million, respectively, of capital in excess of the amount required to be “well capitalized” for regulatory purposes. These ratios were 11.02%, 12.21% and 13.47% as of December 31, 2004, respectively.

     At March 31, 2005, shareholders’ equity totaled $194.0 million, or 8.0 percent of total assets. Our book value per share of common stock was $35.33 as of March 31, 2005, as compared to $35.09 as of December 31, 2004, and $33.35 as of March 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in our annual report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of March 31, 2005 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     (b) Changes in Internal Control over Financial Reporting: During the quarter ended March 31, 2005, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

     The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     We are party to certain legal proceedings incidental to our business. Management believes that the outcome of such proceedings, in the aggregate, will not have a material effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table sets forth the repurchases of our common stock for the fiscal quarter ended March 31, 2005.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs(1)

January 1, 2005 to January 31, 2005	21,470	$54.13	21,470	83,622
February 1, 2005 to February 28, 2005	11,426	51.53	11,426	72,196
March 1, 2005 to March 31, 2005	143,902	54.06	143,902	217,072

Total	176,798	$53.91	176,798	217,072

(1) The repurchases during January, February and March 2005 were made under the ninth and tenth extensions of our stock repurchase program, which were announced on September 30, 2004 and March 9, 2005, respectively. Each such extension authorized the repurchase of an additional 5% of the outstanding shares as of the authorization date. At March 31, 2005, 217,072 shares remained available for repurchase under the tenth extension.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

     See exhibit index.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITLA CAPITAL CORPORATION
Date: May 10, 2005	/s/ George W. Haligowski
George W. Haligowski
Chairman of the Board, President and Chief Executive Officer

Date: May 10, 2005	/s/ Timothy M. Doyle
Timothy M. Doyle
Senior Managing Director and Chief Financial Officer

EXHIBIT INDEX

Reference to
Prior Filling
or Exhibit
Number
Regulation S-K		Attached
Exhibit Number	Document	Hereto

3.1	Certificate of Incorporation	**
3.2	Bylaws, as amended	****
4	Instruments Defining the Rights of Security Holders, Including Indentures	********
10.1	1995 Stock Option Plan For Nonemployee Directors	*
10.2	1995 Employee Stock Incentive Plan	******
10.3a	Nonqualified (Non-Employer Securities) Deferred Compensation Plan	*******
10.3b	Nonqualified (Employer Securities Only) Deferred Compensation Plan	*******
10.4	Supplemental Salary Savings Plan	*
10.5	Data Processing Agreement	*
10.6	Employment Agreement with George W. Haligowski	****
10.7	Form of Change of Control Agreements with Norval L. Bruce, Timothy M. Doyle, Don Nickbarg, and Scott Wallace	***
10.8	Recognition and Retention Plan	**
10.9	Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors	*****
10.10	Supplemental Executive Retirement Plan	*******
10.11	ITLA Capital Corporation Rabbi Trust Agreement	***
10.12	Salary Continuation Plan	****
10.13	Form of Incentive Stock Option Agreement under 1995 Employee Stock Incentive Plan	*********
10.14	Form of Non-Qualified Stock Option Agreement under 1995 Stock Option Plan for Nonemployee Directors	*********
10.15	Description of Named Executive Officer Salary, Bonus and Perquisite Arrangements for 2005	*********
10.16	Description of Director Fee Arrangements	*********
11	Statement Regarding Computation of Per Share Earnings	Not Required
15	Letter Regarding Unaudited Interim Financial Information	None
18	Letter Regarding Change in Accounting Principles	None
19	Report furnished to Security Holders	None
22	Published Report Regarding Matters Submitted to Vote of Security Holders	None
23.1	Consent of Experts	None
24	Power of Attorney	None
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	32

*	Filed as an exhibit to Imperial’s Registration Statement on Form S-1 (File No. 33-96518) filed with the Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.
**	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on May 10, 1996, pursuant to Section 5 of the Securities Act of 1933.
***	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 (File No. 0-26960).
****	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2000 (File No. 0-26960).
*****	Filed as an exhibit to Amendment No. Two to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on June 19, 1996.
******	Filed as an appendix to the Company’s definitive proxy materials filed on September 29, 2001.
*******	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 0-26960).
********	The Company hereby agrees to furnish the SEC, upon request, copies of the instruments defining the rights of the holders of each issue of the Company’s long-term debt.
*********	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2004.