Form 10-Q
period 2005-06-30
ITLA CAPITAL CORP
filed 2005-08-08
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
Number of shares of common stock of the registrant: 5,784,081 outstanding as of August 4, 2005.

ITLA CAPITAL CORPORATION
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005
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

PART I — FINANCIAL INFORMATION
ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2005	December 31,
	(unaudited)	2004
	(in thousands, except share data)
Assets
Cash and cash equivalents	$33,121	$87,580
Investment securities available for sale, at fair value	87,097	66,845
Investment securities held-to-maturity, at amortized cost	269,724	296,028
Stock in Federal Home Loan Bank	33,975	23,200
Loans, net (net of allowance for loan losses of $37,402 and $35,483 as of June 30, 2005 and December 31, 2004, respectively)	2,360,437	1,793,815
Interest receivable	13,962	10,695
Other real estate owned, net	—	—
Premises and equipment, net	6,898	6,645
Deferred income taxes	10,600	10,468
Goodwill	3,118	3,118
Other assets	20,916	19,677

Total assets	$2,839,848	$2,318,071

Liabilities and Shareholders’ Equity

Liabilities:
Deposit accounts	$1,716,809	$1,432,032
Federal Home Loan Bank advances and other borrowings	814,678	584,224
Accounts payable and other liabilities	23,545	20,491
Junior subordinated debentures	86,600	86,600

Total liabilities	2,641,632	2,123,347

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital — common stock, $.01 par value; 20,000,000 shares authorized, 8,905,143 and 8,703,894 issued as of June 30, 2005 and December 31, 2004, respectively	75,492	69,327
Retained earnings	207,522	196,032
Accumulated other comprehensive (loss) income, net	(131)	78

	282,883	265,437

Less treasury stock, at cost 3,420,988 and 3,154,290 shares as of June 30, 2005 and December 31, 2004, respectively	(84,667)	(70,713)

Total shareholders’ equity	198,216	194,724

Total liabilities and shareholders’ equity	$2,839,848	$2,318,071

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Interest income:
Loans, including fees	$37,210	$27,220	$69,121	$56,860
Cash and investment securities	4,470	968	9,311	3,411

Total interest income	41,680	28,188	78,432	60,271

Interest expense:
Deposit accounts	11,897	6,485	21,395	12,999
Federal Home Loan Bank advances and other borrowings	5,900	833	9,732	1,976
Junior subordinated debentures	1,754	1,501	3,434	2,990

Total interest expense	19,551	8,819	34,561	17,965

Net interest income before provision for loan losses	22,129	19,369	43,871	42,306

Provision for loan losses	1,500	950	2,250	2,350

Net interest income after provision for loan losses	20,629	18,419	41,621	39,956

Non-interest income:
Premium on sale of loans, net	—	260	—	9,284
Late and collection fees	130	84	203	185
Other	379	701	286	4,970

Total non-interest income	509	1,045	489	14,439

Non-interest expense:
Compensation and benefits	5,376	5,446	11,267	11,602
Occupancy and equipment	1,750	1,522	3,401	2,850
Other	3,943	3,520	7,631	7,388

Total general and administrative	11,069	10,488	22,299	21,840

Real estate owned expense, net	—	(15)	—	81
Provision for losses on other real estate owned	—	—	—	1,000
Gain on sale of other real estate owned, net	—	(315)	(11)	(354)

Total real estate owned expense, net	—	(330)	(11)	727

Total non-interest expense	11,069	10,158	22,288	22,567

Income before provision for income taxes	10,069	9,306	19,822	31,828
Provision for income taxes	4,230	3,676	8,332	12,414

NET INCOME	$5,839	$5,630	$11,490	$19,414

BASIC EARNINGS PER SHARE	$1.01	$0.91	$1.99	$3.12

DILUTED EARNINGS PER SHARE	$0.98	$0.86	$1.90	$2.93

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2005	2004
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$11,490	$19,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,232	985
Amortization of premium on purchased loans	1,078	1,101
Accretion of deferred loan origination fees, net of costs	(1,391)	(1,143)
Provision for loan losses	2,250	2,350
Premium on sale of RAL loans, net	—	(9,284)
Other, net	(418)	241
(Increase) decrease in interest receivable	(3,267)	647
Decrease in other assets	1,848	3,352
Increase in accounts payable and other liabilities	3,054	17,541

Net cash provided by operating activities	15,876	35,204

Cash Flows From Investing Activities:
Purchases of investment securities available for sale	(22,876)	(13,985)
Proceeds from maturity and calls of investment securities available for sale	2,219	10,639
Proceeds from repayments of investment securities held-to-maturity	26,273	—
(Purchase) sale of stock in Federal Home Loan Bank	(10,221)	295
Purchase of loans	(493,171)	—
Origination of RAL loans	—	(12,949,433)
Proceeds from participation in RAL loans	—	12,956,989
Increase in loans, net	(75,458)	(57,025)
Proceeds from sale of other real estate owned	81	7,314
Cash paid for capital expenditures	(1,485)	(1,483)

Net cash used in investing activities	(574,638)	(46,689)

Cash Flows From Financing Activities:
Proceeds from exercise of employee stock options	3,026	1,456
Cash paid to acquire treasury stock	(13,954)	(5,590)
Principal payments on collateralized mortgage obligations	—	(15,870)
Net increase in deposit accounts	284,777	28,078
Net (decrease) increase in short-term borrowings	(166,000)	66,000
Proceeds from long-term borrowings	397,554	10,000
Repayments of long-term borrowings	(1,100)	(55,600)

Net cash provided by financing activities	504,303	28,474

Net (decrease) increase in cash and cash equivalents	(54,459)	16,989
Cash and cash equivalents at beginning of period	87,580	178,318

Cash and cash equivalents at end of period	$33,121	$195,307

Supplemental Cash Flow Information:
Cash paid during the period for interest	$33,756	$17,857
Cash paid during the period for income taxes	$8,429	$4,600
Non-Cash Investing Transactions:
Loans transferred to other real estate owned	$70	$1,897
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
          All intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain amounts in prior periods have been reclassified to conform to the presentation in the current period. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations for the remainder of the year.
          These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.
NOTE 2 — ACCOUNTING FOR STOCK-BASED COMPENSATION
          The Company’s stock-based compensation plan is accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25 — “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, no compensation expense is recognized for a stock option grant if the exercise price of the stock option at measurement date is equal to or greater than the fair market value of the common stock on the date of grant. The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, for disclosure purposes only. SFAS No. 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. If compensation had been determined based on SFAS No. 123, the Company’s pro forma net income and pro forma per share data would be as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income, as reported	$5,839	$5,630	$11,490	$19,414
Less: Stock-based employee compensation expense determined under the fair value method, net of tax	396	337	461	674

Pro forma net income	$5,443	$5,293	$11,029	$18,740

Earnings per share:
Basic — as reported	$1.01	$0.91	$1.99	$3.12
Basic — pro forma	$0.95	$0.85	$1.91	$3.01
Diluted — as reported	$0.98	$0.86	$1.90	$2.93
Diluted — pro forma	$0.91	$0.80	$1.83	$2.83
          The fair value of each option grant was estimated on the date of grant using a black-scholes option pricing model with the following weighted-average assumptions for option grants:

	Weighted-Average Assumptions for
	Option Grants
	2005	2004
Dividend Yield	0.00%	0.00%
Expected Volatility	36.06%	38.04%
Risk-Free Interest Rates	3.89%	4.28%
Expected Lives	Seven Years	Seven Years
NOTE 3 — EARNINGS PER SHARE
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

          The following is a reconciliation of the calculation of Basic EPS and Diluted EPS:

		Weighted-	Per
		Average Shares	Share
	Net Income	Outstanding	Amount
	(in thousands, except per share data)
For the Three Months Ended June 30, 2005
Basic EPS	$5,839	5,755	$1.01
Effect of dilutive stock options	—	212	(0.03)

Diluted EPS	$5,839	5,967	$0.98

2004
Basic EPS	$5,630	6,207	$0.91
Effect of dilutive stock options	—	372	(0.05)

Diluted EPS	$5,630	6,579	$0.86

For the Six Months Ended June 30, 2005
Basic EPS	$11,490	5,780	$1.99
Effect of dilutive stock options	—	256	(0.09)

Diluted EPS	$11,490	6,036	$1.90

2004
Basic EPS	$19,414	6,224	$3.12
Effect of dilutive stock options	—	402	(0.19)

Diluted EPS	$19,414	6,626	$2.93

NOTE 4 — COMPREHENSIVE INCOME
          Comprehensive income, which encompasses net income and the net change in unrealized gains (losses) on investment securities available for sale, is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)
Net Income	$5,839	$5,630	$11,490	$19,414
Other comprehensive income (loss):
Change in unrealized gains (losses) on investment securities available for sale, net of tax (expense) benefit of $(107) and $239 for the three months ended June 30, 2005 and 2004, and net of tax benefit of $137 and $161 for the six months ended June 30, 2005 and 2004, respectively	162	(359)	(209)	(242)

Comprehensive Income	$6,001	$5,271	$11,281	$19,172

NOTE 5 — IMPAIRED LOANS RECEIVABLE
          As of June 30, 2005 and December 31, 2004, the recorded investment in impaired loans was $24.3 million and $18.6 million, respectively. The average recorded investment in impaired loans was $25.1 million and $21.7 million, respectively, for the three and six months ended June 30, 2005 and $18.8 million and $17.2 million, respectively, for the same periods last year. Interest income recognized on impaired loans totaled $219,000 and $313,000 for the three and six months ended June 30, 2005 as compared to $140,000 and $237,000 for the same periods last year.
NOTE 6 — RESIDUAL INTEREST IN SECURITIZATION
          During 2002, the Company formed a limited liability company to issue $86.3 million of asset-backed notes in a securitization of substantially all of the Company’s residential loan portfolio . The Company recorded a residual asset in connection with the securitization, which represented the present value of future cash flows (spread and fees) that were estimated to be received over the life of the loans. The residual interest is recorded on the consolidated balance sheet in “Investment securities available for sale, at fair value”. The value of the residual interest is subject to substantial credit, prepayment, and interest rate risk on the sold residential loans. Fair value is estimated on a monthly basis based on a discounted cash flow analysis. These cash flows are estimated over the lives of the receivables using prepayment, default, and interest rate assumptions that management believes market participants would use for similar financial instruments.
          At June 30, 2005 and December 31, 2004, key economic assumptions and the sensitivity of the current fair value of the residual interest based on projected cash flows to immediate adverse changes in those assumptions are as follows:

	June 30,	December 31,
	2005	2004
Dollars in thousands
Fair value of retained interest	$5,000	$5,368
Weighted average life (in years) — securities	0.56	0.68
Weighted average life (in years) — residual interest	2.87	3.61
Weighted average annual prepayment speed	40.0%	26.5%
Impact of 10% adverse change	$(183)	$(236)
Impact of 25% adverse change	$(269)	$(630)
Weighted average annual discount rate	13.0%	15.0%
Impact of 10% adverse change	$(149)	$(243)
Impact of 25% adverse change	$(367)	$(630)
Weighted average lifetime credit losses	15.6%	25.0%
Impact of 10% adverse change	$(122)	$(262)
Impact of 25% adverse change	$(302)	$(700)
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
NOTE 7 — NEW ACCOUNTING PRONOUNCEMENTS
          On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS No. 123(R) was to be effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005; however, the required implementation date for the Company was delayed until January 1, 2006. The Company plans to adopt SFAS No. 123(R) using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS No. 123(R). The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Management is currently evaluating the effect of the adoption of SFAS No. 123(R) and cannot currently quantify the impact on the Company’s results of operations or financial position. Future levels of compensation cost recognized related to stock-based compensation awards will be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.
          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which is a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, ‘Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not expect the adoption of SFAS No. 154 on January 1, 2006 to have a material impact on the Company’s consolidated results of operations or financial position.
NOTE 8 — BUSINESS SEGMENT INFORMATION
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
          Transactions between the reportable segment of the Company and its other operating segments are made at terms which approximate arm’s-length transactions and in accordance with GAAP. There is no significant difference between the measurement of the reportable segments profits and losses disclosed below and the measurement of profits and losses in our consolidated statements of income. Accounting allocations are made in the same manner for all operating segments.

	Lending
	Operations	All Other	Eliminations	Consolidated
	(in thousands)
For the three months ended June 30, 2005
Revenues from external customers	$41,707	$482	$—	$42,189
Total interest income	41,279	401	—	41,680
Total interest expense	17,797	1,754	—	19,551
Net income	7,177	(1,338)	—	5,839

2004
Revenues from external customers	$29,155	$327	$—	$29,482
Total interest income	28,185	327	(324)	28,188
Total interest expense	7,641	1,502	(324)	8,819
Net income	7,008	(1,378)	—	5,630

For the six months ended June 30, 2005
Revenues from external customers	$77,874	$1,047	$—	$78,921
Total interest income	77,020	1,412	—	78,432
Total interest expense	31,127	3,434	—	34,561
Net income	14,008	(2,518)	—	11,490

2004
Revenues from external customers	$74,566	$641	$—	$75,207
Total interest income	60,151	641	(521)	60,271
Total interest expense	15,322	3,164	(521)	17,965
Net income	22,670	(3,256)	—	19,414

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis is intended to identify the major factors that affected our financial condition and results of operations for the three and six months ended June 30, 2005.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Executive Summary
          Consolidated net income was $5.8 million and $5.6 million for the quarters ended June 30, 2005 and 2004, respectively. Diluted EPS was $0.98 for the three months ended June 30, 2005 compared to $0.86 for the same period last year.
          Net interest income before provision for loan losses increased to $22.1 million for the quarter ended June 30, 2005 compared to $19.4 million for the same period last year. The increase was primarily caused by additional interest income earned due to the growth in the average balance of our loan portfolio, and an increase in the average balance of higher yielding investment securities held-to-maturity as compared to the quarter ended June 30, 2004. This increase was partially offset by additional interest expense incurred due to the growth in the average balance of interest bearing liabilities as compared to the same period last year, deposits repricing to higher current market interest rates, and the addition of new borrowings at higher current market interest rates.
          The return on average assets was 0.91% for the three months ended June 30, 2005, compared to 1.30% for the same period last year. The decrease in the return on average assets ratio was primarily due to the increase in average total assets, which increased to $2.6 billion as of June 30, 2005 as compared to $1.7 billion for the same period last year. The return on average shareholders’ equity was 11.99% for the three months ended June 30, 2005, compared 11.23% for the same period last year.
          Loan production was $559.8 million for the quarter ended June 30, 2005, compared to $258.1 million for the same period last year. During the current quarter, the Bank originated $145.1 million of commercial real estate loans, $80.1 million of small balance multi-family real estate loans, $31.6 million of entertainment finance loans, $2.0 million of franchise loans, and its wholesale loan operations acquired $301.0 million of small balance multi-family loans. The Bank’s franchise loan production continues to decline in 2005 as it focuses on its commercial real estate and small balance multi-family real estate loan production. Loan production for the same period last year consisted of the origination of $156.0 million of commercial real estate loans, $55.8 million of small balance multi-family real estate loans, $21.6 million of entertainment finance loans and $24.7 million of franchise loans.

Net Interest Income and Margin
          The following table presents for the three months ended June 30, 2005 and 2004, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

	For the Three Months Ended June 30,
	2005			2004
	Average	Income/	Yield/	Average Balance	Income/	Yield/
	Balance	Expense	Rate		Expense	Rate
	(dollars in thousands)
Assets
Cash and investment securities	$443,035	$4,470	4.05%	$150,621	$968	2.58%
Loans receivable:
Loans	2,080,691	36,740	7.08%	1,507,288	26,424	7.05%
Real estate loans held at REIT	28,770	470	6.55%	53,092	796	6.03%

Total loans receivable	2,109,461	37,210	7.08%	1,560,380	27,220	7.02%

Total interest earning assets	2,552,496	$41,680	6.55%	1,711,001	$28,188	6.63%

Non-interest earning assets	48,556			60,211
Allowance for loan losses	(36,755)			(35,291)

Total assets	$2,564,297			$1,735,921

Liabilities and Shareholders’ Equity
Interest bearing deposit accounts:
Interest bearing demand	$53,878	$320	2.38%	$78,256	$368	1.89%
Money market and passbook	171,425	1,223	2.86%	132,836	537	1.63%
Time certificates	1,326,175	10,354	3.13%	986,730	5,580	2.27%

Total interest bearing deposit accounts	1,551,478	11,897	3.08%	1,197,822	6,485	2.18%
FHLB advances and other borrowings	690,322	5,900	3.43%	129,901	833	2.58%
Junior subordinated debentures	86,600	1,754	8.12%	86,600	1,501	6.97%

Total interest bearing liabilities	2,328,400	$19,551	3.37%	1,414,323	$8,819	2.51%

Non-interest bearing demand accounts	15,036			19,473
Other non-interest bearing liabilities	25,459			100,551
Shareholders’ equity	195,402			201,574

Total liabilities and shareholders’ equity	$2,564,297			$1,735,921

Net interest spread (1)			3.18%			4.12%

Net interest income before provision for loan losses		$22,129			$19,369

Net interest margin (2)			3.48%			4.55%

(1)	Average yield on interest earning assets minus average rate paid on interest bearing liabilities.

(2)	Net interest income divided by total average interest earning assets.

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

	For the Three Months Ended
	June 30, 2005 and 2004
	Increase (Decrease) Due to:
	Rate	Volume	Total
	(In thousands)
Interest and fees earned from:
Cash and investment securities	$795	$2,707	$3,502
Loans	306	9,684	9,990

Total increase in interest income	1,101	12,391	13,492

Interest paid on:
Deposit accounts	3,156	2,256	5,412
FHLB advances and other borrowings	359	4,708	5,067
Junior subordinated debentures	253	—	253

Total increase in interest expense	3,768	6,964	10,732

Increase (decrease) in net interest income	$(2,667)	$5,427	$2,760

          Total interest income increased $13.5 million to $41.7 million in the second quarter of 2005 as compared to $28.2 million for the same period last year. The increase in interest income was primarily attributable to a $549.1 million increase in the average balance of total loans receivable, a $292.4 million increase in the average balance of cash and investment securities, and a 147 basis point increase in the average yield earned on cash and investment securities.
          The average balance of cash and investments increased to $443.0 million in the second quarter of 2005 compared to $150.6 million during the same period last year. The increase in average cash and investments was primarily due to an increase in the average balance of higher yielding investment securities held-to-maturity, partially offset by a decline in lower yielding short-term and overnight investments as compared to the same period last year. As a result, the average yield earned on cash and investments increased to 4.05% during the second quarter of 2005 as compared to 2.58% for the same period last year.
          The average aggregate balance of our loan portfolio was $2.1 billion and $1.6 billion for the three months ended June 30, 2005 and 2004, respectively. Commercial real estate and construction loans had an average aggregate balance of $814.7 million during the quarter ended June 30, 2005 compared to $683.0 million during the same period last year. Multi-family real estate loans had an average aggregate balance of $1.0 billion during the quarter ended June 30, 2005 compared to $647.6 million during the same period last year. The average aggregate balance of entertainment finance loans was $93.0 million and $95.2 million during the quarters ended June 30, 2005 and 2004, respectively. The average aggregate balance of franchise loans was $137.7 million and $125.1 million during the quarters ended June 30, 2005 and 2004, respectively.

          The average yield earned on total loans increased to 7.08% in the quarter ended June 30, 2005 as compared to 7.02% in the same period last year. The increase in yield was primarily due to loans repricing to higher current interest rates, partially offset by higher yielding loans being repaid and replaced by new loan production at current market interest rates. Our loan portfolio is primarily comprised of adjustable rate loans indexed to six month LIBOR. Approximately 98.5% of our loan portfolio was comprised of adjustable rate loans at June 30, 2005. These adjustable rate loans generally reprice on a quarterly basis. At June 30, 2005, approximately $2.2 billion, or 91.0%, of our loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. At June 30, 2005, the weighted average floor interest rate of these loans was 6.1%. At that date, approximately $736.6 million, or 31.1%, of our loans were at their floor interest rate.
          Total interest expense increased by $10.7 million to $19.6 million during the second quarter of 2005, compared to $8.8 million for the same period last year. The increase in interest expense was primarily attributable to an increase of $914.1 million in the average balance of interest bearing liabilities, which was caused by the increase in deposits and FHLB advances and other borrowings, and a 86 basis point increase in the rate paid on interest bearing liabilities, which was primarily caused by deposits repricing to higher current market interest rates.
          Our average cost of funds increased to 3.37% during the three months ended June 30, 2005, compared to 2.51% for the same period last year. As discussed above, the increase in the average funding costs was primarily due to deposits repricing to higher current market interest rates, and the addition of FHLB advances and other borrowings. The average rate paid on deposit accounts was 3.08% during the three months ended June 30, 2005 as compared to 2.18% for the same period last year. The average balance of deposit accounts increased $353.7 million to $1.6 billion for the three months ended June 30, 2005 as compared to $1.2 billion for the same period last year. The average rate paid on FHLB advances and other borrowings was 3.43% during the three months ended June 30, 2005 compared to 2.58% for the same period last year. FHLB advances and other borrowings averaged $690.3 million during the current quarter, compared to $129.9 million for the same period last year.
          Net interest margin decreased to 3.48% for the three months ended June 30, 2005 as compared to 4.55% for the same period last year. This decrease was primarily due to the increase in the average balance of interest bearing liabilities and the corresponding increase in our average cost of funds.

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
          Management believes that our allowance for loan losses as of June 30, 2005 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.
          The consolidated provision for loan losses totaled $1.5 million for the second quarter of 2005, compared to $1.0 million for the same period last year. The provision for loan losses was recorded based on an analysis of the factors referred to above. The allowance for loan losses was 1.56% of our total loan portfolio at June 30, 2005 as compared to 1.94% at December 31, 2004. The decrease in this percentage primarily reflects the decline in our overall risk profile due to a broader geographic diversification of our real estate loan portfolio resulting from the higher concentration of non-California small balance multi-family loans as a percentage of our total loan portfolio. As of June 30, 2005, 38.3% of our loan portfolio secured by real estate was located outside of California. During the quarter ended June 30, 2005, we had net loan charge-offs of $15,000 as compared to net loan recoveries of $41,000 during the same period last year. See also — “Financial Condition — Credit Risk”.
Non-Interest Income
          Non-interest income declined to $509,000 during the quarter ended June 30, 2005 as compared to $1.0 million for the same period last year. Substantially all of the non-interest income earned during the prior period related to the refund anticipation loan (“RAL”) program, which was terminated during 2004.
Non-Interest Expense
          Non-interest expense totaled $11.1 million for the three months ended June 30, 2005, compared to $10.2 million for the quarter ended June 30, 2004. The increase in non-interest expense was caused by the additional overhead expenses incurred in connection with the national expansion of our loan production platform over the same period last year. As of June 30, 2005, the Bank had 17 loan production offices outside of California and a total of 24 loan production offices operating. Our efficiency ratio (defined as recurring general and administrative expenses as a percentage of net revenue) decreased to 48.90% for the quarter ended June 30, 2005, as compared to 51.38% for the same period last year. The improvement in our efficiency ratio was primarily due to the increase in interest income earned, as discussed above.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Executive Summary
          Consolidated net income totaled $11.5 million for the six months ended June 30, 2005 compared to $19.4 million for the same period last year. Diluted EPS was $1.90 for the six months ended June 30, 2005, compared to $2.93 for the same period last year. This decrease was primarily caused by a decline in interest and fee income earned in connection with the Bank’s RAL program, which terminated at the conclusion of the 2004 tax season.
          Despite the termination of the RAL program, net interest income before provision for loan losses increased to $43.9 million for the six months ended June 30, 2005 compared to $42.3 million for the same period last year. This increase was due to the growth in the average balance of our loan portfolio, a decrease in the average balance of low yielding short-term and overnight investments, and an increase in the average balance of higher yielding investment securities held-to-maturity as compared to the same period last year. The decline in the average balance of short-term and overnight investment securities was a result of the termination of the RAL program, which generated a substantial level of liquidity during the quarter ended March 31, 2004. The Bank invested this additional liquidity in short-term and overnight investments, which earned a lower yield than the Bank earns on its current investment portfolio. The increase in net interest income was partially offset by additional interest expense incurred due to the growth in the average balance of our interest bearing liabilities as compared to the same period last year, deposits repricing to higher current market interest rates, and the addition of new borrowings at higher current market interest rates.
          The return on average assets was 0.96% for the six months ended June 30, 2005, compared to 1.79% for the same period last year. The return on average shareholders’ equity was 11.86% for the six months ended June 30, 2005, compared to 19.61% for the same period last year. The decrease in these ratios was primarily attributable to the absence of RAL related income during the six months ended June 30, 2005.
          Loan production was $878.3 million for the six months ended June 30, 2005, compared to $413.2 million for the same period last year. During the current six month period, the Bank originated $186.3 million of commercial real estate loans, $149.4 million of small balance multi-family real estate loans, $47.0 million of entertainment finance loan, $2.4 million of franchise loans, and its wholesale loan operations acquired $493.2 million of small balance multi-family loans. Loan production for the same period last year consisted of $236.0 million of commercial real estate loans, $94.0 million of small balance multi-family real estate loans, $42.0 million of entertainment finance loans and $41.2 million of franchise loans.
Net Interest Income and Margin
          The following table presents, for the six months ended June 30, 2005 and 2004, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

	For the Six Months Ended June 30,
	2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Cash and investments	$429,743	$9,311	4.37%	$530,326	$3,411	1.29%
Loans receivable:
Loans	1,936,444	68,208	7.10%	1,492,503	55,338	7.46%
Real estate loans held in trust	30,810	913	5.98%	57,630	1,522	5.31%

Total loans receivable	1,967,254	69,121	7.09%	1,550,133	56,860	7.38%

Total interest earning assets	2,396,997	$78,432	6.60%	2,080,459	$60,271	5.83%

Non-interest earning assets	48,386			138,519
Allowance for loan losses	(36,322)			(34,728)

Total assets	$2,409,061			$2,184,250

Liabilities and Shareholders’ Equity
Interest bearing deposit accounts:
Interest bearing demand	$61,197	$681	2.24%	$66,822	$615	1.85%
Money market and passbook	168,782	2,209	2.64%	139,150	1,135	1.64%
Time certificates	1,261,224	18,505	2.96%	983,745	11,249	2.30%

Total interest bearing deposit accounts	1,491,203	21,395	2.89%	1,189,717	12,999	2.20%
FHLB advances and other borrowings	594,958	9,732	3.30%	143,871	1,976	2.76%
Junior subordinated debentures	86,600	3,434	8.00%	86,600	2,990	6.94%

Total interest bearing liabilities	2,172,761	$34,561	3.21%	1,420,188	$17,965	2.54%

Non-interest bearing demand accounts	14,517			14,896
Other non-interest bearing liabilities	26,397			550,030
Shareholders’ equity	195,386			199,136

Total liabilities and shareholders’ equity	$2,409,061			$2,184,250

Net interest spread (1)			3.39%			3.29%

Net interest income before provision for loan losses		$43,871			$42,306

Net interest margin (2)			3.69%			4.09%

(1)	Average yield on interest earning assets minus average rate paid on interest bearing liabilities.

(2)	Net interest income divided by total average interest earning assets.

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

	For the Six Months Ended
	June 30, 2005 and 2004
	Increase (Decrease) Due to:
	Rate	Volume	Total
	(In thousands)
Interest and fees earned from:
Cash and investment securities	$6,658	$(758)	$5,900
Loans	(1,258)	13,519	12,261

Total increase in interest income	5,400	12,761	18,161

Interest paid on:
Deposit accounts	4,644	3,752	8,396
FHLB advances and other borrowings	429	7,327	7,756
Junior subordinated debentures	444	—	444

Total increase in interest expense	5,517	11,079	16,596

Increase (decrease) in net interest income	$(117)	$1,682	$1,565

          Total interest income increased $18.2 million to $78.4 million during the six months ended June 30, 2005 as compared to $60.3 million for the same period last year. The increase in interest income was primarily attributable to a $417.1 million increase in the average balance of total loans receivable and a 308 basis point increase in the average yield earned on cash and investments.
          The average balance of cash and investments decreased to $429.7 million for the six months ended June 30, 2005 compared to $530.3 million during the same period last year. The decrease in average cash and investments was primarily due to a decrease in the average balance of low yielding short-term and overnight investments, partially offset by an increase in the average balance of higher yielding investment securities held-to-maturity as compared to the same period last year. The decline in the average balance of short-term and overnight investment securities was a result of the termination of the RAL program, which generated a substantial level of liquidity during the quarter ended March 31, 2004. The Bank invested this additional liquidity in short-term and overnight investments, which earned a lower yield than the Bank earns on its current investment portfolio. As a result, the average yield earned on cash and investments increased to 4.37% during the six months ended June 30, 2005 as compared to 1.29% for the same period last year.
          The average balance of our loan portfolio was $2.0 billion and $1.6 billion for the six months ended June 30, 2005 and 2004, respectively. Loans secured by income producing properties and construction loans increased to $1.7 billion for the six month period ended June 30, 2005, from $1.3 billion during same period last year. The average balance of entertainment finance loans was $96.2 million and $96.4 million during the six months ended June 30, 2005 and 2004, respectively. The average balance of franchise loans was $137.7 million and $115.4 million during the six months ended June 30, 2005 and 2004, respectively.
          The average yield earned on total loans decreased to 7.09% for the six months ended June 30, 2005 as compared to 7.38% during the same period last year. The decrease in the yield on loans was primarily due to the higher yielding loans being repaid and replaced by new loan production at lower current market interest rates, partially offset by adjustable rate loans repricing to higher current market interest rates. Our loan portfolio is primarily comprised of adjustable rate loans indexed to the six month LIBOR.
          Total interest expense increased by $16.6 million to $34.6 million for the six months ended June 30, 2005, compared to $18.0 million for the same period last year. The increase in interest expense was primarily attributable to an increase of $752.6 million in the average balance of interest bearing liabilities, which was caused by the increase in deposits and FHLB advances and other borrowings, and a 67 basis point increase in the rate paid on interest bearing liabilities, which was primarily caused by deposits repricing to higher current market interest rates.
          Our average cost of funds increased to 3.21% during the six months ended June 30, 2005, compared to 2.54% for the same period last year. The average rate paid on deposit accounts was 2.89% during the six months ended June 30, 2005 compared to 2.20% for the same period last year. The average balance of deposit accounts increased $301.5 million to $1.5 billion for the six months ended June 30, 2005, compared to $1.2 billion for the same period last year. The average rate paid on the FHLB advances and other borrowings was 3.30% during the six months ended June 30, 2005 compared to 2.76% for the same period last year. FHLB advances and other borrowings averaged $595.0 million for the six months ended June 30, 2005, compared to $143.9 million for the same period last year.
          Net interest margin decreased to 3.69% for the six months ended June 30, 2005 as compared to 4.09% for the same period last year. This decrease was primarily due to the increase in the average balance of interest bearing liabilities and the corresponding increase in our average cost of funds, partially offset by the increase in yield earned on the average interest earning assets.
Provision for Loan Losses
          The consolidated provision for loan losses totaled $2.3 million for the six months ended June 30, 2005, compared to $2.4 million for the same period last year. The provision for loan losses was recorded based on an analysis of the factors referred to previously. During the six months ended June 30, 2005, we had net loan charge-offs of $331,000, compared to net loan recoveries of $125,000 for the same period last year.

Non-Interest Income
          Non-interest income totaled $489,000 for the six months ended June 30, 2005, compared to $14.4 million for the same period last year. Substantially all of the non-interest income earned during the prior period was due to income earned in connection with the RAL program. During the six months ended June 30, 2004, non-interest income consisted of fee income earned in connection with the RAL program consisting of $9.3 million of net premiums on the sale of RAL loans and $4.6 million of processing and administrative fees. Because the origination of loans under the RAL program resulted from the filing of individual income tax returns, transaction activity was concentrated most heavily during the tax season. This resulted in the Company earning most of its RAL program income in the first quarter of 2004.
Non-Interest Expense
          Non-interest expense totaled $22.3 million for the six months ended June 30, 2005, compared to $22.6 million for the same period last year, and reflects the Company’s continued investment in the national expansion of our loan production platform. The Company’s efficiency ratio (defined as recurring general and administrative expenses as percentage of net revenue) increased to 50.27 percent for the six months ended June 30, 2005, compared to 38.49 percent for the same period in 2004, due to the decline in net revenues as a result of the termination of the RAL program.
FINANCIAL CONDITION
          Total assets increased to $2.8 billion at June 30, 2005 as compared to $2.3 billion at December 31, 2004. The increase in total assets was primarily due to a $566.6 million increase in our loan portfolio, partially offset by a $54.5 million decrease in cash and cash equivalents. The increase in the loan portfolio was primarily due to the loan production of $878.3 million and a decline in loan prepayment speeds experienced during the current period. At June 30, 2005, loans, net totaled $2.4 billion, including approximately $2.2 billion of real estate loans, $86.1 million of entertainment finance loans, and $135.2 million of franchise loans. Total deposit accounts increased to $1.7 billion at June 30, 2005 from $1.4 billion at December 31, 2004. FHLB advances and other borrowings increased to $814.7 million at June 30, 2005, compared to $584.2 million at December 31, 2004. This increase was primarily due to additional borrowings utilized to fund the growth in our loan portfolio. Management believes that a significant portion of deposits will remain with us upon maturity based on our historical experience regarding retention of deposits.

CREDIT RISK
Nonperforming Assets, Other Loans of Concern and Allowance for Loan Losses
          The following table sets forth our nonperforming assets by category and troubled debt restructurings as of the dates indicated.

	June 30,	December 31,
	2005	2004
	(dollars in thousands)
Nonaccrual loans:
Real estate	$7,093	$7,057
Franchise	3,576	3,874
Entertainment finance	3,009	3,721

Total nonaccrual loans	13,678	14,652
Other real estate owned, net	—	—

Total nonperforming assets	13,678	14,652
Performing troubled debt restructurings	9,321	8,811

	$22,999	$23,463

Nonaccrual loans to total loans	0.58%	0.80%
Allowance for loan losses to nonaccrual loans	273.45%	242.17%
Nonperforming assets to total assets	0.48%	0.63%
          As of June 30, 2005 and December 31, 2004, other loans of concern totaled $49.0 million and $37.1 million, respectively. Other loans of concern consist of loans with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category. The increase in other loans of concern for the six months ended June 30, 2005 was primarily due to $19.9 million of new other loans of concern, partially offset by $4.0 million of loan repayments, $2.6 million of loans being upgraded, and $1.4 million of loans being transferred to nonperforming assets.
          The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

	For the Six	For the Year	For the Six Months
	Months Ended	Ended	Ended
	June 30,	December 31,	June 30,
	2005	2004	2004
	(dollars in thousands)
Balance at beginning of period	$35,483	$33,401	$33,401
Provision for loan losses	2,250	4,725	2,350
Charge-offs	(709)	(3,490)	—
Recoveries	378	847	125

Net (charge-offs) recoveries	(331)	(2,643)	125

Balance at end of period	$37,402	$35,483	$35,876

Allowance for loan losses as a percentage of loans, net	1.56%	1.94%	2.25%

Liquidity
          Liquidity refers to our ability to maintain cash flows adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans. We maintain a cash and investment securities portfolio designed to satisfy operating liquidity requirements while preserving capital and maximizing yield. As of June 30, 2005, we held $33.1 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $87.1 million of investment securities classified as available for sale.
          Short-term fixed income investments classified as cash equivalents consisted of interest bearing deposits at financial institutions, government money market funds and short-term government agency securities, while investment securities available for sale consisted primarily of fixed income instruments, which were rated “AAA”, or equivalent by nationally recognized rating agencies. In addition, our liquidity position is supported by a credit facility with the Federal Home Loan Bank of San Francisco. As of June 30, 2005, we had remaining available borrowing capacity under this credit facility of $109.5 million, net of the $5.4 million of additional Federal Home Loan Bank stock that we would be required to purchase to support those additional borrowings. We also had available $50.0 million of uncommitted, unsecured lines of credit with two unaffiliated financial institutions, and a $25.0 million revolving credit facility with an unaffiliated financial institution.
Capital Resources
          The Company, the Bank’s holding company, had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at June 30, 2005 of 10.16%, 10.98% and 13.03%, respectively, which represents $132.2 million, $118.0 million and $71.8 million, respectively, of capital in excess of the amount required to be “well capitalized.” These ratios were 12.30%, 13.67% and 16.00% as of December 31, 2004, respectively.
          The Bank had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at June 30, 2005 of 9.31%, 10.05% and 11.30%, respectively, which represents $108.2 million, $94.2 million and $30.3 million, respectively, of capital in excess of the amount required to be “well capitalized” for regulatory purposes. These ratios were 11.02%, 12.21% and 13.47% as of December 31, 2004, respectively.
          At June 30, 2005, shareholders’ equity totaled $198.2 million, or 7.0% of total assets. Our book value per share of common stock was $36.14 as of June 30, 2005, as compared to $35.09 as of December 31, 2004, and $34.11 as of June 30, 2004.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Our estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in our annual report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures
          (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of June 30, 2005 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
          (b) Changes in Internal Control over Financial Reporting: During the quarter ended June 30, 2005, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
          The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          We are party to certain legal proceedings incidental to our business. Management believes that the outcome of such proceedings, in the aggregate, will not have a material effect on our financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          The following table sets forth the repurchases of our common stock for the fiscal quarter ended June 30, 2005.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs(1)
April 1, 2005 to April 30, 2005	23,600	$45.71	23,600	193,472
May 1, 2005 to May 31, 2005	34,300	50.81	34,300	159,172
June 1, 2005 to June 30, 2005	32,000	50.07	32,000	127,172

Total	89,900	$49.21	89,900	127,172

(1)	The repurchases during April, May and June 2005 were made under the tenth extension of our stock repurchase program, which was announced on March 9, 2005. The extension authorized the repurchase of an additional 5% of the outstanding shares as of the authorization date. At June 30, 2005, 127,172 shares remained available for repurchase under the tenth extension .
Item 3 . Defaults Upon Senior Securities
          Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
          None.
Item 6 . Exhibits
          See exhibit index.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITLA CAPITAL CORPORATION

Date: August 8, 2005	/s/ George W. Haligowski

George W. Haligowski
Chairman of the Board, President and
Chief Executive Officer

Date: August 8, 2005	/s/ Timothy M. Doyle

Timothy M. Doyle
Senior Managing Director and
Chief Financial Officer

EXHIBIT INDEX

Reference to
Prior Filling
or Exhibit
Number
Regulation S-K		Attached
Exhibit Number	Document	Hereto
3.1	Certificate of Incorporation	**

3.2	Bylaws, as amended	****

4	Instruments Defining the Rights of Security Holders, Including Indentures	********

10.1	2005 Re-Designated, Amended and Restated Stock Option Plan For Nonemployee Directors	******

10.2	2005 Re-Designated, Amended and Restated Employee Stock Incentive Plan	******

10.3a	Nonqualified (Non-Employer Securities) Deferred Compensation Plan	*******

10.3b	Nonqualified (Employer Securities Only) Deferred Compensation Plan	*******

10.4	Supplemental Salary Savings Plan	*

10.5	Data Processing Agreement	*

10.6	Employment Agreement with George W. Haligowski	****

10.7	Form of Change of Control Agreements with Norval L. Bruce, Timothy M. Doyle, Don Nickbarg, and Scott Wallace	***

10.8	Recognition and Retention Plan	**

10.9	Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors	*****

10.10	Supplemental Executive Retirement Plan	*******

10.11	ITLA Capital Corporation Rabbi Trust Agreement	***

10.12	Salary Continuation Plan	****

10.13	Form of Incentive Stock Option Agreement under Employee Stock Incentive Plan	*********

10.14	Form of Non-Qualified Stock Option Agreement under Stock Option Plan for Nonemployee Directors	*********

10.15	Description of Named Executive Officer Salary, Bonus and Perquisite Arrangements for 2005	*********

10.16	Description of Director Fee Arrangements	*********

11	Statement Regarding Computation of Per Share Earnings	Not Required

15	Letter Regarding Unaudited Interim Financial Information	None

18	Letter Regarding Change in Accounting Principles	None

19	Report furnished to Security Holders	None

22	Published Report Regarding Matters Submitted to Vote of Security Holders	None

23.1	Consent of Experts	None

24	Power of Attorney	None

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	31.1

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	31.2

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	32

*	Filed as an exhibit to Imperial’s Registration Statement on Form S-1 (File No. 33-96518) filed with the Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.

**	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on May 10, 1996, pursuant to Section 5 of the Securities Act of 1933.

***	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 (File No. 0-26960).

****	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2000 (File No. 0-26960).

*****	Filed as an exhibit to Amendment No. Two to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on June 19, 1996.

******	Filed as an appendix to the Company’s definitive proxy materials filed on June 27, 2005.

*******	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 0-26960).

********	The Company hereby agrees to furnish the SEC, upon request, copies of the instruments defining the rights of the holders of each issue of the Company’s long-term debt.

*********	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2004.