Form 10-Q
period 2005-09-30
ITLA CAPITAL CORP
filed 2005-11-09
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Number of shares of common stock of the registrant: 5,715,088 outstanding as of November 3, 2005.

ITLA CAPITAL CORPORATION
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

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

PART I - FINANCIAL INFORMATION

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2005	December 31,
	(unaudited)	2004
	(in thousands, except share data)
Assets
Cash and cash equivalents	$56,224	$87,580
Investment securities available for sale, at fair value	92,255	66,845
Investment securities held-to-maturity, at amortized cost	251,889	296,028
Stock in Federal Home Loan Bank	35,309	23,200
Loans, net (net of allowance for loan losses of $38,661 and $35,483 as of September 30, 2005 and December 31, 2004, respectively)	2,504,777	1,793,815
Interest receivable	14,976	10,695
Premises and equipment, net	6,774	6,645
Deferred income taxes	10,617	10,468
Goodwill	3,118	3,118
Other assets	18,930	19,677
Total assets	$2,994,869	$2,318,071

Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$1,841,737	$1,432,032
Federal Home Loan Bank advances and other borrowings	843,056	584,224
Accounts payable and other liabilities	23,685	20,491
Junior subordinated debentures	86,600	86,600
Total liabilities	2,795,078	2,123,347

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 8,949,898 and 8,703,894 issued as of September 30, 2005 and December 31, 2004, respectively	77,019	69,327
Retained earnings	213,790	196,032
Accumulated other comprehensive (loss) income, net	(155)	78
	290,654	265,437
Less treasury stock, at cost 3,537,398 and 3,154,290 shares as of September 30, 2005 and December 31, 2004, respectively	(90,863)	(70,713)

Total shareholders' equity	199,791	194,724

Total liabilities and shareholders' equity	$2,994,869	$2,318,071

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2005	2004	2005	2004
	(in thousands, except per share data)
Interest income:
Loans, including fees	$44,278	$28,526	$113,399	$85,386
Cash and investment securities	4,552	2,152	13,863	5,563

Total interest income	48,830	30,678	127,262	90,949

Interest expense:
Deposit accounts	15,527	6,632	36,922	19,631
Federal Home Loan Bank advances and other borrowings	7,634	2,343	17,366	4,319
Junior subordinated debentures	1,830	1,569	5,264	4,559

Total interest expense	24,991	10,544	59,552	28,509

Net interest income before provision for loan losses	23,839	20,134	67,710	62,440

Provision for loan losses	1,500	1,100	3,750	3,450

Net interest income after provision for loan losses	22,339	19,034	63,960	58,990

Non-interest income:
Premium on sale of loans, net	—	—	—	9,284
Late and collection fees	181	74	384	259
Other	304	(239)	590	4,731

Total non-interest income	485	(165)	974	14,274

Non-interest expense:
Compensation and benefits	5,048	4,938	16,315	16,540
Occupancy and equipment	1,980	1,471	5,381	4,321
Other	4,945	3,472	12,576	10,860

Total general and administrative	11,973	9,881	34,272	31,721

Real estate owned expense, net	—	32	—	113
Provision for losses on other real estate owned	—	—	—	1,000
Gain on sale of other real estate owned, net	—	(61)	(11)	(415)

Total real estate owned expense, net	—	(29)	(11)	698

Total non-interest expense	11,973	9,852	34,261	32,419

Income before provision for income taxes	10,851	9,017	30,673	40,845
Provision for income taxes	4,583	3,519	12,915	15,933

NET INCOME	$6,268	$5,498	$17,758	$24,912

BASIC EARNINGS PER SHARE	$1.09	$0.91	$3.08	$4.04

DILUTED EARNINGS PER SHARE	$1.06	$0.86	$2.96	$3.80

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30,
	2005	2004
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$17,758	$24,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,025	1,510
Amortization of premium on purchased loans	2,190	1,637
Accretion of deferred loan origination fees, net of costs	(2,209)	(1,443)
Provision for loan losses	3,750	3,450
Premium on sale of RAL loans, net	—	(9,284)
Other, net	(725)	201
Increase in interest receivable	(4,281)	(36)
Decrease in other assets	4,453	3,314
Increase in accounts payable and other liabilities	3,194	4,239

Net cash provided by operating activities	26,155	28,500

Cash Flows From Investing Activities:
Purchases of investment securities available for sale	(32,811)	(34,577)
Proceeds from maturity and calls of investment securities available for sale	6,949	23,054
Purchases of investment securities held-to-maturity	—	(200,731)
Proceeds from repayments of investment securities held-to-maturity	44,089	2,732
Purchase of stock in Federal Home Loan Bank	(11,197)	(4,457)
Purchase of loans	(621,630)	—
Origination of RAL loans	—	(12,949,433)
Proceeds from participation in RAL loans	—	12,958,717
Increase in loans, net	(93,133)	(124,240)
Proceeds from sale of other real estate owned	81	8,318
Capital expenditures, net	(2,154)	(1,994)

Net cash used in investing activities	(709,806)	(322,611)

Cash Flows From Financing Activities:
Proceeds from exercise of employee stock options	3,908	2,319
Cash paid to acquire treasury stock	(20,150)	(20,639)
Principal payments on collateralized mortgage obligations	—	(15,868)
Net increase in deposit accounts	409,705	89,042
Net decrease in short-term borrowings	(136,000)	(31,000)
Proceeds from long-term borrowings	463,719	214,000
Repayments of long-term borrowings	(68,887)	(55,600)

Net cash provided by financing activities	652,295	182,254

Net decrease in cash and cash equivalents	(31,356)	(111,857)
Cash and cash equivalents at beginning of period	87,580	178,318

Cash and cash equivalents at end of period	$56,224	$66,461

Supplemental Cash Flow Information:
Cash paid during the period for interest	$58,709	$28,769
Cash paid during the period for income taxes	$8,490	$8,835
Non-Cash Investing Transactions-
Loans transferred to other real estate owned	$70	$1,855

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

All intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain amounts in prior periods have been reclassified to conform to the presentation in the current period. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations for the remainder of the year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

NOTE 2 - ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company’s stock-based compensation plans are accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25 - “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, no compensation expense is recognized for a stock option grant if the exercise price of the stock option at measurement date is equal to or greater than the fair market value of the common stock on the date of grant. The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, for disclosure purposes only. SFAS No. 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. If compensation had been determined based on SFAS No. 123, the Company’s pro forma net income and pro forma per share data would be as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income, as reported	$6,268	$5,498	$17,758	$24,912
Less: Stock-based employee compensation expense determined under the fair value method, net of tax	639	350	1,100	1,025
Pro forma net income	$5,629	$5,148	$16,658	$23,887
Earnings per share:
Basic - as reported	$1.09	$0.91	$3.08	$4.04
Basic - pro forma	$0.98	$0.85	$2.89	$3.87
Diluted - as reported	$1.06	$0.86	$2.96	$3.80
Diluted - pro forma	$0.95	$0.80	$2.78	$3.65

The fair value of each option grant was estimated on the date of grant using a black-scholes option pricing model with the following weighted-average assumptions for option grants:

	Weighted-Average Assumptions for Option Grants
	2005	2004

Dividend Yield	0.00%	0.00%
Expected Volatility	36.34%	36.51%
Risk-Free Interest Rates	4.10%	4.16%
Expected Lives	Seven Years	Seven Years

NOTE 3 - EARNINGS PER SHARE

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

The following is a reconciliation of the calculation of Basic EPS and Diluted EPS:

	Net Income	Weighted- Average Shares Outstanding	Per Share Amount
	(in thousands, except per share data)
For the Three Months Ended September 30,
2005
Basic EPS	$6,268	5,746	$1.09
Effect of dilutive stock options	—	185	(0.03)
Diluted EPS	$6,268	5,931	$1.06

2004
Basic EPS	$5,498	6,054	$0.91
Effect of dilutive stock options	—	351	(0.05)
Diluted EPS	$5,498	6,405	$0.86

For the Nine Months Ended September 30,
2005
Basic EPS	$17,758	5,769	$3.08
Effect of dilutive stock options	—	232	(0.12)
Diluted EPS	$17,758	6,001	$2.96

2004
Basic EPS	$24,912	6,166	$4.04
Effect of dilutive stock options	—	385	(0.24)
Diluted EPS	$24,912	6,551	$3.80

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income, which encompasses net income and the net change in unrealized gains (losses) on investment securities available for sale, is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)

Net Income	$6,268	$5,498	$17,758	$24,912
Other comprehensive (loss) income:
Change in unrealized (losses) gains on investment securities available for sale, net of tax benefit (expense) of $17 and $(195) for the three months ended September 30, 2005 and 2004, and net of tax benefit (expense) of $154 and $(48) for the nine months ended September 30, 2005 and 2004, respectively.	(24)	320	(233)	78

Comprehensive Income	$6,244	$5,818	$17,525	$24,990

NOTE 5 - IMPAIRED LOANS RECEIVABLE

As of September 30, 2005 and December 31, 2004, the recorded investment in impaired loans was $41.2 million and $18.6 million, respectively. The average recorded investment in impaired loans was $32.4 million and $25.3 million, respectively, for the three and nine months ended September 30, 2005 and $19.0 million and $22.7 million, respectively, for the same periods last year. Interest income recognized on impaired loans totaled $297,000 and $609,000 for the three and nine months ended September 30, 2005 as compared to $76,000 and $313,000 for the same periods last year.

NOTE 6 - RESIDUAL INTEREST IN SECURITIZATION

The Company has recorded a residual asset in connection with a 2002 securitization of residential real estate loans, which represented the present value of future cash flows (spread and fees) that were estimated to be received over the life of the loans. The residual interest is recorded on the consolidated balance sheet in “Investment securities available for sale, at fair value”. The value of the residual interest is subject to substantial credit, prepayment, and interest rate risk on the sold residential loans. Fair value is estimated on a monthly basis based on a discounted cash flow analysis. These cash flows are estimated over the lives of the receivables using prepayment, default, and interest rate assumptions that management believes market participants would use for similar financial instruments.

At September 30, 2005 and December 31, 2004, key economic assumptions and the sensitivity of the current fair value of the residual interest based on projected cash flows to immediate adverse changes in those assumptions are as follows:

	September 30, 2005	December 31, 2004
	(dollars in thousands)

Fair value of retained interest	$4,360	$5,368
Weighted average life (in years) - securities	0.54	0.68
Weighted average life (in years) - residual interest	2.87	3.61
Weighted average annual prepayment speed	40.0%	26.5%
Impact of 10% adverse change	$(15)	$(236)
Impact of 25% adverse change	$(62)	$(630)
Weighted average annual discount rate	15.0%	15.0%
Impact of 10% adverse change	$(159)	$(243)
Impact of 25% adverse change	$(388)	$(630)
Weighted average lifetime credit losses	14.7%	25.0%
Impact of 10% adverse change	$(99)	$(262)
Impact of 25% adverse change	$(252)	$(700)

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

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition).  SFAS No. 123(R) is effective for the Company beginning January 1, 2006. The Company plans to adopt SFAS No. 123(R) using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered over periods after the adoption of SFAS No. 123(R). The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures. Management does not expect the adoption of SFAS No. 123(R) to have a material impact on the Company’s consolidated results of operations or financial position. Future levels of compensation cost recognized related to stock-based compensation awards will be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

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

NOTE 8 - BUSINESS SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, requires disclosure of segment information in a manner consistent with the “management approach”. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.

The main factors used to identify operating segments are the specific product and business lines of the various operating segments of the Company. Operating segments are organized separately by product and service offered. We have identified one operating segment that meets the criteria of being a reportable segment in accordance with the provisions of SFAS No. 131. This reportable segment is the origination and purchase of loans, which by its legal form, is identified as operations of the Bank and Imperial Capital REIT. This segment derives the majority of its revenue by originating and purchasing loans. Other operating segments of the Company that did not meet the criteria of being a reportable segment in accordance with SFAS No. 131 have been aggregated and reported as “All Other”. Substantially all of the transactions from the Company’s operating segments occur in the United States.

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

	Lending
	Operations	All Other	Eliminations	Consolidated
	(in thousands)
For the three months ended September 30,
2005
Revenues from external customers	$48,709	$606	$—	$49,315
Total interest income	48,265	565	—	48,830
Total interest expense	23,161	1,830	—	24,991
Net income	7,568	(1,300)	—	6,268

2004
Revenues from external customers	$30,704	$362	$—	$31,066
Total interest income	30,935	362	(619)	30,678
Total interest expense	9,594	1,569	(619)	10,544
Net income	7,189	(1,691)	—	5,498

For the nine months ended September 30,
2005
Revenues from external customers	$126,583	$1,653	$—	$128,236
Total interest income	125,285	1,977	—	127,262
Total interest expense	54,288	5,264	—	59,552
Net income	21,576	(3,818)	—	17,758

2004
Revenues from external customers	$105,270	$1,003	$—	$106,273
Total interest income	91,086	1,003	(1,140)	90,949
Total interest expense	24,916	4,733	(1,140)	28,509
Net income	29,859	(4,947)	—	24,912

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to identify the major factors that affected our financial condition and results of operations for the three and nine months ended September 30, 2005.

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

For additional information regarding critical accounting policies, refer to Note 1 - Organization and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements and the sections captioned “Application of Critical Accounting Policies and Accounting Estimates” and “Allowance for Possible Loan Losses and Nonperforming Assets” in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2004. There have been no significant changes in the Company's application of accounting policies since December 31, 2004.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Executive Summary

Consolidated net income was $6.3 million and $5.5 million for the quarters ended September 30, 2005 and 2004, respectively. Diluted EPS was $1.06 for the three months ended September 30, 2005 compared to $0.86 for the same period last year.

Net interest income before provision for loan losses increased to $23.8 million for the quarter ended September 30, 2005 compared to $20.1 million for the same period last year. The increase was primarily caused by additional interest income earned due to the growth in the average balance of our loan portfolio, and an increase in the average balance of higher yielding investment securities held-to-maturity as compared to the quarter ended September 30, 2004. The increase in interest income was partially offset by additional interest expense incurred due to the growth in the average balance of interest bearing liabilities as compared to the same period last year, deposits repricing to higher current market interest rates, and the addition of new borrowings at higher current market interest rates.

The return on average assets was 0.84% for the three months ended September 30, 2005, compared to 1.15% for the same period last year. The decrease in the return on average assets ratio was primarily due to the increase in average total assets, which increased to $3.0 billion for the three months ended September 30, 2005 as compared to $1.9 billion for the same period last year, as well as continued net interest margin compression and narrowing interest rate spreads caused by current competitive pricing pressures and a higher allocation of lower yielding multi-family loans. The return on average shareholders’ equity was 12.42% for the three months ended September 30, 2005, compared 10.86% for the same period last year.

Loan production was $382.3 million for the quarter ended September 30, 2005, compared to $231.5 million for the same period last year. During the current quarter, the Bank originated $153.4 million of commercial real estate loans, $83.0 million of small balance multi-family real estate loans, $17.4 million of entertainment finance loans, and its wholesale loan operations acquired a $128.5 million single-family residential loan portfolio. This acquisition, which met the Bank’s investment criteria, is not expected to be a recurring activity of the wholesale loan operations. Loan production for the same period last year consisted of the origination of $139.6 million of commercial real estate loans, $59.8 million of small balance multi-family real estate loans, $27.3 million of entertainment finance loans and $4.8 million of franchise loans. During the current quarter, the Company continued to deemphasize its franchise lending platform as it primarily focused on its commercial real estate and multi-family real estate loan production.

Net Interest Income and Margin

The following table presents for the three months ended September 30, 2005 and 2004, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

	For the Three Months Ended September 30,
	2005			2004
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Cash and investment securities	$430,410	$4,552	4.20%	$252,540	$2,152	3.39%
Loans receivable:
Loans	2,480,856	43,895	7.01%	1,577,422	27,983	7.01%
Real estate loans held at REIT	26,058	383	5.83%	47,342	543	4.56%
Total loans receivable	2,506,914	44,278	7.01%	1,624,764	28,526	6.98%

Total interest earning assets	2,937,324	$48,830	6.60%	1,877,304	$30,678	6.50%
Non-interest earning assets	53,352			57,937
Allowance for loan losses	(37,952)			(35,449)
Total assets	$2,952,724			$1,899,792

Liabilities and Shareholders’ Equity
Interest bearing deposit accounts:
Interest bearing demand	$44,613	$286	2.54%	$85,129	$402	1.88%
Money market and passbook	184,428	1,476	3.18%	127,470	641	2.00%
Time certificates	1,588,757	13,765	3.44%	946,844	5,589	2.35%
Total interest bearing deposit accounts	1,817,798	15,527	3.39%	1,159,443	6,632	2.28%
FHLB advances and other borrowings	804,757	7,634	3.76%	387,792	2,343	2.40%
Junior subordinated debentures	86,600	1,830	8.38%	86,600	1,569	7.21%

Total interest bearing liabilities	2,709,155	$24,991	3.66%	1,633,835	$10,544	2.57%
Non-interest bearing demand accounts	15,671			16,286
Other non-interest bearing liabilities	27,743			48,212
Shareholders’ equity	200,155			201,459
Total liabilities and shareholders’ equity	$2,952,724			$1,899,792
Net interest spread (1)			2.94%			3.93%

Net interest income before provision for loan losses		$23,839			$20,134
Net interest margin (2)			3.22%			4.27%

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

	For the Three Months Ended September 30, 2005 and 2004
	Increase (Decrease) Due to:
	Rate	Volume	Total
	(in thousands)
Interest and fees earned from:
Cash and investment securities	$608	$1,792	$2,400
Loans	131	15,621	15,752

Total increase in interest income	739	17,413	18,152

Interest paid on:
Deposit accounts	4,106	4,789	8,895
FHLB advances and other borrowings	1,826	3,465	5,291
Junior subordinated debentures	261	—	261

Total increase in interest expense	6,193	8,254	14,447

Increase (decrease) in net interest income	$(5,454)	$9,159	$3,705

Total interest income increased $18.2 million to $48.8 million during the current quarter as compared to $30.7 million for the same period last year. The increase in interest income was primarily attributable to an $882.2 million increase in the average balance of total loans receivable, a $177.9 million increase in the average balance of cash and investment securities, and an 81 basis point increase in the average yield earned on cash and investment securities.

The average balance of cash and investment securities increased to $430.4 million in the third quarter of 2005 compared to $252.5 million during the same period last year. The increase in average cash and investment securities was primarily due to an increase in the average balance of higher yielding investment securities held-to-maturity, partially offset by a decline in lower yielding short-term and overnight investments as compared to the same period last year. As a result, the average yield earned on cash and investments increased to 4.20% during the current quarter as compared to 3.39% for the same period last year.

The average aggregate balance of our loan portfolio was $2.5 billion and $1.6 billion for the three months ended September 30, 2005 and 2004, respectively. Commercial real estate and construction loans had an average aggregate balance of $801.1 million during the quarter ended September 30, 2005 compared to $709.9 million during the same period last year. Multi-family real estate loans had an average aggregate balance of $1.4 billion during the quarter ended September 30, 2005 compared to $673.4 million during the same period last year. Single-family residential loans had an average aggregate balance of $92.6 million during the quarter ended September 30, 2005 compared to $1.7 million during the same period last year. The average aggregate balance of entertainment finance loans was $84.8 million and $95.0 million during the quarters ended September 30, 2005 and 2004, respectively. The average aggregate balance of franchise loans was $129.4 million and $132.4 million during the quarters ended September 30, 2005 and 2004, respectively.

The average yield earned on total loans increased to 7.01% in the quarter ended September 30, 2005 as compared to 6.98% in the same period last year. The increase in yield was primarily due to loans repricing to higher current interest rates, partially offset by higher yielding loans being repaid and replaced by new loan production at lower current market interest rates. A majority of our loan portfolio is comprised of adjustable rate loans indexed to six month LIBOR. Approximately 98.7% of our loan portfolio was adjustable at September 30, 2005, and approximately 35.3% of this adjustable rate portfolio consisted of loans that have an initial fixed rate of interest that will become adjustable rate loans after the conclusion of a fixed interest rate period of between three and five years. Our adjustable rate loans generally reprice on a quarterly or semi-annual basis.  At September 30, 2005, approximately $1.6 billion, or 92.5%, of our adjustable loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. At September 30, 2005, the weighted average floor interest rate of these loans was 6.0%. Approximately $619.1 million, or 26.9%, of these loans were at their floors at the end of the quarter.

Total interest expense increased by $14.4 million to $25.0 million during the third quarter of 2005, compared to $10.5 million for the same period last year. The increase in interest expense was primarily attributable to an increase of $1.1 billion in the average balance of interest bearing liabilities, which was caused by the increase in deposits and FHLB advances and other borrowings, and a 109 basis point increase in the rate paid on interest bearing liabilities, which was primarily caused by deposits repricing to higher current market interest rates, as well as the addition of new borrowings at higher current market interest rates.

Our average cost of funds increased to 3.66% during the three months ended September 30, 2005, compared to 2.57% for the same period last year. As discussed above, the increase in the average funding costs was primarily due to deposits repricing to higher current market interest rates, and the addition of FHLB advances and other borrowings. The average rate paid on deposit accounts was 3.39% during the three months ended September 30, 2005 as compared to 2.28% for the same period last year. The average balance of deposit accounts increased $658.4 million to $1.8 billion for the three months ended September 30, 2005 as compared to $1.2 billion for the same period last year. The average rate paid on FHLB advances and other borrowings was 3.76% during the three months ended September 30, 2005 compared to 2.40% for the same period last year. FHLB advances and other borrowings averaged $804.8 million during the current quarter, compared to $387.8 million for the same period last year.

Net interest margin decreased to 3.22% for the three months ended September 30, 2005 as compared to 4.27% for the same period last year. This decrease was primarily due to the increase in the average balance of interest bearing liabilities and the corresponding increase in our average cost of funds.

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

Management believes that our allowance for loan losses as of September 30, 2005 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The consolidated provision for loan losses totaled $1.5 million for the third quarter of 2005, compared to $1.1 million for the same period last year. The provision for loan losses was recorded based on an analysis of the factors referred to above. The allowance for loan losses was 1.52% of our total loan portfolio at September 30, 2005 as compared to 1.94% at December 31, 2004. The decrease in this percentage primarily reflects the decline in our overall risk profile due to a broader geographic diversification of our real estate loan portfolio resulting from the higher concentration of non-California loans and small balance multi-family loans as a percentage of our total loan portfolio. As of September 30, 2005, 39.5% of our loan portfolio secured by real estate was located outside of California, as compared to 34.6% at December 31, 2004. During the quarter ended September 30, 2005, we had net loan charge-offs of $241,000, compared to net loan change-offs of $2.3 million during the same period last year. See also - “Financial Condition - Credit Risk”.

Non-Interest Income

Non-interest income increased to $485,000 during the quarter ended September 30, 2005 as compared to $(165,000) for the same period last year. This increase was primarily attributable to a mark-to-market adjustment recorded last year related to an executive deferred compensation plan.

Non-Interest Expense

Non-interest expense totaled $12.0 million for the current quarter, compared to $9.9 million for the same period last year. The increase in non-interest expense was caused by the additional overhead expenses incurred in connection with the national expansion of our loan production platform over the same period last year. As of September 30, 2005, the Bank had 20 loan production offices outside of California and a total of 27 loan production offices operating. Our efficiency ratio (defined as recurring general and administrative expenses as a percentage of net revenue) decreased to 49.2% for the quarter ended September 30, 2005, as compared to 49.5% for the same period last year.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Executive Summary

Consolidated net income totaled $17.8 million for the nine months ended September 30, 2005 compared to $24.9 million for the same period last year. Diluted EPS was $2.96 for the nine months ended September 30, 2005, compared to $3.80 for the same period last year. This decrease was primarily caused by a decline in interest and fee income earned in connection with the Bank’s RAL program, which terminated at the conclusion of the 2004 tax season.

Despite the termination of the RAL program, net interest income before provision for loan losses increased to $67.7 million for the nine months ended September 30, 2005 compared to $62.4 million for the same period last year. This increase was due to the growth in the average balance of our loan portfolio, a decrease in the average balance of low yielding short-term and overnight investments, and an increase in the average balance of higher yielding investment securities held-to-maturity as compared to the same period last year. The decline in the average balance of short-term and overnight investment securities was a result of the termination of the RAL program, which generated a substantial level of liquidity during the quarter ended March 31, 2004. The Bank invested this additional liquidity in short-term and overnight investments, which earned a lower yield than the Bank earns on its current investment portfolio. The increase in interest income was partially offset by additional interest expense incurred due to the growth in the average balance of our interest bearing liabilities as compared to the same period last year, deposits repricing to higher current market interest rates, and the addition of new borrowings at higher current market interest rates.

The return on average assets was 0.92% for the nine months ended September 30, 2005, compared to 1.59% for the same period last year. The return on average shareholders’ equity was 12.05% for the nine months ended September 30, 2005, compared to 16.65% for the same period last year. The decrease in these ratios was primarily attributable to the absence of RAL related income during the nine months ended September 30, 2005.

Loan production was $1.3 billion for the nine months ended September 30, 2005, compared to $644.7 million for the same period last year. During the current nine month period, the Bank originated $339.8 million of commercial real estate loans, $232.5 million of small balance multi-family real estate loans, $64.4 million of entertainment finance loan, $2.4 million of franchise loans, and its wholesale loan operations acquired $493.1 million of small balance multi-family loans and a $128.5 million single-family residential loan portfolio. Loan production for the same period last year consisted of $375.7 million of commercial real estate loans, $153.7 million of small balance multi-family real estate loans, $69.2 million of entertainment finance loans and $46.1 million of franchise loans.

Net Interest Income and Margin

The following table presents, for the nine months ended September 30, 2005 and 2004, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

	For the Nine Months Ended September 30,
	2005			2004
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Cash and investments	$430,250	$13,863	4.31%	$438,168	$5,563	1.70%
Loans receivable:
Loans	2,119,908	112,103	7.07%	1,518,865	83,321	7.33%
Real estate loans held in trust	29,209	1,296	5.93%	54,176	2,065	5.09%
Total loans receivable	2,149,117	113,399	7.05%	1,573,041	85,386	7.25%

Total interest earning assets	2,579,367	$127,262	6.60%	2,011,209	$90,949	6.04%
Non-interest earning assets	49,474			110,235
Allowance for loan losses	(36,870)			(34,970)
Total assets	$2,591,971			$2,086,474

Liabilities and Shareholders’ Equity
Interest bearing deposit accounts:
Interest bearing demand	$55,609	$967	2.32%	$72,973	$1,017	1.86%
Money market and passbook	174,153	3,685	2.83%	135,228	1,776	1.75%
Time certificates	1,371,507	32,270	3.15%	971,355	16,838	2.32%
Total interest bearing deposit accounts	1,601,269	36,922	3.08%	1,179,556	19,631	2.22%
FHLB advances and other borrowings	665,660	17,366	3.49%	226,662	4,319	2.55%
Junior subordinated debentures	86,600	5,264	8.13%	86,600	4,559	7.03%

Total interest bearing liabilities	2,353,529	$59,552	3.38%	1,492,818	$28,509	2.55%
Non-interest bearing demand accounts	14,884			15,359
Other non-interest bearing liabilities	26,598			378,404
Shareholders’ equity	196,960			199,893
Total liabilities and shareholders’ equity	$2,591,971			$2,086,474
Net interest spread (1)			3.22%			3.49%

Net interest income before provision for loan losses		$67,710			$62,440
Net interest margin (2)			3.51%			4.15%

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

	For the Nine Months Ended September 30, 2005 and 2004
	Increase (Decrease) Due to:
	Rate	Volume	Total
	(in thousands)
Interest and fees earned from:
Cash and investment securities	$8,403	$(103)	$8,300
Loans	(1,265)	29,278	28,013

Total increase in interest income	7,138	29,175	36,313

Interest paid on:
Deposit accounts	8,992	8,299	17,291
FHLB advances and other borrowings	2,087	10,960	13,047
Junior subordinated debentures	705	—	705

Total increase in interest expense	11,784	19,259	31,043

Increase (decrease) in net interest income	$(4,646)	$9,916	$5,270

Total interest income increased $36.3 million to $127.3 million during the nine months ended September 30, 2005 as compared to $90.9 million for the same period last year. The increase in interest income was primarily attributable to a $576.1 million increase in the average balance of total loans receivable and a 261 basis point increase in the average yield earned on cash and investments.

The average balance of cash and investments decreased to $430.3 million for the nine months ended September 30, 2005 compared to $438.2 million during the same period last year. The decrease in average cash and investments was primarily due to a decrease in the average balance of low yielding short-term and overnight investments, partially offset by an increase in the average balance of higher yielding investment securities held-to-maturity as compared to the same period last year. The decline in the average balance of short-term and overnight investment securities was a result of the termination of the RAL program, which generated a substantial level of liquidity during the quarter ended March 31, 2004. The Bank invested this additional liquidity in short-term and overnight investments, which earned a lower yield than the Bank earns on its current investment portfolio. As a result, the average yield earned on cash and investments increased to 4.31% during the nine months ended September 30, 2005 as compared to 1.70% for the same period last year.

The average aggregate balance of our loan portfolio was $2.1 billion and $1.6 billion for the nine months ended September 30, 2005 and 2004, respectively. Commercial real estate and construction loans had an average aggregate balance of $770.5 million for the nine month period ended September 30, 2005 compared to $671.1 million during same period last year. Multi-family real estate loans had an average aggregate balance of $1.1 billion during the nine month period ended September 30, 2005 compared to $666.8 million during the same period last year. Single-family residential loans had an average aggregate balance of $31.5 million during the nine months ended September 30, 2005 compared to $2.0 million during the same period last year. The average aggregate balance of entertainment finance loans was $92.4 million and $96.0 million during the nine months ended September 30, 2005 and 2004, respectively. The average aggregate balance of franchise loans was $134.9 million and $121.3 million during the nine months ended September 30, 2005 and 2004, respectively.

The average yield earned on total loans decreased to 7.05% for the nine months ended September 30, 2005 as compared to 7.25% during the same period last year. The decrease in the yield on loans was primarily due to the higher yielding loans being repaid and replaced by new loan production at lower current market interest rates, partially offset by adjustable rate loans repricing to higher current market interest rates. At September 30, 2005, a majority of our loan portfolio was comprised of adjustable rate loans indexed to the six month LIBOR.

Total interest expense increased by $31.0 million to $59.6 million for the nine months ended September 30, 2005, compared to $28.5 million for the same period last year. The increase in interest expense was primarily attributable to an increase of $860.7 million in the average balance of interest bearing liabilities, which was caused by the increase in deposits and FHLB advances and other borrowings, and a 83 basis point increase in the rate paid on interest bearing liabilities, which was primarily caused by deposits repricing to higher current market interest rates and the addition of new borrowings at higher current market interest rates.

Our average cost of funds increased to 3.38% during the nine months ended September 30, 2005, compared to 2.55% for the same period last year. The average rate paid on deposit accounts was 3.08% during the nine months ended September 30, 2005 compared to 2.22% for the same period last year. The average balance of interest bearing deposit accounts increased $421.7 million to $1.6 billion for the nine months ended September 30, 2005, compared to $1.2 billion for the same period last year. The average rate paid on the FHLB advances and other borrowings was 3.49% during the nine months ended September 30, 2005 compared to 2.55% for the same period last year. FHLB advances and other borrowings averaged $665.7 million for the nine months ended September 30, 2005, compared to $226.7 million for the same period last year.

Net interest margin decreased to 3.51% for the nine months ended September 30, 2005 as compared to 4.15% for the same period last year. This decrease was primarily due to the increase in the average balance of interest bearing liabilities and the corresponding increase in our average cost of funds, partially offset by the increase in yield earned on the average interest earning assets.

Provision for Loan Losses

The consolidated provision for loan losses totaled $3.8 million for the nine months ended September 30, 2005, compared to $3.5 million for the same period last year. The provision for loan losses was recorded based on an analysis of the factors referred to previously. During the nine months ended September 30, 2005, we had net loan charge-offs of $572,000, compared to net loan charge-offs of $2.2 million for the same period last year.

Non-Interest Income

Non-interest income totaled $1.0 million for the nine months ended September 30, 2005, compared to $14.3 million for the same period last year. Substantially all of the non-interest income earned during the prior period was due to income earned in connection with the RAL program. During the nine months ended September 30, 2004, non-interest income consisted of fee income earned in connection with the RAL program consisting of $9.3 million of net premiums on the sale of RAL loans and $4.6 million of processing and administrative fees. Because the origination of loans under the RAL program resulted from the filing of individual income tax returns, transaction activity was concentrated most heavily during the tax season. This resulted in the Company earning most of its RAL program income in the first quarter of 2004.

Non-Interest Expense

Non-interest expense totaled $34.3 million for the nine months ended September 30, 2005, compared to $32.4 million for the same period last year, and reflects the Company’s continued investment in the national expansion of our loan production platform. The Company’s efficiency ratio (defined as recurring general and administrative expenses as percentage of net revenue) increased to 49.9 percent for the nine months ended September 30, 2005, compared to 41.4 percent for the same period in 2004, due to the decline in net revenues earned as a result of the termination of the RAL program.

FINANCIAL CONDITION

Total assets increased to $3.0 billion at September 30, 2005 as compared to $2.3 billion at December 31, 2004. The increase in total assets was primarily due to a $711.0 million increase in our loan portfolio, partially offset by a $31.4 million decrease in cash and cash equivalents and a $44.1 million decline in investment securities held-to-maturity. The increase in the loan portfolio was primarily due to the loan production of $1.3 billion and a decline in loan prepayment speeds experienced during the nine months ended September 30, 2005. At September 30, 2005, loans, net totaled $2.5 billion, including approximately $2.3 billion of real estate loans, $89.7 million of entertainment finance loans, and $124.8 million of franchise loans. Total deposit accounts increased to $1.8 billion at September 30, 2005 from $1.4 billion at December 31, 2004. FHLB advances and other borrowings increased to $843.1 million at September 30, 2005, compared to $584.2 million at December 31, 2004. This increase was primarily due to additional borrowings utilized to fund the growth in our loan portfolio. Management believes that a significant portion of deposits will remain with us upon maturity based on our historical experience regarding retention of deposits.

CREDIT RISK

Nonperforming Assets, Other Loans of Concern and Allowance for Loan Losses

The following table sets forth our nonperforming assets by category and troubled debt restructurings as of the dates indicated.

	September 30, 2005	December 31, 2004
	(dollars in thousands)
Nonaccrual loans:
Real estate	$8,858	$7,057
Franchise	694	3,874
Entertainment finance	12,897	3,721
Total nonaccrual loans	22,449	14,652
Other real estate owned, net	—	—
Total nonperforming assets	22,449	14,652
Performing troubled debt restructurings	17,453	3,096
Total nonperforming assets and performing troubled debt restructurings	$39,902	$17,748

Nonaccrual loans to total loans	0.89%	0.80%
Allowance for loan losses to nonaccrual loans	172.22%	242.17%
Nonperforming assets to total assets	0.75%	0.63%

The increase in total nonperforming assets and performing troubled debt restructurings during the nine months ended September 30, 2005 was primarily attributable to the migration of a single lending relationship to nonperforming status and two lending relationships that are performing but were modified during the year as troubled debt restructurings.

As of September 30, 2005 and December 31, 2004, other loans of concern totaled $52.1 million and $37.1 million, respectively. Other loans of concern consist of loans with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category. The increase in other loans of concern for the nine months ended September 30, 2005 was primarily due to $37.1 million of new other loans of concern, partially offset by $4.4 million of loan repayments, $2.9 million of loans being upgraded, and $14.8 million of loans being transferred to nonperforming assets.

The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

	For the Nine Months Ended September 30, 2005	For the Year Ended December 31, 2004	For the Nine Months Ended September 30, 2004
	(dollars in thousands)

Balance at beginning of period	$35,483	$33,401	$33,401
Provision for loan losses	3,750	4,725	3,450
Charge-offs	(959)	(3,490)	(2,300)
Recoveries	387	847	132
Net (charge-offs) recoveries	(572)	(2,643)	(2,168)

Balance at end of period	$38,661	$35,483	$34,683

Allowance for loan losses as a percentage of loans, net	1.52%	1.94%	2.09%

Liquidity

Liquidity refers to our ability to maintain cash flows adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans. We maintain a cash and investment securities portfolio designed to satisfy operating liquidity requirements while preserving capital and maximizing yield. As of September 30, 2005, we held $56.2 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $92.3 million of investment securities classified as available for sale.

Short-term fixed income investments classified as cash equivalents consisted of interest bearing deposits at financial institutions, government money market funds and short-term government agency securities, while investment securities available for sale consisted primarily of fixed income instruments, which were rated “AAA”, or equivalent by nationally recognized rating agencies. In addition, our liquidity position is supported by a credit facility with the Federal Home Loan Bank of San Francisco. As of September 30, 2005, we had remaining available borrowing capacity under this credit facility of $356.3 million, net of the $17.1 million of additional Federal Home Loan Bank stock that we would be required to purchase to support those additional borrowings. We also had available $80.0 million of uncommitted, unsecured lines of credit with three unaffiliated financial institutions, and a $25.0 million revolving credit facility with an unaffiliated financial institution.

Capital Resources

The Company, the Bank’s holding company, had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at September 30, 2005 of 8.90%, 10.82% and 12.83%, respectively, which represents $114.9 million, $116.9 million and $68.7 million, respectively, of capital in excess of the amount required to be “well capitalized.” These ratios were 12.30%, 13.67% and 16.00% as of December 31, 2004, respectively.

The Bank had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at September 30, 2005 of 8.31%, 10.11% and 11.36%, respectively, which represents $96.0 million, $97.9 million and $32.5 million, respectively, of capital in excess of the amount required to be “well capitalized” for regulatory purposes. These ratios were 11.02%, 12.21% and 13.47% as of December 31, 2004, respectively.

At September 30, 2005, shareholders' equity totaled $199.8 million, or 6.7% of total assets. Our book value per share of common stock was $36.91 as of September 30, 2005, as compared to $35.09 as of December 31, 2004, and $34.62 as of September 30, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in our annual report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2005 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting: During the quarter ended September 30, 2005, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are party to certain legal proceedings incidental to our business. Management believes that the outcome of such currently pending proceedings, in the aggregate, will not have a material effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our common stock for the fiscal quarter ended September 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2005 to July 31, 2005	—	$—	—	127,172
August 1, 2005 to August 31, 2005	60,920	54.05	60,920	66,252
September 1, 2005 to September 30, 2005	55,490	52.32	55,490	10,762
Total	116,410	$53.23	116,410	10,762

(1) The repurchases during July, August, and September 2005 were made under the tenth extension of our stock repurchase program, which was announced on March 9, 2005. The extension authorized the repurchase of an additional 5% of the outstanding shares as of the authorization date. At September 30, 2005, 10,762 shares remained available for repurchase under the tenth extension. Subsequent to September 30, 2005, the eleventh extension to the stock repurchase program for up to 5% of ITLA Capital’s outstanding shares of common stock was announced.

Item 3 . Defaults Upon Senior Securities

Not applicable.

Item 4 . Submission of Matters to a Vote of Security Holders

(a) On July 27, 2005, the Company held its Annual Meeting of Shareholders.

(b) Shareholders voted on the following matters:

(i) The election of George W. Haligowski as director for a term to expire in 2008:

Votes	For	Withheld
	5,837,809	607,274

(ii) The election of Hirotaka Oribe as director for a term to expire in 2008:

Votes	For	Withheld
	5,914,458	530,625

(iii) The approval of the ITLA Capital Corporation 2005 Re-Designated, Amended and Restated Employee Stock Incentive Plan:

Votes	For	Against	Withheld	Broker Non-Vote
	3,910,163	971,975	2,880	1,560,065

(iv) The approval of the ITLA Capital Corporation 2005 Re-Designated, Amended and Restated Stock Option Plan for Non-Employee Directors:

Votes	For	Against	Withheld	Broker Non-Vote
	4,132,372	749,766	2,880	1,560,065

(v) The ratification of the appointment of Ernst & Young LLP as independent  auditors of the Company for the fiscal year ending December 31, 2005:

Votes	For	Against	Withheld
	6,172,371	270,812	1,900

Item 5 . Other Information

None.

Item 6 . Exhibits

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITLA CAPITAL CORPORATION

Date: November 9, 2005	/s/ George W. Haligowski
George W. Haligowski
Chairman of the Board, President and
Chief Executive Officer

Date: November 9, 2005	/s/ Timothy M. Doyle
Timothy M. Doyle
Executive Managing Director and
Chief Financial Officer

EXHIBIT INDEX
Regulation S-K Exhibit Number	Document	Reference to Prior Filling or Exhibit Number Attached Hereto

3.1	Certificate of Incorporation	**
3.2	Bylaws, as amended	****
4	Instruments Defining the Rights of Security Holders, Including Indentures	********
10.1	2005 Re-Designated, Amended and Restated Stock Option Plan For Nonemployee Directors	******
10.2	2005 Re-Designated, Amended and Restated Employee Stock Incentive Plan	******
10.3a	Nonqualified (Non-Employer Securities) Deferred Compensation Plan	*******
10.3b	Nonqualified (Employer Securities Only) Deferred Compensation Plan	*******
10.4	Supplemental Salary Savings Plan	*
10.5	Data Processing Agreement	*
10.6	Employment Agreement with George W. Haligowski	****
10.7	Form of Change of Control Agreements with Norval L. Bruce, Timothy M. Doyle, Don Nickbarg, and Scott Wallace	***
10.8	Recognition and Retention Plan	**
10.9	Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors	*****
10.10	Supplemental Executive Retirement Plan	*******
10.11	ITLA Capital Corporation Rabbi Trust Agreement	***
10.12	Salary Continuation Plan	****
10.13	Form of Incentive Stock Option Agreement under Employee Stock Incentive Plan	**********
10.14	Form of Non-Qualified Stock Option Agreement under Employee Stock Incentive Plan	**********
10.15	Form of Non-Qualified Stock Option Agreement under Stock Option Plan for Nonemployee Directors	***********
10.16	Description of Named Executive Officer Salary, Bonus and Perquisite Arrangements for 2005	*********
10.17	Description of Director Fee Arrangements	*********
11	Statement Regarding Computation of Per Share Earnings	Not Required
15	Letter Regarding Unaudited Interim Financial Information	None
18	Letter Regarding Change in Accounting Principles	None
19	Report furnished to Security Holders	None
22	Published Report Regarding Matters Submitted to Vote of Security Holders	None
23.1	Consent of Experts	None
24	Power of Attorney	None
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	32

*	Filed as an exhibit to Imperial’s Registration Statement on Form S-1 (File No. 33-96518) filed with the Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.
* *	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on May 10, 1996, pursuant to Section 5 of the Securities Act of 1933.
* * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 (File No. 0-26960).
* * * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2000 (File No. 0-26960).
* * * * *	Filed as an exhibit to Amendment No. Two to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on June 19, 1996.
* * * * * *	Filed as an appendix to the Company’s definitive proxy materials filed on June 27, 2005.
* * * * * * *	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 0-26960).
* * * * * * * *	The Company hereby agrees to furnish the SEC, upon request, copies of the instruments defining the rights of the holders of each issue of the Company's long-term debt.
* * * * * * * * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2004.
* * * * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 9, 2005 (File No. 0-26960).
* * * * * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 4, 2005 (File No. 0-26960).