Form 10-K
period 2005-12-31
ITLA CAPITAL CORP
filed 2006-03-16
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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
Common Stock, $.01 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer [ ] Accelerated Filer [X] Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

As of March 7, 2006, there were issued and outstanding 5,583,295 shares of the Registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005, computed by reference to the closing price of such stock as of June 30, 2005, was $310.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

ITLA CAPITAL CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Forward-Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-K contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, changes in economic conditions in our market areas, changes in policies by regulatory agencies, the impact of competitive loan products, loan demand risks, the quality or composition of our loan or investment portfolios, increased costs from pursuing the national expansion of our small balance multi-family lending platform and operational challenges inherent in implementing this expansion strategy, fluctuations in interest rates and changes in the relative differences between short and long-term interest rates, levels of non-performing assets and other loans of concern, and operating results, the economic impact of any terrorist actions on our loan originations and loan repayments and other risks detailed from time to time in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2006 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to ITLA Capital Corporation and its consolidated subsidiaries.

PART I

Item 1. Business

General

ITLA Capital Corporation (“ITLA Capital”) is the largest financial services company headquartered in San Diego County, California with consolidated assets of $3.1 billion, consolidated net loans of $2.5 billion, consolidated deposits of $1.7 billion and consolidated shareholders’ equity of $204.5 million as of December 31, 2005. We conduct and manage our business principally through our wholly-owned subsidiary, Imperial Capital Bank (the “Bank”), an institution with $3.0 billion in assets, with six retail branches located in California, (Beverly Hills, Costa Mesa, Encino, Glendale, San Diego, and San Francisco), and one branch located in Carson City, Nevada. Additionally, the Bank has 27 loan production offices serving the Western United States, the Southeast region, the Mid-Atlantic region, the Ohio Valley, the Metro New York area and New England. On January 1, 2003, the Bank converted from a California industrial bank to a California-chartered commercial bank, and ITLA Capital became a bank holding company. The Bank has been in business for 31 years. Our branch offices are primarily used for our deposit services and lending business. The Company is primarily engaged in:

•	Originating and purchasing real estate loans secured by income producing properties for retention in its loan portfolio;

•	Originating entertainment finance loans; and

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

Lending Activities

General. During 2005, our core lending activities were as follows:

•	Originating and purchasing real estate loans, including construction loans, secured by income producing properties; and

•	Originating entertainment finance loans.

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

At December 31, 2005, we had $2.0 billion of income producing property loans outstanding, representing 83.1% of our total real estate loans, including construction loans, and 80.2% of our gross loan portfolio. Most of our real estate borrowers are business owners, individual investors, investment partnerships or limited liability corporations. The income producing property lending that we engage in typically involves loans to a single borrower and is generally viewed as exposing the lender to a greater risk of loss than one- to four-family residential lending, because repayment of the loan generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. During 2005, we continued the national expansion of our real estate lending platform, and as of December 31, 2005, we had 20 real estate loan production offices located outside of California. In 2005, we also opened our eastern area headquarters in Times Square in New York City. This office was opened to manage and support our eastern seaboard real estate lending efforts.

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

We originate real estate loans through our retail branches and loan production offices. These offices are staffed by a total of 57 loan officers. Loan officers solicit mortgage loan brokers for loan applications that meet our underwriting criteria, and also accept applications directly from borrowers. A majority of the real estate loans funded by us are originated through mortgage loan brokers. Mortgage loan brokers act as intermediaries between us and the property owner in arranging real estate loans and earn a fee based upon the principal amount of each loan funded. Since a large portion of our marketing effort is through our loan officers’ contacts with mortgage loan brokers, we do not incur significant expenses for advertising our lending services to the general public.

Income producing property loans are generally made in amounts up to 75% of the appraised value of the property; however, in certain instances, multi-family originations may be made at a loan to value ratio of 80%. Loans are generally made for terms of between ten and 30 years, with amortization periods up to 30 years. Depending on market conditions at the time the loan was originated, certain loan agreements may include prepayment penalties.

The average yield on our real estate loan portfolio was 6.99% in 2005 compared to 7.05% in 2004. Our real estate loan portfolio is primarily composed of adjustable rate mortgages indexed to either six month LIBOR or the Prime Rate with interest rate floors, below which the loan’s contractual interest rate may not adjust. Approximately 61.8% of our loan portfolio was comprised of adjustable rate loans at December 31, 2005, and approximately 35.8% of the loan portfolio was comprised of hybrid loans, which, after an initial fixed rate period of three or five years, will convert to an adjustable interest rate for the remaining term of the loan. Our adjustable rate loans generally re-price on a quarterly or semi-annual basis with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan. As of December 31, 2005, approximately $2.3 billion or 92.7% of our adjustable rate loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates. At December 31, 2005, the weighted average floor interest rate of our adjustable rate loan portfolio was 6.13%. At that date, approximately $172.0 million or 7.1% of our adjustable rate loan portfolio was at the floor interest rate. At December 31, 2005, 68.2% of the adjustable rate loans outstanding had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on our adjustable rate loan portfolio was 11.33%. At December 31, 2005, none of the loans in our adjustable rate loan portfolio were at the cap rate.

In 2005, 2004, and 2003, we purchased income producing real estate loans totaling $595.3 million, $136.5 million, and $46.8 million, respectively. In our real estate loan purchases, we generally apply the same underwriting criteria as loans internally originated and reserve the right to reject particular loans from a loan pool being purchased that do not meet our underwriting criteria. Loan production in 2005 consisted of the origination of $525.8 million of commercial real estate loans, $322.8 million of small balance multi-family real estate loans, $68.7 million of entertainment finance loans, $2.4 million of franchise loans, and wholesale loan operations acquired $595.3 million of small balance multi-family and $128.5 million of single-family real estate loans.

Construction Loans. We originate construction loans for income producing properties, as well as for single-family residential tract construction. At December 31, 2005, we had $302.9 million of construction loans outstanding, representing 11.9% of our gross loans receivable. In addition to the lending risks previously discussed, construction loans also present risks associated with the accuracy of the initial estimate of the property’s value upon completion compared to its actual value, the timely completion of construction activities for their allotted costs and the time needed to stabilize income properties. These risks can be affected by a variety of factors, including the oversight of the project, localized costs for labor and materials, and the weather.

Entertainment Finance Loans. We conduct our entertainment finance operations through ICB Entertainment Finance (“ICBEF”), a division of the Bank. Typically, ICBEF lends to independent producers of film and television on a senior secured basis. Typically, collateral documents include a mortgage of copyright, security agreements and assigned sales contracts. Credit decisions are based in part on the creditworthiness and reputation of distributors and sales agents who have contracted to distribute the films. ICBEF provides loans (with a typical term of 12 to 18 months) and letters of credit for the production of motion pictures and television shows or series that have a predictable market worldwide, and therefore, a predictable level of revenue arising from licensing of the distribution rights throughout the world.

ICBEF lends to independent producers of film and television, many of which are located in California. ICBEF also has borrowing clients outside of the United States. Independent producers tend to be those producers that do not have major studio distribution outlets for their product. Large film and television studios generally maintain their own distribution outlets and finance their projects with internally generated financing. In addition to funding production loans against a number of distribution contracts, ICBEF may permit an advance, generally not to exceed 20% of the budget amount, against its valuation of unsold rights. ICBEF uses industry standards in the valuation of unsold rights. ICBEF’s lending officers review the quality of the distributors and their contracts, the budget, the producer’s track record, the script, the genre, talent elements, the schedule of advances, and valuation of all distribution rights when considering a new lending opportunity. Generally, ICBEF loans require the borrower to provide a completion bond that guarantees the completion of the film or the payoff of the outstanding balance of the loan in the event the film is not completed. After closing, each requested advance is approved by the bonding company on a regular basis to ensure that ICBEF is not advancing ahead of an agreed-upon cash flow schedule. The loan documentation grants ICBEF the right to impose certain penalties on the borrower and exercise certain other rights, including replacing the sales agent, if sales are not consummated within the appropriate time. Loans are repaid principally from revenue received from distribution contracts. In many instances, the distribution contracts provide for multiple payments payable at certain milestones (such as execution of contract, commencement of principal photography or completion of principal photography). The maturity date of the loan is generally six to nine months after completion of the production. Delivery of the completed production is typically made to the various distributors upon or after their minimum guarantees have been paid in full. To the extent a distributor fails to make payment upon completion of the film, or the predicted level of revenue is less than expected, we may incur a loss if rights cannot be resold for the same amount or other loan collateral cannot cover required loan payments.

ICBEF typically charges its customers an interest rate of six month LIBOR plus a margin (exclusive of loan fees) on the outstanding balance of the loan. Loan fees typically range from 1.00% to 2.25% with an additional fee up to 7.00% depending on the unsecured amount of the production budget being financed.

At December 31, 2005 and 2004, our entertainment finance portfolio totaled $66.5 million and $99.7 million, respectively, representing 2.6% and 5.5% of our gross loan portfolio as of these dates. Of these amounts, approximately $3.6 million and $12.2 million, respectively, were issued to producers domiciled outside of the United States. These foreign loans were primarily issued to producers located in Australia, Canada and Germany. Approximately $7.7 million, $7.0 million and $5.1 million of interest income was earned during 2005, 2004 and 2003, respectively, in connection with these loans.

Franchise Loans. During 2005, we closed our franchise lending operations and sold approximately $110.0 million, or 89.0%, of the remaining loans within this portfolio. The Bank does not currently anticipate originating or purchasing franchise loans in the future. Prior to the closure, we operated our franchise lending operations through a division of the Bank, Imperial Franchise Finance, based in Tempe, Arizona. Franchise loans are loans to owners of businesses, both franchisors and franchisees, such as fast food restaurants or gasoline retailers that are affiliated with nationally or regionally recognized chains and brand names. Various combinations of land, building, business equipment and fixtures may secure these loans, or they may be a general obligation of the borrower based on a valuation of the borrower’s business and debt service ability. These loans may be viewed as riskier than our real estate secured loans, as in each case, the primary source of repayment of a franchise loan is the cash flow of the business and not the underlying value of the collateral. In addition, in certain cases, the success of the borrower’s business depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business. Many of these borrowers have smaller market shares than their competition, may be more vulnerable to economic downturns, often need additional capital to expand or compete and may experience substantial variations in operating results, any of which might impair the borrower’s ability to repay a loan. As of December 31, 2005 and 2004, our franchise loan portfolio was $13.7 million and $137.5 million, respectively, which represented 0.5% and 7.6%, respectively, of our gross loan portfolio as of those dates.

Loan Underwriting. Many of our loans are made to lower credit grade borrowers or the property securing the loan has other factors such as debt-to-income ratios or property location that prevent the borrower from obtaining a prime interest rate. We attempt to mitigate the risk associated with these loans by charging higher interest rates and through our loan approval and loan purchasing process. Initial loan review for potential applications is performed by the Regional Directors and Area Manager of our loan production offices, in consultation with the Chief Underwriter, the respective Deputy Chief Credit Officer, and the Vice Chairman/Chief Credit Officer. Our loan underwriters are responsible for detailed reviews of borrowers, collateral, and loan terms, and prepare a written presentation for every loan application submitted to the real estate loan committee, which is comprised of the following Bank officers:

•	Chairman, President, and Chief Executive Officer

•	Vice Chairman and Chief Credit Officer

•	Executive Managing Director/Chief Operating Officer

•	Senior Managing Director/Chief Lending Officer

•	Senior Managing Director/Chief of Lending Operations

•	Managing Director/Business Credit

•	First Vice President/Manager Loan Underwriting

•	First Vice President/Loan Administration

•	First Vice President/Manager and Chief Underwriter - Express Operations

The underwriting standards for loans secured by income producing real estate consider the borrower’s financial resources and ability to repay and the amount and stability of cash flow, if any, from the underlying collateral, to be comparable in importance to the loan-to-value ratio as a repayment source.

All real estate secured loans over $3.0 million must be submitted to the loan committee for approval. At least one loan committee member or designee must personally conduct on-site inspections of any property involved in connection with a real estate loan recommendation of $2.0 million or more. Loans up to $750,000 may be approved by any loan committee member. Loans of $750,000 to $2.0 million require approval by any two members of the Bank’s loan committee, while loans in excess of $2.0 million require approval of three loan committee members, one of whom must be the Chief of Lending Operations or the Manager Loan Underwriting, and only one of whom may be from the Loan Production Unit. Additionally, loans over $3.0 million require the additional signature of the Vice Chairman and Chief Credit Officer; and individual loans over $5.0 million, loans resulting in an aggregate borrowing relationship to one borrower in excess of $7.5 million, and all purchased loan pools must be approved by the Executive Committee of the Bank’s Board of Directors.

All entertainment finance loans over $1.0 million are submitted to the business lending loan committee for approval. All loans must be approved by the Managing Director/Business Credit and loans over $3.0 million must be approved by the Vice Chairman and Chief Credit Officer. Individual loans over $7.5 million, loans resulting in an aggregate borrowing relationship to one borrower in excess of $10.0 million, and all purchased loan pools must be approved by the executive committee of the Bank’s Board of Directors.

Our loans are originated on both a non-recourse and full recourse basis and we generally seek to obtain personal guarantees from the principals of borrowers which are single asset or limited liability entities (such as partnerships, corporations or trusts).

The maximum size of a single loan made by the Bank is limited by California law to 25% of the Bank’s equity capital. At December 31, 2005, that limit was approximately $65.0 million. Our largest combined credit extension to related borrowers was $34.0 million at December 31, 2005. At December 31, 2005, we had a total of 144 extensions of credit, with a combined outstanding principal balance of $608.3 million, that were over $5.0 million to a single borrower or related borrowers. All combined extensions of credit over $5.0 million were performing in accordance with their repayment terms, with the exception of two credit relationships that are nonaccrual loans and have combined outstanding principal balance of $10.1 million and $7.0 million, respectively. At December 31, 2005, we had 2,937 real estate loans outstanding, with an average balance per loan of approximately $837,000.

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

Competition. Our competition in originating real estate, construction, and entertainment finance loans is principally from community banks, savings and loan associations, industrial banks, real estate financing conduits, specialty finance companies, small insurance companies, and larger banks. Many of these entities enjoy competitive advantages over us relative to a potential borrower in terms of a prior business relationship, wider geographic presence or more accessible branch office locations, the ability to offer additional services or more favorable pricing alternatives, or a lower cost of funds structure. We attempt to offset the potential effect of these factors by providing borrowers with greater individual attention and a more flexible and time-sensitive underwriting, approval and funding process than they might obtain elsewhere.

Imperial Capital Real Estate Investment Trust

During 2000, we acquired all of the equity and certain collateralized mortgage obligations (“CMOs”) of the ICCMAC Multi-family and Commercial Trust 1999-1 (“ICCMAC Trust”) through our real estate investment trust subsidiary, Imperial Capital Real Estate Investment Trust (“Imperial Capital REIT”). During 2004, the CMOs were retired and the ICCMAC Trust was dissolved. The remaining outstanding loans were contributed to the Imperial Capital REIT. At December 31, 2005, the Imperial Capital REIT held net real estate loans of $3.1 million. The cash flow from the Imperial Capital REIT loan pool provides cash flow on a monthly basis to ITLA Capital. ITLA Capital recorded $1.5 million of pre-tax income from its investment in the Imperial Capital REIT during the year ended December 31, 2005.

Non-performing Assets and Other Loans of Concern

At December 31, 2005, non-performing assets totaled $28.2 million or 0.92% of total assets. Non-performing assets consisted of $24.3 million of non-accrual loans and $4.0 million of other real estate owned consisting of two properties. For additional information regarding non-performing assets see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations-Credit Risk Elements”.

As of December 31, 2005, we had loans with an aggregate outstanding balance of $66.4 million with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms. This may result in the future inclusion of such loans in the non-accrual loan category. All of these loans are classified as substandard pursuant to the regulatory guidelines discussed below.

Classified Assets

Management uses a loan classification system consistent with the classification system used by bank regulatory agencies to help it evaluate the risks inherent in its real estate loan portfolio. Loans are identified as “pass”, “substandard”, “doubtful” or “loss” based upon consideration of all sources of repayment, underlying collateral values, current and anticipated economic conditions, trends and uncertainties, and historical experience. Pass loans are further divided into four additional sub-categories, based on the borrower’s financial strength and ability to service the debt and/or the value and debt service coverage of the underlying collateral. Underlying collateral values for real estate dependent loans are supported by property appraisals or evaluations. We review our loan classifications on at least a quarterly basis. At December 31, 2005, we classified $80.1 million of loans as “substandard”, $10.5 million as “doubtful” and none as “loss” of which, $24.3 million of these classified loans were included in the non-performing assets table in “Item 7. Management’s Discussion and Analysis of Results of Financial Condition and Operations - Credit Risk Elements”.

Funding Sources

The primary source of funding for our lending operations and investments are deposits. Our deposits are federally insured by the FDIC to the maximum extent permitted by law. Approximately 86.3% of our deposits are term deposits that pay fixed rates of interest for periods ranging from 90 days to five years, 10.7% of our deposits are variable rate passbook accounts and variable rate money market accounts with limited checking features, and 3.0% are customer demand deposit accounts.

In connection with the Bank’s charter conversion in 2003, from an industrial bank to a commercial bank, we expanded our line of banking products and services offered to our customers. The new products and services consist of commercial banking products and services, including consumer and business checking accounts. Our retail checking account balance was $51.9 million at December 31, 2005. We generally accumulate deposits by relying on renewals of term accounts by existing depositors, participating in deposit rate surveys which promote the rates offered by us on our deposit products, and periodically advertising in various local market newspapers and other media. Management believes that our deposits are a reliable funding source and that the cost of funds resulting from our deposit gathering strategy is comparable to those of other banks pursuing a similar strategy. However, because we compete for deposits primarily on the basis of rates, we could experience difficulties in attracting deposits if we could not continue to offer deposit rates at levels above those of other financial institutions. Management also believes that any efforts to significantly increase the size of our deposit base may require greater marketing efforts and/or increases in deposit rates. At December 31, 2005, we had $152.7 million of brokered deposits.

For information concerning overall deposits outstanding during the periods indicated and the rates paid thereon, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income”.

The Bank also uses advances from the FHLB of San Francisco and borrowings from other unaffiliated financial institutions as funding sources. FHLB advances are collateralized by pledges of qualifying cash equivalents, investment securities, mortgage-backed securities and loans. At December 31, 2005, FHLB advances outstanding totaled $932.0 million, and the remaining available borrowing capacity, based on the loans and securities pledged as collateral, totaled $241.4 million, net of the $12.7 million of additional FHLB Stock that we would be required to purchase to support the additional borrowings. Additionally, the Bank has a $60.6 million repurchase agreement borrowing from an unaffiliated financial institution that is secured by mortgage-backed securities. The Bank also has uncommitted, unsecured lines of credit with other banks renewable daily in the amount of $80.0 million and ITLA Capital has a $25.0 million revolving credit facility with an unaffiliated financial institution. This revolving credit facility matures on April 30, 2006, which we intend on renewing upon maturity. See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Notes 7, 8, and 9”.

Regulation

As a bank holding company, ITLA Capital is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”). As a California-chartered commercial bank, the Bank is regulated by the California Department of Financial Institutions (the “DFI”) and the Federal Deposit Insurance Corporation (the “FDIC”).

Holding Company Regulation

Bank holding companies are subject to comprehensive regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, and the regulations of the Federal Reserve Board. As a bank holding company, ITLA Capital is required to file reports with the Federal Reserve Board and provide such additional information as the Federal Reserve Board may require. ITLA Capital and its non-bank subsidiaries are also subject to examination by the Federal Reserve Board. The Federal Reserve Board has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a bank holding company divest subsidiaries, including its bank subsidiaries. In general, enforcement actions may be initiated for violations of law and regulation as well as unsafe or unsound practices.

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

The minimum ratio of total capital to risk-weighted assets is 8.0%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common shareholders’ equity, including retained earnings, noncumulative perpetual preferred stock, certain trust preferred securities and minority interest in equity accounts of fully consolidated subsidiaries, less goodwill and other specified intangible assets. Tier 1 capital must equal at least 4.0% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt and other hybrid capital instruments, other preferred stock, a limited amount of loan loss reserves and a limited amount of unrealized holding gains on equity securities. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. At December 31, 2005, our ratio of total capital to risk-weighted assets was 13.0% and our ratio of Tier 1 capital to risk-weighted assets was 11.0%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3.0% for certain bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4.0%. At December 31, 2005, ITLA Capital’s required leverage ratio was 4.0% and its actual leverage ratio was 9.1%.

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

Regulatory Capital Requirements. Federally-insured, state-chartered banks such as the Bank are required to maintain minimum levels of regulatory capital as specified in the FDIC’s capital maintenance regulations. The FDIC also is authorized to impose capital requirements in excess of these standards on individual banks on a case-by-case basis.

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

Tier 1 Capital Ratio. FDIC regulations establish a minimum 3.0% ratio of tier 1 capital to total average assets for the most highly-rated state-chartered, FDIC-supervised banks. All other FDIC supervised banks must maintain at least a 4.0% tier 1 capital ratio. At December 31, 2005, the Bank’s required minimum tier 1 capital ratio was 4.0% and its actual tier 1 capital ratio was 9.1%.

Risk-Based Capital Requirements. The risk-based capital requirements generally require the Bank to maintain a minimum ratio of tier 1 capital to risk-weighted assets of at least 4.0% and a minimum ratio of total risk-based capital to risk-weighted assets of at least 8.0%. To calculate the amount of capital required, assets are placed in one of four categories and given a percentage weight (0%, 20%, 50% or 100%) based on the relative risk of the category. For example, United States Treasury Bills and Ginnie Mae securities are placed in the 0% risk category. Fannie Mae and Freddie Mac securities are placed in the 20% risk category, loans secured by one-to four-family residential properties and certain privately-issued mortgage-backed securities are generally placed in the 50% risk category, and commercial and consumer loans and other assets are generally placed in the 100% risk category. In addition, certain off-balance-sheet items are converted to balance sheet credit equivalent amounts and each amount is then assigned to one of the four categories.

For purposes of the risk-based capital requirements, “total capital” means tier 1 capital plus supplementary or tier 2 capital, so long as the amount of supplementary or tier 2 capital that is used to satisfy the requirement does not exceed the amount of tier 1 capital. Tier 2 capital includes cumulative and certain other perpetual preferred stock, mandatory convertible subordinated debt and perpetual subordinated debt, mandatory redeemable preferred stock, intermediate-term preferred stock, mandatory convertible subordinated debt and subordinated debt, the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets and a limited amount of unrealized holding gains on securities. At December 31, 2005 the Bank’s required minimum tier 1 risk-based and total capital ratios were 4.0% and 8.0% respectively and its actual was 11.0% and 12.2%, respectively.

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

An institution is treated as “well capitalized” if its total risk based capital ratio is 10.0% or more, its tier 1 risk-based ratio is 6.0% or more, its tier 1 capital ratio is 5.0% or greater, and it is not subject to any order or directive by the FDIC to meet a specific capital level. The Bank exceeded these requirements at December 31, 2005.

The FDIC is authorized and, under certain circumstances, required to take certain actions against institutions that fail to meet their capital requirements. The FDIC is generally required to take action to restrict the activities of an “undercapitalized” institution. An undercapitalized institution is one that does not meet the FDIC’s minimum capital ratio requirements. Any such institution must submit a capital restoration plan and, until such plan is approved by the FDIC, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The capital restoration plan must include a limited guaranty by the institution’s holding company. In addition, the FDIC must appoint a receiver or conservator for an institution, with certain limited exceptions, within 90 days after it becomes “critically undercapitalized”.

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

In December 2003, the U.S. Congress adopted, and President Bush signed, the Fair and Accurate Transactions Act (the “FACT Act”). In 2005, federal courts determined that the provisions of the CFPA limiting shared information with affiliates are preempted by provisions of the GLB Act, the FACT Act and the Fair Credit Reporting Act.

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. President Bush signed the USA Patriot Act of 2001 into law in October 2001. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, and clarifies the safe harbor from civil liability to customers. The U.S. Treasury Department has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions such as the Bank. The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The increased obligations of financial institutions, including us, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, requires the implementation and maintenance of internal procedures, practices and controls which have increased, and may continue to increase, our costs and may subject us to liability.

Enforcement and compliance-related activity by government agencies has increased. Money laundering and anti-terrorism compliance are among the areas receiving a high level of focus in the present environment.

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

Employees

As of December 31, 2005, we had 253 employees. Management believes that its relations with employees are satisfactory. We are not subject to any collective bargaining agreements.

Segment Reporting

Financial and other information regarding our operating segments is contained in Note 18 to our audited consolidated financial statements included in Item 8 of this report.

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

Item1A. Risk Factors

An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability.

Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate thirteen times, from 1.00% to 4.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin to date. If short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would experience further compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

An increase in loan prepayments may adversely affect our profitability.

Prepayment rates are affected by consumer behavior, conditions in the real estate and other financial markets, general economic conditions and the relative interest rates on our fixed-rate and adjustable-rate mortgage loans and mortgage-backed securities. Changes in prepayment rates are therefore difficult for us to predict.

We recognize our deferred loan origination costs and premiums paid in originating these loans by adjusting our interest income over the contractual life of the individual loans. As prepayments occur, the rate at which net deferred loan origination costs and premiums are expensed accelerates. The effect of the acceleration of deferred costs and premium amortization may be mitigated by prepayment penalties paid by the borrower when the loan is paid in full within a certain period of time which varies between loans. If prepayment occurs after the period of time when the loan is subject to a prepayment penalty, the effect of the acceleration of premium and deferred cost amortization is no longer mitigated.

We may not be able to reinvest prepayments on loans or mortgage-backed securities at rates comparable to the prepaid instrument particularly in period of declining interest rates.

An inadequate allowance for loan losses would reduce our earnings.

We are exposed to the risk that our borrowers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results. Volatility and deterioration in the economy may also increase our risk for credit losses. We evaluate the collectibility of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as:

•	the risk characteristics of various classifications of loans;

•	general portfolio trends relative to asset and portfolio size;

•	potential credit and geographic concentrations;

•	delinquency trends and nonaccrual levels;

•	historical loss and recovery experience and risks associated with changes in economic, social and business conditions;

•	the amount and quality of the collateral;

•	the views of our regulators; and

•	the underwriting standards in effect when the loan is made.

If our evaluation is incorrect and borrower defaults cause losses exceeding our allowance for loan losses, our earnings could be materially and adversely affected. We cannot assure you that our allowance will be adequate to cover loan losses inherent in our portfolio. We may experience losses in our loan portfolio or perceive adverse trends that require us to significantly increase our allowance for loan losses in the future, which would also reduce our earnings. In addition, the Bank’s regulators, as an integral part of their examination process, may require us to make additional provisions for loan losses.

Our income producing property loans involve higher principal amounts and expose us to a greater risk of loss than one-to-four family residential loans.

At December 31, 2005, we had $2.0 billion of loans secured by income producing properties, both commercial and multi-family residential, representing 83.1% of our total real estate loans and 80.2% of our gross loan portfolio. The income generated from the operation of the property securing the loan is generally considered by us to be the principal source of repayment on this type of loan. The income producing property lending in which we engage typically involves larger loans to a single borrower and is generally viewed as exposing the lender to a greater risk of loss than one-four family residential lending because these loans generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. Income producing property values are also generally subject to greater volatility than residential property values. The liquidation values of income producing properties may be adversely affected by risks generally incident to interests in real property, such as:

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

We generally originate and acquire income producing property loans primarily to be held in our portfolio to maturity. Because the resale market for this type of loan is less liquid than the well-established secondary market for residential loans, should we decide to sell our income producing property loans, we may incur losses on any sale.

The unseasoned nature of many of the loans we originated as part of our small balance multi-family real estate loan platform, along with our limited experience in originating these loans nationwide, may lead to additional provisions for loan losses or charge-offs, which would hurt our profits.

The national expansion of our small balance multi-family real estate loan platform has led to an increase in the number of these types of loans in our portfolio. Many of these loans are unseasoned and have not been subjected to unfavorable economic conditions. We have limited experience in originating these types of loans outside the State of California and as a result do not have a significant payment history pattern with which to judge future collectibility. As a result, it is difficult to predict the future performance of this part of our real estate loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our profitability.

Our construction loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate.

We originate construction loans for income producing properties, as well as for single family home construction. At December 31, 2005, construction loans totaled $302.9 million, or 11.9% of gross loans receivable. Construction lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. There are also risks associated with the timely completion of the construction activities for their allotted costs, as a number of factors can result in delays and cost overruns, and the time needed to stabilize income producing properties or to sell residential tract developments. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

Our real estate lending also exposes us to the risk of environmental liabilities.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.

Repayment of our entertainment finance loans is primarily dependent on revenues from distribution contracts.

Through ICBEF, a division of the Bank, we originate entertainment finance loans to independent producers of film and television on a senior secured basis. Although these loans are typically collateralized by a mortgage of copyright, security agreements and assigned sales contracts, the primary source of repayment is the revenue received by the borrower from the licensing of distribution rights. For this reason, our credit decisions are based in part on the creditworthiness and reputation of distributors and sales agents who have contracted to distribute the films. In many instances, the distribution contracts provide for multiple payments payable at certain milestones (such as execution of contract, commencement of principal photography or completion of principal photography). The maturity date of the loan is generally six to nine months after completion of the production. To the extent a distributor fails to make payment upon completion of the film, or the predicted level of revenue is less than expected, we may incur a loss if rights cannot be resold for the same amount or other loan collateral cannot cover required loan payments.

Negative events in certain geographic areas, particularly California, could adversely affect us.

Although we have significantly increased the geographic diversification of our loan portfolio in the last two years, our real estate loans remain heavily concentrated in the State of California, with approximately 59.2% of our real estate loans as of December 31, 2005 secured by collateral and made to borrowers in that state. In addition, as of that date, approximately 9.0% and 5.6% of our real estate loans were secured by collateral and made to borrowers in the States of Arizona and Texas, respectively. A worsening of economic conditions in California or in any other state in which we have a significant concentration of borrowers could have a material adverse effect on our business, by reducing demand for new financings, limiting the ability of customers to repay existing loans, and impairing the value of our real estate collateral and real estate owned properties. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as earthquakes, tornados and hurricanes.

Our wholesale funding sources may prove insufficient to replace deposits and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which include brokered certificates of deposit, repurchase agreements, federal funds purchased and Federal Home Loan Bank advances. Adverse operating results or changes in industry conditions could lead to an inability to replace these additional funding sources at maturity. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our profitability would be adversely affected.

Competition with other financial institutions could adversely affect our profitability.

The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. Consolidation among financial service providers has resulted in fewer very large national and regional banking and financial institutions holding a large accumulation of assets. These institutions generally have significantly greater resources, a wider geographic presence or greater accessibility. Our competitors sometimes are also able to offer more services, more favorable pricing or greater customer convenience than we do. In addition, our competition has grown from new banks and other financial services providers that target our existing or potential customers. As consolidation continues among large banks, we expect additional institutions to try to exploit our market.

Technological developments have allowed competitors including some non-depository institutions, to compete more effectively in local markets and have expanded the range of financial products, services and capital available to our target customers. If we are unable to implement, maintain and use such technologies effectively, we may not be able to offer products or achieve cost-efficiencies necessary to compete in our industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

We rely heavily on the proper functioning of our technology.

We rely on our computer systems, and outside servicers providing technology, for much of our business, including recording our assets and liabilities. If our computer systems or outside technology sources fail, are not reliable or there is a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our operations and financial condition.

We are dependent upon the services of our management team.

We are dependent upon the ability and experience of a number of our key management personnel who have substantial experience with our operations, the financial services industry and the markets in which we offer our services. It is possible that the loss of the services of one or more of our senior executives or key managers would have an adverse effect on our operations. Our success also depends on our ability to continue to attract, manage and retain other qualified personnel as we grow. We cannot assure you that we will continue to attract or retain such personnel.

Terrorist activities could cause reductions in investor confidence and substantial volatility in real estate and securities markets.

It is impossible to predict the extent to which terrorist activities may occur in the United States or other regions, or their effect on a particular security issue. It is also uncertain what effects any past or future terrorist activities and/or any consequent actions on the part of the United States government and others will have on the United States and world financial markets, local, regional and national economics, and real estate markets across the United States. Among other things, reduced investor confidence could result in substantial volatility in securities markets, a decline in general economic conditions and real estate related investments and an increase in loan defaults. Such unexpected losses and events could materially affect our results of operations.

We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business.

Bank holding companies and California-charted commercial banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. We are subject to the Bank Holding Company Act of 1956, as amended, and to regulation and supervision by the FRB. Imperial Capital Bank is subject to regulation and supervision by the FDIC, and DFI. The cost of compliance with regulatory requirements may adversely affect our results of operations or financial condition. Federal and state laws and regulations govern numerous matters including: changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution; permissible types, amounts and terms of extensions of credit and investments; permissible non-banking activities; the level of reserves against deposits; and restrictions on dividend payments.

The FDIC and DFI possess cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the FRB possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we may conduct our business and obtain financing.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following sets forth the Company’s material facilities as of December 31, 2005.

Locations	Office Uses	Square Footage	Year Current Lease Term Expires

La Jolla, CA	West Coast Corporate Headquarters	18,913	2008
La Jolla, CA	Administrative and Marketing	2,325	2008
Glendale, CA	Loan Administration/Asset Management/Bank Branch	6,257	2006
Glendale, CA	Loan Operations Division/Real Estate Lending	8,932	2008
Glendale, CA	Operations Support	6,342	2006
Costa Mesa, CA	Bank Branch/Real Estate Lending	3,609	2006
San Francisco, CA	Bank Branch/Real Estate Lending	5,005	2007
Beverly Hills, CA	Bank Branch	2,218	2010
Encino, CA	Bank Branch/Real Estate Lending	5,145	2009
San Diego, CA	Bank Branch/Real Estate Lending	3,046	2011
Santa Monica, CA	Loan Operations/Real Estate Lending	11,490	2009
Walnut Creek, CA	Real Estate Lending	2,220	2006
Century City, CA	ICB Entertainment Finance	7,003	2008
New York, NY	East Coast Corporate Headquarters	3,810	2009
Carson City, NV	Bank Branch	3,000	2007
Boston, MA	Real Estate Lending	3,309	2007
Atlanta, GA	Real Estate Lending	3,148	2008
Fairfield, CT	Real Estate Lending	1,992	2007

For additional information regarding our premises, see “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements - Note 5”.

In February 2006, we relocated our loan operations/real estate lending offices based in Santa Monica, CA and our Glendale Bank Branch to a new facility in Glendale, CA. The combined space occupied by these divisions is 14,164 square feet with a lease expiration of 2012.

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
During 2005, the Company paid an arbitration award stemming from a “glass ceiling” employment dispute with a former employee who alleged she was passed over for promotion due to her gender. The cost to the Company after application of insurance proceeds received was approximately $330,000. As part of the arbitration proceedings, sexual harassment allegations were disclosed involving former employees. These allegations were dealt with by the Company in accordance with Board approved policies and procedures, consistent with industry standards and prudent management practices. The Company believes that this dispute was an isolated incident. No other lawsuits have ever been filed against the Company based on either glass ceiling or sexual harassment grounds.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

ITLA Capital’s common stock is traded on the NASDAQ National Market system under the symbol “ITLA”. As of March 7, 2006, there were 123 holders of record of ITLA Capital’s common stock representing an estimated 1,450 beneficial shareholders with a total of 5,583,295 shares outstanding. We have not paid any cash dividends since our holding company reorganization in 1996. As a bank holding company, ITLA Capital’s ability to pay dividends may be affected by regulations, including those governing the payment of dividends by the Bank to ITLA Capital, which could be a source of funds for any dividends paid by ITLA Capital, as well as by the policies of the Federal Reserve Board. See “Item 1. Business—Regulation” and Note 16 to our consolidated financial statements included in Item 8 of this report.

The following table sets forth, for the periods indicated, the range of high and low trade prices for ITLA Capital’s common stock. Stock price data on NASDAQ reflects inter-dealer prices, without retail mark-up, mark-down or commission.

	Market Price			Average Daily
	High	Low	Close	Closing Price
2005 4th Quarter	$53.55	$47.35	$48.85	$50.53
3rd Quarter	59.30	50.50	52.49	54.30
2nd Quarter	56.95	43.36	53.90	49.62
1st Quarter	58.31	49.37	49.96	53.89
2004 4th Quarter	$58.81	$44.14	$58.79	$51.79
3rd Quarter	46.97	37.73	46.20	41.45
2nd Quarter	50.00	36.70	40.41	42.64
1st Quarter	50.81	44.52	49.23	48.61

The following table includes supplementary quarterly operating results and per share information for the past two years. The data presented should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with “Item 8. Financial Statements and Supplementary Data” included elsewhere in this report.

Quarterly Operations (Unaudited)

	For the Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands except per share amounts)
2005
Interest income	$36,752	$41,680	$48,830	$50,896
Interest expense	15,010	19,551	24,991	26,934
Net interest income before provision for loan losses	21,742	22,129	23,839	23,962
Provision for loan losses	750	1,500	1,500	6,500
Non-interest income	(20)	509	485	5,600
General and administrative expense	11,230	11,069	11,973	11,986
Total real estate owned expense, net	(11)	—	—	204
Provision for income taxes	4,102	4,230	4,583	4,567
Net income	5,651	5,839	6,268	6,305
Basic earnings per share	$0.97	$1.01	$1.09	$1.11
Diluted earnings per share	$0.93	$0.98	$1.06	$1.08
2004
Interest income	$32,083	$28,188	$30,678	$34,005
Interest expense	9,146	8,819	10,544	12,909
Net interest income before provision for loan losses	22,937	19,369	20,134	21,096
Provision for loan losses	1,400	950	1,100	1,275
Non-interest income	13,394	1,045	(165)	234
General and administrative expense	11,352	10,488	9,881	10,313
Total real estate owned expense, net	1,057	(330)	(29)	14
Provision for income taxes	8,738	3,676	3,519	4,015
Net income	13,784	5,630	5,498	5,713
Basic earnings per share	$2.21	$0.91	$0.91	$0.98
Diluted earnings per share	$2.07	$0.86	$0.86	$0.93

Stock Repurchases

The following table sets forth the repurchases of our common stock for the fiscal quarter ended December 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2005 to October 31, 2005	—	$—	—	295,626
November 1, 2005 to November 30, 2005	2,400	52.33	2,400	293,226
December 1, 2005 to December 31, 2005	46,230	50.71	46,230	246,996
Total	48,630	$50.79	48,630	246,996

(1)
Therepurchases during October, November and December 2005 were made under the tenth and eleventh extensions of our stock repurchase program, which were announced on March 9, 2005 and October 18, 2005, respectively. These extensions authorized the repurchase of an additional 5% of the outstanding shares as of their respective authorization dates. At December 31, 2005, 246,996 shares remained available for repurchase under the eleventh extension.

Item 6. Selected Financial Data

The following condensed consolidated statements of operations and financial condition and selected performance ratios as of December 31, 2005, 2004, 2003, 2002, and 2001 and for the years then ended have been derived from our audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statement and Supplementary Data.”

	As of and for the years ended December 31,
	2005	2004	2003	2002	2001
	(in thousands except per share amount)
Condensed Consolidated Statements of Operations Total interest income	$178,158	$124,954	$115,977	$110,608	$123,095
Total interest expense	86,486	41,418	30,867	37,322	63,863
Net interest income before provision for loan losses	91,672	83,536	85,110	73,286	59,232
Provision for loan losses	10,250	4,725	7,760	9,030	4,575
Net interest income after provision for loan losses	81,422	78,811	77,350	64,256	54,657
Non-interest income (1)	6,574	14,508	15,240	373	1,059
Non-interest expense:
Compensation and benefits	21,737	21,444	18,870	13,954	11,778
Occupancy and equipment	7,177	5,924	4,839	3,165	2,968
Other general and administrative expenses	17,344	14,666	13,006	9,913	8,072
Real estate owned expense, net	193	712	1,212	1,323	387
Total non-interest expense	46,451	42,746	37,927	28,355	23,205
Income before provision for income taxes and minority interest in income of subsidiary	41,545	50,573	54,663	36,274	32,511
Minority interest in income of subsidiary (2)(3)	—	—	6,083	3,481	2,967
Income before provision for income taxes	41,545	50,573	48,580	32,793	29,544
Provision for income taxes	17,482	19,948	18,946	12,788	11,393
NET INCOME	$24,063	$30,625	$29,634	$20,005	$18,151
BASIC EARNINGS PER SHARE	$4.19	$5.04	$4.91	$3.35	$2.82
DILUTED EARNINGS PER SHARE	$4.04	$4.75	$4.55	$3.16	$2.72
Dividends paid	$—	$—	$—	$—	$—

Condensed Consolidated Statements of Financial Condition
Cash and cash equivalents	$93,747	$87,580	$178,318	$160,848	$134,241
Investment securities available for sale, at fair value	92,563	66,845	53,093	54,677	29,411
Investment securities held-to-maturity, at amortized cost	233,880	296,028	—	—	—
Stock in Federal Home Loan Bank	43,802	23,200	17,966	16,934	13,464
Loans, net	2,523,480	1,793,815	1,505,424	1,438,234	1,284,528
Interest receivable	16,287	10,695	8,958	9,158	11,144
Other real estate owned, net	3,960	—	7,048	12,593	13,741
Premises and equipment, net	6,718	6,645	5,766	4,197	2,177
Deferred income taxes	12,717	10,468	11,609	13,822	11,869
Goodwill	3,118	3,118	3,118	3,118	—
Other assets	20,924	19,677	26,915	8,384	7,733
Total Assets	$3,051,196	$2,318,071	$1,818,215	$1,721,965	$1,508,308
Deposit accounts	$1,735,428	$1,432,032	$1,147,017	$1,065,911	$953,654
Federal Home Loan Bank advances and other borrowings	992,557	584,224	378,003	407,762	378,933
Account payable and other liabilities	32,130	20,491	19,696	10,006	9,674
Junior subordinated debentures (3)	86,600	86,600	86,600	—	—
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (3)	—	—	—	81,595	28,118
Shareholders’ equity	204,481	194,724	186,899	156,691	137,929
Total Liabilities and Shareholders’ Equity	$3,051,196	$2,318,071	$1,818,215	$1,721,965	$1,508,308
Book value per share	$37.85	$35.09	$31.30	$27.11	$23.54
____________

(1)
For 2004 and 2003, includes fee income earned in connection with the tax refund lending program pursuant to our strategic alliance with various subsidiaries of Household International, Inc. (“Household”), a wholly owned subsidiary of HSBC Holdings plc (NYSE-HBC). This program was terminated by Household in 2004 subsequent to the tax filing season.

(2)	Represents accrued distributions payable on our trust preferred securities.

(3)
As a result of our adoption of Financial Interpretation No. 46 (revised) issued by the Financial Accounting Standards Board effective December 31, 2003, we de-consolidated our trust subsidiaries which issued our trust preferred securities. The effect of this was to recognize investments in our trust subsidiaries in other assets, to report the amount of junior subordinated debentures we issued to these trusts as a liability in our consolidated balance sheets and, beginning on the date of adoption, to recognize the interest expense on the junior subordinated debentures in our consolidated statements of income. Prior to the de-consolidation, we reported our trust preferred securities in the mezzanine section of our balance sheet as “guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures” and recognized distributions paid to the holders of the trust preferred securities as “minority interest in income of subsidiary” in our consolidated statement of income. See Note 1 to our consolidated financial statements included in Item 8 of this report for further discussion.

	As of and for the years ended December 31,
	2005	2004	2003	2002	2001
Selected Performance Ratios Return on average assets	0.90%	1.47%	1.71%	1.41%	1.32%
Return on average shareholders’ equity	12.12%	15.44%	16.88%	13.56%	13.28%
Net interest margin (1)	3.43%	4.12%	5.03%	5.30%	4.33%
Average interest earning assets to average interest bearing liabilities	109.32%	127.50%	135.03%	113.94%	113.80%
Efficiency ratio (2)	47.28%	43.60%	37.79%	38.50%	38.49%
Total general and administrative expense to average assets	1.73%	2.02%	2.29%	1.90%	1.66%
Average shareholders’ equity to average assets	7.39%	9.51%	11.16%	10.36%	9.93%
Nonperforming assets to total assets	0.92%	0.63%	0.86%	1.08%	1.92%
Allowance for loan losses to loans held for investment, net (3)	1.71%	1.94%	2.14%	2.31%	2.16%
Allowance for loan loss to nonaccrual loans	180.59%	242.17%	392.26%	555.61%	174.30%
Net charge-offs (recoveries) to average loans held for investment, net	0.09%	0.16%	0.52%	0.36%	0.39%
____________
(1)	Net interest margin represents net interest income divided by total average interest earning assets.

(2)	Efficiency ratio represents non-interest expense divided by non-interest income and net interest income before provision for loan losses.

(3)	Loans before allowance for loan losses.

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

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting polices related to the allowance for loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. We also consider accounting policies related to stock-based compensation to be critical, changes to which will impact the way we account for stock options in future periods. We also consider our accounting polices related to other real estate owned to be critical due to the potential significance of these activities and the estimates involved. Critical accounting policies, and our procedures related to these policies, are described in detail below. Also see Note 1 — Organization and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report.

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

We test the ALL balance by comparing the balance in the ALL to historical trends and peer information. Our management team then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the ALL in its entirety. See the section captioned “Allowance for Loan Losses and Nonperforming Assets” elsewhere in this discussion for further details of the risk factors considered by management in estimating the necessary level of the allowance for loan losses.

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

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, which will require that stock-based compensation be recorded in the Company’s financial statements based on their fair value. See “Adoption and Pending Adoption of Recent Accounting Pronouncements” for further discussion.

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

In March 2005, the Securities and Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s view regarding the valuation of share-based payment arrangements for public entities.

Based on the unvested stock-based compensation awards outstanding as of December 31, 2005, the Company expects to recognize total pre-tax, compensation cost of approximately $250,000 during 2006, or approximately $62,500 during each quarter of 2006, in accordance with the accounting requirements of SFAS 123(R). All unvested options outstanding as of December 31, 2005 will be fully vested by the end of 2006. Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption SFAS 123(R).

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 generally applies to long-lived assets and requires a liability to be recognized for a conditional asset retirement obligation if the fair value of that liability can be reasonably estimated. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect the application of FIN 47 to have a material impact on our financial condition or results of operations.

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

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments.” The FSP addresses determining when an investment is considered impaired, whether an impairment is other than temporary, and measuring an impairment loss. The FSP also addresses the accounting subsequent to the recognition of an other-than-temporary impairment and required certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005. We are currently evaluating the requirements of the FSP and do not expect the application of the FSP to have a material impact on our financial condition or results of operations.

In December 2005, the FASB issued FSP SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.” The FSP expands the reporting requirements under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” for loan products that are determined to represent a concentration of credit risk, including contractual features where repayments are less than the repayments for fully amortizing loans of an equivalent term and high loan-to-value ratios. The guidance in this FSP is generally effective for interim and annual periods ending after December 19, 2005. We have adopted this FSP and incorporated the reporting requirements into our December 31, 2005 financial statements.

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

The following discussion and analysis is intended to identify the major factors that influenced our financial condition as of December 31, 2005 and 2004 and our results of operations for the years ended December 31, 2005, 2004 and 2003. Our primary business involves the acceptance of customer deposits and the origination and purchase of loans secured by income producing real estate and, to a lesser extent, the origination of entertainment finance loans.

Consolidated net income in 2005 was $24.1 million, or $4.04 per diluted share, compared to $30.6 million, or $4.75 per diluted share in 2004 and $29.6 million, or $4.55 per diluted share in 2003. The decrease in net income in 2005 was primarily due to the absence of interest and fee income earned in connection with the Bank’s tax refund lending (“RAL”) program, which terminated at the conclusion of the 2004 tax season. Despite the termination of the RAL program, net interest income before provision for loan losses increased 9.7% to $91.7 million for the year ended December 31, 2005, compared to $83.5 million for the year ended December 31, 2004. This increase was due to the growth in the average balance of our loan portfolio, a decrease in the average balance of low yielding short-term and overnight investments, and an increase in the average balance of higher yielding investment securities held-to-maturity as compared to last year. The decline in the average balance of short-term and overnight investment securities was a result of the termination of the RAL program, which generated a substantial level of liquidity during the quarter ended March 31, 2004. The Bank invested this additional liquidity in short-term and overnight investments, which earned a lower yield than the Bank earns on its current investment portfolio. The increase in interest income was partially offset by additional interest expense incurred due to the growth in the average balance of our interest bearing liabilities as compared to last year, deposits repricing to higher current market interest rates, and the addition of new borrowings at higher current market interest rates. Our earnings were negatively impacted by a $5.5 million increase in provision for loan losses recorded during the year, as well as a $3.7 million increase in non-interest expense. Non-interest expense increased due to our continued investment in the national expansion of our real estate lending platform.

The increase in net income in 2004 as compared to 2003, was primarily due to an increase in interest income to $125.0 million for 2004 as compared to $116.0 million in 2003, and a decrease in provision for loan losses to $4.7 million for 2004 as compared to $7.8 million for 2003. These changes were partially offset by a $4.5 million increase in interest expense, net of the impact of the adoption of FIN 46 on January 1, 2004, a $4.8 million increase in non-interest expense, and a $1.0 million increase in provision for income taxes.

Total loan production including the unfunded portion of loans was $1.6 billion for the year ended December 31, 2005, as compared to $1.0 billion and $794.8 million, respectively, for the years ended December 31, 2004 and 2003. Loan production in 2005 consisted of the origination of $525.8 million of commercial real estate loans, $322.8 million of small balance multi-family real estate loans, $68.7 million of entertainment finance loans, $2.4 million of franchise loans, and wholesale loan operations acquired $595.3 million of small balance multi-family and $128.5 million of single-family real estate loans.

Our average total assets increased approximately 28.8% during 2005 to $2.7 billion. Average cash and investment securities totaled $432.8 million in 2005 compared to $419.5 million in 2004, an increase of $13.3 million, or 3.2%. Average loans receivable totaled $2.2 billion in 2005 compared to $1.6 billion in 2004, an increase of $633.1 million, or 39.4%. Average interest bearing deposit accounts totaled $1.7 billion in 2005 compared to $1.2 billion in 2004, an increase of $426.1 million, or 34.8%. FHLB advances and other borrowings averaged $707.4 million in 2005, compared to $277.8 million in 2004, an increase of $429.6 million, or 154.6%.

The allowance for loan losses as a percentage of our total loans was 1.7% at December 31, 2005, as compared to 1.9% at December 31, 2004. During the year ended December 31, 2005, we had net charge-offs of $1.9 million, compared to $2.6 million during the same period last year.

At December 31, 2005, shareholders' equity totaled $204.5 million or 6.7 percent of total assets. During 2005, we continued our stock repurchase program with the implementation of our tenth and eleventh extensions of the stock repurchase program. For the year ended December 31, 2005, we repurchased 431,738 shares at an average price of $52.40 per share. Since beginning share repurchases in April 1997 through December 31, 2005, a total of 3.3 million shares have been repurchased, returning approximately $90.0 million of capital to our shareholders at an average price of $27.22 per share. Through our stock repurchase program, all of our contributed capital has been returned to shareholders. ITLA Capital’s book value per share of common stock was $37.85 as of December 31, 2005, an increase of 7.9 percent from $35.09 per share as of December 31, 2004.

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

	Years Ended December 31,
	2005			2004			2003
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Cash and investment securities	$432,774	$18,438	4.26%	$419,452	$9,291	2.22%	$277,832	$5,399	1.94%
Real estate loans (1)	2,016,691	141,061	6.99%	1,368,384	96,460	7.05%	1,242,875	95,307	7.67%
Franchise loans (1)	121,768	9,972	8.19%	125,280	8,608	6.87%	66,101	4,772	7.22%
Entertainment finance loans (1)	89,420	7,724	8.64%	96,227	7,040	7.32%	99,104	7,433	7.50%
Commercial and other loans (1)	11,382	963	8.46%	16,234	3,555	21.90%	7,732	3,066	39.65%
Total loans receivable	2,239,261	159,720	7.13%	1,606,125	115,663	7.20%	1,415,812	110,578	7.81%
Total interest earning assets	2,672,035	$178,158	6.67%	2,025,577	$124,954	6.17%	1,693,644	$115,977	6.85%
Non-interest earning assets	51,549			94,739			70,226
Allowance for loan losses	(37,978)			(35,214)			(33,508)
Total assets	$2,685,606			$2,085,102			$1,730,362
Liabilities and Shareholders’ Equity
Interest bearing deposit accounts:
Interest bearing demand accounts	$51,684	$1,236	2.39%	$80,052	$1,409	1.76%	$12,571	$136	1.08%
Money market and passbook accounts	177,213	5,308	3.00%	140,637	2,680	1.91%	162,638	2,551	1.57%
Time certificates	1,421,415	47,263	3.33%	1,003,555	23,827	2.37%	832,873	21,929	2.63%
Total interest bearing deposit accounts	1,650,312	53,807	3.26%	1,224,244	27,916	2.28%	1,008,082	24,616	2.44%
FHLB advances and other borrowings	707,391	25,508	3.61%	277,828	7,343	2.64%	246,186	6,251	2.54%
Junior subordinated debentures	86,600	7,171	8.28%	86,600	6,159	7.11%	—	—	—
Total interest bearing liabilities	2,444,303	$86,486	3.54%	1,588,672	$41,418	2.61%	1,254,268	$30,867	2.46%
Non-interest bearing demand accounts	27,671			8,023			2,973
Other non-interest bearing liabilities	15,086			290,077			297,549
Shareholders’ equity	198,546			198,330			175,572
Total liabilities and shareholders’ equity	$2,685,606			$2,085,102			$1,730,362
Net interest spread (2)			3.13%			3.56%			4.39%
Net interest income before provisions for loan losses		$91,672			$83,536			$85,110
Net interest margin (3)			3.43%			4.12%			5.03%

(1) Before allowance for loan losses and net of deferred loan fees and costs. Net loan fee accretion of $2.9 million, $1.8 million and $2.4 million was included in net interest income for 2005, 2004 and 2003, respectively.
(2) Average yield on interest earning assets minus average rate paid on interest bearing liabilities.
(3) Net interest income divided by total average interest earning assets.

Our primary source of revenue is net interest income. Our net interest income is affected by (a) the difference between the yields recognized on interest earning assets, including loans and investments, and the interest rates paid on interest bearing liabilities, including deposits and borrowings, which is referred to as “net interest spread”, and (b) the relative amounts of interest earning assets and interest bearing liabilities. As of December 31, 2005, 2004 and 2003, our ratio of average interest earning assets to average interest bearing liabilities was 109.3%, 127.5% and 135.0%, respectively.

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

	2005 vs. 2004			2004 vs. 2003
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)

Interest and fees earned on:
Loans, net	$45,191	$(1,134)	$44,057	$16,573	$(11,488)	$5,085
Cash and investment securities	306	8,841	9,147	3,793	99	3,892
Total increase (decrease) in interest income	45,497	7,707	53,204	20,366	(11,389)	8,977
Interest paid on:
Deposit accounts	11,584	14,307	25,891	5,748	(2,448)	3,300
FHLB advances and other borrowings	14,677	3,488	18,165	1,111	(19)	1,092
Junior subordinated debentures	—	1,012	1,012	6,159	—	6,159
Total increase (decrease) in interest expense	26,261	18,807	45,068	13,018	(2,467)	10,551
Increase (decrease) net interest income	$19,236	$(11,100)	$8,136	$7,348	$(8,922)	$(1,574)

2005 Compared to 2004

Net interest income before provision for loan losses increased to $91.7 million for the year ended December 31, 2005, compared to $83.5 million for the prior year, an increase of 9.7%. The increase was primarily caused by the growth in the average balance of our loan portfolio, a decrease in the average balance of low yielding short-term and overnight investments, and an increase in the average balance of higher yielding investment securities held-to-maturity as compared to last year. The decline in the average balance of short-term and overnight investment securities was a result of the termination of the RAL program, which generated a substantial level of liquidity during the quarter ended March 31, 2004. The Bank invested this additional liquidity in short-term and overnight investments, which earned a lower yield than the Bank earns on its current investment portfolio. The increase in net interest income was partially offset by additional interest expense incurred due to the growth in the average balance of our interest bearing liabilities as compared to the same period last year, deposits repricing to higher current market interest rates, and the addition of new borrowings at higher current market interest rates.

The average yield on our total loan portfolio was 7.13% in 2005 compared to 7.20% in 2004. The average yield on our real estate loan portfolio was 6.99% in 2005 compared to 7.05% in 2004. Our adjustable rate mortgages are indexed to either six month LIBOR or the Prime Rate with interest rate floors, below which the loan’s contractual interest rate may not adjust. Approximately 61.8% of our loan portfolio was comprised of adjustable rate loans at December 31, 2005, and approximately 35.8% of the loan portfolio was comprised of hybrid loans, which, after an initial fixed rate period of three or five years, will convert to an adjustable interest rate for the remaining term of the loan. Our adjustable rate loans generally re-price on a quarterly or semi-annual basis with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan. As of December 31, 2005, approximately $2.3 billion or 92.7% of our adjustable rate loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates. At December 31, 2005, the weighted average floor interest rate of our adjustable rate loan portfolio was 6.13%. At that date, approximately $172.0 million or 7.1% of our adjustable rate loan portfolio was at the floor interest rate. At December 31, 2005, 68.2% of the adjustable rate loans outstanding had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on our adjustable rate loan portfolio was 11.33%. At December 31, 2005, none of the loans in our adjustable rate loan portfolio were at the cap rate.

Interest expense on interest bearing liabilities increased $45.1 million, or 108.8%, to $86.5 million in 2005 compared to $41.4 million in 2004. The increase was primarily due to an increase in interest expense on deposits and FHLB advances and other borrowings. Interest expense from deposit accounts increased $25.9 million, or 92.7%, to $53.8 million in 2005 compared to $27.9 million in 2004 due to the growth in interest bearing deposits during 2005 and the increase in the average rate paid on deposits as a result of higher current market interest rates as compared to the prior year. The average rate paid on deposits was 3.26% in 2005 compared to 2.28% in 2004.

Interest expense on FHLB advances and other borrowings increased $18.2 million, or 247.4%, to $25.5 million in 2005 compared to $7.3 million in 2004. This increase was primarily caused by additional borrowings utilized to finance lending and investment activities during the year. The average balance of FHLB advances and other borrowings increased $429.6 million, or 154.6%, to $707.4 million in 2005 compared to $277.8 million in 2004. The increase was further impacted by an increase in the rate paid on FHLB advances and other borrowings, which was 3.61% in 2005 as compared to 2.64% in 2004.

Provision for Loan Losses

Provision for loan losses increased to $10.3 million in 2005 compared to $4.7 million in 2004. The current period provision for loan losses was recorded to provide reserves adequate to support the known and inherent risk of loss in the loan portfolio, and for specific reserves required at December 31, 2005. The provision increased during the year due to an increase in the Bank’s other loans of concern, a 40.3% increase in the Bank’s loan portfolio, and the increase in non-performing loans. Non-performing loans totaled $24.3 million and $14.7 million, respectively, at December 31, 2005 and 2004. This increase in non-performing loans was primarily attributable to the migration of three loans to non-performing status during the year. See also “Credit Risk Elements - Allowance for Loan Losses and Nonperforming Assets”.

Non-interest Income

Non-interest income decreased $7.9 million to $6.6 million in 2005 compared to $14.5 million in 2004. Non-interest income for the current year consisted primarily of a $4.9 million gain recorded in connection with the sale of franchise loans. During 2004, non-interest income primarily consisted of fee income earned in connection with the Bank’s RAL program. During 2004, the Bank earned $9.3 million of net premiums on the sale of RAL loans and $4.6 million of processing and administrative fees. Because the RAL program related to the filing of income tax returns, transaction activity was concentrated during the tax season. This resulted in our earning substantially all of our RAL program income in the first quarter of 2004.

Non-interest Expense

General and Administrative Expense

General and administrative expenses increased to $46.3 million for the year ended December 31, 2005, compared to $42.0 million for the same period last year. The increase in general and administrative expenses was caused by the additional overhead expenses incurred in connection with the national expansion of our loan production platform compared to last year. This increase was primarily the result of a full year of overhead expenses incurred during 2005 for offices that were opened throughout the prior year. The Company’s efficiency ratio (defined as general and administrative expenses as percentage of net revenue) was 47.3 percent for the year ended December 31, 2005, compared to 43.6 percent for the same period last year. The variance in our efficiency ratio was primarily due to the decline in net revenue earned as a result of the termination of the RAL program and the continued national expansion of our small balance multi-family lending platform. Full time equivalent associates averaged 244 in 2005 compared to 236 in 2004.

Income Taxes

Provision for income taxes decreased to $17.5 million in 2005 compared to $19.9 million in 2004. The decrease in provision for income taxes was due to the decline in taxable income earned in 2005. The effective tax rate was 42.08% and 39.44%, respectively, for 2005 and 2004. The increase in the effective tax rate was principally due to a reduction in the allowable deduction on tax exempt income earned on loans located in designated redevelopment and enterprise zones.

At December 31, 2005, we had a net deferred tax asset of $12.7 million. The deferred tax asset related primarily to loan loss provisions recognized on our financial statements that have not yet been recognized on our income tax returns. During 2005, we had no deferred tax assets relating to net operating loss carry forward deductions. The deferred tax asset was considered fully realizable. Accordingly, no valuation allowance on the deferred tax asset was established in 2005.

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

The average yield on our total loan portfolio was 7.20% in 2004 compared to 7.81% in 2003. The average yield on our real estate loan portfolio was 7.05% in 2004 and 7.67% in 2003. Our commercial real estate loan portfolio is primarily composed of adjustable rate mortgages indexed to six month LIBOR with interest rate floors, below which the loan’s contractual interest rate may not adjust. Approximately 83.2% of our real estate loan portfolio was comprised of adjustable rate loans at December 31, 2004, and approximately 14.5% of the real estate loan portfolio was comprised of loans, which become adjustable rate loans after an initial fixed rate period of three or five years. As of December 31, 2004, approximately $1.6 billion or 87.3% of our real estate loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. At December 31, 2004, the weighted average floor interest rate of our real estate loan portfolio was 6.32%. At that date, approximately $784.5 million or 49.2% of our real estate loan portfolio was at the floor interest rate. At December 31, 2004, 76.7% of the variable rate loans outstanding in our real estate loan portfolio had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on this portfolio was 11.25%.

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

Provision for Loan Losses

Provision for loan losses decreased to $4.7 million in 2004 compared to $7.8 million in 2003. The provision for loan losses was recorded to provide reserves adequate to support the known and inherent risk of loss in the loan portfolio, and for specific reserves required. The decline in the provision for loan losses in 2004 as compared to 2003 reflects the overall geographic diversification of our real estate loan portfolio and the increase in our small balance multi-family loan portfolio caused by the national expansion of this lending platform. See also “Credit Risk Elements - Allowance for Loan Losses and Nonperforming Assets”.

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

Non-interest Expense

General and Administrative Expense

General and administrative expenses increased to $42.0 million during 2004, compared to $36.7 million in 2003. The increase was attributable to the development and continued national expansion of the small balance multi-family real estate lending platform. During 2004, we opened twenty loan production offices. Our efficiency ratio was 43.6 percent for the year ended December 31, 2004, compared to 37.8 percent for 2003, reflecting the national expansion of our small balance multi-family lending platform. Full time equivalent associates averaged 236 in 2004 compared to 209 in 2003.

Real Estate Owned Expense

Real estate owned expense decreased to $712,000 in 2004 compared to $1.2 million in 2003. The decrease was primarily attributable to a $255,000 decrease in real estate owned expenses, caused by the decline in the average balance of other real estate owned (“OREO”) maintained during the year and an increase in gain on sale of OREO, net of $375,000, partially offset by an increase of $130,000 in the provision for losses on OREO. See also “Credit Risk Elements - Allowance for Loan Losses and Nonperforming Assets”.

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

Minority Interest in Income of Subsidiary

Minority interest in income of subsidiary, consisting of accrued distributions payable on our trust preferred securities, was none in 2004 and $6.1 million in 2003. As discussed above, the adoption of FIN 46 required that, beginning January 1, 2004, we record the expense incurred on our junior subordinated debentures as interest expense on the consolidated statement of income. During 2004, we recorded $6.2 million of interest expense related to our junior subordinated debentures. See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements - Note 8”.

Financial Condition

At December 31, 2005 Compared with December 31, 2004

Total assets increased by $733.1 million, or 31.6%, to $3.1 billion at December 31, 2005 compared to $2.3 billion at December 31, 2004. The increase in total assets was primarily due to a $738.0 million increase in our loan portfolio, a $25.7 million increase in investment securities available-for-sale, and a $20.6 million increase in FHLB stock, partially offset by a $62.1 million decline in investment securities held-to-maturity and an $8.3 million increase in the allowance for loan losses. The increase in the loan portfolio was primarily due to the increased loan production and a decline in loan prepayment speeds experienced during 2005 as compared to 2004. The growth in assets was primarily funded by the increase in deposits of $303.4 million and an increase in FHLB advances and other borrowings of $408.3 million. The increase in shareholders’ equity was primarily due to the retention of net income and an $8.7 million increase in contributed capital, which is primarily related to the exercise of stock options, partially offset by treasury stock purchases of $22.6 million.

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

Loans Receivable, Net

The following table shows the comparison of our loan portfolio by major categories as of the dates indicated.

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Real estate loans	$2,154,372	$1,387,973	$1,196,729	$1,189,258	$1,191,688
Construction loans	302,932	183,207	129,540	101,422	54,129
Total real estate loans	2,457,304	1,571,180	1,326,269	1,290,680	1,245,817
Entertainment finance loans	66,514	99,729	98,630	119,283	—
Franchise loans	13,705	137,477	102,128	54,672	57,617
Commercial and other loans	7,264	11,931	6,869	4,314	—
	2,544,787	1,820,317	1,533,896	1,468,949	1,303,434
Unamortized premium	14,582	6,346	5,429	7,898	9,773
Deferred loan origination costs (fees), net	7,928	2,635	(500)	(5,604)	(2,029)
	2,567,297	1,829,298	1,538,825	1,471,243	1,311,178
Allowance for loan losses	(43,817)	(35,483)	(33,401)	(33,009)	(26,650)
	$2,523,480	$1,793,815	$1,505,424	$1,438,234	$1,284,528

The contractual maturities of our loan portfolio at December 31, 2005 are as follows:

	Loans Maturing in
	Less Than One Year	Between One and Five Years	Greater Than Five Years	Total
	(dollars in thousands)
Real estate loans	$34,390	$209,758	$1,910,224	$2,154,372
Construction loans	168,786	134,146	—	302,932
Entertainment finance loans	64,673	1,841	—	66,514
Franchise loans	7,217	33	6,455	13,705
Commercial and other loans	5,314	1,950	—	7,264
	$280,380	$347,728	$1,916,679	$2,544,787

Loans with fixed interest rates	$4,495	$21,627	$4,970	$31,092
Loans with variable interest rates	275,885	326,101	1,911,709	2,513,695
	$280,380	$347,728	$1,916,679	$2,544,787
Percentage with variable interest rates	98.4%	93.8%	99.7%	98.8%

The table above should not be regarded as a forecast of future cash collections because a substantial portion of real estate loans may be renewed or repaid prior to contractual maturity and have adjustable interest rates.

The following table sets forth certain information regarding the real property collateral securing our real estate loan portfolio as of December 31, 2005.

	Number	Gross	Percent	Range of Principal Balance			Nonaccrual
	of Loans	Amount	of Total	Min	Max	Average	Loans
	(dollars in thousands)
Income Producing Property Loans:
Multi-family (5 or more units)	2,188	$1,508,292	61.38%	$4	$9,885	$689	$3,185
Retail	85	97,268	3.96%	22	10,134	1,144	—
Office	64	101,823	4.14%	21	14,063	1,591	—
Hotel	22	64,906	2.64%	13	10,964	2,950	1,151
Industrial/warehouse	34	41,035	1.67%	88	7,000	1,207	—
Mixed-use	70	65,472	2.66%	14	7,968	935	325
Mobile home parks	52	38,971	1.59%	265	2,206	749	—
Assisted living	4	20,097	0.82%	1,631	7,411	5,024	—
Storage	12	41,239	1.68%	724	6,200	3,437	—
Other	102	62,218	2.53%	1	9,110	610	1,414
Total income producing	2,633	2,041,321	83.07%				6,075
Construction and Land:
Construction	67	302,932	12.33%	1	17,906	4,521	—
Land	5	9,969	0.41%	367	6,968	1,994	—
Total construction and land	72	312,901	12.74%				—
Single-family mortgages:
Single-family (1-4 units)	232	103,082	4.19%	7	2,583	444	42
	2,937	$2,457,304	100.00%				$6,117

The following table sets forth the location of the collateral for our real estate loan portfolios as of December 31, 2005.

	Number of Loans	Gross Amount	Percent of Total
	(dollars in thousands)
Southern California:
Los Angeles County	890	$698,352	28.42%
San Diego County	66	86,207	3.51%
Riverside County	48	87,971	3.58%
Orange County	51	60,402	2.46%
San Bernardino County	54	39,909	1.62%
All Other Southern California Counties	12	22,345	0.91%
Total Southern California	1,121	995,186	40.50%
Northern California:
Alameda County	92	77,267	3.14%
San Francisco County	63	70,130	2.85%
Contra Costa County	52	46,939	1.91%
Fresno County	61	39,992	1.63%
Santa Clara County	48	28,653	1.17%
San Mateo County	22	26,651	1.08%
Kern County	40	24,965	1.02%
All Other Northern California Counties	172	145,618	5.93%
Total Northern California	550	460,215	18.73%
Outside California:
Arizona	223	220,034	8.95%
Texas	137	137,686	5.60%
Nevada	82	75,088	3.06%
Colorado	82	54,869	2.23%
Georgia	46	53,908	2.19%
Florida	59	49,998	2.03%
Oregon	55	38,572	1.57%
Massachusetts	62	33,580	1.37%
Washington	41	32,075	1.31%
New York	55	28,530	1.16%
Connecticut	70	25,163	1.02%
New Jersey	50	24,507	1.00%
Other U.S. States	304	227,893	9.28%
Total Outside California	1,266	1,001,903	40.77%
	2,937	$2,457,304	100.00%

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

	As of and for the Years Ended December 31,
	2005	2004	2003
	(dollars in thousands)

Gross real estate loans originated	$846,685	$721,090	$599,885
Gross entertainment finance loans originated	68,687	92,179	90,528
Gross franchise loans originated	2,352	52,145	50,333
Gross commercial and other loans originated	1,863	58,342	41,054
Gross franchise loans purchased	—	—	7,244
Gross real estate loans purchased	723,822	136,452	46,809
Total loan production	$1,643,409	$1,060,208	$835,853
Gross loans at end of period	$2,544,787	$1,820,317	$1,533,896
Gross loans weighted-average portfolio yield	7.13%	7.20%	7.81%
Average size of loans retained in the Company’s portfolio	$803	$919	$943

Investment Securities

At December 31, 2005, our investment securities totaled $326.4 million, or 10.7% of our total assets.  Our investment securities, including the mortgage-backed securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors. It is our general policy to purchase U.S. Government securities and federal agency obligations and other investment grade securities. At December 31, 2005, our entire mortgage-backed securities portfolio consisted of investment grade securities issued by Fannie Mae. Our investment securities portfolio at December 31, 2005, contained neither securities of any issuer nor tax-exempt securities with an aggregate book value in excess of 10% of stockholders’ equity, excluding those issued by the United States Government, or its agencies, or Fannie Mae.  See “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 2”.

The following table shows the amortized cost and approximate fair value of investment securities at the dates indicated.

	December 31,
	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Investment securities available-for-sale
U.S. Government Agency	$89,897	$88,829	$61,637	$61,347	$47,749	$47,621
Residual interest in securitized loans	3,257	3,570	5,055	5,368	5,055	5,368
Equity securities	16	164	25	130	25	104
Total investment securities available-for-sale	$93,170	$92,563	$66,717	$66,845	$52,829	$53,093

Investment securities held-to-maturity Mortgage-backed securities	$233,880	$229,025	$296,028	$295,226	$—	$—

During the first quarter of 2002, we formed a limited liability company to issue $86.3 million of asset-backed notes in a securitization of substantially all of our residential loan portfolio, and we recorded a residual interest of $5.6 million, which represented the present value of future cash flows (spread and fees) that were anticipated to be received over the life of the loans. The residual interest is recorded on the consolidated balance sheets in the “Investment securities available-for-sale, at fair value”. The value of the residual interest is subject to substantial credit, prepayment, and interest rate risk on the sold residential loans. In accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the residual interest is classified as “available-for-sale” and, as such, recorded at fair value with the resultant changes in fair value recorded as unrealized gain or loss in a separate component of shareholders’ equity in “accumulated other comprehensive income or loss”, until realized. Fair value is determined on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the lives of the receivables using prepayment, default, and interest rate assumptions that we believe market participants would use for similar financial instruments.

During 2005 and 2004, we recognized an other than temporary impairment of $250,000 and $1.0 million, respectively, in connection with the residual interest. Impairments that are deemed to be other than temporary are charged to non-interest income. In evaluating impairments as other than temporary we consider credit risk, as well as the magnitude and trend of default rates and prepayment speeds of the underlying residential loans.

At December 31, 2005 and 2004, key assumptions used to estimate the fair value of the residual interest based on projected cash flows, and the sensitivity of the value to immediate adverse changes in those assumptions were as follows:

	December 31, 2005	December 31, 2004
Dollars in thousands
Fair value of retained interest	$3,570	$5,368
Weighted average life (in years) - securities	0.56	0.68
Weighted average life (in years) - residual interest	2.92	3.61
Weighted average annual prepayment speed	40.0%	26.5%
Impact of 10% adverse change	$(22)	$(236)
Impact of 25% adverse change	$(34)	$(630)
Weighted average annual discount rate	13.0%	15.0%
Impact of 10% adverse change	$(117)	$(243)
Impact of 25% adverse change	$(284)	$(588)
Weighted average lifetime credit losses	14.3%	25.0%
Impact of 10% adverse change	$(79)	$(262)
Impact of 25% adverse change	$(211)	$(700)

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

The following table indicates the composition of the investment security portfolio assuming these securities are held-to-maturity based on the final maturity of each investment. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to prepay obligations. Equity securities classified as available-for-sale have no maturity and are included in the due in one year or less column.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
December 31, 2005
Investment securities available-for-sale
U.S. Government Agency	$32,937	2.82%	$55,892	4.08%	$—	—	$—	—
Equity securities	164	—	—	—	—	—	—	—
Residual interest in securitized loans	—	—	3,570	—	—	—	—	—
Total investment securities available-for-sale	$33,101		$59,462		$—		$—

Investment securities held-to-maturity
Mortgage-backed securities	$—	—	$—	—	$—	—	$233,880	4.15%

Liquidity and Deposit Accounts

Liquidity refers to our ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans. We maintain a cash and investment securities portfolio designed to satisfy operating and regulatory liquidity requirements while preserving capital and maximizing yield. As of December 31, 2005 and 2004, the Bank’s liquidity ratios were 10.5% and 10.0%, respectively, exceeding the DFI regulatory requirement of 1.5%. In addition, the Bank’s liquidity position is supported by a credit facility with the FHLB of San Francisco. As of December 31, 2005, the Bank had remaining available borrowing capacity under this credit facility of $241.4 million, net of the $12.7 million of additional FHLB Stock that we would be required to purchase to support those additional borrowings, and $80.0 million of unused federal funds credit facilities under established lines of credit with three other banks. Additionally, we have a $25.0 million revolving credit facility with an unaffiliated bank that expires on April 30, 2006. We intend on renewing this revolving credit facility when it matures.

Total deposit accounts increased approximately $303.4 million to $1.7 billion at December 31, 2005 from $1.4 billion at December 31, 2004. The increase in deposits in 2005 was primarily related to an increase in time certificate of deposits of $323.1 million and an increase in money market and passbook accounts of $14.4 million, partially offset by a decrease in interest bearing demand deposit accounts of $34.6 million. Brokered deposits totaled $152.7 million and $100.0 million at December 31, 2005 and 2004, respectively. Total deposit accounts increased approximately $285.0 million to $1.4 billion at December 31, 2004 from $1.1 billion at December 31, 2003. In both 2005 and 2004, the funds provided from deposits were used primarily to fund the growth in our loan portfolio. Although we compete for deposits primarily on the basis of rates, based on our historical experience regarding retention of deposits, management believes that a significant portion of deposits will remain with us upon maturity on an ongoing basis.

The following table sets forth information regarding deposits outstanding at the dates indicated.

	December 31,
	2005	2004	2003
	(in thousands)
Non-interest demand accounts	$13,660	$13,108	$9,074
Interest demand accounts	38,197	72,832	38,518
Money market and passbook accounts	186,453	172,092	156,505
Time certificates under $100,000	763,701	703,493	564,207
Time certificates $100,000 and over	733,417	470,507	378,713
	$1,735,428	$1,432,032	$1,147,017

The following table sets forth the maturities of certificates of deposit $100,000 and over at December 31, 2005 (in thousands):

Certificates of deposit $100,000 and over:
Maturing within three months	$298,420
After three but within six months	167,118
After six but within twelve months	205,556
After twelve months	62,323
$733,417

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

Our off-balance sheet arrangements, which principally include lending commitments, are described below. At December 31, 2005, we also had a residual interest of $3.6 million in a qualified special purpose entity formed in 2002 to issue $86.3 million of asset-backed notes in a securitization of substantially all of our residential loan portfolio, and a $2.6 million equity interest in our deconsolidated trusts through which we have issued trust preferred securities. See Notes 8 and 10 of our consolidated financial statements included in Item 8 of this report.

Lending Commitments. Lending commitments include loan commitments and unused lines of credit. The instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. We provide these lending commitments to customers in the normal course of business.

At December 31, 2005, our approved loan origination commitments outstanding totaled $252.5 million. Unfunded commercial lines of credit totaled $0.9 million. These lines of credit are commitments for possible future extension of credit to existing customers. These lines of credit are typically uncollateralized and usually do not contain a specified maturity date.

We apply essentially the same credit policies and standards as we do in the lending process when making these commitments. See Note 13 to the consolidated financial statements included in Item 8 of this report for additional information regarding lending commitments.

Contractual Obligations

The following table shows our contractual obligations by expected payment period, as of December 31, 2005. Further discussion of these commitments is included in Notes 6, 8, 9, and 14 to the consolidated financial statements included in Item 8 of this report.

Contractual Obligations	Total	One Year or Less	After One Through Three Years	After Three Through Five Years	More Than Five Years
	(in thousands)
Long-term FHLB advances and other borrowings	$904,352	$161,719	$438,269	$263,358	$41,006
Junior subordinated debentures	86,600	—	—	—	86,600
Operating lease obligations	13,660	3,940	5,690	2,596	1,434
Deposits with stated maturity dates	1,497,118	1,369,067	105,582	22,026	443
Purchase obligations	1,336	1,132	204	—	—
	$2,503,066	$1,535,858	$549,745	$287,980	$129,483

FHLB advances and other borrowings have defined terms and under certain circumstances are callable at the option of the lender. The junior subordinated debentures are callable by us under the circumstances and at the times described in Note 8 to the consolidated financial statements included in Item 8 of this report.

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

Capital Resources

ITLA Capital, the Bank’s holding company, had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at December 31, 2005 of 9.1%, 11.0%, 13.0%, respectively, which, in the case of the Tier 1 risk-based and total risk-based capital ratios, represents $122.4 million and $72.2 million, respectively, of capital in excess of the amount required to be “well capitalized” for bank holding company regulatory purposes. These ratios were 12.3%, 13.7% and 16.0%, respectively, as of December 31, 2004. Portions of our trust preferred securities presently qualify as Tier 1 and total risk-based capital. See Note 8 to our consolidated financial statements included in Item 8 of this report.

The Bank had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at December 31, 2005 of 9.1%, 11.0% and  12.2%, respectively, which represents $119.8 million, $120.3 million and $53.8 million, respectively, of capital in excess of the amount required for the Bank to be “well capitalized” for regulatory purposes. These ratios were 11.0%, 12.2% and 13.5%, respectively, as of December 31, 2004.

Shareholders’ equity increased to $204.5 million at December 31, 2005 from $194.7 million at December 31, 2004. The change was primarily due to the increase in retained earnings as a result of $24.1 million of net income earned during the year and an $8.7  million increase in contributed capital, which is primarily related to the exercise of employee stock options, partially offset by the purchase of $22.6 million of our common stock currently held as treasury stock. There were no dividends declared or paid by us during 2005.

Credit Risk Elements

Allowance for Loan Losses and Nonperforming Assets

The following table provides certain information with respect to our total allowance for loan losses, including charge-offs, recoveries and selected ratios, for the periods indicated.

	As of and for the Years Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Balance at beginning of year	$35,483	$33,401	$33,009	$26,650	$27,186
Provision for loan losses	10,250	4,725	7,760	9,030	4,575
Additions due to acquisitions	—	—	—	2,048	—
Charge offs:
Real estate loans	(1,584)	(189)	(5,286)	(4,730)	(2,845)
Construction loans	—	—	—	—	(2,419)
Entertainment finance loans	(395)	(2,180)	(800)	—	—
Franchise loans	(451)	—	(661)	—	—
Commercial and other loans	—	(1,121)	(700)	—	—
Total charge-offs	(2,430)	(3,490)	(7,447)	(4,730)	(5,264)
Recoveries:
Real estate loans	88	89	14	11	153
Entertainment finance loans	426	—	—	—	—
Commercial and other loans	—	758	65	—	—
Total recoveries	514	847	79	11	153
Net charge-offs	(1,916)	(2,643)	(7,368)	(4,719)	(5,111)
Balance at end of the year	$43,817	$35,483	$33,401	$33,009	$26,650
Average loans outstanding during the year	$2,239,261	$1,606,125	$1,415,812	$1,305,902	$1,295,097
Loans, net, at end of the year (1)	$2,567,297	$1,829,298	$1,538,825	$1,471,243	$1,311,178
Selected Ratios:
Net charge-offs to average loans outstanding	0.09%	0.16%	0.52%	0.36%	0.39%
Net charge-offs to loans, net (1)	0.07%	0.14%	0.48%	0.32%	0.39%
Allowance for loan losses to loans, net (1)	1.71%	1.94%	2.14%	2.31%	2.16%
Allowance for loan losses to nonaccrual loans	180.59%	242.17%	392.26%	555.61%	174.30%
____________

(1) Loans, before allowance for loan losses and net of premium, deferred loan origination costs and deferred loan fees.

The allowance for loan losses increased to $43.8 million or 1.71% of our total loan portfolio at December 31, 2005 from $35.5 million or 1.94% of our total loan portfolio at December 31, 2004. The increase in the allowance was due primarily to the provision for loan losses of $10.3 million, less net charge-offs of $1.9 million. The current period provision for loan losses was recorded to provide reserves adequate to support the known and inherent risk of loss in the loan portfolio, and for specific reserves required as of December 31, 2005. The increase in the provision for loan losses in 2005 as compared to 2004 was primarily caused by the growth in our loan portfolio and the increase in non-performing and other loans of concern during the year. During 2005, our loan portfolio increased $738.0 million, non-performing loans increased $9.6 million, and other loans of concern increased $29.3 million. Other loans of concern consist of performing loans which have known information that have caused management to be concerned about the borrowers ability to comply with present loan repayment terms. The decrease in the percentage of the allowance for loan losses to the total loan portfolio primarily reflects the decline in our overall risk profile due to a broader geographic diversification of our real estate loan portfolio resulting from a higher concentration of non-California small balance multi-family loans as a percentage of our total loan portfolio.

The allowance for loan losses increased to $35.5 million or 1.94% of our total loan portfolio at December 31, 2004 from $33.4 million or 2.14% of our total loan portfolio at December 31, 2003. The increase in the allowance was due primarily to the growth in our loan portfolio, which increased $290.5 million in 2004 as compared to 2003. During 2004, we decreased our provision to $4.7 million compared to $7.8 million in 2003. The 2004 provision for loan losses was recorded to provide reserves adequate to support the known and inherent risk of loss in the loan portfolio, and for specific reserves required as of December 31, 2004. The decline in the provision for loan losses in 2004 as compared to 2003 reflects the enhanced overall geographic diversification of our real estate loan portfolio and the increase in our small balance multi-family loan portfolio caused by the national expansion of this lending platform.

The following table sets forth management’s historical allocation of the allowance for loan losses by loan or contract category and the percentage of gross loans in each category to total gross loans at the dates indicated.

	December 31,
	2005		2004		2003		2002		2001
Loan Category:	Allowance for loan losses	% of loans(1)	Allowance for loan losses	% of loans(1)	Allowance for loan losses	% of loans(1)	Allowance for loan losses	% of loans (1)	Allowance for loan losses	% of loans (1)
Secured by real estate	$34,222	96%	$23,543	86%	$25,522	87%	$28,348	88%	$26,650	96%
Entertainment finance	6,770	3%	7,828	5%	4,354	6%	2,961	8%	—	—
Franchise	2,685	1%	4,032	8%	3,185	7%	1,490	4%	—	4%
Commercial and other	140	—	80	1%	340	—	210	—	—	—
Total	$43,817	100%	$35,483	100%	$33,401	100%	$33,009	100%	$26,650	100%
____________

(1) Percentage represents gross loans in category to total gross loans.

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

Management periodically assesses the adequacy of the allowance for loan losses by reference to many quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements:

•	the risk characteristics of various classifications of loans;

•	general portfolio trends relative to asset and portfolio size;

•	asset categories;

•	potential credit and geographic concentrations;

•	delinquency trends and nonaccrual loan levels;

•	historical loss experience and risks associated with changes in economic, social and business conditions; and

•	the underwriting standards in effect when the loan was made.

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

Management believes that our allowance for loan losses as of December 31, 2005 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth the delinquency status of our loan portfolios at each of the dates indicated.

	December 31,
	2005		2004		2003
	Amount	Percent of Gross Portfolio	Amount	Percent of Gross Portfolio	Amount	Percent of Gross Portfolio
	(dollars in thousands)
Period of Delinquency
30 - 59 days	$5,060	0.20%	$16,684	0.92%	$21,455	1.39%
60 - 89 days	3,678	0.14%	6,018	0.33%	882	0.06%
90 days or more	22,533	0.89%	9,401	0.52%	8,515	0.55%
Total loans delinquent	$31,271	1.23%	$32,103	1.77%	$30,852	2.00%

The decrease in total delinquent loans in 2005 was due primarily to a decrease of $9.8 million of past due commercial real estate loans, partially offset by a $6.7 million increase in past due franchise loans.

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

The following table sets forth our nonperforming assets by category and troubled debt restructurings as of the dates indicated:

	December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Nonaccrual loans:(1)
Real estate	$6,117	$7,057	$4,686	$3,913	$13,690
Construction	—	—	—	—	1,600
Franchise	7,366	3,874	799	1,986	—
Entertainment finance	10,780	3,721	3,030	—	—
Total nonaccrual loans	24,263	14,652	8,515	5,899	15,290
Other real estate owned, net	3,960	—	7,048	12,593	13,741
Total nonperforming assets	28,223	14,652	15,563	18,492	29,031
Accruing loans past-due 90 days or more with respect to principal or interest	—	—	—	—	—
Performing troubled debt restructurings	10,758	3,096	4,709	7,858	3,752
	$38,981	$17,748	$20,272	$26,350	$32,783

Nonaccrual loans to total gross loans	0.95%	0.80%	0.55%	0.36%	1.17%
Allowance for loan losses to nonaccrual loans	180.59%	242.17%	392.26%	555.61%	174.30%
Nonperforming assets to total assets	0.92%	0.63%	0.86%	1.08%	1.92%
________________

(1)
Includes six loans with a net book balance of $8.5 million that were nonperforming troubled debt restructurings in 2005, four loans with a net book balance of $5.7 million that were nonperforming troubled debt restructurings in 2004, and three loans with a net book balance of $3.8 million that were nonperforming troubled debt restructurings in 2003.

Gross interest income that would have been recorded on nonaccrual loans had they been current in accordance with original terms was $1.6 million and $784,000 for the years ended December 31, 2005 and 2004, respectively. The amount of interest income on such nonaccrual loans included in net income for the years ended December 31, 2005 and 2004 was $340,000 and $63,000, respectively. For the years ended December 31, 2005 and 2004, $1.9 million and $1.1 million, respectively, of gross interest income would have been recorded had the restructured loans been current in accordance with their original terms compared to $1.4 million and $734,000, respectively, of interest income that was included in net income for the same periods.

In 2005, $4.0 million of new other real estate owned was acquired, and $70,000 of other real estate owned was sold, resulting in $4.0 million of other real estate owned at December 31, 2005.

As of December 31, 2005, we had loans with an aggregate outstanding balance of $66.4 million with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the non-accrual loan category. The increase during 2005 in this category of loans was primarily due to the migration of three commercial real estate loans to other loans of concern.

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

Interest rate risk management focuses on maintaining consistent growth in net interest income within board-approved policy limits while taking into consideration, among other factors, our overall credit, operating income, operating cost and capital profile. The asset/liability management committee, which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change in net interest income as a result of changes in interest rates. See “Item 1. Business - Nonperforming Assets and Other Loans of Concern”.

In evaluating our exposure to changes in interest rates, certain risks inherent in the method of analysis presented in the following tables must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees and at different times to changes in market rates. Additionally, loan prepayments and early withdrawals of time certificates could cause interest sensitivities to vary from those that appear in the following table. Further, certain assets, such as variable rate real estate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. The majority of our variable rate real estate loans may not adjust downward below their initial rate, with increases generally limited to maximum adjustments of 2% per year and up to 5% over the life of the loan. These loans may also be subject to prepayment penalties. At December 31, 2005, 7.1% of our adjustable rate loan portfolio would not adjust downward below the floor rate with the weighted-average minimum interest rate on this portfolio being 9.35% and 68.2% of the total loans outstanding had a lifetime interest rate cap, with the weighted-average lifetime interest rate cap on this portfolio being 11.33%. The anticipated effects of these various factors are considered by management in implementing interest rate risk management activities.

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

The following table shows our estimated earnings sensitivity profile to immediate, parallel shifts in interest rates as of December 31, 2005:

Changes in Interest rates (Basis Points)	Percentage Change in Net Interest Income (12 Months)
+ 200 Over One Year	2.26%
+ 100 Over One Year	1.96%
- 100 Over One Year	-2.97%
- 200 Over One Year	-3.51%

Another tool used to identify and manage our interest rate risk profile is the static gap analysis. Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. The following table presents an estimate of our static GAP analysis as of December 31, 2005.

	Maturing or Repricing in
	3 months or less	After 3 Months But Within 1 year	After 1 Year But Within 5 Years	After 5 Years	Non-Interest Sensitive	Total
	(dollars in thousands)
Assets
Loans (1)	$1,010,338	$766,248	$731,351	$59,360	$—	$2,567,297
Cash and cash equivalents	90,977	—	—	—	2,770	93,747
Investment securities available-for-sale	12,991	23,689	55,883	—	—	92,563
Investment securities held-to-maturity	13,036	34,978	112,518	73,348	—	233,880
Noninterest-earning assets less allowance for loan losses and unearned fees	—	—	—	—	63,709	63,709
Total assets	$1,127,342	$824,915	$899,752	$132,708	$66,479	$3,051,196
Liabilities and Shareholders’ Equity
Time certificates under $100,000	$249,269	$449,037	$65,395	$—	$—	$763,701
Time certificates $100,000 and more	298,420	372,674	62,323	—	—	733,417
Money market and passbook accounts	186,453	—	—	—	—	186,453
Demand deposit accounts	38,197	—	—	—	13,660	51,857
FHLB advances and other borrowings	107,876	142,048	701,627	41,006	—	992,557
Other liabilities	—	—	—	—	32,130	32,130
Junior subordinated debentures	25,000	30,000	16,600	15,000		86,600
Shareholders’ equity	—	—	—	—	204,481	204,481
Total liabilities and shareholders’ equity	$905,215	$993,759	$845,945	$56,006	$250,271	$3,051,196
Net repricing assets over (under) repricing liabilities equals interest rate sensitivity GAP	$222,127	$(168,844)	$53,807	$76,702	$(183,792)
Cumulative interest rate sensitivity GAP	$222,127	$53,283	$107,090	$183,792	$—
Cumulative GAP as a percentage of total assets	7.28%	1.75%	3.51%	6.02%	0.00%
____________

(1)
Approximately 61.8% of our loan portfolio was comprised of adjustable rate loans at December 31, 2005, and approximately 35.8% of the loan portfolio was comprised of hybrid loans, which become adjustable rate loans after an initial fixed rate period of three or five years. Our adjustable rate loans generally re-price on a quarterly or semi-annual basis with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan. Nonaccrual loans of approximately $24.3 million are assumed to reprice after five years.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

/s/ George W. Haligowski
George W. Haligowski
Chairman of the Board, President and
Chief Executive Officer

/s/ Timothy M. Doyle
Timothy M. Doyle
Executive Managing Director and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ITLA Capital Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that ITLA Capital Corporation (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that ITLA Capital Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ITLA Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005 of ITLA Capital Corporation and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
ITLA Capital Corporation:

We have audited the accompanying consolidated balance sheets of ITLA Capital Corporation and subsidiaries (“the Company”), a Delaware corporation, as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITLA Capital Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ITLA Capital Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Ernst &Young LLP

Los Angeles, California
March 14, 2006

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(in thousands except share amounts)

Assets
Cash and cash equivalents	$93,747	$87,580
Investment securities available-for-sale, at fair value	92,563	66,845
Investment securities held-to-maturity, at amortized cost (fair value approximates $229,025 and $295,226 in 2005 and 2004, respectively)	233,880	296,028
Stock in Federal Home Loan Bank	43,802	23,200
Loans, net (net of allowance for loan losses of $43,817 and $35,483 in 2005 and 2004, respectively)	2,523,480	1,793,815
Interest receivable	16,287	10,695
Other real estate owned, net	3,960	—
Premises and equipment, net	6,718	6,645
Deferred income taxes	12,717	10,468
Goodwill	3,118	3,118
Other assets	20,924	19,677
Total assets	$3,051,196	$2,318,071
Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$1,735,428	$1,432,032
Federal Home Loan Bank advances and other borrowings	992,557	584,224
Accounts payable and other liabilities	32,130	20,491
Junior subordinated debentures	86,600	86,600
Total liabilities	2,846,715	2,123,347
Commitments and contingencies (note 14)
Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 8,978,998 and 8,703,894 issued in 2005 and 2004, respectively	78,004	69,327
Retained earnings	220,095	196,032
Accumulated other comprehensive (loss) income, net	(364)	78
	297,735	265,437
Less treasury stock, at cost - 3,576,695 and 3,154,290 shares in 2005 and 2004, respectively	(93,254)	(70,713)
Total shareholders’ equity	204,481	194,724
Total liabilities and shareholders’ equity	$3,051,196	$2,318,071

See accompanying notes to the consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
	(in thousands except per share amounts)

Interest income:
Loans receivable, including fees	$159,720	$115,663	$110,578
Cash, cash equivalents and investment securities	18,438	9,291	5,399
Total interest income	178,158	124,954	115,977
Interest expense:
Deposit accounts	53,807	27,916	24,616
Federal Home Loan Bank advances and other borrowings	25,508	7,343	6,251
Junior subordinated debentures	7,171	6,159	—
Total interest expense	86,486	41,418	30,867
Net interest income before provision for loan losses	91,672	83,536	85,110
Provision for loan losses	10,250	4,725	7,760
Net interest income after provision for loan losses	81,422	78,811	77,350
Non-interest income:
Gain on sale of loans, net	4,911	9,284	8,983
Late and collection fees	536	338	252
Other	1,127	4,886	6,005
Total non-interest income	6,574	14,508	15,240
Non-interest expense:
Compensation and benefits	21,737	21,444	18,870
Occupancy and equipment	7,177	5,924	4,839
Other	17,344	14,666	13,006
Total general and administrative	46,258	42,034	36,715
Real estate owned expense, net	204	127	382
Provision for losses on other real estate owned	—	1,000	870
Gain on sale of other real estate owned	(11)	(415)	(40)
Total real estate owned expense	193	712	1,212
Total non-interest expense	46,451	42,746	37,927
Income before provision for income taxes and minority interest in income of subsidiary	41,545	50,573	54,663
Minority interest in income of subsidiary	—	—	6,083
Income before provision for income taxes	41,545	50,573	48,580
Provision for income taxes	17,482	19,948	18,946
NET INCOME	$24,063	$30,625	$29,634
BASIC EARNINGS PER SHARE	$4.19	$5.04	$4.91
DILUTED EARNINGS PER SHARE	$4.04	$4.75	$4.55

See accompanying notes to the consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock
	Number of shares			Shareholders’ Equity
	Gross		Net	Contributed Capital				Accumulated
	Shares		Shares			Total		Other	Treasury
	Issued and	Treasury	Issued and	Share	Earned	Contributed	Retained	Comprehensive	Stock,
	Outstanding	Shares	Outstanding	Capital	Compensation	Capital	Earnings	Income (Loss)	At Cost	Total
	(in thousands except share amounts)
Balance at January 1, 2003	8,226,414	(2,447,656)	5,778,758	$56,753	$2,088	$58,841	$135,773	$435	$(38,358)	$156,691
Issuance of common stock - employee stock options	220,880	—	220,880	2,897	—	2,897	—	—	—	2,897
Earned compensation from Supplemental Executive Retirement Plan /Recognition and Retention Plan, net	—	24,919	24,919	—	(34)	(34)	—	—	224	190
Common stock repurchased	—	(52,952)	(52,952)	—	—	—	—	—	(2,233)	(2,233)
Net income	—	—	—	—	—	—	29,634	—	—	29,634
Other comprehensive income	—	—	—	—	—	—	—	(280)	—	(280)
Balance at December 31, 2003	8,447,294	(2,475,689)	5,971,605	59,650	2,054	61,704	165,407	155	(40,367)	186,899
Issuance of common stock-employee stock options	256,600	—	256,600	7,477	—	7,477	—	—	—	7,477
Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan, net	—	—	—	—	146	146	—	—	—	146
Common stock repurchased	—	(678,601)	(678,601)	—	—	—	—	—	(30,346)	(30,346)
Net income	—	—	—	—	—	—	30,625	—	—	30,625
Other comprehensive income	—	—	—	—	—	—	—	(77)	—	(77)
Balance at December 31, 2004	8,703,894	(3,154,290)	5,549,604	67,127	2,200	69,327	196,032	78	(70,713)	194,724
Issuance of common stock- employee stock options, net	275,104	—	275,104	8,656	—	8,656	—	—	—	8,656
Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan, net	—	9,333	9,333	—	21	21	—	—	84	105
Common stock repurchased	—	(431,738)	(431,738)	—	—	—	—	—	(22,625)	(22,625)
Net income	—	—	—	—	—	—	24,063	—	—	24,063
Other comprehensive income	—	—	—	—	—	—	—	(442)	—	(442)
Balance at December 31, 2005	8,978,998	(3,576,695)	5,402,303	$75,783	$2,221	$78,004	$220,095	$(364)	$(93,254)	$204,481

[Additional columns below]
[Continued from above table, first column repeated]

	Comprehensive Income
	Net Income	Unrealized Gain (Loss) on Securities, Net of Tax	Reclassification of Realized Gains Previously Recognized in Comprehensive Income, Net of Tax	Total Comprehensive Income
	(in thousands except share amounts)
Balance at January 1, 2003
Issuance of common stock - employee stock options
Earned compensation from Supplemental Executive Retirement Plan /Recognition and Retention Plan, net
Common stock repurchased
Net income
Other comprehensive income	$29,634	$(280)	$—	$29,354
Balance at December 31, 2003
Issuance of common stock-employee stock options
Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan, net
Common stock repurchased
Net income
Other comprehensive income	$30,625	$(77)	$—	$30,548
Balance at December 31, 2004
Issuance of common stock- employee stock options, net
Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan, net
Common stock repurchased
Net income
Other comprehensive income	$24,063	$(442)	$—	$23,621
Balance at December 31, 2005

See accompanying notes to the consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$24,063	$30,625	$29,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,682	2,086	1,722
Amortization of premium on purchased loans	3,114	2,196	2,136
Accretion of deferred loan origination fees, net of costs	(2,897)	(1,794)	(2,390)
Provision for loan losses	10,250	4,725	7,760
Provision for losses on other real estate owned	—	1,000	870
Gain on sale of loans, net	(4,911)	(9,284)	(8,983)
Deferred income tax (benefit) expense	(1,940)	1,198	2,399
Other, net	2,928	2,565	544
(Increase) decrease in interest receivable	(5,592)	(1,737)	200
(Increase) decrease in other assets	(1,247)	7,238	(13,795)
Increase in accounts payable and other liabilities	11,639	795	9,690
Net cash provided by operating activities	38,089	39,613	29,787

Cash Flows From Investing Activities:
Purchases of investment securities available-for-sale	(42,770)	(45,269)	(55,395)
Proceeds from the maturity and calls of investment securities available-for-sale	16,238	31,048	55,894
Purchases of investment securities held-to-maturity	—	(306,047)	—
Proceeds from the maturity and redemption of investment securities held-to-maturity	62,033	10,066	—
Purchase of stock in Federal Home Loan Bank	(19,252)	(4,462)	(479)
Purchase of loans	(723,822)	(139,486)	(54,053)
Origination of RAL loans	—	(12,949,433)	(11,387,171)
Proceeds from the participation in RAL loans	—	12,958,717	11,396,154
Proceeds from the sale of franchise loans	115,508	—	—
Increase in loans, net	(130,937)	(155,887)	(24,154)
Proceeds from sale of other real estate owned	81	8,318	8,226
Cash paid for capital expenditures	(2,755)	(2,965)	(3,291)
Net cash used in investing activities	(725,676)	(595,400)	(64,269)

Cash Flows From Financing Activities:
Proceeds from exercise of employee stock options	4,650	4,159	2,897
Cash paid to acquire treasury stock	(22,625)	(30,346)	(2,233)
Principal payments on collateralized mortgage obligations	—	(15,868)	(53,268)
Increase in deposit accounts	303,396	285,015	81,106
Net (repayments of) proceeds from short-term borrowings	(77,795)	(85,000)	64,000
Proceeds from long-term borrowings	586,215	363,689	16,000
Repayments of long-term borrowings	(100,087)	(56,600)	(56,550)
Net cash provided by financing activities	693,754	465,049	51,952

Net increase (decrease) in cash and cash equivalents	6,167	(90,738)	17,470
Cash and cash equivalents, beginning of period	87,580	178,318	160,848
Cash and cash equivalents, end of period	$93,747	$87,580	$178,318

Supplemental Cash Flow Information:
Cash paid during the period for interest	$82,326	$40,759	$31,181
Cash paid during the period for income taxes	$10,033	$14,329	$19,965
Non-cash Investing Transactions:
Loans transferred to other real estate owned	$4,030	$1,855	$9,609
Loans to facilitate the sale of other real estate owned	$—	$1,759	$6,098

See accompanying notes to the consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - ITLA Capital Corporation and subsidiaries (“ITLA Capital” or “the Company”) is primarily engaged in the origination of real estate loans secured by income producing real estate and, to a lesser extent, the origination of entertainment finance loans. Through our principal operating subsidiary, Imperial Capital Bank (“Imperial” or “the Bank”), the Company accepts deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) which are used primarily to fund loan production. The Company also holds certain multi-family and commercial real estate loans through its subsidiary, Imperial Capital Real Estate Investment Trust (“Imperial Capital REIT”).

In 2002, we formed ITLA Capital Statutory Trust III (“Trust III”), ITLA Capital Statutory Trust IV ( “Trust IV”), and ITLA Capital Statutory Trust V (“Trust V”), and in 2001 and 2000, we formed ITLA Capital Statutory Trust II (“Trust II”) and ITLA Capital Statutory Trust I (“Trust I”), respectively. Collectively, these trusts are referred to as the “Trusts.” The Trusts were established solely for the purpose of issuing Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Deferrable Interest Debentures (the “Trust Preferred securities”). As discussed further in Note 8 - Junior subordinated debentures, the Company deconsolidated the Trusts as of December 31, 2003. As a result, at December 31, 2003, the Company recorded the $86.6 million of underlying debentures issued by the Company to the Trusts as “Junior subordinated debentures” and $2.6 million of the Company’s investment in the Trusts and $2.1 million of deferred debt issuance costs as “Other assets” in the consolidated balance sheet. As of January 1, 2004, amounts paid relating to the debentures were recognized as interest expense in the income statement. The entries recorded in connection with the deconsolidation of the Trusts are non-cash investing transactions for cash flow purposes.

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

As of December 31, 2005 and 2004, the Bank had no tax refund anticipation loans (“RAL”) outstanding and no private label commercial revolving loans outstanding. For the years ended December 31, 2004 and 2003, fee income earned in connection with the RAL program, consisted of approximately $9.3 million and $9.0 million, respectively, of net premiums on the sale of RAL loans and $4.6 million and $4.6 million, respectively, of processing and administrative fees. Because the RAL program related to the filing of income tax returns, transaction activity was concentrated during the tax season. This resulted in the Company earning substantially all of its RAL program income in the first quarter of each year. For the year ended December 31, 2005, no fee income was earned in connection with these programs.

Imperial began operating as a California industrial bank in 1974, and became a publicly traded company in October 1995, when its shares were sold in an initial public offering. Imperial operates six retail branches in California and one branch in Nevada, along with 27 loan production offices serving the Western United States, the Southeast region, the Mid-Atlantic region, the Ohio Valley, the Metro New York area and New England.

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

Investment Securities — Investment securities available-for-sale are carried at fair value with unrealized gains or losses reported net of taxes as a component of other comprehensive income (loss) until realized. Realized gains and losses are determined using the specific identification method. Investment securities held-to-maturity represent investments that the Company has the ability and intent to hold to maturity. These investments are reported at cost and are adjusted for the accretion and amortization of premiums and discounts on the effective interest method.

Loans — Loans, which include real estate loans, franchise loans, entertainment finance loans, and commercial and other loans, are generally carried at principal amounts outstanding plus purchase premiums, less charge-offs, net deferred loan origination fees and other unearned income. Deferred loan origination fees and other unearned income include deferred unamortized fees net of direct incremental loan origination costs. Interest income is accrued as earned. Net purchase premiums or discounts and deferred loan origination fees are amortized or accreted into interest income using the interest method. Premium on the sale of loans consists entirely of income earned in connection with the sale of refund anticipation loans to Household and recognized as income at the time the loans were purchased by Household.

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

Goodwill - The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002. The adoption of SFAS No. 142 ceased the amortization of goodwill and requires an annual assessment for impairment by applying a fair-value-based test. In accordance with SFAS No. 142, the Company assesses the goodwill for impairment on an annual basis, or on an interim basis if events or circumstances indicate the fair value of the goodwill has decreased below its carrying value. As of December 31, 2005 and 2004, the Company evaluated its goodwill, and determined that no impairment was required.

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

	For the Years Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Net income, as reported	$24,063	$30,625	$29,634
Less: Stock-based employee compensation expense determined under the fair value method, net of tax	(4,189)	(775)	(1,440)
Pro forma net income	$19,874	$29,850	$28,194

Earnings per share:
Basic - as reported	$4.19	$5.04	$4.91
Basic - pro forma	$3.46	$4.91	$4.68
Diluted - as reported	$4.04	$4.75	$4.55
Diluted - pro forma	$3.33	$4.63	$4.33

Effective December 8, 2005, the Company accelerated the vesting of all unvested stock options previously awarded to employees and officers under the Company’s stock option plans. The decision to accelerate the vesting of these options was made primarily to reduce non-cash compensation expense that would otherwise have been recorded in the Company’s income statement in future periods upon the adoption of SFAS 123 (R), “Share Based Payment”, on January 1, 2006. The stock based compensation expense for the year ended December 31, 2005 determined under the fair value method, net of related tax effects, shown above includes the effect of acceleration of the vesting of the options outstanding. The impact on the stock based compensation expense disclosure above for fiscal year 2005 was an additional $0.2 million, or $0.04 per fully diluted weighted average share.

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

In March 2005, the Securities and Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff’s view regarding the valuation of share-based payment arrangements for public entities.

Based on the unvested stock-based compensation awards outstanding as of December 31, 2005, the Company expects to recognize total pre-tax, compensation cost of approximately $250,000 during 2006, or approximately $62,500 during each quarter of 2006, in accordance with the accounting requirements of SFAS 123R. All unvested options outstanding as of December 31, 2005 will be fully vested by the end of 2006. Future levels of compensation cost recognized related to stock-based compensation awards may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption SFAS 123R.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 generally applies to long-lived assets and requires a liability to be recognized for a conditional asset retirement obligation if the fair value of that liability can be reasonably estimated. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect the application of FIN 47 to have a material impact on our financial condition or results of operations.

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

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments.” The FSP addresses determining when an investment is considered impaired, whether an impairment is other than temporary, and measuring an impairment loss. The FSP also addresses the accounting subsequent to the recognition of an other-than-temporary impairment and required certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005. We are currently evaluating the requirements of the FSP and do not expect the application of the FSP to have a material impact on our financial condition or results of operations.

In December 2005, the FASB issued FSP SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.” The FSP expands the reporting requirements under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” for loan products that are determined to represent a concentration of credit risk, including contractual features where repayments are less than the repayments for fully amortizing loans of an equivalent term and high loan-to-value ratios. The guidance in this FSP is generally effective for interim and annual periods ending after December 19, 2005. We have adopted this FSP and incorporated the reporting requirements into our December 31, 2005 financial statements.

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

NOTE 2—INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of December 31, 2005 and 2004 are as follows:

	Amortized	Fair	Gross Unrealized
	Cost	Value	Gains	Losses
	(in thousands)
December 31, 2005:
Investment securities available-for-sale:
U.S. Government Agency	$89,897	$88,829	$—	$1,068
Residual interest in securitized loans	3,257	3,570	313	—
Equity securities	16	164	149	1
Total investment securities available-for-sale	$93,170	$92,563	$462	$1,069
Investment securities held-to-maturity:
Mortgage-backed securities	$233,880	$229,025	$—	$4,855
December 31, 2004:
Investment securities available-for-sale:
U.S. Government Agency	$61,637	$61,347	$4	$294
Residual interest in securitized loans	5,055	5,368	313	—
Equity securities	25	130	105	—
Total investment securities available-for-sale	$66,717	$66,845	$422	$294
Investment securities held-to-maturity:
Mortgage-backed securities	$296,028	$295,226	$161	$963

The amortized cost and approximate fair value of securities at December 31, 2005 are presented below by contractual maturity. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to prepay obligations. Equity securities classified as available-for-sale have no maturity and are included in the due in one year or less column.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)

Due in one year or less	$33,293	$33,101	$—	$—
Due after one year through five years	59,877	59,462	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	233,880	229,025
	$93,170	$92,563	$233,880	$229,025

At December 31, 2005, the remaining contractual maturity and weighted average life of the mortgage-backed securities held-to-maturity was approximately 28.6 and 4.4 years, respectively. The weighted average life of mortgage-backed securities differs from the contractual maturity due to anticipated principal prepayments.

A total of 31 securities had unrealized losses at December 31, 2005. These securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 months		More than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
Investment securities available-for-sale
U.S. Government Agency	$56,819	$582	$32,010	$486	$88,829	$1,068

Investment securities held-to-maturity
Mortgage-backed securities	$111,168	$2,115	$117,857	$2,740	$229,025	$4,855

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2005, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2005, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated statements of income.

During 2005 and 2004, no securities were sold prior to their maturity or call date. There were no gross realized gains or losses on investment securities for the years ended December 31, 2005, 2004 and 2003.

NOTE 3—LOANS

Loans consisted of the following:

	December 31,
	2005	2004
	(in thousands)
Real estate loans	$2,154,372	$1,387,973
Construction loans	302,932	183,207
Entertainment finance loans	66,514	99,729
Franchise loans	13,705	137,477
Commercial and other loans	7,264	11,931
	2,544,787	1,820,317
Unamortized premium	14,582	6,346
Deferred loan origination costs, net	7,928	2,635
	2,567,297	1,829,298
Allowance for loan losses	(43,817)	(35,483)
	$2,523,480	$1,793,815

At December 31, 2005, approximately 83.1%, 12.7% and 4.2% of the Bank’s loans collateralized by real estate were secured by income producing properties, properties under development and residential one-to-four family properties, respectively. At December 31, 2005, approximately 59.2% of our loans secured by real estate were collateralized by properties located in California.

At December 31, 2004, approximately 88.0%, 11.8% and 0.2% of the Bank’s loans collateralized by real estate were secured by income producing properties, properties under development and residential one-to-four family properties, respectively. At December 31, 2004, approximately 65.4% of our loans secured by real estate were collateralized by properties located in California.

At December 31, 2005 and 2004, approximately $1.8 billion and $932.5 million, respectively, of loans were pledged to secure a borrowing facility at the Federal Home Loan Bank (“FHLB”) of San Francisco.

The following is the activity in the allowance for loan losses on loans for the periods indicated.

	As of and for the Years Ended December 31,
	2005	2004	2003
	(in thousands)
Balance at beginning of year	$35,483	$33,401	$33,009
Provision for loan losses	10,250	4,725	7,760
Charge-offs:
Real estate loans	(1,584)	(189)	(5,286)
Entertainment finance loans	(395)	(2,180)	(800)
Franchise loans	(451)	—	(661)
Commercial and other loans	—	(1,121)	(700)
Total charge-offs	(2,430)	(3,490)	(7,447)
Recoveries:
Real estate loans	88	89	14
Entertainment finance loans	426	—	—
Commercial and other loans	—	758	65
Total recoveries	514	847	79
Net charge-offs	(1,916)	(2,643)	(7,368)
Balance at end of year	$43,817	$35,483	$33,401

As of December 31, 2005 and 2004, there were $395,000 and $200,000, respectively, of entertainment finance loan charge-offs related to borrowers domiciled outside of the United States.

As of December 31, 2005 and 2004, the accrual of income had been suspended on approximately $24.3 million and $14.7 million, respectively, of loans. Interest income that was contractually due on loans that were on nonaccrual status that was not recognized during the years ended December 31, 2005, 2004 and 2003 was approximately $1.6 million, $784,000, and $608,000, respectively.

As of December 31, 2005 and 2004, restructured loans totaled $19.3 million and $8.8 million, respectively. There were no related commitments to lend additional funds on restructured loans. For the years ended December 31, 2005, 2004 and 2003, $1.9 million, $1.1 million, and $775,000, respectively, of gross interest income would have been recorded had the loans been current in accordance with their original terms compared to $1.4 million, $734,000, and $696,000, respectively, of interest income that was included in net income for the same periods. The average yield on restructured loans was 7.37% and 7.47%, respectively, at December 31, 2005 and 2004.

The Bank’s recorded investment in impaired loans, and the related valuation allowance, was as follows:

	December 31, 2005		December 31, 2004
	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
	(in thousands)
Valuation allowance required	$4,709	$682	$7,904	$716
No valuation allowance required	31,593	—	10,726	—
Total impaired loans	$36,302	$682	$18,630	$716

At December 31, 2005, $2.1 million of the impaired loans with a valuation allowance were on nonaccrual status. The average recorded investment in impaired loans for the years ended December 31, 2005, 2004 and 2003 was $28.7 million, $19.5 million, and $13.1 million, respectively. Interest income recognized on impaired loans for the years ended December 31, 2005, 2004 and 2003 was $945,000, $430,000, and $475,000, respectively.

Loans having carrying values of $4.0 million and $1.9 million were transferred to OREO in 2005 and 2004, respectively.

During 2005, the Bank sold approximately $110.0 million, or 89.0%, of its franchise loan portfolio resulting in a gain of $4.9 million recorded in other non-interest income within the consolidated statement of income.

NOTE 4—OTHER REAL ESTATE OWNED

Other real estate owned was stated as follows:

	December 31,
	2005	2004
	(in thousands)
Other real estate owned held for sale	$3,960	$—
Less: valuation allowance	—	—
Other real estate owned, net	$3,960	$—

The activity in the valuation allowance for other real estate owned was as follows:

	As of and for the Years Ended December 31,
	2005	2004	2003
	(in thousands)
Balance at beginning of year	$—	$500	$493
Provision for losses on other real estate owned	—	1,000	870
Charge-offs on other real estate owned	—	(1,500)	(863)
Balance at end of year	$—	$—	$500

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization and consist of the following:

	December 31,
	2005	2004
	(in thousands)
Furniture, fixtures and equipment	$13,361	$11,606
Leasehold improvements	6,556	6,016
Automobiles	986	1,028
	20,903	18,650
Accumulated depreciation and amortization	(14,185)	(12,005)
	$6,718	$6,645

Depreciation and amortization expense on premises and equipment for the years ended December 31, 2005, 2004 and 2003 was $2.7 million, $2.1 million, and $1.7 million, respectively.

NOTE 6—DEPOSIT ACCOUNTS

Deposit accounts consist of the following:

	December 31,
	2005	2004
	(in thousands)
Non-interest demand accounts	$13,660	$13,108
Interest demand accounts	38,197	72,832
Money market and passbook accounts	186,453	172,092
Time certificates under $100,000	763,701	703,493
Time certificates $100,000 and over	733,417	470,507
	$1,735,428	$1,432,032

Demand deposit accounts have no contractual maturity. Interest bearing demand accounts paid interest at rates ranging from 2.13% to 2.75% per annum in 2005. The weighted average contractual interest rate of the Bank’s interest-bearing demand deposit accounts was 2.75% and 2.13% at December 31, 2005 and 2004, respectively. Money market and passbook accounts have no contractual maturity and paid interest at rates ranging from 2.32% to 3.77% per annum in 2005. The weighted average contractual interest rate of the Bank’s money market and passbook accounts was 3.77% and 2.31% at December 31, 2005 and 2004, respectively. Additionally, some money market accounts have limited checking features which allow three check withdrawals per month. Time certificates have maturities ranging from 3 months to five years and bear interest at varying rates based on market conditions, ranging from 2.69% to 3.93% per annum in 2005. The weighted average contractual interest rate of the Bank’s time certificate accounts was 3.93% and 2.63% at December 31, 2005 and 2004, respectively.

Interest expense on time certificates $100,000 and over for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $22.7 million, $10.0 million, and $8.7 million, respectively.

The Bank is a member of the FDIC and its deposits are insured up to $100,000 each per insured depositor.

As of December 31, 2005, the contractual maturities of time certificate accounts were as follows:

Year of Maturity	Amount
(in thousands)
2006	$1,369,067
2007	83,594
2008	21,988
2009	3,652
2010 and thereafter	18,817
$1,497,118

NOTE 7 — LINES OF CREDIT

As of December 31, 2005 and 2004, the Bank had uncommitted, unsecured lines of credit with three unaffiliated financial institutions renewable daily in the amount of $80.0 million. There were no borrowings against these lines during the years ended December 31, 2005 and 2004.

The Company also has a $25.0 million revolving credit facility with an unaffiliated financial institution. The facility matures on April 30, 2006. There were no borrowings against this line of credit during the year ended December 31, 2005.

NOTE 8 — JUNIOR SUBORDINATED DEBENTURES

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

Prior to the adoption of FIN 46, the Trust Preferred securities were reflected on the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Deferrable Interest Debentures” and distributions paid on the Trust Preferred securities were reflected as “Minority interest in income of subsidiary” in the Consolidated Statements of Income. Minority interest in income of subsidiary was $6.1 million for the year ended December 31, 2003. At December 31, 2003, upon adoption of FIN 46, the Company was required to deconsolidate the Trusts from its financial statements. As a result of the deconsolidation, the debentures are included in “Junior subordinated debentures” and the Company’s investment interests in the Trusts and deferred debt issuance costs are included in “Other assets” on the Consolidated Balance Sheets. In addition, beginning January 1, 2004, the Company is recognizing the interest expense on the subordinated debentures. For the years ended December 31, 2005 and 2004, interest expense incurred in connection with subordinated debentures was $7.2 million, and $6.2 million, respectively.

The trust preferred securities qualify as Tier 1 capital for ITLA Capital to the extent permitted under Federal Reserve Board regulations. See “Note 15 - Regulatory Requirements.”

NOTE 9 — FHLB ADVANCES AND OTHER BORROWINGS

FHLB advances represent $932.0 million of collateralized obligations with the FHLB of San Francisco. Other borrowings consist of $60.6 million of securities sold under agreements to repurchase, which mature within one to two years. FHLB Advances and other borrowings are summarized by contractual maturity as follows:

Year of Maturity	Amount
(in thousands)
2006	$249,924
2007	255,475
2008	182,794
2009	45,596
2010 and thereafter	258,768
$992,557

The Company has pledged real estate loans with a carrying value of $1.8 billion and investment securities held-to-maturity with a carrying and fair value of $148.4 million and $145.3 million, respectively, to secure FHLB Advances. The total FHLB borrowing capacity available from the collateral that has been pledged is approximately $1.2 billion, of which $241.4 million remained available to borrow as of December 31, 2005, net of the $12.7 million of additional FHLB stock that we would be required to purchase to support the additional borrowing. Additionally, the Company has pledged investment securities held-to-maturity with a carrying and fair value of $85.5 million and $83.7 million, respectively, and investment securities available-for-sale with a carrying and fair value of $18.8 million and $18.6 million, respectively, to secure securities sold under agreements to repurchase.

The following table represents a summary of short and long-term borrowings for the periods indicated. Short-term borrowings consist entirely of FHLB advances.

	December 31,
	2005	2004	2003
	(dollars in thousands)
Short-Term Borrowings:
Maximum amount outstanding at any month-end during the year	$112,000	$199,000	$251,000
Weighted-average daily balance outstanding	$38,566	$91,316	$54,388
Weighted-average rate paid during the year	3.19%	1.53%	1.13%
Weighted-average rate on balance at year-end	4.18%	2.37%	1.01%
Balance at year-end	$88,205	$166,000	$251,000
Interest expense	$1,230	$1,664	$753

Long-Term Borrowings:
Maximum amount outstanding at any month-end during the year	$906,457	$418,224	$165,985
Weighted-average daily balance outstanding	$668,825	$170,906	$146,009
Weighted-average rate paid during the year	3.63%	3.28%	3.03%
Weighted-average rate on balance at year-end	4.00%	3.16%	3.23%
Balance at year-end	$904,352	$418,224	$111,135
Interest expense	$24,278	$5,608	$4,422

NOTE 10 - RESIDUAL INTEREST IN SECURITIZED LOANS

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

During 2005 and 2004, the Company recognized an other-than-temporary impairment of $250,000 and $1.0 million, respectively, on the residual interest. Impairments that are deemed to be other-than-temporary are charged to non-interest income. In evaluating impairments as other-than-temporary the Company considers credit risk, as well as the magnitude and trend of default rates and prepayment speeds of the underlying residential loans.

At December 31, 2005 and 2004, key economic assumptions and the sensitivity of the current fair value of the residual interest based on projected cash flows to immediate adverse changes in those assumptions are as follows:

	December 31, 2005	December 31, 2004
Dollars in thousands
Fair value of retained interest	$3,570	$5,368
Weighted average life (in years) - securities	0.56	0.68
Weighted average life (in years) - residual interest	2.92	3.61
Weighted average annual prepayment speed	40.0%	26.5%
Impact of 10% adverse change	$(22)	$(236)
Impact of 25% adverse change	$(34)	$(630)
Weighted average annual discount rate	13.0%	15.0%
Impact of 10% adverse change	$(117)	$(243)
Impact of 25% adverse change	$(284)	$(630)
Weighted average lifetime credit losses	14.3%	25.0%
Impact of 10% adverse change	$(79)	$(262)
Impact of 25% adverse change	$(211)	$(700)

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

NOTE 11 — BENEFIT PLANS

Salary Savings Plan. The Company has a salary savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may contribute a portion of their pretax earnings, not to exceed the annual limits established by the Internal Revenue Service. We match 50% of each employee’s salary deferral, up to a maximum 6% of the employee’s salary. Employees vest in employer contributions and the earnings thereon over a five-year period. Matching contributions to the Savings Plan were $452,000, $458,000, and $357,000 in 2005, 2004 and 2003, respectively.

Nonqualified Deferred Compensation Plans. The Company has deferred compensation plans designed to provide additional retirement benefits for certain officers and key employees who cannot take full advantage of the Savings Plan. There were no costs associated with these deferred compensation plans in 2005, 2004 and 2003.

Long-Term Supplemental Executive Retirement Plan. The Company has adopted a Long-Term Supplemental Executive Retirement Plan (the “SERP”) for certain officers and key employees which provides for participants to be awarded shares of common stock of the Company on a tax deferred basis from the current Recognition and Retention Plan (“RRP”) previously approved by the shareholders. Such shares vest in three-year cycles or earlier at the discretion of the Compensation Committee of the Board of Directors, and once vested, may be distributed to participants upon a change in control or the participant’s death, disability, retirement date or date of termination of employment. During 1998, the Company issued shares of common stock, representing the remaining number of unissued shares authorized to be awarded under the RRP, to a Rabbi Trust managed by a third-party financial institution. For 2005, 2004 and 2003, 15,055, 23,198 and 21,158 shares, respectively, were allocated to designated SERP accounts for the future benefit of certain Company executives. The Company recognized $106,000, $144,000, and $189,000 of compensation expense from the SERP/RRP in 2005, 2004 and 2003, respectively.

Stock Plans. The Company adopted an employee stock incentive plan and stock option plan for nonemployee directors (collectively, “the Stock Plan”) which together provide for the award of up to 1,631,500 shares of common stock to officers, directors and employees as compensation for future services. An amendment to the Stock Plan increasing the number of shares authorized for award under the Stock Plan by 320,000 shares and 311,500 shares, respectively, were approved by the Company’s shareholders on July 27, 2005 and June 29, 2001. As of December 31, 2005, the Company has granted an aggregate of 1,890,500 options under the Stock Plan, of which 858,998 have been exercised and 400,684 have been forfeited. The exercise price per share of the options granted ranges from $10.00 to $58.00 per share and generally vest 33-1/3% per year, beginning with the first anniversary of the date of each individual grant.

The number of options and weighted-average exercise prices of options for each of the following groups of options, for the periods indicated, are as follows:

	Number of Options		Weighted-Average Exercise Price
	2005	2004	2005	2004
Options outstanding at the beginning of the year	592,339	852,783	$19.41	$18.35
Options granted during the year	322,250	13,500	$49.53	$40.27
Options exercised during the year	(275,104)	(256,600)	$16.90	$16.21
Options forfeited during the year	(8,667)	(17,344)	$39.94	$30.94

Options outstanding at the end of the year	630,818	592,339	$35.61	$19.41
Options exercisable at the end of the year	617,318	507,070	$35.30	$17.53

The fair value of each option grant was estimated on the date of grant using an option pricing model with the following weighted-average assumptions for option grants:

	Weighted-Average Assumptions for Option Grants
	2005	2004	2003
Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility	37.59%	36.17%	36.36%
Risk-Free Interest Rates	4.33%	4.12%	4.05%
Expected Lives	5.5 Years	7 Years	7 Years
Weighted-Average Fair Value	$20.69	$18.44	$17.66

NOTE 12 — INCOME TAXES

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
	(in thousands)
Components of the deferred tax asset:
Allowance for loan losses	$17,995	$14,487
Accrued expenses	2,857	2,555
State income taxes	1,061	1,230
Unrealized loss on investment securities available-for-sale	255	—
Other	904	20
Total deferred tax assets	23,072	18,292
Components of the deferred tax liability:
Deferred loan origination costs	7,445	5,447
FHLB stock dividends	2,910	2,323
Unrealized gain on investment securities available-for-sale	—	54
Total deferred tax liabilities	10,355	7,824
Net deferred tax asset	$12,717	$10,468

The deferred tax asset is considered fully realizable, as when the temporary differences associated with the deferred tax asset are recognized for income tax purposes, those deductions are expected to be fully offset, either by carryback against previously taxed income or by reducing future taxable income. Accordingly, we have not established a valuation allowance on the deferred tax asset.

A summary of the provision for income taxes follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Current provision:
Federal	$14,709	$13,945	$13,131
State	4,713	4,805	3,416
	19,422	18,750	16,547
Deferred provision (benefit):
Federal	(1,448)	902	1,835
State	(492)	296	564
	(1,940)	1,198	2,399
	$17,482	$19,948	$18,946

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2005	2004	2003
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	7.0%	7.0%	7.0%
State income tax credit and other benefits	—	(2.6)%	(3.0)%
Effective income tax rate	42.0%	39.4%	39.0%

The income tax benefit component of other comprehensive income was $309,000, $57,000, and $186,000 for the years ended December 31, 2005, 2004 and 2003, respectively. During 2005 and 2004, the Company recognized a $10.4 million and $3.3 million income tax benefit related to the exercise of employee stock options. The benefit was recorded in contributed capital within the consolidated balance sheets. No income tax benefit related to the exercise of employee stock options was recorded in December 31, 2003.

NOTE 13 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

We have exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit. This exposure is represented by the contractual amount of those instruments and the Company uses the same lending policies for these instruments as it does for the loan portfolio. We had outstanding unfunded loan commitments, consisting primarily of the unfunded portion of construction and entertainment finance loans, of approximately $252.5 million and $248.0 million at December 31, 2005 and 2004, respectively.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible extensions of future extensions of credit to existing customers. These lines of credit are typically uncollateralized and usually do not contain a specific maturity date and may not be drawn upon to the total extent to which the Company is committed. We had outstanding commercial lines of credit totaling $0.9 million and $1.3 million at December 31, 2005 and 2004, respectively.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Commitments

We lease office facilities under noncancelable operating leases. Estimated future minimum lease payments required under leases with initial or remaining noncancelable terms in excess of one year at December 31, 2005 are as follows:

(in thousands)
2006	$3,940
2007	3,225
2008	2,465
2009	1,574
2010	1,022
Thereafter	1,434
Sub-Lease income	(383)
$13,277

Certain leases contain rental escalation clauses based on increases in the consumer price index, and renewal options of up to ten years, which may be exercised by the Company. We incurred rent expense of $4.2 million, $3.6 million, and $2.9 million in 2005, 2004 and 2003, respectively.

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

NOTE 15 — REGULATORY REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets (“Leverage Ratio”). Management believes, as of December 31, 2005 and 2004, that the Company and the Bank meet all applicable capital adequacy requirements.

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

As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the applicable regulatory framework. Similarly, the Company’s capital levels exceeded the levels necessary to be considered “well capitalized”. To be categorized as “well capitalized”, the Company and the Bank must maintain minimum Total Risk-Based and Tier 1 Risk-Based Ratios, and the Bank must also maintain a minimum Tier 1 Leverage Ratio as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company’s and the Bank’s category.

ITLA Capital and the Bank’s actual regulatory capital amounts and ratios are presented in the following table:

	Actual		Minimum Requirement for Capital Adequacy Purposes		Capital Required to Maintain “Well Capitalized” Designation
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2005
Total capital (to risk-weighted assets)
ITLA Capital	$316,421	13.0%	$195,364	8.0%	$244,205	10.0%
Imperial Capital Bank	$296,252	12.2%	$193,964	8.0%	$242,455	10.0%
Tier I capital (to risk-weighted assets)
ITLA Capital	$268,969	11.0%	$97,683	4.0%	$146,525	6.0%
Imperial Capital Bank	$265,787	11.0%	$96,983	4.0%	$145,475	6.0%
Tier I capital (to average total assets)
ITLA Capital	$268,969	9.1%	$118,458	4.0%	$148,073	5.0%
Imperial Capital Bank	$265,787	9.1%	$116,769	4.0%	$145,961	5.0%
As of December 31, 2004
Total capital (to risk-weighted assets)
ITLA Capital	$299,037	16.0%	$149,498	8.0%	$186,873	10.0%
Imperial Capital Bank	$245,018	13.5%	$145,533	8.0%	$181,916	10.0%
Tier I capital (to risk-weighted assets)
ITLA Capital	$255,371	13.7%	$74,750	4.0%	$112,125	6.0%
Imperial Capital Bank	$222,134	12.2%	$72,767	4.0%	$109,151	6.0%
Tier I capital (to average total assets)
ITLA Capital	$255,371	12.3%	$83,274	4.0%	$104,093	5.0%
Imperial Capital Bank	$222,134	11.0%	$80,729	4.0%	$100,911	5.0%

Additionally, Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis.

At December 31, 2005, the Bank's retained earnings available for the payment of dividends was $115.8 million. Accordingly, $152.4 million of the Company's equity in the net assets of the Bank was restricted at December 31, 2005.  Funds available for loans or advances by the Bank to the Company amounted to $15.2 million. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

NOTE 16—EARNINGS PER SHARE

The following is a reconciliation of the amounts used in the calculation of Basic earnings per share and Diluted earnings per share.

	Net Income	Weighted-Average Shares Outstanding	Per Share Amount
	(in thousands, except per share data)
Year ended December 31, 2005
Basic earnings per share	$24,063	5,749	$4.19
Dilutive effect of stock options	—	214	(0.15)
Diluted earnings per share	$24,063	5,963	$4.04
Year ended December 31, 2004
Basic earnings per share	$30,625	6,077	$5.04
Dilutive effect of stock options	—	377	(0.29)
Diluted earnings per share	$30,625	6,454	$4.75
Year ended December 31, 2003
Basic earnings per share	$29,634	6,030	$4.91
Dilutive effect of stock options	—	480	(0.36)
Diluted earnings per share	$29,634	6,510	$4.55

NOTE 17—DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts and estimated fair values of our financial instruments are as follows:

	December 31,
	2005		2004
	Cost or Carrying Amount	Estimated Fair Value	Cost or Carrying Amount	Estimated Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$93,747	$93,747	$87,580	$87,580
Investment securities available-for-sale	92,563	92,563	66,845	66,845
Investment securities held-to-maturity	233,880	229,025	296,028	295,226
Stock in Federal Home Loan Bank	43,802	43,802	23,200	23,200
Loans, net	2,523,480	2,530,654	1,793,815	1,825,972
Accrued interest receivable	16,287	16,287	10,695	10,695
Financial liabilities:
Deposit accounts	$1,735,428	$1,733,205	$1,432,032	$1,423,301
Federal Home Loan Bank advances and other borrowings	992,557	985,682	584,224	575,360
Junior subordinated debentures	86,600	92,788	86,600	93,480

NOTE 18—BUSINESS SEGMENT INFORMATION

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

Transactions between the reportable segment of the Company and its other operating segments are made at terms which approximate arm’s-length transactions and in accordance with GAAP. There is no significant difference between the measurement of the reportable segment’s assets and profits and losses disclosed below and the measurement of assets and profits and losses in the consolidated balance sheets and statements of income. Accounting allocations are made in the same manner for all operating segments.

Required reported segment information for 2005, 2004 and 2003 is detailed below:

	Lending Operations	All Other	Eliminations	Consolidated
As of or for the Year Ended December 31, 2005
Revenues from external customers	$182,580	$2,152	$—	$184,732
Total interest income	175,855	2,303	—	178,158
Total interest expense	79,315	7,171	—	86,486
Depreciation and amortization expense	2,290	392	—	2,682
Provision for income taxes	20,113	(2,631)	—	17,482
Capital expenditures	2,232	523	—	2,755
Total assets	3,029,118	302,351	(280,273)	3,051,196
Income (loss) before provision for income taxes	49,362	(7,817)	—	41,545
As of or for the Year Ended December 31, 2004
Revenues from external customers	$139,154	$308	$—	$139,462
Total interest income	124,788	1,608	(1,442)	124,954
Total interest expense	36,528	6,332	(1,442)	41,418
Depreciation and amortization expense	1,723	362	—	2,085
Provision for income taxes	22,836	(2,888)	—	19,948
Capital expenditures	2,752	242	—	2,994
Total assets	2,253,190	327,763	(262,882)	2,318,071
Income (loss) before provision for income taxes	59,537	(8,964)	—	50,573
As of or for the Year Ended December 31, 2003
Revenues from external customers	$130,055	$1,162	$—	$131,217
Total interest income	115,452	7,404	(6,879)	115,977
Total interest expense	31,546	6,200	(6,879)	30,867
Depreciation and amortization expense	1,343	379	—	1,722
Provision for income taxes	20,627	(1,681)	—	18,946
Capital expenditures	2,787	504	—	3,291
Total assets	1,741,092	350,013	(272,890)	1,818,215
Income (loss) before provision for income taxes	56,472	(7,892)	—	48,580

NOTE 19—PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

The parent company only financial statements of ITLA Capital are as follows:

Condensed Balance Sheets

	December 31,
	2005	2004
	(in thousands)
Assets
Cash and cash equivalents	$7,874	$8,206
Investment securities available-for-sale, at fair value	3,734	5,499
Investments in wholly-owned subsidiaries:
Imperial Capital Bank	268,264	225,075
Imperial Capital Real Estate Investment Trust	3,479	35,705
Other subsidiaries	177	218
Investments in unconsolidated subsidiaries	2,600	2,600
Other assets	15,952	14,496
Total assets	$302,080	$291,799
Liabilities and Shareholders' Equity
Junior subordinated debentures	$86,600	$86,600
Other liabilities	10,999	10,475
Shareholders’ equity	204,481	194,724
Total liabilities and shareholders’ equity	$302,080	$291,799

Condensed Statements of Income

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Interest income	$2,303	$1,608	$1,321
Interest expense	7,171	6,332	6,200
Net interest expense	(4,868)	(4,724)	(4,879)
Provision for loan losses	(64)	—	150
Non-interest expense:
General and administrative expense	2,809	2,883	2,589
Other	140	1,300	180
Total non-interest expense	2,949	4,183	2,769
Loss before income tax benefit and equity in net income of subsidiaries	(7,753)	(8,907)	(7,798)
Income tax benefit	(2,609)	(2,866)	(1,642)
Loss before equity in net income of subsidiaries	(5,144)	(6,041)	(6,156)
Equity in net income of subsidiaries	29,207	36,666	35,790
Net income	$24,063	$30,625	$29,634

Condensed Statements of Cash Flows

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Cash Flows From Operating Activities:
Net income	$24,063	$30,625	$29,634
Adjustments to net income:
Equity in undistributed net income of subsidiaries	(29,207)	(36,666)	(35,790)
Provision for loan losses	(64)	—	150
Other, net	3,465	3,099	506
(Increase) decrease in other assets	(335)	2,127	(5,494)
Increase in liabilities	524	3,440	3,252
Net cash (used in) provided by operating activities	(1,554)	2,625	(7,742)

Cash Flows From Investing Activities:
Capital contribution to Imperial Capital Bank	—	—	—
Capital distribution received from Imperial Capital REIT	11,065	—	—
Dividends received from Imperial Capital Bank	3,000	28,000	2,500
Dividends received from Imperial Capital REIT	3,756	1,839	4,236
Other, net	1,376	316	(383)
Net cash provided by investing activities	19,197	30,155	6,353

Cash Flows From Financing Activities:
Proceeds from exercise of employee stock options	4,650	4,159	2,897
Cash paid to acquire treasury stock	(22,625)	(30,346)	(2,233)
Net cash (used in) provided by financing activities	(17,975)	(26,187)	664

Net (decrease) increase in cash and cash equivalents	(332)	6,593	(725)
Cash and cash equivalents at beginning of period	8,206	1,613	2,338
Cash and cash equivalents at end of period	$7,874	$8,206	$1,613

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Control and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2005 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2005, no changes occurred in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers and Directors of the Registrant

The executive officers of the Registrant are identified below.

Name	Age	Position
George W. Haligowski	51	Chairman of the Board, President and Chief Executive Officer of ITLA Capital and the Bank
Norval L. Bruce	64	Vice Chairman of the Board and Chief Credit Officer of ITLA Capital and the Bank
Timothy M. Doyle	49	Executive Managing Director and Chief Financial Officer of ITLA Capital and the Bank
Lyle C. Lodwick	51	Executive Managing Director and Chief Operating Officer of ITLA Capital and the Bank
Maria P. Kunac	53	Senior Managing Director and Chief Lending Officer of ITLA Capital and the Bank

George W. Haligowski has served as ITLA Capital’s Chairman of the Board, President and Chief Executive Officer since inception. He has also served as the Bank’s Chairman of the Board and Chief Executive Officer since 1992, and was the Bank’s President from 1992 to October 1997. In 2000 he was again appointed as President of the Bank. From 1990 to 1992, he served as President, Chief Executive Officer and Principal of Halivest International, Ltd., an international finance and asset management company. He was previously employed as a Vice President by Shearson Lehman Hutton (1988 to 1990) and Prudential-Bache Securities (1983 to 1988), and by Avco Financial Services as Regional Director of its Japanese branch operations (1976 to 1981), as Training Coordinator for Avco Thrift and Loan (1976) and as a Branch Manager (1974 to 1976). Mr. Haligowski’s post secondary education consists of the following programs: He graduated from the Securities Industry Institute held at the University of Pennsylvania Wharton School.  He also became an alumnus of the Harvard Business School by completing the Owners Presidents Management Program. He completed the Advanced Management Program at the University of Southern California. He received his Masters of Banking diploma from L.S.U. Graduate School of Banking. Mr. Haligowski also serves on several boards, including Operation Hope, Chairman Emeritus of the Young Presidents Organization of San Diego, and is Chairman of the University of California San Diego Scripps Institute of Oceanography's Advisory Board the Director's Cabinet.

Norval L. Bruce has served as the Vice Chairman and Chief Credit Officer for ITLA Capital and the Bank since June of 1999. He was previously President and Chief Operating Officer of the Bank from October 1997 to June 1999, and previously was the Executive Vice President and Chief Credit Officer of the Bank from 1990 to October 1997. Mr. Bruce was appointed a director of the Bank and ITLA Capital in January 1997 and September 1997, respectively. From 1988 to 1989, he served as Executive Vice President and Chief Credit Officer of Security Pacific Bank, Nevada. He was previously employed by Security Pacific Bank from 1965 to 1988 in a variety of positions including management positions in which he was responsible for both loan origination and credit quality. Mr. Bruce has an Associates of Arts degree from Clark College of Vancouver Washington, and attended the University of Washington where he studied economics and engineering. He is a graduate of the Southwestern Graduate School of Banking at Southern Methodist University and he has completed the Executive Program in Management from the John E. Anderson Graduate School of Management at UCLA.

Timothy M. Doyle has served as Executive Managing Director and Chief Financial Officer of ITLA Capital and the Bank since August 2005. He was previously Senior Managing Director and Chief Financial Officer of ITLA Capital and the Bank from May 2000 to August 2005, and prior to that he was Managing Director and Chief Administrative Officer of ITLA Capital and the Bank from May 1996 to May 2000. Before joining the Bank, he was the Controller and Director of Operations at Northeastern Plastics from 1995 to 1996; Assistant Controller of Alpha Wire Corporation from 1992 to 1994; and Vice President and Chief Financial Officer of Halivest International, Ltd. from 1989 to 1991. From 1982 to 1988, he was the Corporate Controller of the Shepaug Corporation. Mr. Doyle graduated with a Bachelor of Science degree in Accounting from Western New England College, and has completed the International Business Management Senior Executive Program of the London Business School.

Lyle C. Lodwick has served as Executive Managing Director and Chief Operating Officer of ITLA Capital and the Bank since August 2005. Prior to joining ITLA Capital, Mr. Lodwick served as Executive Vice President and Chief Operating Officer of Sunwest Bank and, prior to that, he served as Executive Vice President and Chief Credit Officer at Pacific Crest Capital, Inc. During his tenure at Pacific Crest Capital, Inc. from 1992 to 2004, he held several senior level positions with the company. From 1982 to 1985, he was Assistant Regional Credit Manager, Western Region, with Commercial Credit Corporation. Mr. Lodwick has a BA from Whittier College and an MBA from the University of LaVerne.

Maria P. Kunac has served as Senior Managing Director and Chief Lending Officer of ITLA Capital and the Bank since November 2004. Prior to joining ITLA Capital, Ms. Kunac served as the Executive Vice President for First National Bank. During her tenure at First National Bank from 1996 to 2004, she also managed the Real Estate Loan Division, and served as the Deputy Chief Credit Officer and Special Assets Manager. From 1993 to 1995, she was Executive Vice President and Chief Lending Officer of First Fidelity Thrift & Loan, and was Senior Vice President for Great American Bank from 1979 to 1992.

The directors of ITLA Capital, excluding Mr. Haligowski and Mr. Bruce, are identified below.

Preston Martin, age 82, is the former Vice Chairman of the Federal Reserve Board of Governors. Mr. Martin previously served as a Senior Advisory Director to the Board. Mr. Martin is currently Chairman of the Board of Martin Associates, a San Francisco based financial services company. Mr. Martin was Chairman and Chief Executive Officer of Seraro Corporation, a Sears Roebuck enterprise, PMI Mortgage Insurance Corporation and PMI Mortgage Corporation. Mr. Martin was also Professor of Finance and Director of Executive Programs at the University of Southern California. Mr. Martin holds a Ph.D. in Monetary Economics from Indiana University, as well as an MBA and a BS in Finance from the University of Southern California.

Jeffrey L. Lipscomb, age 52, is an Investment Advisory Associate with AXA Advisors and formerly was a Registered Principal and Assistant Manager of the San Diego office of Equitable Financial Companies since 1986, handling corporate group benefits and personal financial planning. Mr. Lipscomb was also with Kidder Peabody from 1983 to 1986. Mr. Lipscomb received a Bachelor of Arts Degree in General Psychology from the University of California, Santa Barbara in 1976.

Sandor X. Mayuga, age 58, is a member of the California State Bar and has been of counsel to the law firm of Keesal, Young & Logan since April 2004. Prior to that, he was a member of the law firm of Tisdale & Nicholson since 1994. He conducted his own law practice from 1983 to 1994 and was a partner in the Financial Institutions Department of Finley, Kumble, Wagner, Heine, Underberg, Manly & Casey, a New York-based national law firm, from 1980 to 1983. Previously, he served as Assistant General Counsel of Hunt-Wesson Foods, Inc., a subsidiary of Norton Simon, Inc., and was associated with two large regional law firms in Los Angeles County. Since 1980, Mr. Mayuga’s practice has focused on the representation of financial institutions and other finance-related businesses in corporate, transactional and regulatory matters. Mr. Mayuga is a graduate of the University of Pennsylvania School of Law (Juris Doctoris, 1974), and the University of California, Santa Barbara (A.B., Political Science, with High Honors, 1970). While at the University of Pennsylvania, he also studied at The Wharton School of Finance and Commerce. He also earned a Certificate in Private International Law at Academie du Droit Internationale de la Haye (1975).

Hirotaka Oribe, age 71, is a licensed architect with international experience in real estate development and urban planning. Since 1993, Mr. Oribe has served as an advisor to Kajima Development Resources, Inc. From 1979 to 1993, Mr. Oribe was Executive Vice President, Chief Operating Officer and a Director of Kajima Development Corporation, a firm engaged in development and construction of single-family and multi-family housing, office buildings, retail space and land development. Mr. Oribe previously held other positions with affiliates of Kajima Corporation of Japan from 1973 to 1979 and was a practicing architect from 1962 to 1973. Mr. Oribe holds Bachelor and Masters of Engineering from Waseda University in Tokyo, and holds a Master of Architecture in Urban Design from Harvard University's Graduate School of Design. He is also a licensed architect with the State of California and the Commonwealth of Massachusetts.

Robert R. Reed, age 69, is retired from Household International where he was employed in various positions from 1960 to 1992. Mr. Reed served as Vice President of Household Bank from 1980 to 1992. Mr. Reed was previously employed in management positions with Household Financial Corporation from 1962 to 1980. From 1995 to 2000, Mr. Reed served as a director of the Santa Ana City Cable Television Review Board.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except for the inadvertent failure by Ms. Kunac, Senior Managing Director and Chief Lending Officer, to timely file a Form 4 to report one transaction.

Item 11. Executive Compensation

The following table sets forth the compensation, for the years ended December 31, 2005, 2004 and 2003, of the Chief Executive Officer, the four other current executive officers and the former Chief Banking Officer (the “named executives”).

		Annual Compensation						Long-Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)		Options (#) (1)	All Other Compensation ($)
George W. Haligowski	2005	$590,000		$979,750	(2)	$498,350	(3)	50,000	$332,531	(4)
Chairman of the Board, President	2004	$498,750		$1,179,750	(2)	$125,346	(3)	—	$296,938
and Chief Executive Officer	2003	$496,202		$1,000,813	(2)	$174,970	(3)	—	$208,081
Norval L. Bruce	2005	$241,500	(10)	$120,750	(10)	$—		12,500	$93,264	(5)
Vice Chairman of the Board and Chief	2004	$230,769	(10)	$165,750	(10)	$—		—	$69,294
Credit Officer	2003	$230,769	(10)	$153,500	(10)	$—		—	$45,263
Timothy M. Doyle	2005	$225,000		$112,500		$—		25,000	$55,269	(6)
Executive Managing Director and	2004	$195,000		$157,500		$—		—	$30,951
Chief Financial Officer	2003	$193,917		$137,750		$—		—	$30,756
Lyle C. Lodwick (12)	2005	$83,333		$41,918		$—		47,500	$39,593	(7)
Executive Managing Director and	2004	$—		$—		$—		—	$—
Chief Operating Officer	2003	$—		$—		$—		—	$—
Maria P. Kunac (13)	2005	$185,000		$101,750		$—		30,000	$27,202	(8)
Senior Managing Director and	2004	$30,000		$87,000		$—		—	$18,071
Chief Lending officer	2003	$—		$—		$—		—	$—
Don Nickbarg (14)	2005	$134,804		$—		$—		—	$37,086	(9)
Former Senior Managing Director and	2004	$175,528		$110,750	(11)	$—		—	$28,458
Chief Banking Officer	2003	$175,528		$98,750	(11)	$—		—	$24,949

(1)
Options were granted on various dates and vested immediately, with the exception of Ms. Kunac’s options, which were initially granted to vest one-third on each of the three subsequent anniversary dates of issuance but were subsequently accelerated by the Compensation Committee to vest entirely in December 2005.

(2)
None of the 2005 bonus was deferred at the election of the named executive officer under ITLA Capital’s Nonqualified Deferred Compensation plan. The respective amounts were $890,474 and $173,315 for 2004 and 2003.

(3)
For 2005, represents (a) the aggregate incremental cost to the Company of perquisites and other personal benefits provided to Mr. Haligowski totaling $289,620, including $175,000 for the transfer of an interest in a timeshare in a resort and the incremental cost to the Company of $83,620 for Mr. Haligowski’s use of chartered air transportation service, and (b) reimbursements for tax obligations incurred by Mr. Haligowski totaling $208,730. For 2004 and 2003, represents the aggregate incremental cost to the Company of perquisites and other personal benefits provided to Mr. Haligowski, including the incremental cost to the Company of $33,000 and $83,500, respectively, for Mr. Haligowski’s use of chartered air transportation services. During 2005, 2004 and 2003, none of the other named executives received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of their salary and bonus reported for the year.

(4)
Consists of (a) $30,000 in supplemental housing payments, (b) $11,216 in life insurance premiums, (c) $6,300 in employer contributions to ITLA Capital’s 401(k) plan, (d) $240,015 in preferential interest on employee savings accounts in 2005, and (e) an allocation of 5,000 shares of restricted stock under the Supplemental Executive Retirement Plan (“SERP”) valued at $9.00 per share (see “Supplemental Executive Retirement Plan” below) for an aggregate value of $45,000.

(5)
Consists of (a) $3,429 in life insurance premiums, (b) $5,460 in employer contributions to ITLA Capital’s 401(k) plan, (c) $73,575 in preferential interest on employee savings accounts in 2005, and (d) an allocation of 1,200 shares of restricted stock under the Supplemental Executive Retirement Plan (“SERP”) valued at $9.00 per share (see “Supplemental Executive Retirement Plan” below) for an aggregate value of $10,800.

(6)
Consists of (a) $9,287 in life insurance premiums, (b) $6,300 in employer contributions to ITLA Capital’s 401(k) plan, (c) $19,432 in preferential interest on employee savings accounts in 2005, and (d) an allocation of 2,250 shares of restricted stock under the Supplemental Executive Retirement Plan (“SERP”) valued at $9.00 per share (see “Supplemental Executive Retirement Plan” below) for an aggregate value of $20,250.

(7)
Consists of (a) $322 in life insurance premiums, (b) $10,021 in preferential interest on employee savings accounts in 2005, and (c) an allocation of 3,250 shares of restricted stock under the Supplemental Executive Retirement Plan (“SERP”) valued at $9.00 per share (see “Supplemental Executive Retirement Plan” below) for an aggregate value of $29,250.

(8)
Consists of (a) $883 in life insurance premiums, (b) $3,931 in employer contributions to ITLA Capital’s 401(k) plan, (c) $6,638 in preferential interest on employee savings accounts in 2005, and (d) an allocation of 1,750 shares of restricted stock under the Supplemental Executive Retirement Plan (“SERP”) valued at $9.00 per share (see “Supplemental Executive Retirement Plan” below) for an aggregate value of $15,750.

(9)	Consists of (a) $591 in life insurance premiums, (b) $6,300 in employer contributions to ITLA Capital’s 401(k) plan, and (c) $30,195 in preferential interest on employee savings accounts in 2005.

(10)
$116,604 of the 2005 salary and $60,375 of the 2005 bonus was deferred at the election of the named executive officer under ITLA Capital’s Nonqualified Deferred Compensation plan. The respective amounts were $115,885 and $102,023 in 2004 and $91,067 and none in 2003.

(11)
None of the 2005 bonus was deferred at the election of the named executive under ITLA Capital’s Nonqualified Deferred Compensation plan. The respective amounts were $10,000 in 2004 and $20,000 in 2003.

(12)	Mr. Lodwick joined ITLA Capital on August 9, 2005.

(13)	Ms. Kunac joined ITLA Capital on November 1, 2004.

(14)	Mr. Nickbarg departed ITLA Capital in August 2005.

Option Grants for 2005

The following table sets forth certain information regarding stock options granted pursuant to the Stock Option Plan to the named executive officers in 2005. No stock appreciation rights have been granted pursuant to the Stock Option Plan.

Stock Option Grants in Last Fiscal Year

	Individual Grants
						Potential Realizable
			% of Total			Value of Assumed
	Number of		Options			Annual Rates of Stock
	Underlying		Granted to	Exercise		Price Appreciation for
	Options		Employees	or Base		Option Term
	Granted		in Fiscal	Price	Expiration	5%	10%
Name	(#)		Year	($/Share)	Date	($)	($)
George W. Haligowski	50,000	(1)	15.5%	$48.46	12/19/2015	$1,523,812	$3,861,638
Norval L. Bruce	12,500	(1)	3.9%	$48.46	12/19/2015	$380,953	$965,409
Timothy M. Doyle	25,000	(1)	7.8%	$48.46	12/19/2015	$761,906	$1,930,819
Lycle C. Lodwick	35,000	(2)	10.9%	$54.25	8/8/2015	$1,194,114	$3,026,118
	12,500	(1)	3.9%	$48.46	12/19/2015	$380,953	$965,409
Maria P. Kunac	10,000	(3)	3.1%	$55.58	1/31/2015	$349,540	$885,802
	12,500	(4)	3.9%	$47.92	10/27/2015	$376,708	$954,652
	7,500	(1)	2.3%	$48.46	12/19/2015	$228,572	$579,246
Don Nickbarg	—		—	—	—	—	—
____________

(1)	Options vested immediately on the date of grant and were granted to the named executives on December 19, 2005.

(2)	Options vested immediately on the date of grant and were granted to the named executive on August 8, 2005.

(3)
Options were initially granted to vest equally over a three-year period, beginning with the first anniversary of the grant date. On December 8, 2005 the Compensation Committee of the Board of Directors approved the accelerated vesting of these options. These options were granted to the named executive on January 31, 2005.

(4)	Options vested immediately on the date of grant and were granted to the named executive on October 27, 2005.

Option Exercises and Values at December 31, 2005

The following table sets forth certain information concerning stock options exercised by the named executive officers in 2005 and the number and value of stock options held by the named executive officers at December 31, 2005.

Option Values at December 31, 2005

	Shares		Number of Unexercised		Value of Unexercised
	Acquired on	Value	Option at		“In-the-Money” Options
	Exercise	Realized	Fiscal Year-End (#)		at Fiscal Year-End (1)($)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
George W. Haligowski	101,802	$4,445,305	162,500	—	$3,412,625	—
Norval L. Bruce	—	n/a	23,000	—	$276,300	—
Timothy M. Doyle	25,000	$1,002,375	75,000	—	$1,572,250	—
Lyle C. Lodwick	—	n/a	47,500	—	$4,875	—
Maria P. Kunac	—	n/a	30,000	—	$14,550	—
Don Nickbarg	40,000	$1,381,092	—	—	$—	—

(1)	The difference between the aggregate option exercise price and the closing price of $48.85 of the underlying shares at December 31, 2005.

Agreements with Mr. Haligowski

On February 24, 2006, we entered into an amended and restated employment agreement with Mr. Haligowski, which constituted an amendment and restatement of his employment agreement with the Company dated January 28, 2000 (the "Employment Agreement"). The Employment Agreement has a five-year term which commenced effective as of January 1, 2006 and is renewable on each subsequent January 1st, as long as neither the Company, nor the Bank, has notified Mr. Haligowski at least 90 days in advance that the term will not be so extended. If a "change in control" (as defined in the Employment Agreement) occurs during the term of the Employment Agreement, then notwithstanding the delivery of any notice of non-renewal to Mr. Haligowski, the employment term will automatically be extended until five years after the date of the change in control.

The Employment Agreement entitles Mr. Haligowski to: (1) an annual base salary of not less than $590,000; (2) participate in any performance-based awards and discretionary bonuses paid to executive officers; (3) receive a minimum monthly housing allowance of $3,500 and, at his election, a minimum monthly automobile allowance of $2,600 or the use of a Company vehicle pursuant to the Company's automobile policy; (4) receive a personal life insurance policy, with premiums paid by the Company, providing a death benefit of at least four times his annual base salary; (5) receive Company-paid memberships in certain organizations and clubs; (6) up to $6,500 per year, plus imputed taxes, for the maintenance of his personal estate and tax planning; and (7) participate in benefit plans and receive other fringe benefits provided by the Company and the Bank.

The Employment Agreement provides that if Mr. Haligowski is "involuntarily terminated" prior to a change in control, then he will: (1) receive a prorated lump sum payment based on the amount of cash bonus and other cash incentive compensation paid to him for the Company's last completed fiscal year; (2) either (a) continue to receive monthly through the remaining term of the agreement one-twelfth of his base salary at the highest annual rate in effect during the three years before the termination date and one-twelfth of the average amount of cash bonus and cash incentive compensation earned by him during the two fiscal years preceding the termination date or (b) at his election, receive the amount of all payments described in (a) in a lump sum; (3) either (a) continue to receive for himself and his dependents substantially the same medical, dental and disability benefits at the same cost to him for five years after the date of termination, reduced to the extent he receives substantially the same coverage at substantially the same cost to him from another employer, or (b) at his election (or at the Company's or the Bank's election, if coverage under the Company's group plan is not available to Mr. Haligowski and his dependents), receive an amount in cash equal to the premium cost being paid by the Company or the Bank before the termination date; (4) be provided with office space and secretarial support of the same type provided during his employment for 18 months after the termination date; (5) receive title to the Company-owned or leased vehicle being used by him; (6) receive all interests maintained by the Company or the Bank in life insurance policies maintained on his life, including the cash surrender values; and (7) become vested in all of his outstanding unvested stock options and restricted stock awards held in the SERP. The term "involuntary termination" is defined to include termination of Mr. Haligowski's employment by the Company or the Bank (other than for cause or due to retirement after attaining age 65) without his consent, by Mr. Haligowski following a material reduction of or interference with his duties, responsibilities or benefits without his consent or by the Company or the Bank (or their successors) or by Mr. Haligowski at the time of or within five years after a change in control.

The Employment Agreement provides that if Mr. Haligowski is involuntarily terminated in connection with or within five years after a change in control of the Company, then he will receive a lump sum payment equal to 299% of his "base amount," as defined in Section 280G of the Code, less the present value of the benefits to be received by him under the Company's Salary Continuation Plan and the accelerated vesting present value of stock options and restricted stock, to the extent such amounts are required to be considered in the calculation of parachute payments under Section 280G of the Code (the "Lump Sum Change in Control Payment"). Instead of receiving the full amount of the Lump Sum Change in Control Payment, however, Mr. Haligowski may elect to receive the continued health, medical and disability insurance benefits, 18 months of office space and secretarial support, title to his Company-owned or leased vehicle and the Company's interests in the life insurance policies on his life, each as described in the immediately preceding paragraph, in which case the amount of the Lump Sum Change in Control Payment will be reduced by the present value of these elected benefits (the "Elective Benefits"). In no event may the Lump Sum Change in Control Payment, prior to reduction for Elective Benefits, exceed the aggregate of 100% of the total value of the payments and benefits Mr. Haligowski would receive under the Employment Agreement if the involuntarily termination occurred prior to a change in control, plus 150% of his annual base salary in effect before the change in control. This resulting aggregate amount is equal to the value of Mr. Haligowski's change in control benefits under the Original Employment Agreement, excluding the SERP change in control benefit referred to in the Original Employment Agreement of 3.95 times his annual base salary but inclusive of the life insurance benefit described in the preceding paragraph (the "Original Agreement Adjusted Change in Control Benefit"). The Employment Agreement provides that if a change in control occurs on or after January 1, 2008, the Lump Sum Change in Control Payment prior to reduction for Elective Benefits may not be less than the Original Agreement Adjusted Change in Control Benefit less $1.0 million, notwithstanding the fact that this amount exceeds 299% of Mr. Haligowski's base amount.

The Employment Agreement provides that if any payments or benefits to be provided under the agreement in combination with any payments or benefits under other plans or arrangements constitute "excess parachute payments" under Section 280G of the Code, Mr. Haligowski will be paid an additional amount (referred to as a "gross up payment") that will offset, on an after tax basis, the effect of any excise tax consequently imposed upon him under Section 4999 of the Code.

Under the Employment Agreement, if Mr. Haligowski is terminated due to disability or death, then he or his estate will be entitled to the same payments and benefits to which he would have been entitled if he were involuntarily terminated prior to a change in control, other than the continued use of office space and secretarial support, plus a prorated amount of any bonus or other incentive compensation for the year in which the termination occurs. If Mr. Haligowski voluntarily terminates his employment other than for a reason that constitutes involuntary termination or other than in connection with or within five years after a change in control, he will receive his base salary and benefits earned through the date of termination plus any benefit continuation required by law. If Mr. Haligowski's employment is terminated for cause, the Company will have no obligations to him under the Employment Agreement, other than any benefit continuation required by law.

We entered into a non-competition and non-solicitation agreement (the "Non-Competition Agreement") with Mr. Haligowski on February 24, 2006. Like the Employment Agreement, the Non-Competition Agreement has a five-year term which commenced effective as of January 1, 2006. Mr. Haligowski's forbearance obligations under the Non-Competition Agreement begin on his employment termination in connection with or following an acquisition of the Company or the Bank and continue for three years thereafter (the "Restricted Period"). Mr. Haligowski will receive aggregate payments of $3.5 million during the Restricted Period in consideration of his compliance with his obligations under the Non-Competition Agreement during the Restricted Period. The Company has the unilateral right to extend the term of the Non-Competition Agreement for an additional five year term by adjusting the compensation to be paid to Mr. Haligowski under that agreement.

Salary Continuation Plan

The Salary Continuation Plan, which was originally adopted by the Company in March 2000 and in which Mr. Haligowski is currently the only participant, provides that if the participant's employment is terminated for any reason other than cause, or if the participant retires after attaining age 65, the participant will begin receiving an annual salary continuation benefit six months thereafter (or starting on the first day of the next calendar month, if termination is due to death or disability), payable monthly over 15 years. The amount of Mr. Haligowski's annual salary continuation benefit is 75% of his average annual base salary for the three full calendar years preceding the year in which termination occurs or in which he attains age 65.

Change of Control Agreements

The Company recently entered into change in control severance agreements with Messrs. Bruce, Doyle and Lodwick and Ms. Kunac. In the case of Messrs. Bruce and Doyle, these agreements replace their existing change in control severance agreements with the Company. The terms of the agreements are three years for the agreements with Messrs. Bruce and Doyle and one year for the agreements with Mr. Lodwick and Ms. Kunac, beginning effective as of February 1, 2006 and renewable on each subsequent February 1st, as long as neither the Company nor the officer gives notice to the other at least 90 days in advance that the term will not be so extended. If a "change in control" (as defined in the agreement) occurs during the term of the agreement, then notwithstanding the delivery of any non-renewal notice, the agreement term will automatically be extended until three years, in the case of the agreements with Messrs. Bruce and Doyle, or two years, in the case of the agreements with Mr. Lodwick and Ms. Kunac, after the date of the change in control.

The agreements with Messrs. Bruce and Doyle provides that if their employment is terminated for any reason other than cause within six months before or within three years after a change in control, or if the officer terminates his employment for any reason within one year after a change in control, he will: (1) receive a lump sum payment equal to 299% of his "base amount" (not to exceed $1.0 million in the case of Mr. Bruce and $1.25 million in the case of Mr. Doyle); (2) either (a) continue to receive substantially the same health, dental and life insurance benefits for two years after the termination date, in the case of Mr. Bruce, and three years after the termination date, in the case of Mr. Doyle, or (b) at his election, (or at the Company's election, if coverage under the Company's group plan is not available to the officer) receive an amount in cash equal to the premium cost being paid by the Company before the termination date; (3) receive title to the Company-owned or leased vehicle being used by him or, if the officer receives a monthly car allowance in lieu of a Company vehicle, an amount in cash equal to 24 times, in the case of Mr. Bruce, and 36 times, in the case of Mr. Doyle, the greater of the monthly allowance on the date of the change in control or on the termination date; and (4) become vested in all of his outstanding unvested stock options and restricted stock awards.

The agreements with Mr. Lodwick and Ms. Kunac provide that if the officer's employment is "involuntarily terminated" in connection with or within two years after a change in control, he or she will: (1) receive a lump sum payment equal to the sum of (a) 1.5 times his or her base salary on the date of the change in control or the date of termination, whichever is greater and (b) a prorated bonus amount for the year in which the termination occurs based on the officer's prior year annual bonus, (2) either (a) continue to receive substantially the same health, dental and life insurance benefits for 18 months after the termination date or (b) at his or her election (or at the Company's election, if coverage under the Company's group plan is not available to the officer), receive an amount in cash equal to the premium cost being paid by the Company before the termination date; (3) receive title to the Company-owned or leased vehicle being used by him or her or, if the officer receives a monthly car allowance in lieu of a Company vehicle, an amount in cash equal to 18 times the greater of the monthly allowance on the date of the change in control or on the termination date; and (4) become vested in all of his or her outstanding unvested stock options and restricted stock awards.

Each agreement provides that to the extent the value and amounts of benefits under the agreement, together with any other amounts and the value of other benefits received by the officer in connection with a change in control would cause any amount to be non-deductible by the Company pursuant to Section 280G of the Code, then the amounts and benefits under the agreement will be reduced to the extent necessary to avoid the non-deductibility of any such amounts and benefits under Section 280G.

Supplemental Executive Retirement Plan (SERP)

The SERP provides that the compensation committee may make restricted stock awards under ITLA Capital’s Recognition and Retention Plan (RRP) on a tax deferred basis through the SERP. The SERP further provides that Mr. Haligowski shall receive an allocation annually, subject to the performance terms of the RRP, of a restricted stock award equal to one-third of his base salary and all other participants shall receive an award equal to one-fifth of base salary subject to the approval of the compensation committee, which may also allocate a greater or lesser award or no award in its discretion. For this purpose, each share of common stock has been valued at $9.00 per share, the fair market value of the common stock on the date of issuance to the SERP. A participant shall only have a vested right to amounts allocated to his or her account if the participant is employed on the last day of a three year vesting cycle or earlier at the discretion of the compensation committee. Upon a change in control (as defined in the SERP), the participant shall have an accelerated vesting of all shares allocated to his or her account. The participant shall only have a right to vested shares in his or her account upon normal retirement, death, disability or termination. The last day of the vesting cycle for shares allocated to the SERP accounts for the benefit of the participants for the years 2003, 2004 and 2005 was December 31, 2005.

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

Stock Plans. On July 27, 2005, the Company’s shareholders approved the 2005 Re-Designated Amended and Restated Employee Stock Incentive Plan (“ESIP”) and the 2005 Re-Designated, Amended and Restated Stock Option Plan For Nonemployee Directors (the “Director Option Plan” and together with the ESIP the “Stock Option Plans”). The Stock Option Plans were originally adopted on October 18, 1995 and amended effective July 31, 2001.

In accordance with the Stock Option Plans, officers, directors and our employees are eligible to receive options to purchase Common Stock. Under the ESIP, officers and employees are also eligible for awards of stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. The purpose of the Stock Option Plans is to enable us to attract, retain and motivate employees by providing for or increasing their proprietary interests in ITLA Capital, and in the case of nonemployee directors, to attract such directors and further align their interests with our interests. Every one of our employees is eligible to be considered for the grant of awards under the ESIP. The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the ESIP is 1,561,000 shares, provided that each share issued pursuant to awards of stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units counts against this limit as two shares. The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the Director Option Plan is 70,000 shares. The maximum number of shares of Common Stock and shares with respect to outstanding awards under the Stock Option Plan are subject to adjustment in the event of a stock dividend, stock split, recapitalization or similar event.

The Stock Option Plans are administered by the Compensation Committee of the Board of Directors The Committee consists of two or more nonemployee directors of ITLA Capital, and, other than formula awards under the Director Option Plan described below, has full and final authority to select the employees and directors to receive awards and to grant such awards. Subject to provisions of the Stock Option Plans, the Committee has a wide degree of flexibility in determining the terms and conditions of awards and the number of shares to be issued pursuant thereto. The expenses of administering the Stock Option Plans are borne by us.

The ESIP authorizes the Committee to enter into any type of arrangement with an eligible employee that, by its terms, involves or might involve the issuance of Common Stock or any other security or benefit with a value derived from the value of Common Stock. Awards to employees are not restricted to any specified form or structure and may include but are not limited to stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units.  Under the Director Option Plan, each person who was a non-employee director on the original effective date of the plan (October 18, 1995) automatically received as of that date, and each person who became or becomes a non-employee director after the original effective date of the plan automatically received or will receive, as of the date such person became or becomes a non-employee director, non-qualified stock options to acquire 5,000 shares of common stock, subject to adjustment as described above (referred to as the “initial award”). On the first, second, third, fourth and fifth anniversaries of the initial award, each non-employee director automatically received or will receive non-qualified stock options to acquire 1,000 shares of common stock, subject to adjustment as described above (referred to as the “anniversary awards”). In addition to the anniversary awards, each non-employee director is eligible to receive grants of non-qualified stock options from time to time in the sole discretion of the committee.

Awards may not be granted under the Stock Option Plans after July 27, 2015, the tenth anniversary of the shareholder approvals of the amendments and restatements of the Stock Option Plans. As of December 31, 2005, we have granted an aggregate of 1,890,500 options under the Stock Option Plans, of which 447,500 have been granted to Mr. Haligowski, 127,500, 100,000, 47,500, and 30,000 have been granted to Messrs. Bruce, Doyle, Lodwick, and Kunac, respectively, 60,500 have been granted to non-employee directors, and 1,077,500 have been granted to other employees, of which 858,998 have been exercised and 400,684 have been forfeited. The exercise price per share of the options granted range from $10.00 to $58.00 per share.

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

Directors Compensation

Directors Fees. During 2005, each non-employee director was paid a monthly fee of $2,250 for serving on our Board of Directors and $1,000 for each Board or Committee meeting attended for service on such committee. In addition, Director Reed received an honorarium of $5,000 for his active assistance in legislative matters during 2005, Director Lipscomb received an honorarium of $5,000 for his active assistance with compensation matters, and Director Oribe received an honorarium of $15,000 for his extensive work with the Executive Committee. In 2005, Director Martin received an annual retainer fee of $15,000 for his service as Chairman of the Audit Committee.

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

Stock Options. Directors are also eligible to receive stock option grants as described above, under “Benefits-Stock Plans.” On October 31, 2005, Director Martin was granted an option to purchase 1,000 shares of common stock with an exercise price of $49.77 per share. The option is scheduled to vest in full on October 31, 2006 and expire on October 30, 2015. On November 10, 2005, Directors Martin, Lipscomb, Mayuga, Oribe and Reed were each granted an option to purchase 1,000 shares of common stock with an exercise price of $52.14. These options are scheduled to vest in full on November 10, 2006, and expire on November 10, 2015. On December 19, 2005, Directors Martin, Lipscomb, Mayuga, Oribe and Reed were each granted an option to purchase 1,500 shares of common stock with an exercise price of $48.46. These options are scheduled to vest in full on December 19, 2006, and expire on December 19, 2015. For information regarding options granted to Directors Haligowski and Bruce, see “Option Grants for 2005.”

Compensation Committee Interlocks and Insider Participation

During 2005, the Compensation Committee was comprised of Directors Lipscomb and Oribe.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

At March 7, 2006, we had 5,583,295 shares of common stock outstanding.

The following table sets forth, as of March 7, 2006, certain information as to those persons who were known by management to be beneficial owners of more than five percent of our common stock outstanding.

Beneficial Owner	Shares Beneficially Owned		Percent of Class
Neuberger Berman Inc. 605 Third Avenue New York, NY 10158	491,646	(1)	8.81%

Dimensional Fund Advisors Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	479,486	(2)	8.59%

Barclays Global Advisors, NA, et. al 45 Fremont Street San Francisco, CA 94105	468,163	(3)	8.39%

Wellington Management Company, LLP 75 State Street Boston, MA 02109	397,130	(4)	7.11%

George W. Haligowski 888 Prospect Street, Suite 110 La Jolla, CA 92037	353,376	(5)	6.15%

Granite Capital, L.P, et. al 126 East 56th Street, 25th Floor New York, NY 10022	319,100	(6)	5.72%

Thomson Horstmann & Bryant, Inc. Park 80 West, Plaza One Saddle Brook, NJ 07663	317,705	(7)	5.69%

Friedman, Billings, Ramsey Group, Inc. 1001 19th Street North Arlington, VA 22209	305,268	(8)	5.47%

Eubel Brady & Suttman Asset Management, Inc, et. al 7777 Washington Village Drive, Suite 210 Dayton, OH 45459	292,916	(9)	5.25%

(1)
As reported by Neuberger Berman Inc. (“Neuberger Berman”) on a Schedule 13G filed on February 14, 2006 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Neuberger Berman reported sole voting power as to 82,559 shares, sole dispositive power as to none of the 491,646 shares, shared voting power as to 141,290 shares, and shared dispositive power as to all of the 491,646 shares covered in the report.

(2)
As reported by Dimensional Fund Advisors ("Dimensional") on a Schedule 13G amendment filed on February 6, 2006 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Dimensional reported sole voting and dispositive powers as to all of the 479,486 shares, and shared voting and dispositive powers as to none of the 479,486 shares covered by the report.

(3)
As reported by Barclays Global Investors, NA., Barclays Global Fund Advisors, Barclays Global Investors, Ltd., and Barclays Global Investors Japan Trust and Banking Company Limited on a Schedule 13G amendment filed on January 26, 2006 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. With respect to the 468,163 shares listed, Barclays Global Investors, NA., reported sole voting power as to 359,857 shares, sole dispositive power as to 401,300 shares and shared voting and dispositive powers as to none of such shares, and Barclays Global Fund Advisors reported sole voting power as to 65,384 shares, sole dispositive power as to 66,863 shares and shared voting and dispositive powers as to none of such shares.

(4)
As reported by Wellington Management Company, LLP ("WMC") on a Schedule 13G amendment filed on February 14, 2006 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. WMC reported sole voting and dispositive powers as to none of the 397,130 shares, shared voting power as to 225,200 shares, and shared dispositive power as to all of the 397,130 shares covered by the report.

(5)
Includes 162,500 shares underlying stock options which were exercisable as of March 7, 2006, 162,006 shares held in Mr. Haligowski’s SERP account in the rabbi trust established by the Company and 28,870 held in Mr. Haligowski’s deferred compensation plan account in the rabbi trust.

(6)
As reported by Granite Capital, L.P. ("Granite"), Granite Capital II, L.P. (“Granite II”), Granum Value Fund (“Granum Value”), Granite Capital L.L.C. (“Granite L.L.C.”), Granum Capital Management, L.L.C. (“Granum Management”), Lewis M. Eisenberg and Walter F. Harrison, III on a Schedule 13G amendment filed on February 14, 2006 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. With respect to the 319,100 shares listed, Granite reported sole voting and dispositive powers as to none of such shares, and shared voting and dispositive powers as to 266,754 of such shares, Granite II reported sole voting and dispositive powers as to none of such shares and shared voting and dispositive powers as to 17,446 of such shares, Granum Value reported sole voting and dispositive powers as to none of such shares, and shared voting and dispositive powers as to 29,400 of such shares, Granite L.L.C. reported sole voting and dispositive powers as to none of such shares and shared voting and dispositive powers as to 289,700 of such shares, Granum Capital Management reported sole voting and dispositive powers as to none of such shares and shared voting and dispositive powers as to 29,400 of such shares, and each of Messrs. Eisenberg and Harrison, as managing members of Granite L.L.C. and Granum Management, reported sole voting and dispositive powers as to none of such shares and shared voting and dispositive powers as to all 319,100 of such shares.

(7)
As reported by Thomson Horstmann & Bryant, Inc. ("Thomson") on a Schedule 13G amendment filed on January 9, 2006 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Thomson reported sole voting power as to 158,405 shares, sole dispositive power as to all of the 317,705 shares, and shared voting and dispositive power as to none of the 317,705 shares covered by the report.

(8)
As reported by Friedman, Billings, Ramsey Group, Inc. ("FBR") on a Schedule 13G amendment filed on February 15, 2006 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. FBR reported sole voting and dispositive powers as to none of the 305,268 shares, and shared voting and dispositive powers as to all of the 305,268 shares covered by the report.

(9)
As reported by Eubel Brady and Suttman Asset Management, Inc. ("EBS"), Ronald L. Eubel, Mark E. Brady, Robert J. Suttman, William E. Hazel, Bernard J. Holtgreive on a Schedule 13G amendment filed on February 14, 2006 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. EBS reported sole voting and dispositive powers as to none of the 292,916 shares, and shared voting and dispositive powers as to 292,876 of the shares covered by the report. According to the Schedule 13G amendment, Messrs. Eubel, Brady, Suttman, Hazel and Holtgreive may, as a result of their ownership in and positions with EBS and other affiliated entities, be deemed to be indirect beneficial owners of the 292,916 shares held by EBS and one affiliated entity, EBS Partners, LP.

The following table sets forth, as of March 7, 2006, certain information as to the shares of common stock beneficially owned by the directors and named executive officers and by all directors and executive officers of ITLA Capital as a group.

Beneficial Owner	Shares Beneficially Owned (1)(2)(3)	Percent of Class
George W. Haligowski	353,376	6.15%
Timothy M. Doyle	106,360	1.88
Norval L. Bruce	60,786	1.08
Lyle C. Lodwick	50,750	0.90
Maria P. Kunac	33,750	0.60
Don Nickbarg	—	—
Sandor X. Mayuga	10,800	0.19
Preston Martin	7,666	0.14
Robert R. Reed	7,000	0.13
Jeffrey L. Lipscomb	5,600	0.10
Hirotaka Oribe	5,200	0.09
All Directors and Executive Officers as a Group (11 Persons)	641,288	10.78
____________

(1)
Includes shares held directly, as well as shares held in retirement accounts or by certain members of the named individual's families or corporations for which an individual is an officer or director or held by trust of which an individual is trustee or a substantial beneficiary, over which shares the individual may be deemed to have sole or shared voting and/or dispositive power.

(2)
Includes shares underlying exercisable options and options exercisable within 60 days of March 7, 2006 as follows: Chairman Haligowski - 162,500 shares; Director Lipscomb - 5,000 shares; Director Mayuga - 5,000 shares; Director Oribe - 5,000 shares; Director Reed - 5,000 shares; Director Martin - 7,000 shares; Norval L. Bruce - 23,000 shares; Timothy M. Doyle - 75,000 shares; Lyle C. Lodwick - 47,500 shares; Maria P. Kunac - 30,000 shares; Don Nickbarg - 0 shares; and all directors and executive officers as a group - 365,000 shares.

(3)
Includes vested SERP account shares held in the rabbi trust established by the Company, as follows: Chairman Haligowski -162,006 shares; Norval L. Bruce - 37,586 shares; Timothy M. Doyle - 31,360 shares; Lyle C. Lodwick - 3,250 shares; Maria P. Kunac - 3,750 shares; and all directors and executive officers as a group - 237,952. Also includes 28,870 shares held for Mr. Haligowski in his deferred compensation plan account in the rabbi trust.

The following table sets forth information as of December 31, 2005 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information

Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column) (1)
Equity compensation plans approved by stockholders	630,818	$35.61	266,684
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	630,818	$35.61	266,684
____________

(1)
This amount includes 125,000 shares issuable under our 1996 Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors, described under “Item 11. Executive Compensation — Directors Compensation.” Under the Company’s 2005 Re-Designated, Amended and Restated Employee Stock Incentive Plan, up to 66,092 of the 132,184 shares remaining available for issuance under that plan as of December 31, 2005 could be issued to plan participants pursuant to awards of restricted stock, restricted stock units, performance shares and/or performance units.

Item 13. Certain Relationships and Related Transactions

During the year, we also utilized the services of Keesal, Young & Logan. Director Mayuga is a partner in that law firm. During 2005, this law firm received $2,000 in legal fees from ITLA Capital and the Bank.

Item 14. Principal Accountant Fees and Services

During the fiscal years ended December 31, 2005 and 2004, Ernst & Young LLP provided various audit, audit related and non-audit services to the Company. Set forth below are the aggregate fees billed for these services:

(a)
Audit Fees: Aggregate fees billed for professional services rendered for the audits of the Company’s annual financial statements and internal controls over financial reporting, and reviews of financial statements included in the Company’s Quarterly Reports on Form 10-Q for those fiscal years: $306,000 - 2005; $277,000 - 2004.

(b)
Audit Related Fees: Aggregate fees billed for professional services rendered related to audits of employee benefit plans, consultation related to the implementation of the Sarbanes-Oxley Act, and consultation on accounting matters: $34,000 - 2005; $57,000 - 2004.

(c)	Tax Fees: Aggregate fees billed for professional services rendered related to tax compliance, tax advice and tax return preparation: $165,000- 2005; $153,000 - 2004.

(d)	All other fees: None - 2005; None - 2004.

The audit committee preapproves all audit and permissible non-audit services to be provided by Ernst & Young LLP and the estimated fees for these services. None of the services provided by Ernst & Young LLP described in items (a) - (c) above was approved by the audit committee pursuant to a waiver of the pre-approved requirements of the SEC’s rules and regulations.

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

ITLA CAPITAL CORPORATION

Date: March 16, 2006	By:/s/ George W. Haligowski
George W. Haligowski
Chairman of the Board, President
and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George W. Haligowski	Chairman of the Board, President and	March 16, 2006
George W. Haligowski	Chief Executive Officer
(Principal Executive Officer)

/s/ Timothy M. Doyle	Executive Managing Director and	March 16, 2006
Timothy M. Doyle	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Norval L. Bruce	Director	March 16, 2006
Norval L. Bruce

/s/ Jeffrey L. Lipscomb	Director	March 16, 2006
Jeffrey L. Lipscomb

/s/ Sandor X. Mayuga	Director	March 16, 2006
Sandor X. Mayuga

/s/ Robert R. Reed	Director	March 16, 2006
Robert R. Reed

/s/ Hirotaka Oribe	Director	March 16, 2006
Hirotaka Oribe

/s/ Preston Martin	Director	March 16, 2006
Preston Martin

EXHIBIT INDEX
Regulation S-K Exhibit Number	Document	Reference to Prior Filling or Exhibit Number Attached Hereto

3.1	Certificate of Incorporation	**
3.2	Bylaws, as amended	****
4	Instruments Defining the Rights of Security Holders, Including Indentures	**********
10.1	2005 Re-Designated, Amended and Restated Stock Option Plan For Nonemployee Directors (“ESIP”)	*********
10.2	2005 Re-Designated, Amended and Restated Employee Stock Incentive Plan (“NEDP”)	******
10.3a	Nonqualified (Non-Employer Securities) Deferred Compensation Plan	*********
10.3b	Nonqualified (Employer Securities Only) Deferred Compensation Plan	*********
10.4	Supplemental Salary Savings Plan	*
10.5	Data Processing Agreement	*
10.6	Amended and Restated Employment Agreement with George W. Haligowski	*********
10.7 10.8 10.9 10.10
Change in Control Severance Agreement with Norval L. Bruce
Change in Control Severance Agreement with Timothy M. Doyle
Change in Control Severance Agreement with Lyle C. Lodwick
Change in Control Severance Agreement with Maria P. Kunac
********* ********* ********* *********
10.11	Recognition and Retention Plan	**
10.12	Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors	*****
10.13	Supplemental Executive Retirement Plan	*********
10.14	ITLA Capital Corporation Rabbi Trust Agreement	***
10.15	Salary Continuation Plan	*********
10.16	Form of Incentive Stock Option Agreement under ESIP	*******
10.17 10.18	Form of Non-Qualified Stock Option Agreement under the ESIP Form of Non-Qualified Stock Option Agreement under the NEDP	******* ********
10.19	Description of Named Executive Officer Salary, Bonus and Perquisite Arrangements for 2006	10.19
10.20	Description of Director Fee Arrangements	10.20
11	Statement Regarding Computation of Per Share Earnings	Not Required
13	Annual Report to Security Holders	None
18	Letter Regarding Change in Accounting Principles	None
21	Subsidiaries of the Registrant	21
22	Published Report Regarding Matters Submitted to Vote of Security Holders	None
23.1	Consent of Ernst & Young LLP	23.1
24	Power of Attorney	None
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	32

*	Filed as an exhibit to Imperial’s Registration Statement on Form S-1 (File No. 33-96518) filed with the Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.
* *	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on May 10, 1996, pursuant to Section 5 of the Securities Act of 1933.
* * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 (File No. 0-26960).
* * * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2000 (File No. 0-26960).
* * * * *	Filed as an exhibit to Amendment No. Two to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on June 19, 1996.
* * * * * *	Filed as an appendix to the Company’s definitive proxy materials filed on June 27, 2005.
* * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 9, 2005.
* * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 4, 2005.
* * * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 24, 2006.
* * * * * * * * * *	The Company hereby agrees to furnish the SEC, upon request, copies of the instruments defining the rights of the holders of each issue of the Company's long-term debt.