Form 10-Q
period 2006-03-31
ITLA CAPITAL CORP
filed 2006-05-10
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Number of shares of common stock of the registrant: 5,549,477 outstanding as of May 3, 2006.

ITLA CAPITAL CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2006

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

PART I - FINANCIAL INFORMATION

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2006	December 31,
	(unaudited)	2005
	(in thousands, except share data)
Assets
Cash and cash equivalents	$109,429	$93,747
Investment securities available-for-sale, at fair value	93,877	92,563
Investment securities held-to-maturity, at amortized cost	222,984	233,880
Stock in Federal Home Loan Bank	45,306	43,802
Loans, net (net of allowance for loan losses of $45,452 and $43,817 as of March 31, 2006 and December 31, 2005, respectively)	2,615,335	2,523,480
Interest receivable	17,010	16,287
Other real estate owned, net	6,240	3,960
Premises and equipment, net	7,254	6,718
Deferred income taxes	12,750	12,717
Goodwill	3,118	3,118
Other assets	21,424	20,924
Total assets	$3,154,727	$3,051,196

Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$1,809,527	$1,735,428
Federal Home Loan Bank advances and other borrowings	1,024,550	992,557
Accounts payable and other liabilities	30,053	32,130
Junior subordinated debentures	86,600	86,600
Total liabilities	2,950,730	2,846,715

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 8,982,998 and 8,978,998 issued as of March 31, 2006 and December 31, 2005, respectively	78,222	78,004
Retained earnings	225,595	220,095
Accumulated other comprehensive loss, net	(358)	(364)
	303,459	297,735
Less treasury stock, at cost 3,709,476 and 3,576,695 shares as of March 31, 2006 and December 31, 2005, respectively	(99,462)	(93,254)

Total shareholders' equity	203,997	204,481

Total liabilities and shareholders' equity	$3,154,727	$3,051,196

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,

	2006	2005
	(in thousands, except per share data)
Interest income:
Loans, including fees	$47,137	$31,911
Cash and investment securities	4,291	4,841

Total interest income	51,428	36,752

Interest expense:
Deposit accounts	17,198	9,498
Federal Home Loan Bank advances and other borrowings	9,362	3,832
Junior subordinated debentures	1,958	1,680

Total interest expense	28,518	15,010

Net interest income before provision for loan losses	22,910	21,742

Provision for loan losses	750	750

Net interest income after provision for loan losses	22,160	20,992

Non-interest income:
Late and collection fees	223	73
Other	494	(93)

Total non-interest income	717	(20)

Non-interest expense:
Compensation and benefits	6,020	5,891
Occupancy and equipment	1,806	1,651
Other	4,211	3,688

Total general and administrative	12,037	11,230

Real estate owned expense, net	106	—
Gain on sale of other real estate owned, net	—	(11)

Total real estate owned expense, net	106	(11)

Total non-interest expense	12,143	11,219

Income before provision for income taxes	10,734	9,753
Provision for income taxes	4,402	4,102

NET INCOME	$6,332	$5,651

Basic earnings per share	$1.13	$0.97

Diluted earnings per share	$1.10	$0.93

Dividends declared per share of common stock	$0.15	$—

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended March 31,
	2006	2005
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$6,332	$5,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	657	548
Amortization of premium on purchased loans	975	440
Accretion of deferred loan origination fees, net of costs	(851)	(745)
Provision for loan losses	750	750
Other, net	(448)	1,834
Increase in interest receivable	(723)	(1,693)
(Increase) decrease in other assets	(500)	2,956
(Decrease) increase in accounts payable and other liabilities	(2,909)	4,589

Net cash provided by operating activities	3,283	14,330

Cash Flows From Investing Activities:
Purchases of investment securities available-for-sale	(11,095)	(12,886)
Proceeds from maturity and calls of investment securities available-for-sale	9,783	266
Proceeds from the maturity and redemption of investment securities held-to-maturity	10,870	12,088
Purchase of stock in Federal Home Loan Bank	(991)	(3,558)
Purchase of loans	(103,558)	(192,125)
Decrease (increase) in loans, net	8,549	(967)
Proceeds from sale of other real estate owned	—	81
Cash paid for capital expenditures	(1,193)	(713)

Net cash used in investing activities	(87,635)	(197,814)

Cash Flows From Financing Activities:
Proceeds and excess tax benefits from exercise of employee stock options	150	1,550
Cash paid to acquire treasury stock	(6,208)	(9,530)
Increase in deposit accounts	74,099	33,784
Net repayments of short-term borrowings	(37,226)	(54,000)
Proceeds from long-term borrowings	89,869	136,332
Repayments of long-term borrowings	(20,650)	(1,100)

Net cash provided by financing activities	100,034	107,036

Net increase (decrease) in cash and cash equivalents	15,682	(76,448)
Cash and cash equivalents at beginning of period	93,747	87,580

Cash and cash equivalents at end of period	$109,429	$11,132

Supplemental Cash Flow Information:
Cash paid during the period for interest	$32,041	$15,204
Cash paid during the period for income taxes	$2,156	$1,332
Non-Cash Investing and Financing Transactions:
Loans transferred to other real estate owned	$2,280	$70
Cash dividends declared but not yet paid	$832	$—

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

All intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain amounts in prior periods have been reclassified to conform to the presentation in the current period. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations for the remainder of the year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

NOTE 2 - ACCOUNTING FOR STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company’s stock-based compensation plans were accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25 - “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, no compensation expense was recognized for a stock option grant if the exercise price of the stock option at measurement date was equal to or greater than the fair market value of the common stock on the date of grant. The Company also applied Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, for disclosure purposes only. SFAS No. 123 disclosures included pro forma net income and earnings per share as if the fair value-based method of accounting had been used.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, which requires the recognition of the expense related to the fair value of stock-based compensation awards within the consolidated statement of income. The Company elected the modified prospective transition method as permitted by SFAS No. 123(R), and accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all unvested stock-based compensation awards granted prior to January 1, 2006, for which the requisite service has not been performed, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 will be based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). No stock-based compensation awards have been granted since the adoption of SFAS No. 123(R).

Total stock option expense included in our consolidated statements of income for the quarter ended March 31, 2006 was approximately $68,000 ($41,000, net of tax or $0.01 per diluted share). No stock option expense was included in the consolidated statement of income for the quarter ended March 31, 2005. All of option expense included in our consolidated statement of income for the quarter ended March 31, 2006, relates to awards granted prior to January 1, 2006.

Prior to the adoption of SFAS No. 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS No. 123(R), for the three months ended March 31, 2006, the presentation of our statement of cash flows has changed from prior periods to report the excess tax benefits from the exercise of stock options as financing cash flows. For the three months ended March 31, 2006, $29,000 of excess tax benefits were reported as financing cash flows.

The table below illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the quarter ended March 31, 2005.

For the Three Months Ended March 31, 2005
(in thousands, except per share data)

Net income, as reported	$5,651
Less: Stock-based employee compensation expense determined under the fair value method, net of tax benefit of $43	66
Pro forma net income	$5,585
Earnings per share:
Basic - as reported	$0.97
Basic - pro forma	$0.96
Diluted - as reported	$0.93
Diluted - pro forma	$0.91

The fair value of each option grant was estimated on the date of grant using a black-scholes option pricing model with the following weighted-average assumptions for option grants:

	Weighted-Average Assumptions for Option Grants
	2006 (1)	2005

Dividend Yield	—	0.00%
Expected Volatility	—	34.14%
Risk-Free Interest Rates	—	3.95%
Expected Lives	—	Seven Years

(1)	The Company did not grant any stock options during the three months ended March 31, 2006.

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

The following is a reconciliation of the calculation of Basic EPS and Diluted EPS:

	Net Income	Weighted- Average Shares Outstanding	Per Share Amount
	(in thousands, except per share data)
For the Three Months Ended March 31,
2006
Basic EPS	$6,332	5,625	$1.13
Effect of dilutive stock options	—	139	(0.03)
Diluted EPS	$6,332	5,764	$1.10

2005
Basic EPS	$5,651	5,805	$0.97
Effect of dilutive stock options	—	301	(0.04)
Diluted EPS	$5,651	6,106	$0.93

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income, which encompasses net income and the net change in unrealized gains (losses) on investment securities available-for-sale, is presented below:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)

Net Income	$6,332	$5,651
Other comprehensive income (loss):
Change in unrealized gains (losses) on investment securities available-for-sale, net of tax (expense) benefit of $(4) and $244 for the three months ended March 31, 2006 and 2005, respectively.	6	(371)

Total Comprehensive Income	$6,338	$5,280

NOTE 5 - IMPAIRED LOANS RECEIVABLE

As of March 31, 2006 and December 31, 2005, the recorded investment in impaired loans was $31.3 million and $36.3 million, respectively. The average recorded investment in impaired loans was $32.8 million and $18.3 million, respectively, for the three months ended March 31, 2006 and 2005. Interest income recognized on impaired loans totaled $111,000 and $94,000, respectively, for the three months ended March 31, 2006 and 2005.

NOTE 6 - RESIDUAL INTEREST IN SECURITIZATION

The Company has recorded a residual asset in connection with a 2002 securitization of residential real estate loans, which represented the present value of future cash flows (spread and fees) that were estimated to be received over the life of the loans. The residual interest is recorded on the consolidated balance sheet in “Investment securities available-for-sale, at fair value”. The value of the residual interest is subject to substantial credit, prepayment, and interest rate risk on the sold residential loans. Fair value is estimated based on a discounted cash flow analysis. These cash flows are estimated over the lives of the receivables using prepayment, default, and interest rate assumptions that management believes market participants would use for similar financial instruments.

At March 31, 2006 and December 31, 2005, key economic assumptions and the sensitivity of the current fair value of the residual interest based on projected cash flows to immediate adverse changes in those assumptions are as follows:

	March 31, 2006	December 31, 2005
	(dollars in thousands)

Fair value of retained interest	$3,037	$3,570
Weighted average life (in years) - securities	0.54	0.56
Weighted average life (in years) - residual interest	2.76	2.92
Weighted average annual prepayment speed	40.0%	40.0%
Impact of 10% adverse change	$(10)	$(22)
Impact of 25% adverse change	$(30)	$(34)
Weighted average annual discount rate	15.0%	13.0%
Impact of 10% adverse change	$(111)	$(117)
Impact of 25% adverse change	$(269)	$(284)
Weighted average lifetime credit losses	20.3%	14.3%
Impact of 10% adverse change	$(121)	$(79)
Impact of 25% adverse change	$(308)	$(211)

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

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” — an amendment of SFAS Nos. 133 and 140 (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company adopted SFAS No. 155 effective January 1, 2006. The adoption of SFAS No. 155 did not have a material impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”). This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement is effective for fiscal years beginning after September 15, 2006. Management does not expect the adoption of SFAS No. 156 to have a material impact on our financial condition or results of operations.

NOTE 8 - BUSINESS SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”), requires disclosure of segment information in a manner consistent with the “management approach”. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.

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

	Lending
	Operations	All Other	Eliminations	Consolidated
	(in thousands)
For the three months ended March 31,
2006
Revenues from external customers	$51,928	$217	$—	$52,145
Total interest income	51,262	166	—	51,428
Total interest expense	26,560	1,958	—	28,518
Net income	7,798	(1,466)	—	6,332

2005
Revenues from external customers	$36,167	$565	$—	$36,732
Total interest income	35,741	1,011	—	36,752
Total interest expense	13,330	1,680	—	15,010
Net income	6,831	(1,180)	—	5,651

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to identify the major factors that affected our financial condition and results of operations for the three months ended March 31, 2006.

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

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting polices related to the allowance for loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. We also consider accounting policies related to stock-based compensation to be critical due to the adoption of SFAS No. 123(R), which has significantly changed the way we account for stock options. Additionally, we also consider our accounting polices related to other real estate owned to be critical due to the potential significance of these activities and the estimates involved.

For additional information regarding critical accounting policies, refer to Note 1 - “Organization and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements and the sections captioned “Application of Critical Accounting Policies and Accounting Estimates” and “Allowance for Loan Losses and Nonperforming Assets” in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2005. There have been no significant changes in the Company's application of accounting policies since December 31, 2005, except for the adoption of SFAS No. 123(R).

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Executive Summary

Consolidated net income was $6.3 million and $5.7 million for the quarters ended March 31, 2006 and 2005, respectively. Diluted EPS was $1.10 for the three months ended March 31, 2006 compared to $0.93 for the same period last year.

Net interest income before provision for loan losses increased to $22.9 million for the quarter ended March 31, 2006 compared to $21.7 million for the same period last year. The increase was primarily caused by additional interest income earned due to the growth in the average balance of our loan portfolio and variable rate loans repricing to higher current market interest rates, partially offset by additional interest expense incurred due to the growth in the average balance of interest bearing liabilities as compared to the same period last year, deposits repricing to higher current market interest rates, and the addition of new borrowings at higher current market interest rates.

The return on average assets was 0.86% for the three months ended March 31, 2006, compared to 1.02% for the same period last year. The decrease in the return on average assets ratio was primarily due to the increase in average total assets, which increased to $3.0 billion for the three months ended March 31, 2006 as compared to $2.3 billion for the same period last year, as well as continued net interest margin compression and narrowing interest rate spreads caused by current competitive pricing pressures and a higher aggregate amount of lower yielding multi-family loans. The return on average shareholders’ equity was 12.52% for the three months ended March 31, 2006, compared 11.69% for the same period last year.

Loan originations were $197.2 million for the quarter ended March 31, 2006, compared to $126.3 million for the same period last year. During the current quarter, the Bank originated $120.6 million of commercial real estate loans, $66.0 million of small balance multi-family real estate loans, and $10.6 million of entertainment finance loans. Loan originations for the same period last year consisted of $41.2 million of commercial real estate loans, $69.3 million of small balance multi-family real estate loans, $15.4 million of entertainment finance loans, and $400,000 of franchise loans. In addition, the Bank’s wholesale loan operations acquired $103.6 million and $192.1 million of commercial and multi-family real estate loans during the quarters ended March 31, 2006 and 2005, respectively.

Net Interest Income and Margin

The following table presents for the three months ended March 31, 2006 and 2005, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

	For the Three Months Ended March 31,
	2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Cash and investment securities	$407,871	$4,291	4.27%	$417,975	$4,841	4.70%
Loans receivable:
Real estate loans	2,463,807	45,453	7.48%	1,572,057	26,864	6.93%
Other loans	82,222	1,684	8.31%	251,410	5,047	8.14%
Total loans receivable	2,546,029	47,137	7.51%	1,823,467	31,911	7.10%

Total interest earning assets	2,953,900	$51,428	7.06%	2,241,442	$36,752	6.65%
Non-interest earning assets	65,495			48,070
Allowance for loan losses	(44,684)			(35,885)
Total assets	$2,974,711			$2,253,627

Liabilities and Shareholders’ Equity
Interest bearing deposit accounts:
Interest bearing demand	$36,146	$247	2.77%	$68,860	$361	2.13%
Money market and passbook	200,345	1,912	3.87%	164,218	986	2.44%
Time certificates	1,465,748	15,039	4.16%	1,196,498	8,151	2.76%
Total interest bearing deposit accounts	1,702,239	17,198	4.10%	1,429,576	9,498	2.69%
FHLB advances and other borrowings	934,677	9,362	4.06%	498,535	3,832	3.12%
Junior subordinated debentures	86,600	1,958	9.17%	86,600	1,680	7.87%

Total interest bearing liabilities	2,723,516	$28,518	4.25%	2,014,711	$15,010	3.02%
Non-interest bearing demand accounts	14,508			17,126
Other non-interest bearing liabilities	31,607			25,813
Shareholders’ equity	205,080			195,977
Total liabilities and shareholders’ equity	$2,974,711			$2,253,627
Net interest spread (1)			2.81%			3.63%

Net interest income before provision for loan losses		$22,910			$21,742
Net interest margin (2)			3.15%			3.93%

____________
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

	For the Three Months Ended March 31, 2006 and 2005
	Increase (Decrease) Due to:
	Rate	Volume	Total
	(in thousands)
Interest and fees earned from:
Cash and investment securities	$(435)	$(115)	$(550)
Loans	1,936	13,290	15,226

Total increase in interest income	1,501	13,175	14,676

Interest paid on:
Deposit accounts	5,645	2,055	7,700
FHLB advances and other borrowings	1,417	4,113	5,530
Junior subordinated debentures	278	—	278

Total increase in interest expense	7,340	6,168	13,508

Increase (decrease) in net interest income	$(5,839)	$7,007	$1,168

Total interest income increased $14.7 million to $51.4 million during the current quarter as compared to $36.8 million for the same period last year. The increase in interest income was primarily attributable to a $722.6 million increase in the average balance of total loans receivable and a 41 basis point increase in the average yield earned on total loans receivable, partially offset by a $10.1 million decrease in the average balance of cash and investment securities, and a 43 basis point decrease in the average yield earned on cash and investment securities.

The average balance of cash and investment securities decreased to $407.9 million in the first quarter of 2006 compared to $418.0 million during the same period last year. The decrease in average cash and investment securities was primarily due to a decrease in the average balance of higher yielding investment securities held-to-maturity, partially offset by an increase in investment securities available-for-sale, and cash and cash equivalents as compared to the same period last year. The average yield earned on cash and investments decreased to 4.27% during the current quarter as compared to 4.70% for the same period last year.

The average aggregate balance of our loan portfolio was $2.5 billion and $1.8 billion for the three months ended March 31, 2006 and 2005, respectively. Commercial real estate and construction loans had an average aggregate balance of $803.6 million during the quarter ended March 31, 2006 compared to $720.4 million during the same period last year. Multi-family real estate loans had an average aggregate balance of $1.6 billion during the quarter ended March 31, 2006 compared to $818.2 million during the same period last year. Single-family residential loans had an average aggregate balance of $97.2 million during the quarter ended March 31, 2006 compared to $545,000 during the same period last year. The average aggregate balance of entertainment finance loans was $59.6 million and $99.5 million during the quarters ended March 31, 2006 and 2005, respectively. The average aggregate balance of franchise loans was $12.9 million and $137.7 million during the quarters ended March 31, 2006 and 2005, respectively.

The average yield earned on total loans increased to 7.51% during the quarter ended March 31, 2006 as compared to 7.10% during the same period last year. The increase in yield was primarily due to adjustable rate loans repricing to higher current interest rates. A majority of our loan portfolio is comprised of adjustable rate loans indexed to either six month LIBOR or the Prime Rate, most with interest rate floors and caps below and above which the loan’s contractual interest rate may not adjust. Approximately 58.3% of our loan portfolio was adjustable at March 31, 2006, and approximately 39.2% of the loan portfolio was comprised of hybrid loans, which after an initial fixed rate period of three or five years, will convert to an adjustable interest rate for the remaining term of the loan. Our adjustable rate loans generally reprice on a quarterly or semi-annual basis with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan. At March 31, 2006, approximately $2.4 billion, or 92.1%, of our adjustable loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates. At March 31, 2006, the weighted average floor interest rate of these loans was 6.08%. At that date, approximately $76.5 million, or 2.9%, of these loans were at their floors at the end of the quarter. At March 31, 2006, 63.2% of the adjustable rate loans outstanding had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on our adjustable rate loan portfolio was 11.35%.

Total interest expense increased by $13.5 million to $28.5 million during the current quarter, compared to $15.0 million for the same period last year. The increase in interest expense was primarily attributable to an increase of $708.8 million in the average balance of interest bearing liabilities, which was caused by the increase in deposits and FHLB advances and other borrowings, and a 123 basis point increase in the rate paid on interest bearing liabilities, which was primarily caused by deposits repricing to higher current market interest rates, as well as the addition of new borrowings and deposits at higher current market interest rates.

Our average cost of funds increased to 4.25% during the three months ended March 31, 2006, compared to 3.02% for the same period last year. As discussed above, the increase in the average funding costs was primarily due to deposits repricing to higher current market interest rates, and the addition of FHLB advances and other borrowings at higher current market interest rates. The average rate paid on deposit accounts was 4.10% during the three months ended March 31, 2006 as compared to 2.69% for the same period last year. The average balance of deposit accounts increased $272.7 million to $1.7 billion for the three months ended March 31, 2006 as compared to $1.4 billion for the same period last year. The average rate paid on FHLB advances and other borrowings was 4.06% during the three months ended March 31, 2006 compared to 3.12% for the same period last year. FHLB advances and other borrowings averaged $934.7 million during the current quarter, compared to $498.5 million for the same period last year.

Net interest margin decreased to 3.15% for the three months ended March 31, 2006 as compared to 3.93% for the same period last year. This decrease was caused by an 82 basis point decline in our net interest spread and a $712.5 million increase in our average interest earning assets.

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

Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based solely on the level of nonperforming assets. The quantitative factors, included above, are utilized by our management to identify two different risk groups (1) individual loans (loans with specifically identifiable risks); and (2) homogeneous loans (groups of loan with similar characteristics). We base the allocation for individual loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. We then assign each risk-rating grade a loss ratio, which is determined based on the experience of management and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or based on the underlying collateral value. Based on management’s experience, we also assign loss ratios to groups of loans. These loss ratios are assigned to the various homogenous categories of the portfolio.

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

Management believes that our allowance for loan losses as of March 31, 2006 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The consolidated provision for loan losses totaled $750,000 for the quarters ended March 31, 2006 and 2005, respectively. The provision for loan losses was recorded based on an analysis of the factors referred to above. The allowance for loan losses as a percentage of our total loans was 1.71% at March 31, 2006 and December 31, 2005, respectively. During the quarter ended March 31, 2006, we had net loan recoveries of $885,000, compared to net loan change-offs of $316,000 during the same period last year. See also - “Financial Condition - Credit Risk”.

Non-Interest Income

Non-interest income increased to $717,000 during the quarter ended March 31, 2006 as compared to ($20,000) for the same period last year. This increase was attributable to additional fees earned on customer accounts during the current period, partially offset by a valuation adjustment recorded during the quarter ended March 31, 2005, related to the Company’s executive deferred compensation plan and an impairment recognized on the Company’s residual interest in the 2002 securitization of our residential loan portfolio. See also - “Notes to the Unaudited Consolidated Financial Statements - Note 6 - Residual Interest in Securitization”.

Non-Interest Expense

Non-interest expense totaled $12.1 million for the current quarter, compared to $11.2 million for the same period last year. The increase in non-interest expense was caused by the additional overhead expenses incurred in connection with the national expansion of our loan production platform over the same period last year. Our efficiency ratio (defined as recurring general and administrative expenses as a percentage of net revenue) improved to 50.9% for the quarter ended March 31, 2006, as compared to 51.7% for the same period last year.

FINANCIAL CONDITION

Total assets increased to $3.2 billion at March 31, 2006 as compared to $3.1 billion at December 31, 2005. The increase in total assets was primarily due to a $93.5 million increase in our loan portfolio and a $15.7 million increase in cash and cash equivalents, partially offset by a $10.9 million decline in investment securities held-to-maturity and a $1.6 million increase in the allowance for loan losses. The increase in the loan portfolio was primarily due to the loan production of $300.8 million and a decline in loan prepayment speeds experienced during the three months ended March 31, 2006. At March 31, 2006, gross loans totaled $2.7 billion, including approximately $2.6 billion of real estate loans, $57.1 million of entertainment finance loans, and $22.4 million of other loans. Total deposit accounts increased to $1.8 billion at March 31, 2006 from $1.7 billion at December 31, 2005. Management believes that a significant portion of deposits will remain with us upon maturity based on our historical experience regarding retention of deposits. FHLB advances and other borrowings increased to $1.0 billion at March 31, 2006, compared to $992.6 million at December 31, 2005.

CREDIT RISK

Nonperforming Assets, Other Loans of Concern and Allowance for Loan Losses

The following table sets forth our nonperforming assets by category and troubled debt restructurings as of the dates indicated.

	March 31, 2006	December 31, 2005
	(dollars in thousands)
Nonaccrual loans:
Real estate	$4,207	$6,117
Franchise	7,344	7,366
Entertainment finance	10,379	10,780
Total nonaccrual loans	21,930	24,263
Other real estate owned, net	6,240	3,960
Total nonperforming assets	28,170	28,223
Performing troubled debt restructurings	20,541	10,758
Total nonperforming assets and performing troubled debt restructurings	$48,711	$38,981

Nonaccrual loans to total loans	0.83%	0.95%
Allowance for loan losses to nonaccrual loans	207.26%	180.59%
Nonperforming assets to total assets	0.89%	0.92%

As of March 31, 2006 and December 31, 2005, other loans of concern totaled $75.7 million and $66.4 million, respectively. Other loans of concern, which includes performing troubled debt restructurings, consist of loans with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category. The increase in other loans of concern for the three months ended March 31, 2006 was primarily due to $18.7 million of new other loans of concern, partially offset by $4.0 million of loan repayments, $2.5 million of loans being upgraded, and $2.9 million of loans being transferred to nonperforming assets. The increase in new other loans of concern primarily resulted from the inclusion of two lending relationships. One of these relationships also contributed to the increase in performing troubled debt restructurings at March 31, 2006.

The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

	For the Three Months Ended March 31, 2006	For the Year Ended December 31, 2005	For the Three Months Ended March 31, 2005
	(dollars in thousands)

Balance at beginning of period	$43,817	$35,483	$35,483
Provision for loan losses	750	10,250	750
Charge-offs	—	(2,430)	(508)
Recoveries	885	514	192
Net recoveries (charge-offs)	885	(1,916)	(316)

Balance at end of period	$45,452	$43,817	$35,917

Allowance for loan losses as a percentage of loans, net	1.71%	1.71%	1.78%

Liquidity

Liquidity refers to our ability to maintain cash flows adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans. We maintain a cash and investment securities portfolio designed to satisfy operating liquidity requirements while preserving capital and maximizing yield. As of March 31, 2006, we held $109.4 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $93.9 million of investment securities classified as available-for-sale.

Short-term fixed income investments classified as cash equivalents consisted of interest bearing deposits at financial institutions, overnight repurchase agreement investments, government money market funds and short-term government agency securities, while investment securities available-for-sale consisted primarily of fixed income instruments, which were rated “AAA”, or equivalent by nationally recognized rating agencies. In addition, our liquidity position is supported by a credit facility with the Federal Home Loan Bank of San Francisco. As of March 31, 2006, we had remaining available borrowing capacity under this credit facility of $238.7 million, net of the $12.6 million of additional Federal Home Loan Bank stock that we would be required to purchase to support those additional borrowings. We also had available $80.0 million of uncommitted, unsecured lines of credit with three unaffiliated financial institutions, and a $25.0 million revolving credit facility with an unaffiliated financial institution.

Capital Resources

The Company, the Bank’s holding company, had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at March 31, 2006 of 9.0%, 10.5% and 12.4%, respectively, which represents $119.7 million, $114.8 million and $61.5 million, respectively, of capital in excess of the amount required to be “well capitalized.” These ratios were 9.1%, 11.0% and 13.0% as of December 31, 2005, respectively.

The Bank had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at March 31, 2006 of 9.2%, 10.7% and 11.9%, respectively, which represents $123.9 million, $118.9 million and $49.2 million, respectively, of capital in excess of the amount required to be “well capitalized” for regulatory purposes. These ratios were 9.1%, 11.0% and 12.2% as of December 31, 2005, respectively.

At March 31, 2006, shareholders' equity totaled $204.0 million, or 6.5% of total assets. Our book value per share of common stock was $38.68 as of March 31, 2006, as compared to $37.85 as of December 31, 2005, and $35.33 as of March 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in our annual report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of March 31, 2006 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting: During the quarter ended March 31, 2006, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our common stock for the fiscal quarter ended March 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2006 to January 31, 2006	23,493	$48.75	23,493	223,503
February 1, 2006 to February 28, 2006	54,370	46.29	54,370	169,133
March 1, 2006 to March 31, 2006	54,918	46.37	54,918	393,961
Total	132,781	$46.76	132,781	393,961

(1) The repurchases during January, February, and March 2006 were made under the eleventh extension of our stock repurchase program, which was announced on October 18, 2005. On March 14, 2006, the twelfth extension to the stock repurchase program was announced. The extensions authorized the repurchase of an additional 5% of the outstanding shares as of their respective authorization dates. At March 31, 2006, 393,961 shares remained available for repurchase under the eleventh and twelfth extensions.

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

ITLA CAPITAL CORPORATION

Date: May 10, 2006	/s/ George W. Haligowski
George W. Haligowski
Chairman of the Board, President and
Chief Executive Officer

Date: May 10, 2006	/s/ Timothy M. Doyle
Timothy M. Doyle
Executive Managing Director and
Chief Financial Officer

EXHIBIT INDEX
Regulation S-K Exhibit Number	Document	Reference to Prior Filling or Exhibit Number Attached Hereto

3.1	Certificate of Incorporation	**
3.2	Bylaws, as amended	****
4	Instruments Defining the Rights of Security Holders, Including Indentures	**********
10.1	2005 Re-Designated, Amended and Restated Stock Option Plan For Nonemployee Directors (“NEDP”)	******
10.2	Amended and Restated 2005 Re-Designated, Amended and Restated Employee Stock Incentive Plan (“ESIP”)	*********
10.3a	Nonqualified (Non-Employer Securities) Deferred Compensation Plan	*********
10.3b	Nonqualified (Employer Securities Only) Deferred Compensation Plan	*********
10.4	Supplemental Salary Savings Plan	*
10.5	Data Processing Agreement	*
10.6a	Amended and Restated Employment Agreement with George W. Haligowski	*********
10.6b	Non-Competition and Non-Solicitation Agreement with George W. Haligowski	*********
10.7	Change in Control Severance Agreement with Norval L. Bruce	*********
10.8	Change in Control Severance Agreement with Timothy M. Doyle	*********
10.9	Change in Control Severance Agreement with Lyle C. Lodwick	*********
10.10	Change in Control Severance Agreement with Maria P. Kunac	*********
10.11	Recognition and Retention Plan	**
10.12	Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors	*****
10.13	Amended and Restated Supplemental Executive Retirement Plan	*********
10.14	ITLA Capital Corporation Rabbi Trust Agreement	***
10.15	Amended and Restated Salary Continuation Plan	*********
10.16	Form of Incentive Stock Option Agreement under ESIP	*******
10.17	Form of Non-Qualified Stock Option Agreement under the ESIP	*******
10.18	Form of Non-Qualified Stock Option Agreement under the NEDP	********
10.19	Description of Named Executive Officer Salary, Bonus and Perquisite Arrangements for 2006	***********
10.20	Description of Director Fee Arrangements	***********
11	Statement Regarding Computation of Per Share Earnings	Not Required
15	Letter Regarding Unaudited Interim Financial Information	None
18	Letter Regarding Change in Accounting Principles	None
19	Report Furnished to Security Holders	None
22	Published Report Regarding Matters Submitted to Vote of Security Holders	None
23.1	Consent of Experts	Not Required
24	Power of Attorney	None
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	32

*	Filed as an exhibit to Imperial’s Registration Statement on Form S-1 (File No. 33-96518) filed with the Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.
* *	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on May 10, 1996, pursuant to Section 5 of the Securities Act of 1933.
* * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 1999 (File No. 0-26960).
* * * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2000 (File No. 0-26960).
* * * * *	Filed as an exhibit to Amendment No. Two to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on June 19, 1996.
* * * * * *	Filed as an appendix to the Company’s definitive proxy materials filed on June 27, 2005.
* * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 9, 2005.
* * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 4, 2005.
* * * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 24, 2006.
* * * * * * * * * *	The Company hereby agrees to furnish the SEC, upon request, copies of the instruments defining the rights of the holders of each issue of the Company's long-term debt.
* * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2005.