Form 10-Q
period 2006-06-30
ITLA CAPITAL CORP
filed 2006-08-09
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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
Number of shares of common stock of the registrant: 5,524,002 outstanding as of August 1, 2006.

ITLA CAPITAL CORPORATION
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

Forward Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, changes in economic conditions in our market areas, changes in policies by regulatory agencies, the impact of competitive loan products, loan demand risks, the quality or composition of our loan or investment portfolios, increased costs from pursuing the national expansion of our real estate lending platform and operational challenges inherent in implementing this expansion strategy, fluctuations in interest rates and changes in the relative differences between short and long-term interest rates, levels of non-performing assets and other loans of concern, and operating results, the economic impact of any terrorist actions on our loan originations and loan repayments and other risks detailed from time to time in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2006 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to ITLA Capital Corporation and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	December 31,
	(unaudited)	2005
	(in thousands, except share data)
Assets
Cash and cash equivalents	$144,097	$93,747
Investment securities available-for-sale, at fair value	93,084	92,563
Investment securities held-to-maturity, at amortized cost	217,460	233,880
Stock in Federal Home Loan Bank	47,719	43,802
Loans, net (net of allowance for loan losses of $46,655 and $43,817 as of June 30, 2006 and December 31, 2005, respectively)	2,632,749	2,523,480
Interest receivable	17,323	16,287
Other real estate owned, net	5,707	3,960
Premises and equipment, net	7,290	6,718
Deferred income taxes	12,828	12,717
Goodwill	3,118	3,118
Other assets	20,775	20,924
Total assets	$3,202,150	$3,051,196

Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$1,811,009	$1,735,428
Federal Home Loan Bank advances and other borrowings	1,075,891	992,557
Accounts payable and other liabilities	19,727	32,130
Junior subordinated debentures	86,600	86,600
Total liabilities	2,993,227	2,846,715

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 8,987,998 and 8,978,998 issued as of June 30, 2006 and December 31, 2005, respectively	78,458	78,004
Retained earnings	231,509	220,095
Accumulated other comprehensive loss, net	(434)	(364)
	309,533	297,735
Less treasury stock, at cost 3,732,251 and 3,576,695 shares as of June 30, 2006 and December 31, 2005, respectively	(100,610)	(93,254)

Total shareholders' equity	208,923	204,481

Total liabilities and shareholders' equity	$3,202,150	$3,051,196

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2006	2005	2006	2005
	(in thousands, except per share data)
Interest income:
Loans, including fees	$51,082	$37,210	$98,219	$69,121
Cash and investment securities	4,678	4,470	8,969	9,311

Total interest income	55,760	41,680	107,188	78,432

Interest expense:
Deposit accounts	19,773	11,897	36,971	21,395
Federal Home Loan Bank advances and other borrowings	9,977	5,900	19,339	9,732
Junior subordinated debentures	2,026	1,754	3,984	3,434

Total interest expense	31,776	19,551	60,294	34,561

Net interest income before provision for loan losses	23,984	22,129	46,894	43,871

Provision for loan losses	1,500	1,500	2,250	2,250

Net interest income after provision for loan losses	22,484	20,629	44,644	41,621

Non-interest income:
Late and collection fees	261	130	484	203
Other	346	379	840	286

Total non-interest income	607	509	1,324	489

Non-interest expense:
Compensation and benefits	5,075	5,376	11,095	11,267
Occupancy and equipment	1,876	1,750	3,682	3,401
Other	4,882	3,943	9,093	7,631

Total general and administrative	11,833	11,069	23,870	22,299

Real estate owned expense, net	(177)	—	(71)	—
Gain on sale of other real estate owned, net	—	—	—	(11)

Total real estate owned expense, net	(177)	—	(71)	(11)

Total non-interest expense	11,656	11,069	23,799	22,288

Income before provision for income taxes	11,435	10,069	22,169	19,822
Provision for income taxes	4,689	4,230	9,091	8,332

NET INCOME	$6,746	$5,839	$13,078	$11,490

Basic earnings per share	$1.22	$1.01	$2.34	$1.99

Diluted earnings per share	$1.18	$0.98	$2.28	$1.90

Dividends declared per share of common stock	$0.15	$—	$0.30	$—

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30,
	2006	2005
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$13,078	$11,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,349	1,232
Amortization of premium on purchased loans	2,349	1,078
Accretion of deferred loan origination fees, net of costs	(1,728)	(1,391)
Provision for loan losses	2,250	2,250
Other, net	(998)	(418)
Increase in interest receivable	(1,036)	(3,267)
Decrease in other assets	149	1,848
(Decrease) increase in accounts payable and other liabilities	(13,235)	3,054

Net cash provided by operating activities	2,178	15,876

Cash Flows From Investing Activities:
Purchases of investment securities available-for-sale	(14,863)	(22,876)
Proceeds from maturity and calls of investment securities available-for-sale	14,235	2,219
Purchases of investment securities held-to-maturity	(7,771)	—
Proceeds from the maturity and redemption of investment securities held-to-maturity	24,138	26,273
Purchase of stock in Federal Home Loan Bank	(2,800)	(10,221)
Purchase of loans	(226,436)	(493,171)
Other decreases (increases) in loans, net	112,549	(75,458)
Proceeds from sale of other real estate owned	—	81
Cash paid for capital expenditures	(1,921)	(1,485)

Net cash used in investing activities	(102,869)	(574,638)

Cash Flows From Financing Activities:
Proceeds and excess tax benefits from exercise of employee stock options	314	3,026
Cash paid to acquire treasury stock	(7,356)	(13,954)
Cash paid for dividends	(832)	—
Increase in deposit accounts	75,581	284,777
Net proceeds from (repayments of) short-term borrowings	31,795	(166,000)
Proceeds from long-term borrowings	89,869	397,554
Repayments of long-term borrowings	(38,330)	(1,100)

Net cash provided by financing activities	151,041	504,303

Net increase (decrease) in cash and cash equivalents	50,350	(54,459)
Cash and cash equivalents at beginning of period	93,747	87,580

Cash and cash equivalents at end of period	$144,097	$33,121

Supplemental Cash Flow Information:
Cash paid during the period for interest	$58,405	$33,756
Cash paid during the period for income taxes	$9,816	$8,429
Non-Cash Investing and Financing Transactions:
Loans transferred to other real estate owned	$1,747	$70
Cash dividends declared but not yet paid	$832	$—

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of ITLA Capital Corporation and subsidiaries (the “Company”) included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the results of operations and financial position of the Company, as of the dates and for the interim periods indicated. The unaudited consolidated financial statements include the accounts of ITLA Capital Corporation and its wholly-owned subsidiaries, Imperial Capital Bank (the “Bank”) and Imperial Capital Real Estate Investment Trust (“Imperial Capital REIT”).

All intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain amounts in prior periods have been reclassified to conform to the presentation in the current periods. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations for the remainder of the year.

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, which requires the recognition of the expense related to the fair value of stock-based compensation awards within the consolidated statement of income. The Company elected the modified prospective transition method as permitted by SFAS No. 123(R), and accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all unvested stock-based compensation awards granted prior to January 1, 2006, for which the requisite service has not been performed, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 will be based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Total stock-based compensation expense included in our consolidated statements of income for the three and six months ended June 30, 2006 was approximately $71,000 ($42,000, net of tax or $0.01 per diluted share) and $139,000 ($83,000, net of tax or $0.01 per diluted share), respectively. No stock-based compensation expense were included in the consolidated statements of income for the three and six months ended June 30, 2005. Unrecognized stock-based compensation expenses related to unvested stock options was approximately $194,000 at June 30, 2006. At that date, the weighted-average period over which the unrecognized expense is expected to be recognized is 2.9 years.

Prior to the adoption of SFAS No. 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS No. 123(R), for the three and six months ended June 30, 2006, the presentation of our statement of cash flows has changed from prior periods to report the excess tax benefits from the exercise of stock options as financing cash flows. For the three and six months ended June 30, 2006, $63,000 and $92,000, respectively, of excess tax benefits were reported as financing cash flows.

The table below illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three and six months ended June 30, 2005.

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
	(in thousands, except per share data)

Net income, as reported	$5,839	$11,490
Less: Stock-based employee compensation expense determined under the fair value method, net of tax benefit of $264 and $307, respectively	396	461
Pro forma net income	$5,443	$11,029
Earnings per share:
Basic - as reported	$1.01	$1.99
Basic - pro forma	$0.95	$1.91
Diluted - as reported	$0.98	$1.90
Diluted - pro forma	$0.91	$1.83

The fair value of each option grant was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for option grants:

	Weighted-Average Assumptions for Option Grants
	2006	2005

Dividend Yield	1.20%	0.00%
Expected Volatility	22.94%	36.06%
Risk-Free Interest Rates	5.00%	3.89%
Expected Lives	Five Years	Seven Years

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

The following is a reconciliation of the calculation of Basic EPS and Diluted EPS:

	Net Income	Weighted- Average Shares Outstanding	Per Share Amount
	(in thousands, except share data)
For the Three Months Ended June 30,
2006
Basic EPS	$6,746	5,550	$1.22
Effect of dilutive stock options	—	147	(0.04)
Diluted EPS	$6,746	5,697	$1.18

2005
Basic EPS	$5,839	5,755	$1.01
Effect of dilutive stock options	—	212	(0.03)
Diluted EPS	$5,839	5,967	$0.98
For the Six Months Ended June 30,
2006
Basic EPS	$13,078	5,587	$2.34
Effect of dilutive stock options	—	144	(0.06)
Diluted EPS	$13,078	5,731	$2.28

2005
Basic EPS	$11,490	5,780	$1.99
Effect of dilutive stock options	—	256	(0.09)
Diluted EPS	$11,490	6,036	$1.90

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income, which encompasses net income and the net change in unrealized gains (losses) on investment securities available-for-sale, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)

Net Income	$6,746	$5,839	$13,078	$11,490
Other comprehensive (loss) income:
Change in unrealized gains (losses) on investment securities available-for-sale, net of tax benefit (expense) of $51 and $(107) for the three months ended June 30, 2006 and 2005, respectively, and net of tax benefit of $48 and $137 for the six months ended June 30, 2006 and 2005, respectively.	(76)	162	(70)	(209)

Comprehensive Income	$6,670	$6,001	$13,008	$11,281

NOTE 5 - IMPAIRED LOANS RECEIVABLE

As of June 30, 2006 and December 31, 2005, the recorded investment in impaired loans was $33.3 million and $36.3 million, respectively. The average recorded investment in impaired loans was $33.4 million and $33.1 million, respectively, for the three and six months ended June 30, 2006 and $25.1 million and $21.7 million, respectively, for the same periods last year. Interest income recognized on impaired loans totaled $208,000 and $329,000, respectively, for the three and six months ended June 30, 2006 as compared to $219,000 and $313,000 for the same periods last year.

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

At June 30, 2006 and December 31, 2005, key economic assumptions and the sensitivity of the current fair value of the residual interest based on projected cash flows to immediate adverse changes in those assumptions are as follows:

	June 30, 2006	December 31, 2005
	(dollars in thousands)

Fair value of retained interest	$2,814	$3,570
Weighted average life (in years) - securities	0.54	0.56
Weighted average life (in years) - residual interest	2.76	2.92
Weighted average annual prepayment speed	40.0%	40.0%
Impact of 10% adverse change	$(22)	$(22)
Impact of 25% adverse change	$(45)	$(34)
Weighted average annual discount rate	13.0%	13.0%
Impact of 10% adverse change	$(88)	$(117)
Impact of 25% adverse change	$(214)	$(284)
Weighted average lifetime credit losses	20.2%	14.3%
Impact of 10% adverse change	$(114)	$(79)
Impact of 25% adverse change	$(290)	$(211)

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

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” — an amendment of SFAS Nos. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company adopted SFAS No. 155 effective January 1, 2006. The adoption of SFAS No. 155 did not have a material impact on the Company’s financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement is effective for fiscal years beginning after September 15, 2006. Management does not expect the adoption of SFAS No. 156 to have a material impact on the Company’s financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact of the adoption of FIN 48 on the Company’s financial condition and results of operations.

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

Transactions between the reportable segment of the Company and its other operating segments are made at terms which approximate arm’s-length transactions and in accordance with accounting principles generally accepted in the United States. There is no significant difference between the measurement of the reportable segments profits and losses disclosed below and the measurement of profits and losses in the Company’s consolidated statements of income. Accounting allocations are made in the same manner for all operating segments.

	Lending
	Operations	All Other	Eliminations	Consolidated
	(in thousands)
For the three months ended June 30,
2006
Revenues from external customers	$56,441	$(74)	$—	$56,367
Total interest income	55,632	128	—	55,760
Total interest expense	29,750	2,026	—	31,776
Net income	8,504	(1,758)	—	6,746

2005
Revenues from external customers	$41,707	$482	$—	$42,189
Total interest income	41,279	401	—	41,680
Total interest expense	17,797	1,754	—	19,551
Net income	7,177	(1,338)	—	5,839

For the six months ended June 30,
2006
Revenues from external customers	$108,369	$143	$—	$108,512
Total interest income	106,894	294	—	107,188
Total interest expense	56,310	3,984	—	60,294
Net income	16,302	(3,224)	—	13,078

2005
Revenues from external customers	$77,874	$1,047	$—	$78,921
Total interest income	77,020	1,412	—	78,432
Total interest expense	31,127	3,434	—	34,561
Net income	14,008	(2,518)	—	11,490

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to identify the major factors that affected our financial condition and results of operations as of and for the three and six months ended June 30, 2006.

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

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting polices related to the allowance for loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. We also consider accounting policies related to stock-based compensation to be critical due to the adoption of SFAS No. 123(R), which has significantly changed the way we account for stock-based compensation. Additionally, we also consider our accounting polices related to other real estate owned to be critical due to the potential significance of these activities and the estimates involved.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Executive Summary

Consolidated net income and diluted EPS were $6.7 million and $1.18, respectively, for the three months ended June 30, 2006, compared to $5.8 million and $0.98, respectively, for the same period last year.

Net interest income before provision for loan losses increased to $24.0 million for the quarter ended June 30, 2006 compared to $22.1 million for the same period last year. The increase was primarily caused by additional interest income earned due to the growth in the average balance of our loan portfolio and variable rate loans repricing to higher current market interest rates, partially offset by additional interest expense incurred due to the growth in the average balance of interest bearing liabilities, deposits repricing to higher current market interest rates, and the addition of new borrowings at higher current market interest rates.

The return on average assets was 0.88% for the three months ended June 30, 2006, compared to 0.91% for the same period last year. The decrease in the return on average assets ratio was primarily due to the increase in average total assets, which increased to $3.1 billion for the three months ended June 30, 2006 as compared to $2.6 billion for the same period last year, as well as continued net interest margin compression and narrowing interest rate spreads caused by competitive pricing pressures and a higher aggregate amount of lower yielding multi-family loans. The return on average shareholders’ equity was 13.06% for the three months ended June 30, 2006, compared 11.99% for the same period last year.

Loan originations were $238.7 million for the quarter ended June 30, 2006, compared to $258.8 million for the same period last year. During the current quarter, the Bank originated $168.0 million of commercial real estate loans, $50.4 million of small balance multi-family real estate loans, and $20.3 million of entertainment finance loans. Loan originations for the same period last year consisted of $145.1 million of commercial real estate loans, $80.1 million of small balance multi-family real estate loans, $31.6 million of entertainment finance loans, and $2.0 million of franchise loans. In addition, the Bank’s wholesale loan operations acquired $122.9 million and $301.0 million of commercial and multi-family real estate loans during the quarters ended June 30, 2006 and 2005, respectively.

Net Interest Income and Margin

The following table presents for the three months ended June 30, 2006 and 2005, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

	For the Three Months Ended June 30,
	2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Cash and investment securities	$428,488	$4,678	4.38%	$443,035	$4,470	4.05%
Loans receivable:
Real estate loans	2,563,859	49,526	7.75%	1,862,892	32,020	6.89%
Other loans	72,328	1,556	8.63%	246,569	5,190	8.44%
Total loans receivable	2,636,187	51,082	7.77%	2,109,461	37,210	7.08%

Total interest earning assets	3,064,675	$55,760	7.30%	2,552,496	$41,680	6.55%
Non-interest earning assets	68,229			48,556
Allowance for loan losses	(45,951)			(36,755)
Total assets	$3,086,953			$2,564,297

Liabilities and Shareholders’ Equity
Interest bearing deposit accounts:
Interest bearing demand	$30,541	$211	2.77%	$53,878	$320	2.38%
Money market and passbook	212,145	2,307	4.36%	171,425	1,223	2.86%
Time certificates	1,540,731	17,255	4.49%	1,326,175	10,354	3.13%
Total interest bearing deposit accounts	1,783,417	19,773	4.45%	1,551,478	11,897	3.08%
FHLB advances and other borrowings	965,379	9,977	4.15%	690,322	5,900	3.43%
Junior subordinated debentures	86,600	2,026	9.38%	86,600	1,754	8.12%

Total interest bearing liabilities	2,835,396	$31,776	4.50%	2,328,400	$19,551	3.37%
Non-interest bearing demand accounts	13,362			15,036
Other non-interest bearing liabilities	30,937			25,459
Shareholders’ equity	207,258			195,402
Total liabilities and shareholders’ equity	$3,086,953			$2,564,297
Net interest spread (1)			2.80%			3.18%

Net interest income before provision for loan losses		$23,984			$22,129
Net interest margin (2)			3.14%			3.48%

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

	For the Three Months Ended June 30, 2006 and 2005
	Increase (Decrease) Due to:
	Rate	Volume	Total
	(in thousands)
Interest and fees earned from:
Cash and investment securities	$358	$(150)	$208
Loans	3,894	9,978	13,872

Total increase in interest income	4,252	9,828	14,080

Interest paid on:
Deposit accounts	5,895	1,981	7,876
FHLB advances and other borrowings	1,407	2,670	4,077
Junior subordinated debentures	272	—	272

Total increase in interest expense	7,574	4,651	12,225

Increase (decrease) in net interest income	$(3,322)	$5,177	$1,855

Total interest income increased $14.1 million to $55.8 million during the current quarter as compared to $41.7 million for the same period last year. The increase in interest income was primarily attributable to a $526.7 million increase in the average balance of total loans receivable and a 69 basis point increase in the average yield earned on total loans receivable.

The average balance of cash and investment securities decreased to $428.5 million in the second quarter of 2006 compared to $443.0 million during the same period last year. The decrease in average cash and investment securities was primarily due to a decrease in the average balance of higher yielding investment securities held-to-maturity, partially offset by an increase in investment securities available-for-sale, and cash and cash equivalents as compared to the same period last year. The average yield earned on cash and investments increased to 4.38% during the current quarter as compared to 4.05% for the same period last year.

The average aggregate balance of our loan portfolio was $2.6 billion and $2.1 billion for the three months ended June 30, 2006 and 2005, respectively. Commercial real estate and construction loans had an average aggregate balance of $866.8 million during the quarter ended June 30, 2006 compared to $814.7 million during the same period last year. Multi-family real estate loans had an average aggregate balance of $1.6 billion during the quarter ended June 30, 2006 compared to $1.0 billion during the same period last year. Single-family residential loans had an average aggregate balance of $79.1 million during the quarter ended June 30, 2006 compared to $254,000 during the same period last year. This increase reflects the opportunistic purchase of a single-family residential loan portfolio during the quarter ended September 30, 2005. The average aggregate balance of entertainment finance loans was $53.0 million and $93.0 million during the quarters ended June 30, 2006 and 2005, respectively. The average aggregate balance of franchise loans was $12.6 million and $137.7 million during the quarters ended June 30, 2006 and 2005, respectively. As part of our exit from this line of business, we sold approximately $110.0 million, or 89.0%, of our franchise loan portfolio during the quarter ended December 31, 2005.

The average yield earned on total loans increased to 7.77% during the quarter ended June 30, 2006 as compared to 7.08% during the same period last year. The increase in yield was primarily due to adjustable rate loans repricing to higher current interest rates. A majority of our loan portfolio is comprised of adjustable rate loans indexed to either six month LIBOR or the Prime Rate, most with interest rate floors and caps below and above which the loan’s contractual interest rate may not adjust. Approximately 57.5% of our loan portfolio was adjustable at June 30, 2006, and approximately 40.8% of the loan portfolio was comprised of hybrid loans, which after an initial fixed rate period of three or five years, will convert to an adjustable interest rate for the remaining term of the loan. Our adjustable rate loans generally reprice on a quarterly or semi-annual basis with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan. At June 30, 2006, approximately $2.4 billion, or 92.8%, of our adjustable and hybrid loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates. At June 30, 2006, the weighted average floor interest rate of these loans was 6.01%. At that date, approximately $62.0 million, or 2.4%, of these loans were at their floors at the end of the quarter. At June 30, 2006, 60.2% of the adjustable rate loans outstanding had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on our adjustable rate loan portfolio was 11.60% at that date.

Total interest expense increased by $12.2 million to $31.8 million during the current quarter, compared to $19.6 million for the same period last year. The increase in interest expense was primarily attributable to an increase of $507.0 million in the average balance of interest bearing liabilities, which was caused by the increase in deposits and FHLB advances and other borrowings, and a 113 basis point increase in the rate paid on interest bearing liabilities, which was primarily caused by deposits repricing to higher current market interest rates, as well as the addition of new borrowings and deposits at higher current market interest rates.

Our average cost of funds increased to 4.50% during the three months ended June 30, 2006, compared to 3.37% for the same period last year. As discussed above, the increase in the average funding costs was primarily due to deposits repricing to higher current market interest rates, and the addition of FHLB advances and other borrowings at higher current market interest rates. The average rate paid on deposit accounts was 4.45% during the three months ended June 30, 2006 as compared to 3.08% for the same period last year. The average balance of deposit accounts increased $231.9 million to $1.8 billion for the three months ended June 30, 2006 as compared to $1.6 billion for the same period last year. The average rate paid on FHLB advances and other borrowings was 4.15% during the three months ended June 30, 2006 compared to 3.43% for the same period last year. FHLB advances and other borrowings averaged $965.4 million during the current quarter, compared to $690.3 million for the same period last year.

Net interest margin decreased to 3.14% for the three months ended June 30, 2006 as compared to 3.48% for the same period last year. This decrease was caused by an 38 basis point decline in our net interest spread and a $512.2 million increase in our average interest earning assets.

Provision for Loan Losses

Management periodically assesses the adequacy of the allowance for loan losses by reference to certain quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements:

·	the risk characteristics of various classifications of loans;
·	general portfolio trends relative to asset and portfolio size;
·	asset categories;
·	potential credit and geographic concentrations;
·	delinquency trends and nonaccrual loan levels;
·	historical loss experience and risks associated with changes in economic, social and business conditions; and
·	the underwriting standards in effect when the loan was made.

Accordingly, the evaluation of the adequacy of the allowance for loan losses is not based solely on the level of nonperforming assets. The quantitative factors, included above, are utilized by our management to identify two different risk groups (1) individual loans (loans with specifically identifiable risks); and (2) homogeneous loans (groups of loans with similar characteristics). We base the allocation for individual loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. We then assign each risk-rating grade a loss ratio, which is determined based on the experience of management and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or based on the underlying collateral value. Based on management’s experience, we also assign loss ratios to groups of loans. These loss ratios are assigned to the various homogenous categories of the portfolio.

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

Management believes that our allowance for loan losses as of June 30, 2006 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The consolidated provision for loan losses totaled $1.5 million for each of the quarters ended June 30, 2006 and 2005, respectively. The provision for loan losses was recorded based on an analysis of the factors referred to above. The allowance for loan losses as a percentage of our total loans was 1.74% and 1.71% at June 30, 2006 and December 31, 2005, respectively. During the quarter ended June 30, 2006, we had net loan charge-offs of $297,000, compared to net loan charge-offs of $15,000 during the same period last year. See also - “Financial Condition - Credit Risk”.

Non-Interest Income

Non-interest income increased to $607,000 during the quarter ended June 30, 2006 as compared to $509,000 for the same period last year. Non-interest income primarily consists of late fees and other miscellaneous fees earned on customer accounts. See also - “Notes to the Unaudited Consolidated Financial Statements - Note 6 - Residual Interest in Securitization”.

Non-Interest Expense

Non-interest expense totaled $11.7 million for the current quarter, compared to $11.1 million for the same period last year. Our efficiency ratio (defined as general and administrative expenses as a percentage of net revenue) improved to 48.1% for the quarter ended June 30, 2006, as compared to 48.9% for the same period last year.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Executive Summary

Consolidated net income totaled $13.1 million for the six months ended June 30, 2006 compared to $11.5 million for the same period last year. Diluted EPS was $2.28 for the six months ended June 30, 2006 compared to $1.90 for the same period last year.

Net interest income before provision for loan losses increased to $46.9 million for the six months ended June 30, 2006 compared to $43.9 million for the same period last year. The increase was primarily caused by additional interest income earned due to the growth in the average balance of our loan portfolio and variable rate loans repricing to higher current market interest rates, partially offset by additional interest expense incurred due to the growth in the average balance of interest bearing liabilities as compared to the same period last year, deposits repricing to higher current market interest rates, and the addition of new borrowings at higher current market interest rates.

The return on average assets was 0.87% for the six months ended June 30, 2006, compared to 0.96% for the same period last year. The decrease in the return on average assets ratio was primarily due to the increase in average total assets, which increased to $3.0 billion for the six months ended June 30, 2006 as compared to $2.4 billion for the same period last year, as well as continued net interest margin compression and narrowing interest rate spreads caused by competitive pricing pressures and a higher aggregate amount of lower yielding multi-family loans. The return on average shareholders’ equity was 12.79% for the six months ended June 30, 2006, compared 11.86% for the same period last year.

Loan originations were $436.0 million for the six months ended June 30, 2006, compared to $385.1 million for the same period last year. During the current six month period, the Bank originated $288.6 million of commercial real estate loans, $116.4 million of small balance multi-family real estate loans, and $31.0 million of entertainment finance loans. Loan originations for the same period last year consisted of $186.3 million of commercial real estate loans, $149.4 million of small balance multi-family real estate loans, $47.0 million of entertainment finance loans, and $2.4 million of franchise loans. In addition, the Bank’s wholesale loan operations acquired $226.4 million and $493.2 million of commercial and multi-family real estate loans during the six months ended June 30, 2006 and 2005, respectively.

Net Interest Income and Margin

The following table presents for the six months ended June 30, 2006 and 2005, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

	For the Six Months Ended June 30,
	2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Cash and investment securities	$418,229	$8,969	4.32%	$429,743	$9,311	4.37%
Loans receivable:
Real estate loans	2,514,072	94,979	7.62%	1,718,277	58,884	6.91%
Other loans	77,273	3,240	8.46%	248,977	10,237	8.29%
Total loans receivable	2,591,345	98,219	7.64%	1,967,254	69,121	7.09%

Total interest earning assets	3,009,574	$107,188	7.18%	2,396,997	$78,432	6.60%
Non-interest earning assets	66,869			48,386
Allowance for loan losses	(45,322)			(36,322)
Total assets	$3,031,121			$2,409,061

Liabilities and Shareholders’ Equity
Interest bearing deposit accounts:
Interest bearing demand	$33,328	$458	2.77%	$61,197	$681	2.24%
Money market and passbook	206,321	4,219	4.12%	168,782	2,209	2.64%
Time certificates	1,503,404	32,294	4.33%	1,261,224	18,505	2.96%
Total interest bearing deposit accounts	1,743,053	36,971	4.28%	1,491,203	21,395	2.89%
FHLB advances and other borrowings	950,113	19,339	4.10%	594,958	9,732	3.30%
Junior subordinated debentures	86,600	3,984	9.28%	86,600	3,434	8.00%

Total interest bearing liabilities	2,779,766	$60,294	4.37%	2,172,761	$34,561	3.21%
Non-interest bearing demand accounts	13,927			14,517
Other non-interest bearing liabilities	31,269			26,397
Shareholders’ equity	206,159			195,386
Total liabilities and shareholders’ equity	$3,031,121			$2,409,061
Net interest spread (1)			2.81%			3.39%

Net interest income before provision for loan losses		$46,894			$43,871
Net interest margin (2)			3.14%			3.69%

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

	For the Six Months Ended June 30, 2006 and 2005
	Increase (Decrease) Due to:
	Rate	Volume	Total
	(in thousands)
Interest and fees earned from:
Cash and investment securities	$(103)	$(239)	$(342)
Loans	5,717	23,381	29,098

Total increase in interest income	5,614	23,142	28,756

Interest paid on:
Deposit accounts	11,528	4,048	15,576
FHLB advances and other borrowings	2,774	6,833	9,607
Junior subordinated debentures	550	—	550

Total increase in interest expense	14,852	10,881	25,733

Increase (decrease) in net interest income	$(9,238)	$12,261	$3,023

Total interest income increased $28.8 million to $107.2 million during the six months ended June 30, 2006 as compared to $78.4 million for the same period last year. The increase in interest income was primarily attributable to a $624.1 million increase in the average balance of total loans receivable and a 55 basis point increase in the average yield earned on total loans receivable.

The average balance of cash and investment securities decreased to $418.2 million for the six months ended June 30, 2006 compared to $429.7 million during the same period last year. The decrease in average cash and investment securities was primarily due to a decrease in the average balance of higher yielding investment securities held-to-maturity, partially offset by an increase in investment securities available-for-sale, and cash and cash equivalents as compared to the same period last year. The average yield earned on cash and investments decreased to 4.32% during the six months ended June 30, 2006 as compared to 4.37% for the same period last year.

The average aggregate balance of our loan portfolio was $2.6 billion and $2.0 billion for the six months ended June 30, 2006 and 2005, respectively. Commercial real estate and construction loans had an average aggregate balance of $832.6 million during the six months ended June 30, 2006 compared to $773.9 million during the same period last year. Multi-family real estate loans had an average aggregate balance of $1.6 billion during the six months ended June 30, 2006 compared to $944.0 million during the same period last year. Single-family residential loans had an average aggregate balance of $88.1 million during the six months ended June 30, 2006 compared to $399,000 during the same period last year. This increase reflects the opportunistic purchase of a single-family residential loan portfolio during the quarter ended September 30, 2005. The average aggregate balance of entertainment finance loans was $56.3 million and $96.2 million during the six months ended June 30, 2006 and 2005, respectively. The average aggregate balance of franchise loans was $12.7 million and $137.7 million during the six months ended June 30, 2006 and 2005, respectively. As part of our exit from this line of business, we sold approximately $110.0 million, or 89.0%, of our franchise loan portfolio during the quarter ended December 31, 2005.

The average yield earned on total loans increased to 7.64% during the six months ended June 30, 2006 as compared to 7.09% during the same period last year. The increase in yield was primarily due to adjustable rate loans repricing to higher current interest rates.

Total interest expense increased by $25.7 million to $60.3 million for the six months ended June 30, 2006 as compared to $34.6 million for the same period last year. The increase in interest expense was primarily attributable to an increase of $607.0 million in the average balance of interest bearing liabilities, which was caused by the increase in deposits and FHLB advances and other borrowings, and a 116 basis point increase in the rate paid on interest bearing liabilities, which was primarily caused by deposits repricing to higher current market interest rates, as well as the addition of new borrowings and deposits at higher current market interest rates.

Our average cost of funds increased to 4.37% during the six months ended June 30, 2006, compared to 3.21% for the same period last year. As discussed above, the increase in the average funding costs was primarily due to deposits repricing to higher current market interest rates, and the addition of FHLB advances and other borrowings at higher current market interest rates. The average rate paid on deposit accounts was 4.28% during the six months ended June 30, 2006 as compared to 2.89% for the same period last year. The average balance of deposit accounts increased $251.9 million to $1.7 billion for the six months ended June 30, 2006 as compared to $1.5 billion for the same period last year. The average rate paid on FHLB advances and other borrowings was 4.10% during the six months ended June 30, 2006 compared to 3.30% for the same period last year. FHLB advances and other borrowings averaged $950.1 million during the current quarter, compared to $595.0 million for the same period last year.

Net interest margin decreased to 3.14% for the six months ended June 30, 2006 as compared to 3.69% for the same period last year. This decrease was caused by a 58 basis point decline in our net interest spread and a $612.6 million increase in our average interest earning assets.

Provision for Loan Losses

The consolidated provision for loan losses totaled $2.3 million for each of the six months ended June 30, 2006 and 2005, respectively. The provision for loan losses was recorded based on an analysis of the factors referred to above in the discussion regarding the three months ended June 30, 2006 and 2005. During the six months ended June 30, 2006, we had net loan recoveries of $588,000, compared to net loan charge-offs of $331,000 during the same period last year.

Non-Interest Income

Non-interest income increased to $1.3 million during the six months ended June 30, 2006 as compared to $489,000 for the same period last year. This increase was attributable to additional fees earned on customer accounts during the current period, and a valuation adjustment recorded during the same period last year related to an impairment recognized on the Company’s residual interest in the 2002 securitization of our residential loan portfolio. See also - “Notes to the Unaudited Consolidated Financial Statements - Note 6 - Residual Interest in Securitization”.

Non-Interest Expense

Non-interest expense totaled $23.8 million for the six months ended June 30, 2006, compared to $22.3 million for the same period last year. Our efficiency ratio was 49.5% for the six months ended June 30, 2006, as compared to 50.3% for the same period last year.

FINANCIAL CONDITION

Total assets increased to $3.2 billion at June 30, 2006 as compared to $3.1 billion at December 31, 2005. The increase in total assets was primarily due to a $112.1 million increase in our loan portfolio and a $50.4 million increase in cash and cash equivalents, partially offset by a $16.4 million decline in investment securities held-to-maturity and a $2.8 million increase in the allowance for loan losses. The increase in the loan portfolio was primarily due to the loan production of $662.4 million. At June 30, 2006, gross loans totaled $2.7 billion, including approximately $2.6 billion of real estate loans, $53.7 million of entertainment finance loans, and $20.9 million of other loans. Total deposit accounts increased to $1.8 billion at June 30, 2006 from $1.7 billion at December 31, 2005. Management believes that a significant portion of deposits will remain with us upon maturity based on our historical experience regarding retention of deposits. FHLB advances and other borrowings increased to $1.1 billion at June 30, 2006, compared to $992.6 million at December 31, 2005.

CREDIT RISK

Nonperforming Assets, Other Loans of Concern and Allowance for Loan Losses

The following table sets forth our nonperforming assets by category and troubled debt restructurings as of the dates indicated.

	June 30, 2006	December 31, 2005
	(dollars in thousands)
Nonaccrual loans:
Real estate	$6,472	$6,117
Franchise	7,314	7,366
Entertainment finance	10,177	10,780
Total nonaccrual loans	23,963	24,263
Other real estate owned, net	5,707	3,960
Total nonperforming assets	29,670	28,223
Performing troubled debt restructurings	8,099	10,758
Total nonperforming assets and performing troubled debt restructurings	$37,769	$38,981

Nonaccrual loans to total loans	0.90%	0.95%
Allowance for loan losses to nonaccrual loans	194.70%	180.59%
Nonperforming assets to total assets	0.93%	0.92%

As of June 30, 2006 and December 31, 2005, other loans of concern totaled $54.0 million and $66.4 million, respectively. Other loans of concern, which includes performing troubled debt restructurings, consist of loans with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category. The decrease in other loans of concern for the six months ended June 30, 2006 was primarily due to $27.3 million of loan repayments, $5.8 million of loans being upgraded, and $5.3 million of loans being transferred to nonperforming assets, partially offset by $26.0 million of new other loans of concern.

The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

	For the Six Months Ended June 30, 2006	For the Year Ended December 31, 2005	For the Six Months Ended June 30, 2005
	(dollars in thousands)

Balance at beginning of period	$43,817	$35,483	$35,483
Provision for loan losses	2,250	10,250	2,250
Charge-offs	(533)	(2,430)	(709)
Recoveries	1,121	514	378
Net recoveries (charge-offs)	588	(1,916)	(331)

Balance at end of period	$46,655	$43,817	$37,402

Allowance for loan losses as a percentage of loans, net	1.74%	1.71%	1.56%

Liquidity

Liquidity refers to our ability to maintain cash flows adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans. We maintain a cash and investment securities portfolio designed to satisfy operating liquidity requirements while preserving capital and maximizing yield. As of June 30, 2006, we held $144.1 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $93.1 million of investment securities classified as available-for-sale.

Short-term fixed income investments classified as cash equivalents consisted of interest bearing deposits at financial institutions, overnight repurchase agreement investments, government money market funds and short-term government agency securities, while investment securities available-for-sale consisted primarily of fixed income instruments, which were rated “AAA”, or equivalent by nationally recognized rating agencies. In addition, our liquidity position is supported by a credit facility with the Federal Home Loan Bank of San Francisco. As of June 30, 2006, we had remaining available borrowing capacity under this credit facility of $230.9 million, net of the $12.2 million of additional Federal Home Loan Bank stock that we would be required to purchase to support those additional borrowings. We also had available $80.0 million of uncommitted, unsecured lines of credit with three unaffiliated financial institutions, and a $25.0 million revolving credit facility with an unaffiliated financial institution.

Capital Resources

The Company, the Bank’s holding company, had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at June 30, 2006 of 8.9%, 10.9% and 12.7%, respectively, which represents $120.8 million, $123.0 million and $68.8 million, respectively, of capital in excess of the amount required to be “well capitalized.” These ratios were 9.1%, 11.0% and 13.0% as of December 31, 2005, respectively.

The Bank had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at June 30, 2006 of 9.1%, 11.1% and 12.3%, respectively, which represents $125.7 million, $127.9 million and $58.8 million, respectively, of capital in excess of the amount required to be “well capitalized” for regulatory purposes. These ratios were 9.1%, 11.0% and 12.2% as of December 31, 2005, respectively.

At June 30, 2006, shareholders' equity totaled $208.9 million, or 6.5% of total assets. Our book value per share of common stock was $39.75 as of June 30, 2006, as compared to $37.85 as of December 31, 2005, and $36.14 as of June 30, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in our annual report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of June 30, 2006 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting: During the quarter ended June 30, 2006, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our common stock for the fiscal quarter ended June 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2006 to April 30, 2006	—	$—	—	393,961
May 1, 2006 to May 31, 2006	—	—	—	393,961
June 1, 2006 to June 30, 2006	22,775	50.40	22,775	371,186
Total	22,775	$50.40	22,775	371,186

(1) The repurchases during the three months ended June 30, 2006 were made under the eleventh extension of our stock repurchase program, which was announced on October 18, 2005. On March 14, 2006, the twelfth extension to the stock repurchase program was announced. The extensions authorized the repurchase of an additional 5% of the outstanding shares as of their respective authorization dates. At June 30, 2006, 371,186 shares remained available for repurchase under the eleventh and twelfth extensions.

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

ITLA CAPITAL CORPORATION

Date: August 9, 2006	/s/ George W. Haligowski
George W. Haligowski
Chairman of the Board, President and
Chief Executive Officer

Date: August 9, 2006	/s/ Timothy M. Doyle
Timothy M. Doyle
Executive Managing Director and
Chief Financial Officer

EXHIBIT INDEX
Regulation S-K Exhibit Number	Document	Reference to Prior Filling or Exhibit Number Attached Hereto

3.1	Certificate of Incorporation	**
3.2	Bylaws, as amended	***
4	Instruments Defining the Rights of Security Holders, Including Indentures	*********
10.1	2005 Re-Designated, Amended and Restated Stock Option Plan For Nonemployee Directors (“NEDP”)	*****
10.2	Amended and Restated 2005 Re-Designated, Amended and Restated Employee Stock Incentive Plan (“ESIP”)	********
10.3a	Nonqualified (Non-Employer Securities) Deferred Compensation Plan	********
10.3b	Nonqualified (Employer Securities Only) Deferred Compensation Plan	********
10.4	Supplemental Salary Savings Plan	*
10.5	Data Processing Agreement	*
10.6a	Amended and Restated Employment Agreement with George W. Haligowski	********
10.6b	Non-Competition and Non-Solicitation Agreement with George W. Haligowski	********
10.7	Change in Control Severance Agreement with Norval L. Bruce	********
10.8	Change in Control Severance Agreement with Timothy M. Doyle	********
10.9	Change in Control Severance Agreement with Lyle C. Lodwick	********
10.10	Change in Control Severance Agreement with Maria P. Kunac	********
10.11	Recognition and Retention Plan	**
10.12	Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors	****
10.13	Amended and Restated Supplemental Executive Retirement Plan	********
10.14	Amended and Restated ITLA Capital Corporation Rabbi Trust Agreement	10.14
10.15	Amended and Restated Salary Continuation Plan	********
10.16	Form of Incentive Stock Option Agreement under ESIP	******
10.17	Form of Non-Qualified Stock Option Agreement under the ESIP	******
10.18	Form of Non-Qualified Stock Option Agreement under the NEDP	*******
10.19	Description of Named Executive Officer Salary, Bonus and Perquisite Arrangements for 2006	**********
10.20	Description of Director Fee Arrangements	**********
11	Statement Regarding Computation of Per Share Earnings	Not Required
15	Letter Regarding Unaudited Interim Financial Information	None
18	Letter Regarding Change in Accounting Principles	None
19	Report Furnished to Security Holders	None
22	Published Report Regarding Matters Submitted to Vote of Security Holders	None
23.1	Consent of Experts	Not Required
24	Power of Attorney	None
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	32

*	Filed as an exhibit to Imperial’s Registration Statement on Form S-1 (File No. 33-96518) filed with the Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.
* *	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on May 10, 1996, pursuant to Section 5 of the Securities Act of 1933.
* * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2000 (File No. 0-26960).
* * * *	Filed as an exhibit to Amendment No. Two to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on June 19, 1996.
* * * * *	Filed as an appendix to the Company’s definitive proxy materials filed on June 27, 2005.
* * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 9, 2005.
* * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 4, 2005.
* * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 24, 2006.
* * * * * * * * *	The Company hereby agrees to furnish the SEC, upon request, copies of the instruments defining the rights of the holders of each issue of the Company's long-term debt.
* * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2005.