Form 10-Q
period 2006-09-30
ITLA CAPITAL CORP
filed 2006-11-09
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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
Number of shares of common stock of the registrant: 5,543,451 outstanding as of November 1, 2006.

ITLA CAPITAL CORPORATION
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

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

PART I - FINANCIAL INFORMATION

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	December 31,
	(unaudited)	2005
	(in thousands, except share data)
Assets
Cash and cash equivalents	$141,417	$93,747
Investment securities available-for-sale, at fair value	92,493	92,563
Investment securities held-to-maturity, at amortized cost	203,714	233,880
Stock in Federal Home Loan Bank	48,312	43,802
Loans, net (net of allowance for loan losses of $47,141 and $43,817 as of September 30, 2006 and December 31, 2005, respectively)	2,721,134	2,523,480
Interest receivable	18,430	16,287
Other real estate owned, net	7,459	3,960
Premises and equipment, net	7,163	6,718
Deferred income taxes	12,633	12,717
Goodwill	3,118	3,118
Other assets	20,456	20,924
Total assets	$3,276,329	$3,051,196

Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$1,946,570	$1,735,428
Federal Home Loan Bank advances and other borrowings	992,734	992,557
Accounts payable and other liabilities	34,816	32,130
Junior subordinated debentures	86,600	86,600
Total liabilities	3,060,720	2,846,715

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 9,027,672 and 8,978,998 issued as of September 30, 2006 and December 31, 2005, respectively	80,459	78,004
Retained earnings	237,650	220,095
Accumulated other comprehensive loss, net	(101)	(364)
	318,008	297,735
Less treasury stock, at cost 3,764,038 and 3,576,695 shares as of September 30, 2006 and December 31, 2005, respectively	(102,399)	(93,254)

Total shareholders' equity	215,609	204,481

Total liabilities and shareholders' equity	$3,276,329	$3,051,196

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005
	(in thousands, except per share data)
Interest income:
Loans, including fees	$53,605	$44,278	$151,824	$113,399
Cash and investment securities	5,525	4,552	14,494	13,863

Total interest income	59,130	48,830	166,318	127,262

Interest expense:
Deposit accounts	23,088	15,527	60,059	36,922
Federal Home Loan Bank advances and other borrowings	9,648	7,634	28,987	17,366
Junior subordinated debentures	2,104	1,830	6,088	5,264

Total interest expense	34,840	24,991	95,134	59,552

Net interest income before provision for loan losses	24,290	23,839	71,184	67,710

Provision for loan losses	1,500	1,500	3,750	3,750

Net interest income after provision for loan losses	22,790	22,339	67,434	63,960

Non-interest income:
Late and collection fees	208	181	692	384
Other	370	304	1,210	590

Total non-interest income	578	485	1,902	974

Non-interest expense:
Compensation and benefits	5,435	5,048	16,530	16,315
Occupancy and equipment	1,886	1,980	5,568	5,381
Other	4,153	4,945	13,246	12,576

Total general and administrative	11,474	11,973	35,344	34,272

Real estate owned expense, net	287	—	216	—
Gain on sale of other real estate owned, net	—	—	—	(11)

Total real estate owned expense, net	287	—	216	(11)

Total non-interest expense	11,761	11,973	35,560	34,261

Income before provision for income taxes	11,607	10,851	33,776	30,673
Provision for income taxes	4,759	4,583	13,850	12,915

NET INCOME	$6,848	$6,268	$19,926	$17,758

Basic earnings per share	$1.24	$1.09	$3.58	$3.08

Diluted earnings per share	$1.20	$1.06	$3.49	$2.96

Dividends declared per share of common stock	$0.15	$—	$0.45	$—

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30,
	2006	2005
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$19,926	$17,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,008	2,025
Amortization of premium on purchased loans	3,233	2,190
Accretion of deferred loan origination fees, net of costs	(2,235)	(2,209)
Provision for loan losses	3,750	3,750
Other, net	(1,476)	(725)
Increase in interest receivable	(2,143)	(4,281)
Decrease in other assets	468	4,453
Increase in accounts payable and other liabilities	1,884	3,194

Net cash provided by operating activities	25,415	26,155

Cash Flows From Investing Activities:
Purchases of investment securities available-for-sale	(22,703)	(32,811)
Proceeds from maturity and calls of investment securities available-for-sale	23,246	6,949
Purchases of investment securities held-to-maturity	(7,771)	—
Proceeds from the maturity and redemption of investment securities held-to-maturity	37,836	44,089
Purchase of stock in Federal Home Loan Bank	(2,724)	(11,197)
Purchase of loans	(347,328)	(621,630)
Other decreases (increases) in loans, net	141,427	(93,133)
Proceeds from sale of other real estate owned	—	81
Cash paid for capital expenditures	(2,453)	(2,154)

Net cash used in investing activities	(180,470)	(709,806)

Cash Flows From Financing Activities:
Proceeds and excess tax benefits from exercise of employee stock options	2,167	3,908
Cash paid to acquire treasury stock	(9,179)	(20,150)
Cash paid for dividends	(1,582)	—
Increase in deposit accounts	211,142	409,705
Net proceeds from (repayments of) short-term borrowings	21,795	(136,000)
Proceeds from long-term borrowings	89,869	463,719
Repayments of long-term borrowings	(111,487)	(68,887)

Net cash provided by financing activities	202,725	652,295

Net increase (decrease) in cash and cash equivalents	47,670	(31,356)
Cash and cash equivalents at beginning of period	93,747	87,580

Cash and cash equivalents at end of period	$141,417	$56,224

Supplemental Cash Flow Information:
Cash paid during the period for interest	$89,769	$58,709
Cash paid during the period for income taxes	$14,329	$8,490
Non-Cash Investing and Financing Transactions:
Loans transferred to other real estate owned	$3,499	$70
Cash dividends declared but not yet paid	$789	$—

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

All intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain amounts in prior periods have been reclassified to conform to the presentation in the current periods. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations for the remainder of the year.

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, which requires the recognition of the expense related to the fair value of stock-based compensation awards within the consolidated statement of income. The Company elected the modified prospective transition method as permitted by SFAS No. 123(R), and accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all unvested stock-based compensation awards granted prior to January 1, 2006, for which the requisite service has not been performed, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Total stock-based compensation expense included in our consolidated statements of income for the three and nine months ended September 30, 2006 was approximately $73,000 ($44,000, net of tax or $0.01 per diluted share) and $212,000 ($127,000, net of tax or $0.02 per diluted share), respectively. No stock-based compensation expense was included in the consolidated statements of income for the three and nine months ended September 30, 2005. Unrecognized stock-based compensation expense related to unvested stock options was approximately $105,000 at September 30, 2006. At that date, the weighted-average period over which the unrecognized expense was expected to be recognized was 1.7 years.

Prior to the adoption of SFAS No. 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS No. 123(R), for the three and nine months ended September 30, 2006, the presentation of our statement of cash flows has changed from prior periods to report the excess tax benefits from the exercise of stock options as financing cash flows. For the three and nine months ended September 30, 2006, $138,000 and $230,000, respectively, of excess tax benefits were reported as financing cash flows.

The table below illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three and nine months ended September 30, 2005.

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
	(in thousands, except per share data)

Net income, as reported	$6,268	$17,758
Less: Stock-based employee compensation expense determined under the fair value method, net of tax benefit of $426 and $733, respectively	639	1,100
Pro forma net income	$5,629	$16,658
Earnings per share:
Basic - as reported	$1.09	$3.08
Basic - pro forma	$0.98	$2.89
Diluted - as reported	$1.06	$2.96
Diluted - pro forma	$0.95	$2.78

The fair value of each option grant was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for option grants:

	Weighted-Average Assumptions for Option Grants
	2006	2005

Dividend Yield	1.20%	0.00%
Expected Volatility	22.94%	36.34%
Risk-Free Interest Rates	5.00%	4.10%
Expected Lives	Five Years	Seven Years

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

The following is a reconciliation of the calculation of Basic EPS and Diluted EPS:

	Net Income	Weighted- Average Shares Outstanding	Per Share Amount
	(in thousands, except per share data)
For the Three Months Ended September 30,
2006
Basic EPS	$6,848	5,534	$1.24
Effect of dilutive stock options	—	156	(0.04)
Diluted EPS	$6,848	5,690	$1.20

2005
Basic EPS	$6,268	5,746	$1.09
Effect of dilutive stock options	—	185	(0.03)
Diluted EPS	$6,268	5,931	$1.06
For the Nine Months Ended September 30,
2006
Basic EPS	$19,926	5,570	$3.58
Effect of dilutive stock options	—	147	(0.09)
Diluted EPS	$19,926	5,717	$3.49

2005
Basic EPS	$17,758	5,769	$3.08
Effect of dilutive stock options	—	232	(0.12)
Diluted EPS	$17,758	6,001	$2.96

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income, which encompasses net income and the net change in unrealized gains (losses) on investment securities available-for-sale, is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)

Net Income	$6,848	$6,268	$19,926	$17,758
Other comprehensive income (loss):
Change in unrealized gains (losses) on investment securities available-for-sale, net of tax (expense) benefit of $(222) and $17 for the three months ended September 30, 2006 and 2005, respectively, and $(174) and $154 for the nine months ended September 30, 2006 and 2005, respectively.	333	(24)	263	(233)

Comprehensive Income	$7,181	$6,244	$20,189	$17,525

NOTE 5 - IMPAIRED LOANS RECEIVABLE

As of September 30, 2006 and December 31, 2005, the recorded investment in impaired loans was $30.3 million and $36.3 million, respectively. The average recorded investment in impaired loans was $31.0 million and $32.4 million, respectively, for the three and nine months ended September 30, 2006 and $32.4 million and $25.3 million, respectively, for the same periods last year. Interest income recognized on impaired loans totaled $279,000 and $608,000, respectively, for the three and nine months ended September 30, 2006 as compared to $297,000 and $609,000 for the same periods last year.

NOTE 6 - RESIDUAL INTEREST IN SECURITIZATION

The Company has recorded a residual asset in connection with a 2002 securitization of residential real estate loans, which represents the present value of future cash flows (spread and fees) that were estimated to be received over the life of the loans. The residual interest is recorded on the consolidated balance sheet in “Investment securities available-for-sale, at fair value”. The value of the residual interest is subject to substantial credit, prepayment, and interest rate risk on the sold residential loans. Fair value is estimated based on a discounted cash flow analysis. These cash flows are estimated over the lives of the receivables using prepayment, default, and interest rate assumptions that management believes market participants would use for similar financial instruments.

At September 30, 2006 and December 31, 2005, key economic assumptions and the sensitivity of the current fair value of the residual interest based on projected cash flows to immediate adverse changes in those assumptions are as follows:

	September 30, 2006	December 31, 2005
	(dollars in thousands)

Fair value of retained interest	$2,463	$3,570
Weighted average remaining life (in years) - securities	0.54	0.56
Weighted average remaining life (in years) - residual interest	2.70	2.92
Weighted average annual prepayment speed	40.0%	40.0%
Impact of 10% adverse change	$(11)	$(22)
Impact of 25% adverse change	$(21)	$(34)
Weighted average annual discount rate	13.0%	13.0%
Impact of 10% adverse change	$(79)	$(117)
Impact of 25% adverse change	$(187)	$(284)
Weighted average lifetime credit losses	20.2%	14.3%
Impact of 10% adverse change	$(102)	$(79)
Impact of 25% adverse change	$(265)	$(211)

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

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”— an amendment of SFAS Nos. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006. Management is currently evaluating the impact of the adoption of SFAS No. 155 on the Company’s financial condition and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008 and is not expected to have a material impact on the Company’s financial condition or results of operations.

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

	Lending
	Operations	All Other	Consolidated
	(in thousands)
For the three months ended September 30,
2006
Revenues from external customers	$59,341	$367	$59,708
Total interest income	58,836	294	59,130
Total interest expense	32,736	2,104	34,840
Net income	8,324	(1,476)	6,848

2005
Revenues from external customers	$48,709	$606	$49,315
Total interest income	48,265	565	48,830
Total interest expense	23,161	1,830	24,991
Net income	7,568	(1,300)	6,268

For the nine months ended September 30,
2006
Revenues from external customers	$167,710	$510	$168,220
Total interest income	165,730	588	166,318
Total interest expense	89,046	6,088	95,134
Net income	24,626	(4,700)	19,926

2005
Revenues from external customers	$126,583	$1,653	$128,236
Total interest income	125,285	1,977	127,262
Total interest expense	54,288	5,264	59,552
Net income	21,576	(3,818)	17,758

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to identify the major factors that affected our financial condition and results of operations as of and for the three and nine months ended September 30, 2006.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Executive Summary

Consolidated net income and diluted EPS were $6.8 million and $1.20, respectively, for the three months ended September 30, 2006, compared to $6.3 million and $1.06, respectively, for the same period last year.

Net interest income before provision for loan losses increased to $24.3 million for the quarter ended September 30, 2006 compared to $23.8 million for the same period last year. The increase was primarily caused by additional interest income earned due to the growth in the average balance of our loan portfolio and variable rate loans repricing to higher current market interest rates, partially offset by additional interest expense incurred due to the growth in the average balance of interest bearing liabilities, deposits and other interest bearing liabilities repricing to higher current market interest rates, and the addition of new borrowings at higher current market interest rates.

The return on average assets was 0.86% for the three months ended September 30, 2006, compared to 0.84% for the same period last year. The return on average shareholders’ equity was 12.77% for the three months ended September 30, 2006, compared 12.42% for the same period last year.

Loan originations were $265.2 million for the quarter ended September 30, 2006, compared to $253.8 million for the same period last year. During the current quarter, the Bank originated $201.2 million of commercial real estate loans, $54.3 million of small balance multi-family real estate loans, and $9.7 million of entertainment finance loans. Loan originations for the same period last year consisted of $153.4 million of commercial real estate loans, $83.0 million of small balance multi-family real estate loans, and $17.4 million of entertainment finance loans. In addition, the Bank’s wholesale loan operations acquired $120.9 million of multi-family real estate loans during the quarter ended September 30, 2006, and a $128.5 million single-family residential loan portfolio during the quarter ended September 30, 2005.

Net Interest Income and Margin

The following table presents for the three months ended September 30, 2006 and 2005, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

	For the Three Months Ended September 30,
	2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Cash and investment securities	$471,381	$5,525	4.65%	$430,410	$4,552	4.20%
Loans receivable:
Real estate loans	2,588,275	51,888	7.95%	2,283,278	39,528	6.87%
Other loans	78,855	1,717	8.64%	223,636	4,750	8.43%
Total loans receivable	2,667,130	53,605	7.97%	2,506,914	44,278	7.01%

Total interest earning assets	3,138,511	$59,130	7.47%	2,937,324	$48,830	6.60%
Non-interest earning assets	72,131			53,352
Allowance for loan losses	(47,200)			(37,952)
Total assets	$3,163,442			$2,952,724

Liabilities and Shareholders’ Equity
Interest bearing deposit accounts:
Interest bearing demand	$25,329	$188	2.94%	$44,613	$286	2.54%
Money market and passbook	212,501	2,593	4.84%	184,428	1,476	3.18%
Time certificates	1,670,231	20,307	4.82%	1,588,757	13,765	3.44%
Total interest bearing deposit accounts	1,908,061	23,088	4.80%	1,817,798	15,527	3.39%
FHLB advances and other borrowings	908,897	9,648	4.21%	804,757	7,634	3.76%
Junior subordinated debentures	86,600	2,104	9.64%	86,600	1,830	8.38%

Total interest bearing liabilities	2,903,558	$34,840	4.76%	2,709,155	$24,991	3.66%
Non-interest bearing demand accounts	11,351			15,671
Other non-interest bearing liabilities	35,715			27,743
Shareholders’ equity	212,818			200,155
Total liabilities and shareholders’ equity	$3,163,442			$2,952,724
Net interest spread (1)			2.71%			2.94%

Net interest income before provision for loan losses		$24,290			$23,839
Net interest margin (2)			3.07%			3.22%

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

	For the Three Months Ended September 30, 2006 and 2005
	Increase (Decrease) Due to:
	Rate	Volume	Total
	(in thousands)
Interest and fees earned from:
Cash and investment securities	$515	$458	$973
Loans	6,359	2,968	9,327

Total increase in interest income	6,874	3,426	10,300

Interest paid on:
Deposit accounts	6,755	806	7,561
FHLB advances and other borrowings	968	1,046	2,014
Junior subordinated debentures	274	—	274

Total increase in interest expense	7,997	1,852	9,849

Increase (decrease) in net interest income	$(1,123)	$1,574	$451

Total interest income increased $10.3 million to $59.1 million for the current quarter as compared to $48.8 million for the same period last year. The increase in interest income was primarily attributable to a $160.2 million increase in the average balance of total loans receivable and a 96 basis point increase in the average yield earned on total loans receivable.

The average balance of cash and investment securities increased to $471.4 million in the third quarter of 2006 compared to $430.4 million during the same period last year. The increase in average cash and investment securities was primarily due to an increase in cash and cash equivalents, partially offset by a decrease in the average balance of investment securities held-to-maturity. The average yield earned on cash and investments increased to 4.65% during the current quarter as compared to 4.20% for the same period last year, due to an increase in market interest rates.

The average aggregate balance of our loan portfolio was $2.7 billion and $2.5 billion for the three months ended September 30, 2006 and 2005, respectively. Commercial real estate and construction loans had an average aggregate balance of $857.0 million during the quarter ended September 30, 2006 compared to $801.1 million during the same period last year. Multi-family real estate loans had an average aggregate balance of $1.7 billion during the quarter ended September 30, 2006 compared to $1.4 billion during the same period last year. Single-family residential loans had an average aggregate balance of $60.0 million during the quarter ended September 30, 2006 compared to $92.6 million during the same period last year. The average aggregate balance of entertainment finance loans was $58.9 million and $84.8 million during the quarters ended September 30, 2006 and 2005, respectively. The average aggregate balance of franchise loans was $11.4 million and $129.4 million during the quarters ended September 30, 2006 and 2005, respectively. As part of our exit from this line of business, we sold approximately $110.0 million, or 89.0%, of our franchise loan portfolio during the quarter ended December 31, 2005.

The average yield earned on total loans increased to 7.97% during the quarter ended September 30, 2006 as compared to 7.01% during the same period last year. The increase in yield was primarily due to adjustable rate loans repricing to higher current interest rates. A majority of our loan portfolio is comprised of adjustable rate loans indexed to either six month LIBOR or the Prime Rate, most with interest rate floors and caps below and above which the loan’s contractual interest rate may not adjust. Approximately 55.3% of our loan portfolio was adjustable at September 30, 2006, and approximately 42.8% of the loan portfolio was comprised of hybrid loans, which after an initial fixed rate period of three or five years, will convert to an adjustable interest rate for the remaining term of the loan. Our adjustable rate loans generally reprice on a quarterly or semi-annual basis with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan. At September 30, 2006, approximately $2.5 billion, or 92.4%, of our adjustable and hybrid loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates. At September 30, 2006, the weighted average floor interest rate of these loans was 5.86%. At that date, approximately $113.9 million, or 4.2%, of these loans were at their floors at the end of the quarter. At September 30, 2006, 55.2% of the adjustable rate loans outstanding had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on our adjustable rate loan portfolio was 11.62% at that date.

Total interest expense increased by $9.8 million to $34.8 million during the current quarter, compared to $25.0 million for the same period last year. The increase in interest expense was primarily attributable to an increase of $194.4 million in the average balance of interest bearing liabilities, which was caused by the increase in deposits and FHLB advances and other borrowings, and a 110 basis point increase in the rate paid on interest bearing liabilities, which was primarily caused by deposits and other interest bearing liabilities repricing to higher current market interest rates, as well as the addition of new borrowings and deposits at higher current market interest rates.

Our average cost of funds increased to 4.76% during the three months ended September 30, 2006, compared to 3.66% for the same period last year. As discussed above, the increase in the average funding costs was primarily due to deposits and other interest bearing liabilities repricing to higher current market interest rates, and the addition of new borrowings and deposits at higher current market interest rates. The average rate paid on deposit accounts was 4.80% during the three months ended September 30, 2006 as compared to 3.39% for the same period last year. The average balance of deposit accounts increased $90.3 million to $1.9 billion for the three months ended September 30, 2006 as compared to $1.8 billion for the same period last year. The average rate paid on FHLB advances and other borrowings was 4.21% during the three months ended September 30, 2006 compared to 3.76% for the same period last year. FHLB advances and other borrowings averaged $908.9 million during the current quarter, compared to $804.8 million for the same period last year.

Net interest margin decreased to 3.07% for the three months ended September 30, 2006 as compared to 3.22% for the same period last year. This decrease was caused by a 23 basis point decline in our net interest spread and a $201.2 million increase in our average interest earning assets.

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

Management believes that our allowance for loan losses as of September 30, 2006 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The consolidated provision for loan losses totaled $1.5 million for each of the quarters ended September 30, 2006 and 2005, respectively. The provision for loan losses was recorded based on an analysis of the factors referred to above. The allowance for loan losses as a percentage of our total loans was 1.70% and 1.71% at September 30, 2006 and December 31, 2005, respectively. During the quarters ended September 30, 2006 and 2005, we had net loan charge-offs of $1.0 million and $241,000, respectively. See also - “Financial Condition - Credit Risk”.

Non-Interest Income

Non-interest income increased to $578,000 during the quarter ended September 30, 2006 as compared to $485,000 for the same period last year. Non-interest income primarily consists of late fees and other miscellaneous fees earned on customer accounts.

Non-Interest Expense

Non-interest expense totaled $11.8 million for the current quarter, compared to $12.0 million for the same period last year. Our efficiency ratio (defined as general and administrative expenses as a percentage of net revenue) improved to 46.1% for the quarter ended September 30, 2006, as compared to 49.2% for the same period last year.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Executive Summary

Consolidated net income totaled $19.9 million for the nine months ended September 30, 2006 compared to $17.8 million for the same period last year. Diluted EPS was $3.49 for the nine months ended September 30, 2006 compared to $2.96 for the same period last year.

Net interest income before provision for loan losses increased to $71.2 million for the nine months ended September 30, 2006 compared to $67.7 million for the same period last year. The increase was primarily caused by additional interest income earned due to the growth in the average balance of our loan portfolio and variable rate loans repricing to higher current market interest rates, partially offset by additional interest expense incurred due to the growth in the average balance of interest bearing liabilities as compared to the same period last year, deposits and other interest bearing liabilities repricing to higher current market interest rates, and the addition of new borrowings and deposits at higher current market interest rates.

The return on average assets was 0.87% for the nine months ended September 30, 2006, compared to 0.92% for the same period last year. The decrease in the return on average assets ratio was primarily due to the increase in average total assets, which increased to $3.1 billion for the nine months ended September 30, 2006 as compared to $2.6 billion for the same period last year, as well as continued net interest margin compression and narrowing interest rate spreads caused by competitive pricing pressures and a higher aggregate amount of lower yielding multi-family loans. The return on average shareholders’ equity was 12.79% for the nine months ended September 30, 2006, compared 12.05% for the same period last year.

Loan originations were $701.2 million for the nine months ended September 30, 2006, compared to $639.1 million for the same period last year. During the current nine month period, the Bank originated $489.7 million of commercial real estate loans, $170.8 million of small balance multi-family real estate loans, and $40.7 million of entertainment finance loans. Loan originations for the same period last year consisted of $339.8 million of commercial real estate loans, $232.5 million of small balance multi-family real estate loans, $64.4 million of entertainment finance loans, and $2.4 million of franchise loans. In addition, the Bank’s wholesale loan operations acquired $347.3 million and $493.1 million of commercial and multi-family real estate loans during the nine months ended September 30, 2006 and 2005, respectively. As discussed above, the Bank’s wholesale loan operations also acquired a $128.5 million single-family residential loan portfolio during the nine months ended September 30, 2005.

Net Interest Income and Margin

The following table presents for the nine months ended September 30, 2006 and 2005, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

	For the Nine Months Ended September 30,
	2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Cash and investment securities	$436,242	$14,494	4.44%	$430,250	$13,863	4.31%
Loans receivable:
Real estate loans	2,539,098	146,867	7.73%	1,908,681	98,412	6.89%
Other loans	77,807	4,957	8.52%	240,436	14,987	8.33%
Total loans receivable	2,616,905	151,824	7.76%	2,149,117	113,399	7.05%

Total interest earning assets	3,053,147	$166,318	7.28%	2,579,367	$127,262	6.60%
Non-interest earning assets	69,007			49,474
Allowance for loan losses	(45,955)			(36,870)
Total assets	$3,076,199			$2,591,971

Liabilities and Shareholders’ Equity
Interest bearing deposit accounts:
Interest bearing demand	$30,635	$646	2.82%	$55,609	$967	2.32%
Money market and passbook	208,097	6,812	4.38%	174,153	3,685	2.83%
Time certificates	1,559,929	52,601	4.51%	1,371,507	32,270	3.15%
Total interest bearing deposit accounts	1,798,661	60,059	4.46%	1,601,269	36,922	3.08%
FHLB advances and other borrowings	936,223	28,987	4.14%	665,660	17,366	3.49%
Junior subordinated debentures	86,600	6,088	9.40%	86,600	5,264	8.13%

Total interest bearing liabilities	2,821,484	$95,134	4.51%	2,353,529	$59,552	3.38%
Non-interest bearing demand accounts	13,081			14,884
Other non-interest bearing liabilities	33,267			26,598
Shareholders’ equity	208,367			196,960
Total liabilities and shareholders’ equity	$3,076,199			$2,591,971
Net interest spread (1)			2.77%			3.22%

Net interest income before provision for loan losses		$71,184			$67,710
Net interest margin (2)			3.12%			3.51%

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

	For the Nine Months Ended September 30, 2006 and 2005
	Increase (Decrease) Due to:
	Rate	Volume	Total
	(in thousands)
Interest and fees earned from:
Cash and investment securities	$432	$199	$631
Loans	12,155	26,270	38,425

Total increase in interest income	12,587	26,469	39,056

Interest paid on:
Deposit accounts	18,145	4,992	23,137
FHLB advances and other borrowings	3,651	7,970	11,621
Junior subordinated debentures	824	—	824

Total increase in interest expense	22,620	12,962	35,582

Increase (decrease) in net interest income	$(10,033)	$13,507	$3,474

Total interest income increased $39.1 million to $166.3 million for the nine months ended September 30, 2006 as compared to $127.3 million for the same period last year. The increase in interest income was primarily attributable to a $467.8 million increase in the average balance of total loans receivable and a 71 basis point increase in the average yield earned on total loans receivable.

The average balance of cash and investment securities was $436.2 million for the nine months ended September 30, 2006 compared to $430.3 million during the same period last year. The average yield earned on cash and investments increased to 4.44% during the nine months ended September 30, 2006 as compared to 4.31% for the same period last year, due to an increase in market interest rates.

The average aggregate balance of our loan portfolio was $2.6 billion and $2.1 billion for the nine months ended September 30, 2006 and 2005, respectively. Commercial real estate and construction loans had an average aggregate balance of $839.0 million during the nine months ended September 30, 2006 compared to $770.5 million during the same period last year. Multi-family real estate loans had an average aggregate balance of $1.6 billion during the nine months ended September 30, 2006 compared to $1.1 billion during the same period last year. Single-family residential loans had an average aggregate balance of $78.7 million during the nine months ended September 30, 2006 compared to $31.5 million during the same period last year. This increase reflects the opportunistic purchase of a single-family residential loan portfolio during the quarter ended September 30, 2005. The average aggregate balance of entertainment finance loans was $57.2 million and $92.4 million during the nine months ended September 30, 2006 and 2005, respectively. The average aggregate balance of franchise loans was $12.3 million and $134.9 million during the nine months ended September 30, 2006 and 2005, respectively. As part of our exit from this line of business, we sold approximately $110.0 million, or 89.0%, of our franchise loan portfolio during the quarter ended December 31, 2005.

The average yield earned on total loans increased to 7.76% during the nine months ended September 30, 2006 as compared to 7.05% during the same period last year. The increase in yield was primarily due to adjustable rate loans repricing to higher current interest rates.

Total interest expense increased by $35.6 million to $95.1 million for the nine months ended September 30, 2006 as compared to $59.6 million for the same period last year. The increase in interest expense was primarily attributable to an increase of $468.0 million in the average balance of interest bearing liabilities, which was caused by the increase in deposits and FHLB advances and other borrowings, and a 113 basis point increase in the rate paid on interest bearing liabilities, which was primarily caused by deposits and other interest bearing liabilities repricing to higher current market interest rates, as well as the addition of new borrowings and deposits at higher current market interest rates.

Our average cost of funds increased to 4.51% during the nine months ended September 30, 2006, compared to 3.38% for the same period last year. As discussed above, the increase in the average funding costs was primarily due to deposits and other interest bearing liabilities repricing to higher current market interest rates, and the addition of new borrowings at higher current market interest rates. The average rate paid on deposit accounts was 4.46% during the nine months ended September 30, 2006 as compared to 3.08% for the same period last year. The average balance of deposit accounts increased $197.4 million to $1.8 billion for the nine months ended September 30, 2006 as compared to $1.6 billion for the same period last year. The average rate paid on FHLB advances and other borrowings was 4.14% during the nine months ended September 30, 2006 compared to 3.49% for the same period last year. FHLB advances and other borrowings averaged $936.2 million during the nine months ended September 30, 2006, compared to $665.7 million for the same period last year.

Net interest margin decreased to 3.12% for the nine months ended September 30, 2006 as compared to 3.51% for the same period last year. This decrease was caused by a 45 basis point decline in our net interest spread and a $473.8 million increase in our average interest earning assets.

Provision for Loan Losses

The consolidated provision for loan losses totaled $3.8 million for each of the nine months ended September 30, 2006 and 2005, respectively. The provision for loan losses was recorded based on an analysis of the factors referred to above in the discussion regarding the three months ended September 30, 2006 and 2005. During the nine months ended September 30, 2006 and 2005, we had net loan charge-offs of $426,000 and $572,000, respectively.

Non-Interest Income

Non-interest income increased to $1.9 million during the nine months ended September 30, 2006 as compared to $1.0 million for the same period last year. This increase was attributable to additional fees earned on customer accounts during the current period, and a valuation adjustment recorded during the same period last year related to an impairment recognized on the Company’s residual interest in the 2002 securitization of our residential loan portfolio.

Non-Interest Expense

Non-interest expense totaled $35.6 million for the nine months ended September 30, 2006, compared to $34.3 million for the same period last year. Our efficiency ratio was 48.4% for the nine months ended September 30, 2006, as compared to 49.9% for the same period last year.

FINANCIAL CONDITION

Total assets increased to $3.3 billion at September 30, 2006 as compared to $3.1 billion at December 31, 2005. The increase in total assets was primarily due to a $201.0 million increase in our loan portfolio and a $47.7 million increase in cash and cash equivalents, partially offset by a $30.2 million decline in investment securities held-to-maturity. The increase in the loan portfolio was primarily due to the loan production of $1.0 billion. At September 30, 2006, gross loans totaled $2.8 billion, including approximately $2.7 billion of real estate loans, $63.5 million of entertainment finance loans, and $22.2 million of other loans. Total deposit accounts increased to $1.9 billion at September 30, 2006 from $1.7 billion at December 31, 2005. Management believes that a significant portion of deposits will remain with us upon maturity based on our historical experience regarding retention of deposits. FHLB advances and other borrowings were $992.7 million at September 30, 2006, compared to $992.6 million at December 31, 2005.

CREDIT RISK

Nonperforming Assets, Other Loans of Concern and Allowance for Loan Losses

The following table sets forth our nonperforming assets by category and troubled debt restructurings as of the dates indicated.

	September 30, 2006	December 31, 2005
	(dollars in thousands)
Nonaccrual loans:
Real estate	$6,127	$6,117
Franchise	4,700	7,366
Entertainment finance	10,136	10,780
Total nonaccrual loans	20,963	24,263
Other real estate owned, net	7,459	3,960
Total nonperforming assets	28,422	28,223
Performing troubled debt restructurings	8,039	10,758
Total nonperforming assets and performing troubled debt restructurings	$36,461	$38,981

Nonaccrual loans to total loans	0.77%	0.95%
Allowance for loan losses to nonaccrual loans	224.88%	180.59%
Nonperforming assets to total assets	0.87%	0.92%

As of September 30, 2006 and December 31, 2005, other loans of concern totaled $81.4 million and $66.4 million, respectively. Other loans of concern, which includes performing troubled debt restructurings, consist of loans with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category. The increase in other loans of concern for the nine months ended September 30, 2006 was primarily due to $41.4 million of loan repayments, $7.2 million of loans being upgraded, and $8.0 million of loans being transferred to nonperforming assets, partially offset by $71.6 million of new other loans of concern.

The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

	For the Nine Months Ended September 30, 2006	For the Year Ended December 31, 2005	For the Nine Months Ended September 30, 2005
	(dollars in thousands)

Balance at beginning of period	$43,817	$35,483	$35,483
Provision for loan losses	3,750	10,250	3,750
Charge-offs	(1,634)	(2,430)	(959)
Recoveries	1,208	514	387
Net charge-offs	(426)	(1,916)	(572)

Balance at end of period	$47,141	$43,817	$38,661

Allowance for loan losses as a percentage of loans, net	1.70%	1.71%	1.52%

Liquidity

Liquidity refers to our ability to maintain cash flows adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans. We maintain a cash and investment securities portfolio designed to satisfy operating liquidity requirements while preserving capital and maximizing yield. As of September 30, 2006, we held $141.4 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $92.5 million of investment securities classified as available-for-sale.

Short-term fixed income investments classified as cash equivalents consisted of interest bearing deposits at financial institutions, overnight repurchase agreement investments, government money market funds and short-term government agency securities, while investment securities available-for-sale consisted primarily of fixed income instruments, which were rated “AAA”, or equivalent by nationally recognized rating agencies. In addition, our liquidity position is supported by a credit facility with the Federal Home Loan Bank of San Francisco. As of September 30, 2006, we had remaining available borrowing capacity under this credit facility of $265.2 million, net of the $8.4 million of additional Federal Home Loan Bank stock that we would be required to purchase to support those additional borrowings. We also had available $80.0 million of uncommitted, unsecured lines of credit with three unaffiliated financial institutions, and a $25.0 million revolving credit facility with an unaffiliated financial institution.

Capital Resources

The Company, the Bank’s holding company, had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at September 30, 2006 of 9.0%, 10.7% and 12.5%, respectively, which represents $125.4 million, $125.1 million and $65.9 million, respectively, of capital in excess of the amount required to be “well capitalized.” These ratios were 9.1%, 11.0% and 13.0% as of December 31, 2005, respectively.

The Bank had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at September 30, 2006 of 9.1%, 10.9% and 12.1%, respectively, which represents $128.2 million, $127.8 million and $55.8 million, respectively, of capital in excess of the amount required to be “well capitalized” for regulatory purposes. These ratios were 9.1%, 11.0% and 12.2% as of December 31, 2005, respectively.

At September 30, 2006, shareholders' equity totaled $215.6 million, or 6.6% of total assets. Our book value per share of common stock was $40.96 as of September 30, 2006, as compared to $37.85 as of December 31, 2005, and $36.91 as of September 30, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in our annual report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2006 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting: During the quarter ended September 30, 2006, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our common stock for the fiscal quarter ended September 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2006 to July 31, 2006	10,200	$49.95	10,200	360,986
August 1, 2006 to August 31, 2006	5,700	51.31	5,700	355,286
September 1, 2006 to September 30, 2006	18,275	51.88	18,275	337,011
Total	34,175	$51.21	34,175	337,011

(1) The repurchases during the three months ended September 30, 2006 were made under the eleventh extension of our stock repurchase program, which was announced on October 18, 2005. On March 14, 2006, the twelfth extension to the stock repurchase program was announced. The extensions authorized the repurchase of an additional 5% of the outstanding shares as of their respective authorization dates. At September 30, 2006, 337,011 shares remained available for repurchase under the eleventh and twelfth extensions.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)        On August 2, 2006, the Company held its Annual Meeting of Shareholders.

(b)        Shareholders voted on the following matters:
(i)         The election of Norval L. Bruce as director for a term to expire in 2009:

Votes	For	Withheld
	5,033,096	69,450

(ii)        The election of Jeffrey L. Lipscomb as director for a term to expire in 2009:

Votes	For	Withheld
	4,374,589	727,957

(iii)       The election of Preston Martin as director for a term to expire in 2009:

Votes	For	Withheld
	5,032,954	69,592

 (iv)      The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2006:

Votes	For	Against	Withheld
	4,904,496	205,827	1,900

Item 5 . Other Information

None.

Item 6 . Exhibits

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITLA CAPITAL CORPORATION

Date: November 9, 2006	/s/ George W. Haligowski
George W. Haligowski
Chairman of the Board, President and
Chief Executive Officer

Date: November 9, 2006	/s/ Timothy M. Doyle
Timothy M. Doyle
Executive Managing Director and
Chief Financial Officer

EXHIBIT INDEX
Regulation S-K Exhibit Number	Document	Reference to Prior Filling or Exhibit Number Attached Hereto

3.1	Certificate of Incorporation	**
3.2	Bylaws, as amended	***
4	Instruments Defining the Rights of Security Holders, Including Indentures	*********
10.1	2005 Re-Designated, Amended and Restated Stock Option Plan For Nonemployee Directors (“NEDP”)	*****
10.2	Amended and Restated 2005 Re-Designated, Amended and Restated Employee Stock Incentive Plan (“ESIP”)	********
10.3a	Nonqualified (Non-Employer Securities) Deferred Compensation Plan	********
10.3b	Nonqualified (Employer Securities Only) Deferred Compensation Plan	********
10.4	Supplemental Salary Savings Plan	*
10.5	Data Processing Agreement	*
10.6a	Amended and Restated Employment Agreement with George W. Haligowski	********
10.6b	Non-Competition and Non-Solicitation Agreement with George W. Haligowski	********
10.7	Change in Control Severance Agreement with Norval L. Bruce	********
10.8	Change in Control Severance Agreement with Timothy M. Doyle	********
10.9	Change in Control Severance Agreement with Lyle C. Lodwick	********
10.10	Recognition and Retention Plan	**
10.11	Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors	****
10.12	Amended and Restated Supplemental Executive Retirement Plan	********
10.13	Amended and Restated ITLA Capital Corporation Rabbi Trust Agreement	***********
10.14	Amended and Restated Salary Continuation Plan	********
10.15	Form of Incentive Stock Option Agreement under ESIP	******
10.16	Form of Non-Qualified Stock Option Agreement under the ESIP	******
10.17	Form of Non-Qualified Stock Option Agreement under the NEDP	*******
10.18	Description of Named Executive Officer Salary, Bonus and Perquisite Arrangements for 2006	**********
10.19	Description of Director Fee Arrangements	**********
11	Statement Regarding Computation of Per Share Earnings	Not Required
15	Letter Regarding Unaudited Interim Financial Information	None
18	Letter Regarding Change in Accounting Principles	None
19	Report Furnished to Security Holders	None
22	Published Report Regarding Matters Submitted to Vote of Security Holders	None
23.1	Consent of Experts	Not Required
24	Power of Attorney	None
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	32

*	Filed as an exhibit to Imperial’s Registration Statement on Form S-1 (File No. 33-96518) filed with the Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.
* *	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on May 10, 1996, pursuant to Section 5 of the Securities Act of 1933.
* * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2000 (File No. 0-26960).
* * * *	Filed as an exhibit to Amendment No. Two to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on June 19, 1996.
* * * * *	Filed as an appendix to the Company’s definitive proxy materials filed on June 27, 2005.
* * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 9, 2005.
* * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 4, 2005.
* * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 24, 2006.
* * * * * * * * *	The Company hereby agrees to furnish the SEC, upon request, copies of the instruments defining the rights of the holders of each issue of the Company's long-term debt.
* * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2005.
* * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2006.