Form 10-K
period 2006-12-31
ITLA CAPITAL CORP
filed 2007-03-16
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

    (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________________ To __________________

Commission File Number 1-33199

ITLA CAPITAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4596322
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

888 Prospect Street, Suite 110, La Jolla, California	92037
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (858) 551-0511

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.01 Par Value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer [  ] Accelerated Filer [X] Non-Accelerated Filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of March 5, 2007, there were issued and outstanding 5,527,651 shares of the Registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2006, computed by reference to the closing price of such stock as of June 30, 2006, was $290.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

ITLA CAPITAL CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Forward-Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-K contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, changes in economic conditions in our market areas, changes in policies by regulatory agencies, the impact of competitive loan products, loan demand risks, the quality or composition of our loan or investment portfolios, increased costs from pursuing the national expansion of our lending platform and operational challenges inherent in implementing this expansion strategy, fluctuations in interest rates, and changes in the relative differences between short- and long-term interest rates, levels of non-performing assets and other loans of concern, and operating results, the economic impact of any terrorist actions and other risks detailed from time to time in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2007 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to ITLA Capital Corporation and its consolidated subsidiaries.

PART I

Item 1. Business

General

ITLA Capital Corporation (“ITLA Capital”) is a diversified bank holding company headquartered in San Diego County, California with consolidated assets of $3.4 billion, consolidated net loans of $3.0 billion, consolidated deposits of $2.1 billion and consolidated shareholders’ equity of $221.3 million as of December 31, 2006. We conduct and manage our business principally through our wholly-owned subsidiary, Imperial Capital Bank (the “Bank”), an institution with $3.4 billion in assets, with six retail branches located in California, (Beverly Hills, Costa Mesa, Encino, Glendale, San Diego, and San Francisco), and one branch located in Carson City, Nevada. Our branch offices are primarily used for our deposit services and lending business. Additionally, the Bank has 23 loan origination offices serving the Western United States, the Southeast region, the Mid-Atlantic region, the Ohio Valley, the Metro New York area and New England. The Bank has been in business for 32 years.

We are primarily engaged in:

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

We continuously evaluate business expansion opportunities, including acquisitions or joint ventures with companies that originate or purchase commercial and multi-family real estate loans, as well as other types of secured commercial loans. In connection with this activity, we periodically have discussions with and receive financial information about other companies that may or may not lead to the acquisition of the company, a segment or division of that company, or a joint venture opportunity.

Our executive offices are located at 888 Prospect Street, Suite 110, La Jolla, California 92037 and our telephone number at that address is (858) 551-0511.

Lending Activities

General. During 2006, our core lending activities were as follows:

• Originating and purchasing real estate loans secured by income producing properties, or properties under construction; and

• Originating entertainment finance loans.

Income Producing Property Loans. We originate and purchase real estate loans secured by first trust deeds or first mortgages on commercial and multi-family real estate. Our collateral consists primarily of the following types of properties:

Apartments	Mini-storage facilities
Retail centers	Mobile home parks
Small office and light industrial buildings	Multi-family real estate
Hotels	Other mixed use or special purpose commercial properties

At December 31, 2006, we had $2.5 billion of income producing property loans outstanding, representing 85.8% of our total real estate loans, and 82.5% of our gross loan portfolio. Most of our real estate borrowers are business owners, individual investors, investment partnerships or limited liability corporations. The income producing property lending that we engage in typically involves loans to a single borrower and is generally viewed as exposing the lender to a greater risk of loss than one- to four-family residential lending, because repayment of the loan generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. During 2006, we continued the national expansion of our real estate lending platform, and as of December 31, 2006, we had 17 real estate loan origination offices located outside of California. In 2005, we opened our eastern area headquarters in Times Square in New York City. This office manages and supports our eastern seaboard real estate lending efforts.

Income producing property values are also generally subject to greater volatility than residential property values. The liquidation values of income producing properties may be adversely affected by risks generally incident to interests in real property, such as:

Changes or continued weakness in general or local economic conditions;	Declines in rental, room or occupancy rates in hotels, apartment complexes or commercial properties;
Changes or continued weakness in specific industry segments;	Changes in governmental rules, regulations and fiscal policies, including rent control ordinances, environmental legislation and taxation;
Increases in other operating expenses (including energy costs);	Increases in interest rates, real estate and personal property tax rates; and
Declines in real estate values;	Other factors beyond the control of the borrower or the lender.

We originate real estate loans through our retail branches and loan origination offices. These offices are staffed by a total of 56 loan officers. Loan officers solicit mortgage loan brokers for loan applications that meet our underwriting criteria, and also accept applications directly from borrowers. A majority of the real estate loans funded by us are originated through mortgage loan brokers. Mortgage loan brokers act as intermediaries between us and the property owner in arranging real estate loans and earn a fee based upon the principal amount of each loan funded.

Income producing property loans are generally made in amounts up to 75% of the appraised value of the property; however, multi-family loan originations may be made at a loan to value ratio of up to 80%. Loans are generally made for terms of between ten and 30 years, with amortization periods up to 30 years. Depending on market conditions at the time the loan was originated, certain loan agreements may include prepayment penalties.

The average yield on our real estate loan portfolio was 7.74% in 2006 compared to 6.99% in 2005. Our real estate loan portfolio is primarily composed of adjustable rate mortgages indexed to either six month LIBOR or the Prime Rate with interest rate floors, below which the loan’s contractual interest rate may not adjust. Approximately 51.3% of our loan portfolio was comprised of adjustable rate loans at December 31, 2006, and approximately 45.5% of the loan portfolio was comprised of hybrid loans, which, after an initial fixed rate period of three or five years, will convert to an adjustable interest rate for the remaining term of the loan. Our adjustable rate loans generally re-price on a quarterly or semi-annual basis with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan. As of December 31, 2006, approximately $2.7 billion, or 90.5%, of our adjustable rate loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates. At December 31, 2006, the weighted average floor interest rate of our adjustable rate loan portfolio was 6.03%. At that date, approximately $95.0 million, or 3.2%, of our adjustable rate loan portfolio was at the floor interest rate. At December 31, 2006, 52.0% of the adjustable rate loans outstanding had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on our adjustable rate loan portfolio was 11.60%. At December 31, 2006, none of the loans in our adjustable rate loan portfolio were at their cap rate.

In 2006, 2005, and 2004, we purchased income producing real estate loans totaling $497.8 million, $595.3 million, and $136.5 million, respectively. In our real estate loan purchases, we generally apply the same underwriting criteria as loans internally originated and reserve the right to reject particular loans from a loan pool being purchased that do not meet our underwriting criteria. In addition to our loan purchases, our internal loan originations during 2006 consisted of $693.1 million of commercial real estate loans, $293.7 million of small balance multi-family real estate loans, and $102.7 million of entertainment finance loans.

Construction Loans. We originate construction loans for income producing properties, as well as for single-family residential tract and condominium construction. At December 31, 2006, we had $347.8 million of construction loans outstanding, representing 11.5% of our gross loans receivable. In addition to the lending risks previously discussed, construction loans also present risks associated with changes in values and market conditions between the time the construction loan is closed and the project is completed and stabilized, the timely completion of construction activities for their allotted costs and the time needed to stabilize income properties. These risks can be affected by a variety of factors, including the oversight of the project, localized costs for labor and materials, and the weather.

Entertainment Finance Loans. We conduct our entertainment finance operations through ICB Entertainment Finance (“ICBEF”), a division of the Bank. Typically, ICBEF lends to independent producers of film and television on a senior secured basis. Collateral documents include a mortgage of copyright, security agreements and assigned sales contracts. Credit decisions are based in part on the creditworthiness and reputation of the producer, the sales agent and distributors who have contracted to distribute the films. ICBEF provides loans (with a typical term of 12 to 18 months) and letters of credit for the production of motion pictures and television shows or series that have a predictable market worldwide, and therefore, a predictable level of revenue arising from licensing of the worldwide distribution rights.

ICBEF lends to independent producers of film and television, many of which are located in California. To a lesser extent, ICBEF also has borrowing clients outside of the United States; however, all loans are denominated in United States dollars. Independent producers tend to be those producers that do not have major studio distribution outlets for their product. Large film and television studios generally maintain their own distribution outlets and finance their projects with internally generated financing. In addition to funding production loans against a number of distribution contracts, ICBEF may permit an advance, generally not to exceed 20% of the budget amount, against its valuation of unsold rights. ICBEF uses industry standards in the valuation of unsold rights. ICBEF’s lending officers review the quality of the distributors and their contracts, the budget, the producer’s track record, the script, the genre, talent elements, the schedule of advances, and valuation of all distribution rights when considering a new lending opportunity. Generally, ICBEF loans require the borrower to provide a completion bond that guarantees the completion of the film or the payoff of the outstanding balance of the loan in the event the film is not completed. After closing, each requested advance is approved by the bonding company on a regular basis to ensure that ICBEF is not advancing ahead of an agreed-upon cash flow schedule. The loan documentation grants ICBEF the right to impose certain penalties on the borrower and exercise certain other rights, including replacing the sales agent, if sales are not consummated within the appropriate time. Loans are repaid principally from revenue received from distribution contracts. In many instances, the distribution contracts provide for multiple payments payable at certain milestones (such as execution of contract, commencement of principal photography or completion of principal photography). The maturity date of the loan is generally six to nine months after completion of the production. Delivery of the completed production is typically made to the various distributors upon or after their minimum guarantees have been paid in full. To the extent a distributor fails to make payment upon completion of the film, or the predicted level of revenue is less than expected, we may incur a loss if rights cannot be resold for the same amount or other loan collateral cannot cover required loan payments.

ICBEF typically charges its customers an interest rate of three month LIBOR plus a margin (exclusive of loan fees) on the outstanding balance of the loan. Loan fees range from 1.00% to 2.25% with an additional fee up to 7.00% depending on the unsecured amount of the production budget being financed.

At December 31, 2006 and 2005, our entertainment finance portfolio totaled $74.2 million and $66.5 million, respectively, representing 2.5% and 2.6% of our gross loan portfolio as of these dates. Of these amounts, approximately $10.3 million and $3.6 million, respectively, were issued to producers domiciled outside of the United States. The foreign loans outstanding at December 31, 2006 were primarily issued to producers located in Canada. Approximately $5.6 million, $7.7 million and $7.0 million of interest income was earned during 2006, 2005 and 2004, respectively, in connection with our entertainment finance portfolio.

Franchise Loans. During 2005, we closed our franchise lending operations and sold approximately $110.0 million, or 89.0%, of the remaining loans within this portfolio. We do not currently anticipate originating or purchasing franchise loans in the future. Prior to the closure, we operated our franchise lending operations through a division of the Bank, Imperial Franchise Finance, based in Tempe, Arizona. Franchise loans are loans to owners of businesses, both franchisors and franchisees, such as fast food restaurants or gasoline retailers that are affiliated with nationally or regionally recognized chains and brand names. Various combinations of land, building, business equipment and fixtures may secure these loans, or they may be a general obligation of the borrower based on an evaluation of the borrower’s business and debt service ability. These loans may be viewed as riskier than our real estate secured loans, as in each case, the primary source of repayment of a franchise loan is the cash flow of the business and not the underlying value of the collateral. In addition, in certain cases, the success of the borrower’s business depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business. Many of these borrowers have smaller market shares than their competition, may be more vulnerable to economic downturns, often need additional capital to expand or compete and may experience substantial variations in operating results, any of which might impair the borrower’s ability to repay a loan. As of December 31, 2006 and 2005, our franchise loan portfolio was $9.3 million and $13.7 million, respectively, which represented 0.3% and 0.5%, respectively, of our gross loan portfolio as of those dates.

Loan Underwriting. A significant portion of our loans are made to lower credit grade borrowers or where the property securing the loan has other factors, such as debt-to-income ratios or property location, that prevent the borrower from obtaining a prime interest rate. We attempt to mitigate the risk associated with these loans by charging higher interest rates and through our loan approval and loan purchasing process. Initial loan review for potential applications is performed by the Regional Directors and Area Manager of our loan origination offices, in consultation with the Chief Lending Officer, the Chief of Lending Operations, the Director of Loan Operations, and the Vice Chairman/Chief Credit Officer. Our loan underwriters are responsible for detailed reviews of borrowers, collateral, and loan terms, and prepare a written presentation for every loan application submitted to the real estate loan committee, which is comprised of the following Bank officers:

•Chairman, President, and Chief Executive Officer	•Managing Director/Credit Risk Management
•Vice Chairman and Chief Credit Officer	•Deputy Managing Director/Eastern Area Manager
•Executive Managing Director/Chief Operating Officer	•Deputy Managing Director/Loan Underwriting
•Senior Managing Director/Chief Lending Officer	•First Vice President/East Coast Credit Executive
•Senior Managing Director/Chief of Lending Operations	•First Vice President/Chief Underwriter-Express Loan Operations

The underwriting standards for loans secured by income producing real estate consider the borrower’s financial resources and ability to repay and the amount and stability of cash flow, if any, from the underlying collateral, to be comparable in importance to the loan-to-value ratio as a repayment source.

All real estate secured loans over $3.0 million must be submitted to the loan committee for approval. At least one loan committee member or designee must personally conduct on-site inspections of any property involved in connection with a real estate loan recommendation of $2.0 million or more. Loans up to $750,000 may be approved by any loan committee member. Loans of $750,000 to $2.0 million require approval by any two members of the Bank’s loan committee, while loans in excess of $2.0 million require approval of three loan committee members, one of whom must be the Chief of Lending Operations or the Director of Loan Operations, and only one of whom may be from the Loan Production Unit. Additionally, loans over $3.0 million require the approval of the Chief of Lending Operations, and loans over $4.0 million require the additional approval of the Vice Chairman and Chief Credit Officer; and individual loans over $7.5 million, loans resulting in an aggregate borrowing relationship to one borrower in excess of $10.0 million, and all purchased loan pools must be approved by the Executive Committee of the Bank’s Board of Directors.

All entertainment finance loans over $1.0 million are submitted to the business lending loan committee for approval. All loans must be approved by the Managing Director/Credit Risk Management and loans over $3.0 million must be approved by the Vice Chairman and Chief Credit Officer. Individual loans over $7.5 million, loans resulting in an aggregate borrowing relationship to one borrower in excess of $10.0 million, and all purchased loan pools must be approved by the executive committee of the Bank’s Board of Directors.

Our loans are originated on both a non-recourse and full recourse basis and we generally seek to obtain personal guarantees from the principals of borrowers which are single asset or limited liability entities (such as partnerships, corporations or trusts).

The maximum size of a single loan made by the Bank is limited by California law to 25% of the Bank’s equity capital. At December 31, 2006, that limit was approximately $70.0 million. Our largest combined credit extension to related borrowers was $32.6 million at December 31, 2006. At December 31, 2006, we had a total of 164 extensions of credit, with a combined outstanding principal balance of $701.8 million that were over $5.0 million to a single borrower or related borrowers. All combined extensions of credit over $5.0 million were performing in accordance with their repayment terms, with the exception of one credit relationship that is on nonaccrual status and has a combined outstanding principal balance of $10.1 million. At December 31, 2006, we had 3,296 real estate loans outstanding, with an average balance per loan of approximately $878,000.

Servicing and Collections. Our loan portfolio is predominantly serviced by our loan servicing department, which is designed to provide prompt customer service, and accurate and timely information for account follow-up, financial reporting and management review. We monitor our loans to ensure that projects are performing as underwritten. This monitoring allows us to take a proactive approach to addressing projects that do not perform as planned. When payments are not received by their contractual due date, collection efforts begin on the fifteenth day of delinquency with a telephone contact, and proceed to written notices that progress from reminders of the borrower’s payment obligation to an advice that a notice of default may be forthcoming. Accounts delinquent for more than 30 days are reviewed more closely by our asset management department which is responsible for implementing a collection or restructuring plan, or a disposition strategy, and evaluates any potential loss exposure on the asset.

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

Imperial Capital Real Estate Investment Trust

During 2000, we acquired all of the equity and certain collateralized mortgage obligations (“CMOs”) of the ICCMAC Multi-family and Commercial Trust 1999-1 (“ICCMAC Trust”) through our real estate investment trust subsidiary, Imperial Capital Real Estate Investment Trust (“Imperial Capital REIT”). During 2004, the CMOs were retired and the ICCMAC Trust was dissolved. The remaining outstanding loans were contributed to Imperial Capital REIT. At December 31, 2006, Imperial Capital REIT held net real estate loans of $2.1 million. The cash flow from Imperial Capital REIT loan pool provides cash flow on a monthly basis to ITLA Capital. ITLA Capital recognized $170,000 of interest income from the loans held in the Imperial Capital REIT during the year ended December 31, 2006.

Non-performing Assets and Other Loans of Concern

At December 31, 2006, non-performing assets totaled $33.0 million or 0.97% of total assets. Non-performing assets consisted of $26.3 million of non-accrual loans and $6.7 million of other real estate owned consisting of four properties. For additional information regarding non-performing assets see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Credit Risk Elements”.

As of December 31, 2006, we had loans with an aggregate outstanding balance of $67.0 million with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms. This may result in the future inclusion of such loans in the non-accrual loan category. All of these loans are classified as substandard pursuant to the regulatory guidelines discussed below.

Classified Assets

Management uses a loan classification system consistent with the classification system used by bank regulatory agencies to help it evaluate the risks inherent in its real estate loan portfolio. Loans are identified as “pass”, “substandard”, “doubtful” or “loss” based upon consideration of all sources of repayment, underlying collateral values, current and anticipated economic conditions, trends and uncertainties, and historical experience. Pass loans are further divided into four additional sub-categories, based on the borrower’s financial strength and ability to service the debt and/or the value and debt service coverage of the underlying collateral. Underlying collateral values for real estate dependent loans are supported by property appraisals or evaluations. We review our loan classifications on at least a quarterly basis. At December 31, 2006, we classified $85.7 million of loans as “substandard”, $7.6 million as “doubtful” and none as “loss” of which, $26.3 million of these classified loans were included in the non-performing assets table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Credit Risk Elements”.

Funding Sources

The primary source of funding for our lending operations and investments are deposits. Our deposits are federally insured by the FDIC to the maximum extent permitted by law. Approximately 87.5% of our deposits are term deposits that pay fixed rates of interest for periods ranging from 90 days to five years, 10.3% of our deposits are adjustable rate passbook accounts and adjustable rate money market accounts with limited checking features, and 2.2% are customer demand deposit accounts.

Our retail checking account balance was $47.7 million at December 31, 2006. We generally accumulate deposits by relying on renewals of term accounts by existing depositors, participating in deposit rate surveys which promote the rates offered by us on our deposit products, and periodically advertising in various local market newspapers and other media. Management believes that our deposits are a reliable funding source and that the cost of funds resulting from our deposit gathering strategy is comparable to those of other banks pursuing a similar strategy. However, because we compete for deposits primarily on the basis of rates, we could experience difficulties in attracting deposits if we could not continue to offer deposit rates at levels above those of other financial institutions. Management also believes that any efforts to significantly increase the size of our deposit base may require greater marketing efforts and/or increases in deposit rates. At December 31, 2006, we had $332.8 million of brokered deposits.

For information concerning overall deposits outstanding during the periods indicated and the rates paid thereon, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income”.

The Bank also uses advances from the FHLB of San Francisco and borrowings from other unaffiliated financial institutions as funding sources. FHLB advances are collateralized by pledges of qualifying cash equivalents, investment securities, mortgage-backed securities and loans. At December 31, 2006, FHLB advances outstanding totaled $980.0 million, and the remaining available borrowing capacity, based on the loans and securities pledged as collateral, totaled $310.3 million, net of the $12.2 million of additional FHLB Stock that we would be required to purchase to support the additional borrowings. Additionally, the Bank has a $30.0 million repurchase agreement borrowing from an unaffiliated financial institution that is secured by mortgage-backed securities. The Bank also has uncommitted, unsecured lines of credit with other banks renewable daily in the amount of $128.0 million and ITLA Capital has a $25.0 million revolving credit facility with an unaffiliated financial institution. This revolving credit facility matures on April 30, 2007, which we intend on renewing upon maturity. See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Notes 7, 8, and 9”.

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

This statute also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which have been identified as activities closely related to the business of banking or managing or controlling banks. Companies that qualify as financial holding companies may also engage in securities, insurance and merchant banking activities.

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

The minimum ratio of total capital to risk-weighted assets is 8.0%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common shareholders’ equity, including retained earnings, noncumulative perpetual preferred stock, certain trust preferred securities and minority interest in equity accounts of fully consolidated subsidiaries, less goodwill and other specified intangible assets. Tier 1 capital must equal at least 4.0% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt and other hybrid capital instruments, other preferred stock, a limited amount of loan loss reserves and a limited amount of unrealized holding gains on equity securities. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. At December 31, 2006, our ratio of total capital to risk-weighted assets was 11.9% and our ratio of Tier 1 capital to risk-weighted assets was 10.2%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3.0% for certain bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4.0%. At December 31, 2006, ITLA Capital’s required leverage ratio was 4.0% and its actual leverage ratio was 9.0%.

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

Bank Regulation — Federal Law

The FDIC, in addition to the DFI, broadly regulates the Bank. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports, and generally supervises the operations of institutions to which it provides deposit insurance. The FDIC is also the federal agency charged with regulating state-chartered banks that are not members of the Federal Reserve System, such as the Bank. Insured depository institutions, and their institution-affiliated parties, may be subject to potential enforcement actions by the FDIC and the DFI for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Management is not aware of any pending or threatened enforcement actions against the Bank.

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

Tier 1 Capital Ratio. FDIC regulations establish a minimum 3.0% ratio of tier 1 capital to total average assets for the most highly-rated state-chartered, FDIC-supervised banks. All other FDIC supervised banks must maintain at least a 4.0% tier 1 capital ratio. At December 31, 2006, the Bank’s required minimum tier 1 capital ratio was 4.0% and its actual tier 1 capital ratio was 9.1%.

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

For purposes of the risk-based capital requirements, “total capital” means tier 1 capital plus supplementary or tier 2 capital, so long as the amount of supplementary or tier 2 capital that is used to satisfy the requirement does not exceed the amount of tier 1 capital. Tier 2 capital includes cumulative and certain other perpetual preferred stock, mandatory convertible subordinated debt and perpetual subordinated debt, mandatory redeemable preferred stock, intermediate-term preferred stock, mandatory convertible subordinated debt and subordinated debt, the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets and a limited amount of unrealized holding gains on securities. At December 31, 2006 the Bank’s required minimum tier 1 risk-based and total capital ratios were 4.0% and 8.0% respectively and its actual was 10.3% and 11.5%, respectively.

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

An institution is treated as “well capitalized” if its total risk based capital ratio is 10.0% or more, its tier 1 risk-based ratio is 6.0% or more, its tier 1 capital ratio is 5.0% or greater, and it is not subject to any order or directive by the FDIC to meet a specific capital level. The Bank exceeded these requirements at December 31, 2006.

The FDIC is authorized and, under certain circumstances, required to take certain actions against institutions that are not at least adequately capitalized. Any such institution must submit a capital restoration plan and, until such plan is approved by the FDIC, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The capital restoration plan must include a limited guaranty by the institution’s holding company. In addition, the FDIC must appoint a receiver or conservator for an institution, with certain limited exceptions, within 90 days after it becomes “critically undercapitalized”.

The FDIC is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Community Reinvestment Act and Fair Lending Requirements. Federal banking agencies are required to evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In its most recent examination, the FDIC rated the Bank “satisfactory” in complying with its Community Reinvestment Act obligations. The Bank is also subject to certain fair lending (nondiscrimination) requirements. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies take compliance with such laws into account when regulating and supervising other activities such as mergers and acquisitions.

Fiscal and Monetary Policies. Our business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve Board are (a) conducting open market operations in United States government securities; (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions’ deposits, and (d) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the Federal Reserve Board may have a material effect on our business, results of operations and financial condition.

Federal Reserve Board regulations require the Bank to maintain non-interest earning reserves against the Bank’s transaction deposit accounts. Currently, the first $8.5 million of otherwise reservable balances are exempt from the reserve requirement, a 3% reserve requirement applies to balances over $8.5 million up to $45.8 million and a 10% reserve requirement applies to balances over $45.8 million. The Bank was in compliance with these requirements as of December 31, 2006.

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

The State of California has adopted The California Financial Information Privacy Act (“CFPA”), which took effect in 2004. The CFPA requires a financial institution to provide specific information to a consumer related to the sharing of that consumer’s nonpublic personal information. A consumer may direct the financial institution not to share his or her nonpublic personal information with affiliated or nonaffiliated companies with which a financial institution has contracted to provide financial products and services, and requires that permission from the consumer be obtained by a financial institution prior to sharing such information. These provisions are more restrictive than the privacy provisions of the GLB Act.

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

Employees

As of December 31, 2006, we had 263 employees. Management believes that its relations with employees are satisfactory. We are not subject to any collective bargaining agreements.

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

Item 1A. Risk Factors

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

Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate seventeen times, from 1.00% to 5.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin to date. If short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would experience further compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

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

We may not be able to reinvest prepayments on loans or mortgage-backed securities at rates comparable to the prepaid instrument particularly in periods of declining interest rates.

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

At December 31, 2006, we had $2.5 billion of loans secured by commercial and multi-family real estate, representing 85.8% of our total real estate loans and 82.5% of our gross loan portfolio. The income generated from the operation of the property securing the loan is generally considered by us to be the principal source of repayment on this type of loan. A significant portion of the income producing property lending in which we engage typically involves larger loans to a single borrower and is generally viewed as exposing the lender to a greater risk of loss than one-four family residential lending because these loans generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property. Income producing property values are also generally subject to greater volatility than residential property values. The liquidation values of income producing properties may be adversely affected by risks generally incident to interests in real property, such as:

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

The unseasoned nature of many of the loans we originated as part of our small balance multi-family real estate loan platform, along with our limited experience in originating loans nationwide, may lead to additional provisions for loan losses or charge-offs, which would hurt our profits.

The national expansion of our real estate loan platform and, in particular, our small balance multi-family real estate loans has led to an increase in the number of these types of loans in our portfolio. Many of these loans are unseasoned and have not been subjected to unfavorable economic conditions. We have limited experience in originating loans outside the State of California and as a result do not have a significant payment history pattern with which to judge future collectibility. At December 31, 2006, $1.3 billion, or 45.6%, of our real estate secured loans were secured by properties located outside the state of California. As a result, it is difficult to predict the future performance of this portion of our real estate loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our profitability.

Our construction loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate.

We originate construction loans for income producing properties, as well as for single family home construction. At December 31, 2006, construction loans totaled $347.8 million, or 11.7% of gross loans receivable. Construction lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. There are also risks associated with the timely completion of the construction activities for their allotted costs, as a number of factors can result in delays and cost overruns, and the time needed to stabilize income producing properties or to sell residential tract developments. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

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

Through ICBEF, a division of the Bank, we originate entertainment finance loans to independent producers of film and television on a senior secured basis. Although these loans are typically collateralized by a mortgage of copyright, security agreements and assigned sales contracts, the primary source of repayment is the revenue received by the borrower from the licensing of distribution rights. For this reason, our credit decisions are based in part on the creditworthiness and reputation of the producer, sales agent and distributors who have contracted to distribute the films. In many instances, the distribution contracts provide for multiple payments payable at certain milestones (such as execution of contract, commencement of principal photography or completion of principal photography). The maturity date of the loan is generally six to nine months after completion of the production. To the extent a distributor fails to make payment upon completion of the film, or the predicted level of revenue is less than expected, we may incur a loss if rights cannot be resold for the same amount or other loan collateral cannot cover required loan payments.

Negative events in certain geographic areas, particularly California, could adversely affect us.

Although we have significantly increased the geographic diversification of our loan portfolio since commencing our national expansion, our real estate loans remain heavily concentrated in the State of California, with approximately 54.4% of our real estate loans as of December 31, 2006 secured by collateral and made to borrowers in that state. In addition, as of that date, approximately 7.0% and 8.1% of our real estate loans were secured by collateral and made to borrowers in the States of Arizona and Texas, respectively. We have no other state geographic concentration of loans in excess of three percent of our total gross loan portfolio. A worsening of economic conditions in California or in any other state in which we have a significant concentration of borrowers could have a material adverse effect on our business, by reducing demand for new financings, limiting the ability of customers to repay existing loans, and impairing the value of our real estate collateral and real estate owned properties. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as earthquakes, tornados and hurricanes.

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

We rely on our computer systems, and outside sources providing technology, for much of our business, including recording our assets and liabilities. If our computer systems or outside technology sources fail, are not reliable or there is a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following sets forth our material facilities as of December 31, 2006.

Locations	Office Uses	Square Footage	Year Current Lease Term Expires

La Jolla, CA	Corporate Headquarters	21,903	2008
Glendale, CA	Loan Operations Division/Loan Administration/Asset Management/Operations Support	28,467	2012
New York, NY	East Coast Corporate Headquarters	3,810	2009
Century City, CA	ICB Entertainment Finance	7,003	2008
Glendale, CA	Bank Branch	4,791	2012
Encino, CA	Bank Branch	5,145	2009
San Francisco, CA	Bank Branch	5,005	2014
Costa Mesa, CA	Bank Branch	3,609	2011
San Diego, CA	Bank Branch	3,046	2011
Beverly Hills, CA	Bank Branch	2,218	2010
Carson City, NV	Bank Branch	3,000	2008
Walnut Creek, CA	Loan Origination Office	2,220	2009
Boston, MA	Loan Origination Office	3,309	2009
Atlanta, GA	Loan Origination Office	3,148	2008
Fairfield, CT	Loan Origination Office	1,992	2007
Redbank, NJ	Loan Origination Office	1,800	2009
Houston, TX	Loan Origination Office	3,420	2011

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

In December 2006, we filed an application and received approval to list our common stock on the New York Stock Exchange (“NYSE”). Our common stock began trading on the NYSE on December 29, 2006 under the symbol “IMP”. Prior to trading on the NYSE, our common stock traded on the NASDAQ Global Select Market under the symbol “ITLA”. As of March 5, 2007, there were 102 holders of record of ITLA Capital’s common stock representing an estimated 4,171 beneficial shareholders with a total of 5,527,651 shares outstanding.

The following table sets forth, for the periods indicated, the range of high and low trade prices for ITLA Capital’s common stock and the cash dividends declared per share. Stock price data reflects inter-dealer prices, without retail mark-up, mark-down or commission.

	Market Price			Average Daily
	High	Low	Close	Closing Price
2006 4th Quarter	$58.96	$50.75	$57.91	$54.91
3rd Quarter	55.15	49.10	53.76	51.76
2nd Quarter	52.93	46.14	52.58	49.55
1st Quarter	50.20	44.65	48.22	47.28
2005 4th Quarter	$53.55	$47.35	$48.85	$50.53
3rd Quarter	59.30	50.50	52.49	54.30
2nd Quarter	56.95	43.36	53.90	49.62
1st Quarter	58.31	49.37	49.96	53.89

Cash dividends declared per share	2006	2005
1st Quarter	$0.15	$—
2nd Quarter	0.15	—
3rd Quarter	0.15	—
4th Quarter	0.15	—
Total	$0.60	$—

As a bank holding company, ITLA Capital’s ability to pay dividends may be affected by regulations, including those governing the payment of dividends by the Bank to ITLA Capital, which could be a source of funds for any dividends paid by ITLA Capital, as well as by the policies of the Federal Reserve Board. Under federal regulations, the dollar amount of dividends the Bank may pay depends upon its capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed under state law and FDIC regulations.

Payments of the distributions on our trust preferred securities from the special purpose subsidiary trusts we sponsored are fully and unconditionally guaranteed by us. The junior subordinated debentures that we have issued to our subsidiary trusts are senior to our shares of common stock. As a result, we must make required payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the interest and principal obligations under the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We may defer the payment of interest on each of the junior subordinated debentures for a period not to exceed 20 consecutive quarters, provided that the deferral period does not extend beyond the stated maturity. During such deferral period, distributions on the corresponding trust preferred securities will also be deferred and we may not pay cash dividends to the holders of shares of our common stock.

We expect to pay a cash dividend of $0.16 per share for each quarter in 2007; however, there can be no assurance as to future dividends because they are dependent on our future earnings, capital requirements and financial condition. See “Item 1. Business—Regulation” and Note 16 to our consolidated financial statements included in Item 8 of this report.

Stock Repurchases

The following table sets forth the repurchases of our common stock for the fiscal quarter ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2006 to October 31, 2006	30,000	$54.80	30,000	307,011
November 1, 2006 to November 30, 2006	—	—	—	307,011
December 1, 2006 to December 31, 2006	9,050	55.52	9,050	297,961
Total	39,050	$54.97	39,050	297,961

____________

(1) The repurchases during the three months ended December 31, 2006 were made under the eleventh extension of our stock repurchase program, which was announced on October 18, 2005. On March 14, 2006, the twelfth extension of our stock repurchase program was announced. The extensions authorized the repurchase of an additional 5% of the outstanding shares as of their respective authorization dates. At December 31, 2006, a total of 297,961 shares remained available for repurchase under the eleventh and twelfth extensions.

Performance Graph

The following graph, prepared by SNL Securities, L.C., compares the performance of our Common Stock with that of the NASDAQ Composite Index (U.S. Companies) and the SNL Bank Index over a five year period through December 31, 2006. The comparison assumes $100 was invested on December 31, 2001 in our Common Stock and in each of the foregoing indices and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
ITLA Capital Corporation	100.00	158.54	239.03	280.49	233.06	279.48
NASDAQ Composite (1)	100.00	68.76	103.67	113.16	115.57	127.58
SNL Bank Index	100.00	91.69	123.69	138.61	140.50	164.35

____________

(1) The NASDAQ Composite index has been used rather than a New York Stock Exchange related index because we believe it is more relevant since we traded only for one day on the New York Stock Exchange in 2006.

Item 6. Selected Financial Data

The following condensed consolidated statements of operations and financial condition and selected performance ratios as of December 31, 2006, 2005, 2004, 2003, and 2002 and for the years then ended have been derived from our audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	For the years ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amount)
Condensed Consolidated Statements of Operations Total interest income	$226,501	$178,158	$124,954	$115,977	$110,608
Total interest expense	132,075	86,486	41,418	30,867	37,322
Net interest income before provision for loan losses	94,426	91,672	83,536	85,110	73,286
Provision for loan losses	5,000	10,250	4,725	7,760	9,030
Net interest income after provision for loan losses	89,426	81,422	78,811	77,350	64,256
Non-interest income (1)	2,772	6,574	14,508	15,240	373
Non-interest expense:
Compensation and benefits	21,265	21,737	21,444	18,870	13,954
Occupancy and equipment	7,439	7,177	5,924	4,839	3,165
Other general and administrative expenses	17,743	17,344	14,666	13,006	9,913
Real estate owned expense, net	369	193	712	1,212	1,323
Total non-interest expense	46,816	46,451	42,746	37,927	28,355
Income before provision for income taxes and minority interest in income of subsidiary	45,382	41,545	50,573	54,663	36,274
Minority interest in income of subsidiary (2)(3)	—	—	—	6,083	3,481
Income before provision for income taxes	45,382	41,545	50,573	48,580	32,793
Provision for income taxes	18,493	17,482	19,948	18,946	12,788
NET INCOME	$26,889	$24,063	$30,625	$29,634	$20,005
BASIC EARNINGS PER SHARE	$4.83	$4.19	$5.04	$4.91	$3.35
DILUTED EARNINGS PER SHARE	$4.71	$4.04	$4.75	$4.55	$3.16

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amount)
Condensed Consolidated Statements of Financial Condition
Cash and cash equivalents	$30,448	$93,747	$87,580	$178,318	$160,848
Investment securities available-for-sale, at fair value	99,527	92,563	66,845	53,093	54,677
Investment securities held-to-maturity, at amortized cost	193,512	233,880	296,028	—	—
Stock in Federal Home Loan Bank	48,984	43,802	23,200	17,966	16,934
Loans, net	2,973,368	2,523,480	1,793,815	1,505,424	1,438,234
Interest receivable	20,753	16,287	10,695	8,958	9,158
Other real estate owned, net	6,729	3,960	—	7,048	12,593
Premises and equipment, net	7,851	6,718	6,645	5,766	4,197
Deferred income taxes	11,513	12,717	10,468	11,609	13,822
Goodwill	3,118	3,118	3,118	3,118	3,118
Other assets	19,707	20,924	19,677	26,915	8,384
Total Assets	$3,415,510	$3,051,196	$2,318,071	$1,818,215	$1,721,965
Deposit accounts	$2,059,405	$1,735,428	$1,432,032	$1,147,017	$1,065,911
Federal Home Loan Bank advances and other borrowings	1,010,000	992,557	584,224	378,003	407,762
Account payable and other liabilities	38,168	32,130	20,491	19,696	10,006
Junior subordinated debentures (3)	86,600	86,600	86,600	86,600	—
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (3)	—	—	—	—	81,595
Shareholders’ equity	221,337	204,481	194,724	186,899	156,691
Total Liabilities and Shareholders’ Equity	$3,415,510	$3,051,196	$2,318,071	$1,818,215	$1,721,965
Book value per share	$42.07	$37.85	$35.09	$31.30	$27.11
____________

(1) For 2004 and 2003, includes fee income earned in connection with the tax refund lending program pursuant to our strategic alliance with various subsidiaries of Household International, Inc. (“Household”), a wholly owned subsidiary of HSBC Holdings plc (NYSE-HBC). This program was terminated by Household in 2004 subsequent to the tax filing season.
(2) Represents distributions on our trust preferred securities.
(3) As a result of our adoption of FASB Interpretation No. 46 (revised) issued by the Financial Accounting Standards Board effective December 31, 2003, we de-consolidated the trusts which issued our trust preferred securities. The effect of this was to recognize investments in the trusts in other assets, to report the amount of junior subordinated debentures we issued to these trusts as a liability in our consolidated balance sheets and, beginning on the date of adoption, to recognize the interest expense on the junior subordinated debentures in our consolidated statements of income. Prior to the de-consolidation, we reported our trust preferred securities in the mezzanine section of our balance sheet as “guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures” and recognized distributions paid to the holders of the trust preferred securities as “minority interest in income of subsidiary” in our consolidated statement of income.

	As of and for the years ended December 31,
	2006	2005	2004	2003	2002
Selected Performance Ratios Return on average assets	0.86%	0.90%	1.47%	1.71%	1.41%
Return on average shareholders’ equity	12.75%	12.12%	15.44%	16.88%	13.56%
Net interest margin (1)	3.06%	3.43%	4.12%	5.03%	5.30%
Average interest earning assets to average interest bearing liabilities	108.21%	109.32%	127.50%	135.03%	113.94%
Efficiency ratio (2)	47.79%	47.08%	42.87%	36.59%	36.40%
Total general and administrative expense to average assets	1.49%	1.73%	2.02%	2.29%	1.90%
Average shareholders’ equity to average assets	6.78%	7.39%	9.51%	11.16%	10.36%
Dividend payout ratio (3)	12.74%	—	—	—	—
Nonperforming assets to total assets	0.97%	0.92%	0.63%	0.86%	1.08%
Allowance for loan losses to loans held for investment, net (4)	1.53%	1.71%	1.94%	2.14%	2.31%
Allowance for loan loss to nonaccrual loans	175.40%	180.59%	242.17%	392.26%	555.61%
Net charge-offs to average loans held for investment, net	0.10%	0.09%	0.16%	0.52%	0.36%
____________

(1) Net interest margin represents net interest income divided by total average interest earning assets.
(2) Efficiency ratio represents general and administrative expenses divided by non-interest income and net interest income before provision for loan losses.
(3) Dividends declared per common share as a percentage of net income per diluted share.
(4) Loans held for investment, net, represent loans before allowance for loan losses.

The following table includes supplementary quarterly operating results and per share information for the past two years. The data presented should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with “Item 8. Financial Statements and Supplementary Data” included elsewhere in this report.

Quarterly Operations (Unaudited)

	For the Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2006
Interest income	$51,428	$55,760	$59,130	$60,183
Interest expense	28,518	31,776	34,840	36,941
Net interest income before provision for loan losses	22,910	23,984	24,290	23,242
Provision for loan losses	750	1,500	1,500	1,250
Non-interest income	717	607	578	870
General and administrative expense	12,037	11,833	11,474	11,103
Total real estate owned expense, net	106	(177)	287	153
Provision for income taxes	4,402	4,689	4,759	4,643
Net income	6,332	6,746	6,848	6,963
Basic earnings per share	$1.13	$1.22	$1.24	$1.26
Diluted earnings per share	$1.10	$1.18	$1.20	$1.22
2005
Interest income	$36,752	$41,680	$48,830	$50,896
Interest expense	15,010	19,551	24,991	26,934
Net interest income before provision for loan losses	21,742	22,129	23,839	23,962
Provision for loan losses	750	1,500	1,500	6,500
Non-interest income	(20)	509	485	5,600
General and administrative expense	11,230	11,069	11,973	11,986
Total real estate owned expense, net	(11)	—	—	204
Provision for income taxes	4,102	4,230	4,583	4,567
Net income	5,651	5,839	6,268	6,305
Basic earnings per share	$0.97	$1.01	$1.09	$1.11
Diluted earnings per share	$0.93	$0.98	$1.06	$1.08

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

The level of the allowance also reflects management’s continuing evaluation of geographic and credit concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

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

Adoption and Pending Adoption of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). We adopted SFAS No. 123(R) on January 1, 2006 using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to us, SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered over periods after the adoption of SFAS No. 123(R). The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation.

Total stock-based compensation expense included in our consolidated statement of income for the year ended December 31, 2006 was approximately $266,000 ($165,000, net of tax, or $0.03 per diluted share). No stock-based compensation expense was included in the consolidated statements of income for the years ended December 31, 2005 and 2004. Unrecognized stock-based compensation expense related to unvested stock options was approximately $66,000 at December 31, 2006. At that date, the weighted-average period over which the unrecognized expense was expected to be recognized was 2.22 years.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”— an amendment of SFAS Nos. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for us on January 1, 2007. Management does not expect the adoption of SFAS No. 155 to have a material impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement is effective for us on January 1, 2007. Management does not expect the adoption of SFAS No. 156 to have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for us on January 1, 2008. Management is currently evaluating the impact of the adoption of SFAS No. 157 on our financial condition and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements. FIN 48 is effective for us on January 1, 2007. Management does not expect the adoption of FIN 48 to have a material impact on our financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which is a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The adoption of SFAS No. 154 on January 1, 2006 did not have a material impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us on January 1, 2008. Management does not expect the adoption of SFAS No. 159 to have a material impact on our financial condition or results of operations.

General

The following discussion and analysis reviews the financial condition and results of our consolidated operations, including our significant consolidated subsidiaries: Imperial Capital Bank and Imperial Capital Real Estate Investment Trust.

The following discussion and analysis is intended to identify the major factors that influenced our financial condition as of December 31, 2006 and 2005 and our results of operations for the years ended December 31, 2006, 2005 and 2004. Our primary business involves the acceptance of customer deposits and the origination and purchase of loans secured by income producing real estate and, to a lesser extent, the origination of entertainment finance loans.

Consolidated net income in 2006 was $26.9 million, or $4.71 per diluted share, compared to $24.1 million, or $4.04 per diluted share in 2005 and $30.6 million, or $4.75 per diluted share in 2004. The increase in net income in 2006 was primarily due to an increase in net interest income before provision for loan losses, which increased 3.0% to $94.4 million during the year ended December 31, 2006, compared to $91.7 million for the prior year. This increase was primarily due to the growth in the average balance of our loan portfolio, and adjustable rate loans repricing to higher current market interest rates, partially offset by additional interest expense incurred due to the growth in the average balance of interest bearing liabilities, deposits and other interest bearing liabilities repricing to higher current market interest rates, and the addition of new borrowings. Net income was further augmented by a $5.3 million decrease in the provision for loan losses recorded during 2006 compared to the prior year. The provision recorded during 2005 reflected the impact of a $29.3 million increase in our other loans of concern and a $9.6 million increase in non-performing loans during the year. Despite the increase in our overall loan portfolio during 2006, the level of other loans of concern and non-performing loans stabilized in 2006 compared to the prior year. Other loans of concern were $67.0 million and $66.4 million, respectively, at December 31, 2006 and 2005. Other loans of concern consist of performing loans which have known information that have caused management to be concerned about the borrowers ability to comply with present loan repayment terms. Non-performing loans totaled $26.3 million and $24.3 million, respectively, at December 31, 2006 and 2005. As a percentage of our total loan portfolio, the amount of other loans of concern and non-performing loans decreased to 2.22% and 0.88%, respectively, at December 31, 2006, compared to 2.32% and 0.95%, respectively, at December 31, 2005. Net income was also impacted by a $3.8 million decline in non-interest income earned during the year as compared to the prior year, as a result of a gain recorded during 2005 in connection with the sale of substantially all of our franchise loan portfolio. There were no comparable loan sales in 2006.

The decrease in net income in 2005 as compared to 2004, was primarily due to the absence of interest and fee income earned in connection with the Bank’s tax refund lending (“RAL”) program, which terminated at the conclusion of the 2004 tax season. Despite the termination of the RAL program, net interest income before provision for loan losses increased 9.7% to $91.7 million for the year ended December 31, 2005, compared to $83.5 million for the year ended December 31, 2004. This increase was due to the growth in the average balance of our loan portfolio, a decrease in the average balance of low yielding short-term and overnight investments, and an increase in the average balance of higher yielding investment securities held-to-maturity as compared to 2004. The decline in the average balance of short-term and overnight investment securities was a result of the termination of the RAL program, which generated a substantial level of liquidity during the quarter ended March 31, 2004. We invested this additional liquidity in short-term and overnight investments, which earned a lower yield than we generally earn on our investment portfolio. The increase in interest income was partially offset by additional interest expense incurred due to the growth in the average balance of our interest bearing liabilities as compared to 2004, deposits repricing to higher market interest rates, and the addition of borrowings at higher market interest rates. Our earnings were negatively impacted by a $5.5 million increase in provision for loan losses recorded during 2005, as well as a $3.7 million increase in non-interest expense. Non-interest expense increased due to the investment in the national expansion of our real estate lending platform.

Total loan production, including the unfunded portion of loans, was $1.6 billion for the year ended December 31, 2006, as compared to $1.6 billion and $1.0 billion, respectively, for the years ended December 31, 2005 and 2004. Loan production in 2006 consisted of the origination of $693.1 million of commercial real estate loans, $293.7 million of small balance multi-family real estate loans and $102.7 million of entertainment finance loans, and the acquisition of $497.8 million of commercial and multi-family real estate loans by our wholesale loan operations.

Our average total assets increased approximately 15.9% during 2006 to $3.1 billion. Average cash and investment securities totaled $419.8 million in 2006 compared to $432.8 million in 2005, a decrease of $13.0 million, or 3.0%. Average loans receivable totaled $2.7 billion in 2006 compared to $2.2 billion in 2005, an increase of $429.0 million, or 19.2%. Average interest bearing deposit accounts totaled $1.8 billion in 2006 compared to $1.7 billion in 2005, an increase of $189.9 million, or 11.5%. FHLB advances and other borrowings averaged $926.9 million in 2006, compared to $707.4 million in 2005, an increase of $219.5 million, or 31.0%.

The allowance for loan losses as a percentage of our total loans was 1.5% at December 31, 2006, as compared to 1.7% at December 31, 2005. During the year ended December 31, 2006, we had net charge-offs of $2.8 million, compared to $1.9 million during the prior year.

At December 31, 2006, shareholders' equity totaled $221.3 million, or 6.5% of total assets. During 2006, we announced our first regular quarterly cash dividend of $0.15 per share. During the year, we declared total dividends of $0.60 per share, or approximately $3.2 million in total. For the year ended December 31, 2006, we repurchased 228,781 shares at an average price of $49.19 per share. Since beginning share repurchases in April 1997, a total of 3.5 million shares have been repurchased, returning approximately $101.1 million of capital to our shareholders at an average price of $28.64 per share. Through our stock repurchase program, all of our contributed capital has been returned to shareholders. ITLA Capital’s book value per share of common stock was $42.07 as of December 31, 2006, an increase of 11.1% from $37.85 per share as of December 31, 2005.

Results of Operations

The following table presents, for the periods indicated, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

	Years Ended December 31,
	2006			2005			2004
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets Cash and investment securities	$419,762	$19,181	4.57%	$432,774	$18,438	4.26%	$419,452	$9,291	2.22%
Real estate loans (1)	2,588,452	200,322	7.74%	2,016,691	141,061	6.99%	1,368,384	96,460	7.05%
Franchise loans (1)	11,578	475	4.10%	121,768	9,972	8.19%	125,280	8,608	6.87%
Entertainment finance loans (1)	59,262	5,620	9.48%	89,420	7,724	8.64%	96,227	7,040	7.32%
Commercial and other loans (1)	8,962	903	10.08%	11,382	963	8.46%	16,234	3,555	21.90%
Total loans receivable	2,668,254	207,320	7.77%	2,239,261	159,720	7.13%	1,606,125	115,663	7.20%
Total interest earning assets	3,088,016	$226,501	7.33%	2,672,035	$178,158	6.67%	2,025,577	$124,954	6.17%
Non-interest earning assets	70,936			51,549			94,739
Allowance for loan losses	(46,366)			(37,978)			(35,214)
Total assets	$3,112,586			$2,685,606			$2,085,102
Liabilities and Shareholders’ Equity
Interest bearing demand accounts	$29,047	$836	2.88%	$51,684	$1,236	2.39%	$80,052	$1,409	1.76%
Money market and passbook accounts	207,962	9,379	4.51%	177,213	5,308	3.00%	140,637	2,680	1.91%
Time certificates	1,603,210	74,941	4.67%	1,421,415	47,263	3.33%	1,003,555	23,827	2.37%
Total interest bearing deposit accounts	1,840,219	85,156	4.63%	1,650,312	53,807	3.26%	1,224,244	27,916	2.28%
FHLB advances and other borrowings	926,916	38,722	4.18%	707,391	25,508	3.61%	277,828	7,343	2.64%
Junior subordinated debentures	86,600	8,197	9.47%	86,600	7,171	8.28%	86,600	6,159	7.11%
Total interest bearing liabilities	2,853,735	$132,075	4.63%	2,444,303	$86,486	3.54%	1,588,672	$41,418	2.61%
Non-interest bearing demand accounts	12,738			27,671			8,023
Other non-interest bearing liabilities	35,173			15,086			290,077
Shareholders’ equity	210,940			198,546			198,330
Total liabilities and shareholders’ equity	$3,112,586			$2,685,606			$2,085,102
Net interest spread (2)			2.70%			3.13%			3.56%
Net interest income before provisions for loan losses		$94,426			$91,672			$83,536
Net interest margin (3)			3.06%			3.43%			4.12%

____________

(1) Before allowance for loan losses and net of deferred loan fees and costs. Net loan fee accretion of $2.8 million, $2.9 million and $1.8 million was included in net interest income for 2006, 2005 and 2004, respectively.
(2) Average yield on interest earning assets minus average rate paid on interest bearing liabilities.
(3) Net interest income divided by total average interest earning assets.

Our primary source of revenue is net interest income. Our net interest income is affected by (a) the difference between the yields earned on interest earning assets, including loans and investments, and the interest rates paid on interest bearing liabilities, including deposits and borrowings, which is referred to as “net interest spread”, and (b) the relative amounts of interest earning assets and interest bearing liabilities. As of December 31, 2006, 2005 and 2004, our ratio of average interest earning assets to average interest bearing liabilities was 108.2%, 109.3% and 127.5%, respectively.

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

	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest and fees earned on:
Loans, net	$32,413	$15,187	$47,600	$45,191	$(1,134)	$44,057
Cash and investment securities	(567)	1,310	743	306	8,841	9,147
Total increase in interest income	31,846	16,497	48,343	45,497	7,707	53,204
Interest paid on:
Deposit accounts	6,739	24,610	31,349	11,584	14,307	25,891
FHLB advances and other borrowings	8,758	4,456	13,214	14,677	3,488	18,165
Junior subordinated debentures	—	1,026	1,026	—	1,012	1,012
Total increase in interest expense	15,497	30,092	45,589	26,261	18,807	45,068
Increase (decrease) in net interest income	$16,349	$(13,595)	$2,754	$19,236	$(11,100)	$8,136

2006 Compared to 2005

Net Interest Income

Net interest income before provision for loan losses increased to $94.4 million for the year ended December 31, 2006, compared to $91.7 million for the prior year, an increase of 3.0%. The increase was primarily caused by an increase in interest income, attributable to the significant growth in the average balance of our loan portfolio and adjustable rate loans repricing to higher current market interest rates. The increase in interest income was partially offset by additional interest expense incurred due to the likewise significant growth in the average balance of our interest bearing liabilities as compared to the prior year, deposits and other interest bearing liabilities repricing to higher current market interest rates, and the addition of new borrowings.

The average yield on our total loan portfolio was 7.77% in 2006 compared to 7.13% in 2005. The average yield on our real estate loan portfolio was 7.74% in 2006 compared to 6.99% in 2005. Our adjustable rate mortgages are primarily indexed to either six month LIBOR or the Prime Rate with interest rate floors, below which the loan’s contractual interest rate may not adjust. Approximately 51.3% of our loan portfolio was comprised of adjustable rate loans at December 31, 2006, and approximately 45.5% of the loan portfolio was comprised of hybrid loans, which, after an initial fixed rate period of three or five years, will convert to an adjustable interest rate for the remaining term of the loan. Our adjustable rate loans generally re-price on a quarterly or semi-annual basis with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan. As of December 31, 2006, approximately $2.7 billion, or 90.5% of our adjustable rate loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates. At December 31, 2006, the weighted average floor interest rate of our adjustable rate loan portfolio was 6.03%. At that date, approximately $95.0 million or 3.2% of our adjustable rate loan portfolio was at the floor interest rate. At December 31, 2006, 52.0% of the adjustable rate loans outstanding had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on our adjustable rate loan portfolio was 11.60%. At December 31, 2006, none of the loans in our adjustable rate loan portfolio were at the cap rate.

Interest expense on interest bearing liabilities increased $45.6 million, or 52.7%, to $132.1 million in 2006 compared to $86.5 million in 2005. The increase was primarily due to an increase in interest expense on deposits and FHLB advances and other borrowings. Interest expense from deposit accounts increased $31.3 million, or 58.3%, to $85.2 million in 2006 compared to $53.8 million in 2005 due to the growth in interest bearing deposits during 2006 and the increase in the average rate paid on deposits as a result of higher current market interest rates as compared to the prior year. The average rate paid on deposits was 4.63% in 2006 compared to 3.26% in 2005.

Interest expense on FHLB advances and other borrowings increased $13.2 million, or 51.8%, to $38.7 million in 2006 compared to $25.5 million in 2005. This increase was primarily caused by additional borrowings utilized to finance lending activities during the year. The average balance of FHLB advances and other borrowings increased $219.5 million, or 31.0%, to $926.9 million in 2006 compared to $707.4 million in 2005. The increase was further caused by an increase in the rate paid on FHLB advances and other borrowings, which was 4.18% in 2006 as compared to 3.61% in 2005.

Provision for Loan Losses

The provision for loan losses was $5.0 million for the year ended December 31, 2006, compared to $10.3 million for the prior year. These provisions for loan losses were recorded to provide reserves adequate to support known and inherent losses in our loan portfolio and for specific reserves as of December 31, 2006 and 2005, respectively. The provision recorded during 2005 reflected the impact of a $29.3 million increase in our other loans of concern, a $9.6 million increase in non-performing loans during the year and a 40.3% increase in our loan portfolio. Despite the significant continued growth in the size of our overall loan portfolio during 2006, the level of other loans of concern and non-performing loans remained relatively flat in 2006 compared to the prior year. Other loans of concern were $67.0 million and $66.4 million, respectively, at December 31, 2006 and 2005. Non-performing loans totaled $26.3 million and $24.3 million, respectively, at December 31, 2006 and 2005. As a percentage of our total loan portfolio, the amount of other loans of concern and non-performing loans decreased to 2.22% and 0.88%, respectively, at December 31, 2006, compared to 2.32% and 0.95%, respectively, at December 31, 2005. See also “Credit Risk Elements - Allowance for Loan Losses and Nonperforming Assets”.

Non-interest Income

Non-interest income was $2.8 million for the year ended December 31, 2006, compared to $6.6 million for the prior year. In 2005, we recorded a $4.9 million gain in connection with the sale of substantially all of our franchise loan portfolio. There were no comparable loan sales in 2006.

Non-interest Expense

General and Administrative Expense

General and administrative expenses increased to $46.4 million for the year ended December 31, 2006, compared to $46.3 million for the prior year. Our efficiency ratio (defined as general and administrative expenses as percentage of net revenue) was 47.8% for the year ended December 31, 2006, compared to 47.1% for the same period last year. Full time equivalent associates averaged 259 in 2006 compared to 244 in 2005.

Income Taxes

Provision for income taxes increased to $18.5 million in 2006 compared to $17.5 million in 2005. The increase in provision for income taxes was due to the increase in taxable income earned in 2006, partially offset by a decline in our effective tax rate. The effective tax rate was 40.75% and 42.08%, respectively, for 2006 and 2005.

At December 31, 2006, we had a net deferred tax asset of $11.5 million. The deferred tax asset related primarily to loan loss provisions recognized on our financial statements that have not yet been recognized on our income tax returns. During 2006 and 2005, we had no deferred tax assets relating to net operating loss carryforward deductions. The deferred tax assets were considered fully realizable. Accordingly, no valuation allowance on the deferred tax assets was established in 2006 and 2005.

2005 Compared to 2004

Net Interest Income

Net interest income before provision for loan losses increased to $91.7 million for the year ended December 31, 2005, compared to $83.5 million for 2004, an increase of 9.7%. The increase was primarily caused by the growth in the average balance of our loan portfolio, a decrease in the average balance of low yielding short-term and overnight investments, and an increase in the average balance of higher yielding investment securities held-to-maturity as compared to 2004. The decline in the average balance of short-term and overnight investment securities was a result of the termination of the RAL program, which generated a substantial level of liquidity during the quarter ended March 31, 2004. We invested this additional liquidity in short-term and overnight investments, which earned a lower yield than we generally earn on our current investment portfolio. The increase in net interest income was partially offset by additional interest expense incurred due to the growth in the average balance of our interest bearing liabilities as compared to the prior year, deposits repricing to higher market interest rates, and the addition of new borrowings at higher market interest rates.

The average yield on our total loan portfolio was 7.13% in 2005 compared to 7.20% in 2004. The average yield on our real estate loan portfolio was 6.99% in 2005 compared to 7.05% in 2004. Approximately 61.8% of our loan portfolio was comprised of adjustable rate loans at December 31, 2005, and approximately 35.8% of the loan portfolio was comprised of hybrid loans. As of December 31, 2005, approximately $2.3 billion or 92.7% of our adjustable rate loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. At December 31, 2005, the weighted average floor interest rate of our adjustable rate loan portfolio was 6.13%. At that date, approximately $172.0 million or 7.1% of our adjustable rate loan portfolio was at the floor interest rate. At December 31, 2005, 68.2% of the adjustable rate loans outstanding had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on our adjustable rate loan portfolio was 11.33%. At December 31, 2005, none of the loans in our adjustable rate loan portfolio were at the cap rate.

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

Interest expense on FHLB advances and other borrowings increased $18.2 million, or 247.4%, to $25.5 million in 2005 compared to $7.3 million in 2004. This increase was primarily caused by additional borrowings utilized to finance lending and investment activities during 2005. The average balance of FHLB advances and other borrowings increased $429.6 million, or 154.6%, to $707.4 million in 2005 compared to $277.8 million in 2004. The increase was further impacted by an increase in the rate paid on FHLB advances and other borrowings, which was 3.61% in 2005 as compared to 2.64% in 2004.

Provision for Loan Losses

Provision for loan losses increased to $10.3 million in 2005 compared to $4.7 million in 2004. The provision for loan losses was recorded to provide reserves adequate to support the known and inherent risk of loss in the loan portfolio, and for specific reserves required at December 31, 2005. The provision increased during 2005 due to an increase in our other loans of concern, a 40.3% increase in our loan portfolio, and the increase in non-performing loans. Non-performing loans totaled $24.3 million and $14.7 million, respectively, at December 31, 2005 and 2004. This increase in non-performing loans was primarily attributable to the migration of three loans to non-performing status during 2005.

Non-interest Income

Non-interest income decreased $7.9 million to $6.6 million in 2005 compared to $14.5 million in 2004. Non-interest income for 2005 consisted primarily of a $4.9 million gain recorded in connection with the sale of franchise loans. During 2004, non-interest income primarily consisted of fee income earned in connection with the Bank’s RAL program. During 2004, we earned $9.3 million of net premiums on the sale of RAL loans and $4.6 million of processing and administrative fees. Because the RAL program related to the filing of income tax returns, transaction activity was concentrated during the tax season. This resulted in our earning substantially all of our RAL program income in the first quarter of 2004.

Non-interest Expense

General and Administrative Expense

General and administrative expenses increased to $46.3 million for the year ended December 31, 2005, compared to $42.0 million for the prior year. The increase in general and administrative expenses was caused by the additional overhead expenses incurred in connection with the national expansion of our loan production platform compared to 2004. This increase was primarily the result of a full year of overhead expenses incurred during 2005 for offices that were opened throughout 2004. Our efficiency ratio (defined as general and administrative expenses as percentage of net revenue) was 47.1% for the year ended December 31, 2005, compared to 42.9% for the year ended December 31, 2004. The variance in our efficiency ratio was primarily due to the decline in net revenue earned as a result of the termination of the RAL program and the continued national expansion of our small balance multi-family lending platform. Full time equivalent associates averaged 244 in 2005 compared to 236 in 2004.

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

At December 31, 2005, we had a net deferred tax asset of $12.7 million. The deferred tax asset related primarily to loan loss provisions recognized on our financial statements that have not yet been recognized on our income tax returns. During 2005 and 2004, we had no deferred tax assets relating to net operating loss carry forward deductions. The deferred tax asset was considered fully realizable. Accordingly, no valuation allowance on the deferred tax asset was established in 2005 and 2004.

Financial Condition

At December 31, 2006 Compared with December 31, 2005

Total assets increased by $364.3 million, or 11.9%, to $3.4 billion at December 31, 2006 compared to $3.1 billion at December 31, 2005. The increase in total assets was primarily due to a $452.1 million increase in our loan portfolio, partially offset by a $63.3 million decrease in cash and cash equivalents and a $40.4 million decline in investment securities held-to-maturity. The increase in the loan portfolio was primarily due to our significant loan production, partially offset by loan repayments, as well as loan prepayments, received during the year. The growth in assets was primarily funded by the increase in deposits of $324.0 million and an increase in FHLB advances and other borrowings of $17.4 million. The increase in shareholders’ equity was primarily due to the retention of net income and a $3.7 million increase in contributed capital, which was primarily related to the exercise of stock options, partially offset by treasury stock purchases of $11.3 million and cash dividends of $3.2 million.

At December 31, 2005 Compared with December 31, 2004

Total assets increased by $733.1 million, or 31.6%, to $3.1 billion at December 31, 2005 compared to $2.3 billion at December 31, 2004. The increase in total assets was primarily due to a $738.0 million increase in our loan portfolio, a $25.7 million increase in investment securities available-for-sale, and a $20.6 million increase in FHLB stock, partially offset by a $62.1 million decline in investment securities held-to-maturity and an $8.3 million increase in the allowance for loan losses. The increase in the loan portfolio was primarily due to our loan production, partially offset by loan repayements, as well as loan prepayments, received during the year. The growth in assets was primarily funded by the increase in deposits of $303.4 million and an increase in FHLB advances and other borrowings of $408.3 million. The increase in shareholders’ equity was primarily due to the retention of net income and an $8.7 million increase in contributed capital, which is primarily related to the exercise of stock options, partially offset by treasury stock purchases of $22.6 million.

Loans Receivable, Net

The following table shows the comparison of our loan portfolio by major categories as of the dates indicated.

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Real estate loans	$2,546,904	$2,154,372	$1,387,973	$1,196,729	$1,189,258
Construction loans	347,751	302,932	183,207	129,540	101,422
Total real estate loans	2,894,655	2,457,304	1,571,180	1,326,269	1,290,680
Entertainment finance loans	74,204	66,514	99,729	98,630	119,283
Franchise loans	9,334	13,705	137,477	102,128	54,672
Commercial and other loans	9,346	7,264	11,931	6,869	4,314
	2,987,539	2,544,787	1,820,317	1,533,896	1,468,949
Unamortized premium	18,138	14,582	6,346	5,429	7,898
Deferred loan origination costs (fees), net	13,740	7,928	2,635	(500)	(5,604)
	3,019,417	2,567,297	1,829,298	1,538,825	1,471,243
Allowance for loan losses	(46,049)	(43,817)	(35,483)	(33,401)	(33,009)
	$2,973,368	$2,523,480	$1,793,815	$1,505,424	$1,438,234

The contractual maturities of our loan portfolio at December 31, 2006 are as follows:

	Loans Maturing in
	Less Than One Year	Between One and Five Years	Greater Than Five Years	Total
	(dollars in thousands)
Real estate loans	$83,393	$277,568	$2,185,943	$2,546,904
Construction loans	217,368	130,383	—	347,751
Entertainment finance loans	60,165	14,039	—	74,204
Franchise loans	4,372	223	4,739	9,334
Commercial and other loans	4,812	4,534	—	9,346
	$370,110	$426,747	$2,190,682	$2,987,539

Loans with fixed interest rates	$369	$19,903	$32,595	$52,867
Loans with adjustable interest rates	369,741	406,844	2,158,087	2,934,672
	$370,110	$426,747	$2,190,682	$2,987,539
Percentage with adjustable interest rates	99.9%	95.3%	98.5%	98.2%

The table above should not be regarded as a forecast of future cash collections because a substantial portion of loans may be renewed or repaid prior to contractual maturity and have adjustable interest rates.

The following table sets forth certain information regarding the real property collateral securing our real estate loan portfolio as of December 31, 2006.

	Number of	Gross Loan	Percent of	Range of Principal Balance			Non-Accrual
	Loans	Amount	Total	Min	Max	Average	Loans
	(dollars in thousands)
Income Producing Property Loans:
Multi-family (5 or more units)	2,565	$1,865,992	64.47%	$2	$11,944	$727	$8,897
Retail	117	139,955	4.83%	12	10,010	1,196	965
Office	82	113,215	3.91%	12	13,500	1,381	—
Hotel	15	38,115	1.32%	66	6,886	2,541	878
Industrial/warehouse	48	60,799	2.10%	79	7,000	1,267	—
Mixed-use	75	75,928	2.62%	7	9,697	1,012	1,041
Mobile home parks	42	29,751	1.03%	253	2,171	708	—
Assisted living	5	21,885	0.76%	1,462	7,328	4,377	—
Storage	10	34,718	1.20%	684	5,950	3,472	—
Other	153	102,868	3.55%	2	10,069	672	1,900
Total income producing	3,112	2,483,226	85.79%				13,681
Construction and Land:
Construction	78	347,751	12.02%	282	23,763	4,458	—
Land	9	22,722	0.78%	368	7,565	2,525	—
Total construction and land	87	370,473	12.80%				—
Single-family mortgages:
Single-family (1-4 units)	97	40,956	1.41%	7	942	422	410
	3,296	$2,894,655	100.00%				$14,091

The following table sets forth the location of the collateral for our real estate loan portfolios as of December 31, 2006.

	Number of Loans	Gross Loan Amount	Percent of Total
	(dollars in thousands)
Southern California:
Los Angeles County	805	$643,344	22.23%
Riverside County	48	120,311	4.16%
Orange County	56	83,354	2.88%
San Diego County	66	66,201	2.29%
San Bernardino County	59	50,863	1.76%
All other Southern California Counties	5	4,223	0.15%
Total Southern California	1,039	968,296	33.47%
Northern California:
San Francisco County	85	109,903	3.80%
Alameda County	110	102,407	3.54%
Fresno County	60	56,386	1.95%
Contra Costa County	45	50,260	1.74%
Santa Clara County	45	35,255	1.22%
San Mateo County	25	35,127	1.21%
Kern County	39	27,775	0.96%
San Joaquin	34	25,244	0.87%
Sacramento	32	24,970	0.86%
All other Northern California Counties	116	138,499	4.78%
Total Northern California	591	605,826	20.93%
Outside California:
Texas	228	241,136	8.33%
Arizona	197	208,323	7.20%
Georgia	56	84,915	2.93%
Florida	91	79,035	2.73%
New York	109	69,306	2.39%
Nevada	74	57,834	2.00%
Massachusetts	95	56,402	1.95%
Colorado	69	44,306	1.53%
Connecticut	95	39,225	1.36%
Oklahoma	38	34,250	1.18%
Ohio	61	34,171	1.18%
Oregon	55	33,326	1.15%
New Jersey	58	30,044	1.04%
Tennessee	32	29,085	1.00%
Washington	38	25,899	0.89%
Other U.S. states	370	253,276	8.74%
Total Outside California	1,666	1,320,533	45.60%
	3,296	$2,894,655	100.00%

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

The following table sets forth certain information with respect to our loan originations and purchases. Fundings related to the tax refund lending programs terminated in 2004, and premiums paid and discounts taken on loans purchased in the secondary market are not included below.

	As of and for the Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)

Gross real estate loans originated	$960,187	$846,685	$721,090
Gross entertainment finance loans originated	102,703	68,687	92,179
Gross franchise loans originated	—	2,352	52,145
Gross commercial and other loans originated	26,662	1,863	58,342
Gross real estate loans purchased	498,785	723,822	136,452
Total loan production	$1,588,337	$1,643,409	$1,060,208
Gross loans at end of period	$2,987,539	$2,544,787	$1,820,317
Gross loans weighted-average portfolio yield	7.68%	7.13%	7.20%
Average size of loans retained in the Company’s portfolio	$1,110	$803	$919

Investment Securities

At December 31, 2006, our investment securities totaled $293.0 million, or 8.6% of our total assets. Our investment securities, including the mortgage-backed securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors. It is our general policy to purchase U.S. Government securities and federal agency obligations and other investment grade securities. At December 31, 2006, our entire mortgage-backed securities and collateralized mortgage obligations portfolios consisted of investment grade securities issued by Fannie Mae and Freddie Mac. Our investment securities portfolio at December 31, 2006, contained neither securities of any issuer nor tax-exempt securities with an aggregate book value in excess of 10% of stockholders’ equity, excluding those issued by United States agencies including Fannie Mae, Freddie Mac and the Federal Home Loan Bank.  See “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 2”.

The following table shows the amortized cost and approximate fair value of investment securities at the dates indicated.

	December 31,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Investment securities available-for-sale
U.S. agency securities	$62,554	$62,184	$89,897	$88,829	$61,637	$61,347
Collateralized mortgage obligations	34,991	35,127	—	—	—	—
Residual interest in securitized loans	1,911	2,039	3,257	3,570	5,055	5,368
Equity securities	13	177	16	164	25	130
Total investment securities available-for-sale	$99,469	$99,527	$93,170	$92,563	$66,717	$66,845

Investment securities held-to-maturity Mortgage-backed securities	$193,512	$190,475	$233,880	$229,025	$296,028	$295,226
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

During 2005, we recognized an other than temporary impairment of $250,000, in connection with the residual interest. Impairments that are deemed to be other than temporary are charged to non-interest income. In evaluating impairments as other than temporary we consider credit risk, as well as the magnitude and trend of default rates and prepayment speeds of the underlying residential loans. No other than temporary impairment was recognized during 2006.

At December 31, 2006 and 2005, key assumptions used to estimate the fair value of the residual interest based on projected cash flows, and the sensitivity of the value to immediate adverse changes in those assumptions were as follows:

	December 31,
	2006	2005
	(dollars in thousands)
Fair value of retained interest	$2,039	$3,570
Weighted average life (in years) - securities	0.55	0.56
Weighted average life (in years) - residual interest	2.74	2.92
Weighted average annual prepayment speed	40.0%	40.0%
Impact of 10% adverse change	$(6)	$(22)
Impact of 25% adverse change	$(10)	$(34)
Weighted average annual discount rate	13.0%	13.0%
Impact of 10% adverse change	$(65)	$(117)
Impact of 25% adverse change	$(156)	$(284)
Weighted average lifetime credit losses	20.2%	14.3%
Impact of 10% adverse change	$(86)	$(79)
Impact of 25% adverse change	$(224)	$(211)

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

The following table indicates the composition of the investment security portfolio assuming these securities are held-to-maturity based on the final maturity of each investment as of December 31, 2006. Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to prepay obligations. Equity securities classified as available-for-sale have no maturity and are included in the due in one year or less column.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
	(dollars in thousands)
Investment securities available-for-sale U.S. agency securities	$52,285	3.84%	$9,899	4.58%	$—	—	$—	—
Collateralized mortgage obligations	—	—	—	—	14,899	5.57%	20,228	5.98%
Equity securities	177	—	—	—	—	—	—	—
Residual interest in securitized loans	—	—	2,039	—	—	—	—	—
Total investment securities available-for-sale	$52,462		$11,938		$14,899		$20,228

Investment securities held-to-maturity Mortgage-backed securities	$—	—	$—	—	$—	—	$193,512	4.25%

Liquidity and Deposit Accounts

Liquidity refers to our ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans. We maintain a cash and investment securities portfolio designed to satisfy operating and regulatory liquidity requirements while preserving capital and maximizing yield. As of December 31, 2006 and 2005, the Bank’s liquidity ratios (defined as the Bank’s current assets divided by its current liabilities) were 6.4% and 10.5%, respectively, exceeding the DFI regulatory requirement of 1.5%. In addition, the Bank’s liquidity position is supported by a credit facility with the FHLB of San Francisco. As of December 31, 2006, the Bank had remaining available borrowing capacity under this credit facility of $310.3 million, net of the $12.2 million of additional FHLB Stock that we would be required to purchase to support those additional borrowings, and $128.0 million of unused federal funds credit facilities under established lines of credit with four other banks. Additionally, we have a $25.0 million revolving credit facility with an unaffiliated bank that expires on April 30, 2007. We intend on renewing this revolving credit facility when it matures.

Total deposit accounts increased approximately $324.0 million to $2.1 billion at December 31, 2006 from $1.7 billion at December 31, 2005. The increase in deposits in 2006 was primarily related to an increase in time certificate of deposits of $304.4 million and an increase in money market and passbook accounts of $23.8 million, partially offset by a decrease in demand deposit accounts of $4.2 million. Brokered deposits totaled $332.8 million and $152.7 million at December 31, 2006 and 2005, respectively. Total deposit accounts increased approximately $303.4 million to $1.7 billion at December 31, 2005 from $1.4 billion at December 31, 2004. In both 2006 and 2005, the funds provided from deposits were used primarily to fund the growth in our loan portfolio. Although we compete for deposits primarily on the basis of rates, based on our historical experience regarding retention of deposits, management believes that a significant portion of deposits will remain with us upon maturity on an ongoing basis.

The following table sets forth information regarding deposits outstanding at the dates indicated.

	December 31,
	2006	2005	2004
	(in thousands)
Non-interest demand accounts	$23,171	$13,660	$13,108
Interest demand accounts	24,523	38,197	72,832
Money market and passbook accounts	210,236	186,453	172,092
Time certificates under $100,000	784,732	763,701	703,493
Time certificates $100,000 and over	1,016,743	733,417	470,507
	$2,059,405	$1,735,428	$1,432,032

The following table sets forth the maturities of certificates of deposit $100,000 and over at December 31, 2006 (in thousands):

Certificates of deposit $100,000 and over:
Maturing within three months	$373,451
After three but within six months	294,938
After six but within twelve months	226,063
After twelve months	122,291
$1,016,743

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

Our off-balance sheet arrangements, which principally include lending commitments, are described below. At December 31, 2006, we also had a residual interest of $2.0 million in a qualified special purpose entity formed in 2002 to issue $86.3 million of asset-backed notes in a securitization of substantially all of our residential loan portfolio, and a $2.6 million equity interest in our deconsolidated trusts through which we have issued trust preferred securities. See Notes 8 and 10 of our consolidated financial statements included in Item 8 of this report.

Lending Commitments. Lending commitments include loan commitments and unused lines of credit. The instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments. We provide these lending commitments to customers in the normal course of business.

At December 31, 2006, our approved loan origination commitments outstanding totaled $256.7 million. Unfunded commercial lines of credit totaled $1.1 million. These lines of credit are commitments for possible future extension of credit to existing customers. These lines of credit are typically uncollateralized and usually do not contain a specified maturity date.

We apply essentially the same credit policies and standards as we do in the lending process when making these commitments. See Note 13 to the consolidated financial statements included in Item 8 of this report for additional information regarding lending commitments.

Contractual Obligations

The following table shows our contractual obligations by expected payment period, as of December 31, 2006. Further discussion of these commitments is included in Notes 6, 8, 9, and 14 to the consolidated financial statements included in Item 8 of this report.

Contractual Obligations	Total	Less Than One Year	One Through Three Years	Three Through Five Years	More Than Five Years
	(in thousands)
Long-term FHLB advances and other borrowings	$832,502	$257,267	$248,248	$282,917	$44,070
Junior subordinated debentures	86,600	—	—	—	86,600
Operating lease obligations	13,042	3,640	5,382	2,867	1,153
Deposits with stated maturity dates	1,801,475	1,636,998	83,432	81,045	—
Purchase obligations	2,849	1,000	922	927	—
	$2,736,468	$1,898,905	$337,984	$367,756	$131,823

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

Capital Resources

ITLA Capital, the Bank’s holding company, had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at December 31, 2006 of 9.0%, 10.2%, 11.9%, respectively, which, in the case of the Tier 1 risk-based and total risk-based capital ratios, represents $120.3 million and $53.5 million, respectively, of capital in excess of the amount required to be “well capitalized” for bank holding company regulatory purposes. These ratios were 9.1%, 11.0%, 13.0%, respectively, at December 31, 2005. Portions of our trust preferred securities presently qualify as Tier 1 and total risk-based capital. See Note 8 and Note 15 to our consolidated financial statements included in Item 8 of this report.

The Bank had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at December 31, 2006 of 9.1%, 10.3% and  11.5%, respectively, which represents $130.0 million, $120.3 million and $42.6 million, respectively, of capital in excess of the amount required for the Bank to be “well capitalized” for regulatory purposes. These ratios were 9.1%, 11.0% and 12.2%, respectively, as of December 31, 2005.

Shareholders’ equity increased to $221.3 million at December 31, 2006 from $204.5 million at December 31, 2005. The change was primarily due to the increase in retained earnings as a result of $26.9 million of net income earned during the year and a $3.7  million increase in contributed capital, which was primarily related to the exercise of employee stock options, partially offset by the purchase of $11.3 million of our common stock currently held as treasury stock and cash dividends of $3.2 million.

Credit Risk Elements

Allowance for Loan Losses and Nonperforming Assets

The following table provides certain information with respect to our total allowance for loan losses, including charge-offs, recoveries and selected ratios, for the periods indicated.

	As of and for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Balance at beginning of year	$43,817	$35,483	$33,401	$33,009	$26,650
Provision for loan losses	5,000	10,250	4,725	7,760	9,030
Additions due to acquisitions	—	—	—	—	2,048
Charge-offs:
Real estate loans	(1,634)	(1,584)	(189)	(5,286)	(4,730)
Entertainment finance loans	(2,500)	(395)	(2,180)	(800)	—
Franchise loans	—	(451)	—	(661)	—
Commercial and other loans	—	—	(1,121)	(700)	—
Total charge-offs	(4,134)	(2,430)	(3,490)	(7,447)	(4,730)
Recoveries:
Real estate loans	894	88	89	14	11
Entertainment finance loans	472	426	—	—	—
Commercial and other loans	—	—	758	65	—
Total recoveries	1,366	514	847	79	11
Net charge-offs	(2,768)	(1,916)	(2,643)	(7,368)	(4,719)
Balance at end of the year	$46,049	$43,817	$35,483	$33,401	$33,009
Average loans outstanding during the year	$2,668,254	$2,239,261	$1,606,125	$1,415,812	$1,305,902
Loans, net, at end of the year (1)	$3,019,417	$2,567,297	$1,829,298	$1,538,825	$1,471,243
Selected Ratios:
Net charge-offs to average loans outstanding	0.10%	0.09%	0.16%	0.52%	0.36%
Net charge-offs to loans, net (1)	0.09%	0.07%	0.14%	0.48%	0.32%
Allowance for loan losses to loans, net (1)	1.53%	1.71%	1.94%	2.14%	2.31%
Allowance for loan losses to nonaccrual loans	175.40%	180.59%	242.17%	392.26%	555.61%
____________

(1) Loans, before allowance for loan losses and net of premium, deferred loan origination costs and deferred loan fees.

The allowance for loan losses increased to $46.0 million or 1.53% of our total loan portfolio at December 31, 2006 from $43.8 million or 1.71% of our total loan portfolio at December 31, 2005. The increase in the allowance was due primarily to the provision for loan losses of $5.0 million, less net charge-offs of $2.8 million. The current period provision for loan losses was recorded to provide reserves adequate to support the known and inherent risk of loss in the loan portfolio, and for specific reserves required as of December 31, 2006. The decrease in the percentage of the allowance for loan losses to loans, net, primarily reflects the significant growth in our total loan portfolio during the year, which increased by 17.6% compared to the prior year, as well as the continuing decline in our overall risk profile due to a broader geographic diversification of our real estate loan portfolio. As of December 31, 2006, over 46% of our real estate loans were secured by properties located outside of the state of California compared to 41% in 2005. In addition, the overall level of our other loans of concern and non-performing loans remained relatively stable during 2006 as compared to 2005.

The allowance for loan losses increased to $43.8 million or 1.71% of our total loan portfolio at December 31, 2005 from $35.5 million or 1.94% of our total loan portfolio at December 31, 2004. The increase in the allowance was due primarily to the provision for loan losses of $10.3 million, less net charge-offs of $1.9 million. The 2005 provision for loan losses was recorded to provide reserves adequate to support the known and inherent risk of loss in the loan portfolio, and for specific reserves required as of December 31, 2005. The increase in the provision for loan losses in 2005 as compared to 2004 was primarily caused by the growth in our loan portfolio and the increase in non-performing and other loans of concern during the year. During 2005, our loan portfolio increased $738.0 million, non-performing loans increased $9.6 million, and other loans of concern increased $29.3 million. Other loans of concern consist of performing loans which have known information that have caused management to be concerned about the borrowers ability to comply with present loan repayment terms. The decrease in the percentage of the allowance for loan losses to loans, net, primarily reflects the decline in our overall risk profile due to a broader geographic diversification of our real estate loan portfolio.

The following table sets forth management’s historical allocation of the allowance for loan losses by loan or contract category and the percentage of gross loans in each category to total gross loans at the dates indicated.

	December 31,
	2006		2005		2004		2003		2002
Loan Category:	Allowance for loan losses	% of loans (1)	Allowance for loan losses	% of loans (1)	Allowance for loan losses	% of loans (1)	Allowance for loan losses	% of loans (1)	Allowance for loan losses	% of loans (1)
	(dollars in thousands)
Secured by real estate	$38,284	96%	$34,222	96%	$23,543	86%	$25,522	87%	$28,348	88%
Entertainment finance	5,616	3%	6,770	3%	7,828	5%	4,354	6%	2,961	8%
Franchise	1,833	—	2,685	1%	4,032	8%	3,185	7%	1,490	4%
Commercial and other	316	1%	140	—	80	1%	340	—	210	—
Total	$46,049	100%	$43,817	100%	$35,483	100%	$33,401	100%	$33,009	100%
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

Management believes that our allowance for loan losses as of December 31, 2006 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth the delinquency status of our loan portfolios at each of the dates indicated.

	December 31,
	2006		2005		2004
	Amount	Percent of Gross Portfolio	Amount	Percent of Gross Portfolio	Amount	Percent of Gross Portfolio
	(dollars in thousands)
Period of Delinquency 30 - 59 days	$10,120	0.34%	$5,060	0.20%	$16,684	0.92%
60 - 89 days	15,170	0.51%	3,678	0.14%	6,018	0.33%
90 days or more	23,937	0.80%	22,533	0.89%	9,401	0.52%
Total loans delinquent	$49,227	1.65%	$31,271	1.23%	$32,103	1.77%

The increase in total delinquent loans in 2006 was due primarily to an increase of $26.7 million of past due real estate loans, partially offset by a $6.6 million decrease in past due entertainment finance loans and a $2.2 million decrease in past due franchise loans.

We have established a policy that all loans greater than $2.5 million are reviewed annually. This review usually involves obtaining updated information about the collateral and source of repayment. In addition, independent outside consultants periodically review our loan portfolio and report findings to management and the audit committee of the Board of Directors. Loans considered to warrant special attention are presented to the review and reserve committee, which meets at least monthly to review the status of classified loans, consider new classifications or declassifications, determine the need for and amount of any charge offs, and recommend to our executive committee of the Board of Directors the level of allowance for loan losses to be maintained. If management believes that the collection of the full amount of principal is unlikely and the value of the collateral securing the obligation is insufficient, the difference between the loan balance and the fair market value of the collateral are recognized by a partial charge-off of the loan balance to the collateral’s fair value. While real property collateral is held for sale, it is subject to periodic evaluation and/or appraisal. If an evaluation or appraisal indicates that the property will ultimately sell for less than our recorded value plus costs of disposition, the loss is recognized by a charge to allowance for other real estate owned losses.

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

The following table sets forth our nonperforming assets by category and troubled debt restructurings as of the dates indicated:

	December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Nonaccrual loans:(1)
Real estate	$14,091	$6,117	$7,057	$4,686	$3,913
Franchise	4,549	7,366	3,874	799	1,986
Entertainment finance	7,614	10,780	3,721	3,030	—
Total nonaccrual loans	26,254	24,263	14,652	8,515	5,899
Other real estate owned, net	6,729	3,960	—	7,048	12,593
Total nonperforming assets	32,983	28,223	14,652	15,563	18,492
Accruing loans past-due 90 days or more with respect to principal or interest	—	—	—	—	—
Performing troubled debt restructurings	7,994	10,758	3,096	4,709	7,858
	$40,977	$38,981	$17,748	$20,272	$26,350

Nonaccrual loans to total gross loans	0.88%	0.95%	0.80%	0.55%	0.40%
Allowance for loan losses to nonaccrual loans	175.40%	180.59%	242.17%	392.26%	555.61%
Nonperforming assets to total assets	0.97%	0.92%	0.63%	0.86%	1.08%

________________

(1) Includes five loans with a net book balance of $5.4 million that were nonperforming troubled debt restructurings in 2006, six loans with a net book balance of $8.5 million that were nonperforming troubled debt restructurings in 2005, four loans with a net book balance of $5.7 million that were nonperforming troubled debt restructurings in 2004, and three loans with a net book balance of $3.8 million that were nonperforming troubled debt restructurings in 2003. There were no nonperforming troubled debt restructurings in 2002.

Gross interest income that would have been recorded on nonaccrual loans had they been current in accordance with original terms was $1.5 million and $1.6 million for the years ended December 31, 2006 and 2005, respectively. The amount of interest income on such nonaccrual loans included in net income for the years ended December 31, 2006 and 2005 was none and $340,000, respectively. For the years ended December 31, 2006 and 2005, $1.5 million and $1.9 million, respectively, of gross interest income would have been recorded had the restructured loans been current in accordance with their original terms compared to $720,000 and $1.4 million, respectively, of interest income that was included in net income for the same periods.

In 2006, $3.5 million of new other real estate owned was acquired, and $730,000 of other real estate owned was sold, resulting in $6.7 million of other real estate owned at December 31, 2006.

As of December 31, 2006 and 2005, we had loans with an aggregate outstanding balance of $67.0 million and $66.4 million, respectively, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the non-accrual loan category.

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

In evaluating our exposure to changes in interest rates, certain risks inherent in the method of analysis presented in the following tables must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees and at different times to changes in market rates. Additionally, loan prepayments and early withdrawals of time certificates could cause interest sensitivities to vary from those that appear in the following table. Further, certain assets, such as adjustable rate real estate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. The majority of our adjustable rate real estate loans may not adjust downward below their initial rate, with increases generally limited to maximum adjustments of 2% per year and up to 5% over the life of the loan. These loans may also be subject to prepayment penalties. At December 31, 2006, 3.2% of our adjustable rate loan portfolio could not adjust downward below the floor rate and the weighted-average minimum interest rate for these loans was 8.56%. At December 31, 2006, 52.0% of the total loans outstanding had a lifetime interest rate cap, with a weighted-average lifetime interest rate cap of 11.60%. The anticipated effects of these various factors are considered by management in implementing interest rate risk management activities.

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

The following table shows our estimated earnings sensitivity profile to immediate, parallel shifts in interest rates as of December 31, 2006:

Changes in Interest rates (Basis Points)	Percentage Change in Net Interest Income (12 Months)
+ 200 Over One Year	0.61%
+ 100 Over One Year	1.53%
- 100 Over One Year	-1.62%
- 200 Over One Year	-2.03%

Another tool used to identify and manage our interest rate risk profile is the static gap analysis. Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. The following table presents an estimate of our static GAP analysis as of December 31, 2006.

	Maturing or Repricing in
	3 Months or less	After 3 Months But Within 1 Year	After 1 Year But Within 5 Years	After 5 Years	Non-Interest Sensitive	Total
	(dollars in thousands)
Assets
Loans (1)	$1,184,139	$777,643	$1,028,047	$29,588	$—	$3,019,417
Cash and cash equivalents	28,964	—	—	—	1,484	30,448
Investment securities available-for-sale	13,152	48,366	32,681	5,151	177	99,527
Investment securities held-to-maturity	7,243	29,125	130,782	26,362	—	193,512
Non-interest earning assets less allowance for loan losses	—	—	—	—	72,606	72,606
Total assets	$1,233,498	$855,134	$1,191,510	$61,101	$74,267	$3,415,510
Liabilities and Shareholders’ Equity
Time certificates under $100,000	$251,006	$491,506	$42,220	$—	$—	$784,732
Time certificates $100,000 and more	373,451	521,001	122,291	—	—	1,016,743
Money market and passbook accounts	210,236	—	—	—	—	210,236
Demand deposit accounts	24,523	—	—	—	23,171	47,694
FHLB advances and other borrowings	215,497	219,268	531,165	44,070	—	1,010,000
Other liabilities	—	—	—	—	38,168	38,168
Junior subordinated debentures	25,800	30,900	—	29,900		86,600
Shareholders’ equity	—	—	—	—	221,337	221,337
Total liabilities and shareholders’ equity	$1,100,513	$1,262,675	$695,676	$73,970	$282,676	$3,415,510
Net repricing assets over (under) repricing liabilities equals interest rate sensitivity GAP	$132,985	$(407,541)	$495,834	$(12,869)	$(208,409)
Cumulative interest rate sensitivity GAP	$132,985	$(274,556)	$221,278	$208,409	$—
Cumulative GAP as a percentage of total assets	3.89%	-8.04%	6.48%	6.10%	0.00%

____________

(1) Approximately 51.3% of our loan portfolio was comprised of adjustable rate loans at December 31, 2006, and approximately 45.5% of the loan portfolio was comprised of hybrid loans, which become adjustable rate loans after an initial fixed rate period of three or five years. Our adjustable rate loans generally re-price on a quarterly or semi-annual basis with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan. Nonaccrual loans of approximately $26.3 million are assumed to reprice after five years.

Certain shortcomings are inherent in a gap analysis. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of some borrowers to service their debt may decrease in the event of a severe interest rate increase.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

/s/ George W. Haligowski
George W. Haligowski
Chairman of the Board, President and
Chief Executive Officer

/s/ Timothy M. Doyle
Timothy M. Doyle
Executive Managing Director and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ITLA Capital Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that ITLA Capital Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). ITLA Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that ITLA Capital Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ITLA Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ITLA Capital Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 14, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders of ITLA Capital Corporation:

We have audited the accompanying consolidated balance sheets of ITLA Capital Corporation and subsidiaries (the “Company”), a Delaware corporation, as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITLA Capital Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ITLA Capital Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 14, 2007

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands, except share amounts)

Assets Cash and cash equivalents	$30,448	$93,747
Investment securities available-for-sale, at fair value	99,527	92,563
Investment securities held-to-maturity, at amortized cost (fair value approximates $190,475 and $229,025 in 2006 and 2005, respectively)	193,512	233,880
Stock in Federal Home Loan Bank	48,984	43,802
Loans, net (net of allowance for loan losses of $46,049 and $43,817 in 2006 and 2005, respectively)	2,973,368	2,523,480
Interest receivable	20,753	16,287
Other real estate owned, net	6,729	3,960
Premises and equipment, net	7,851	6,718
Deferred income taxes	11,513	12,717
Goodwill	3,118	3,118
Other assets	19,707	20,924
Total assets	$3,415,510	$3,051,196
Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$2,059,405	$1,735,428
Federal Home Loan Bank advances and other borrowings	1,010,000	992,557
Accounts payable and other liabilities	38,168	32,130
Junior subordinated debentures	86,600	86,600
Total liabilities	3,194,173	2,846,715
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 9,065,672 and 8,978,998 issued in 2006 and 2005, respectively	82,073	78,004
Retained earnings	243,823	220,095
Accumulated other comprehensive income (loss), net	35	(364)
	325,931	297,735
Less treasury stock, at cost - 3,803,969 and 3,576,695 shares in 2006 and 2005, respectively	(104,594)	(93,254)
Total shareholders’ equity	221,337	204,481
Total liabilities and shareholders’ equity	$3,415,510	$3,051,196

See accompanying notes to the consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)

Interest income:
Loans receivable, including fees	$207,320	$159,720	$115,663
Cash, cash equivalents and investment securities	19,181	18,438	9,291
Total interest income	226,501	178,158	124,954
Interest expense:
Deposit accounts	85,156	53,807	27,916
Federal Home Loan Bank advances and other borrowings	38,722	25,508	7,343
Junior subordinated debentures	8,197	7,171	6,159
Total interest expense	132,075	86,486	41,418
Net interest income before provision for loan losses	94,426	91,672	83,536
Provision for loan losses	5,000	10,250	4,725
Net interest income after provision for loan losses	89,426	81,422	78,811
Non-interest income:
Gain on sale of loans, net	—	4,911	9,284
Late and collection fees	970	536	338
Other	1,802	1,127	4,886
Total non-interest income	2,772	6,574	14,508
Non-interest expense:
Compensation and benefits	21,265	21,737	21,444
Occupancy and equipment	7,439	7,177	5,924
Other	17,743	17,344	14,666
Total general and administrative	46,447	46,258	42,034
Real estate owned expense, net	334	204	127
Provision for losses on other real estate owned	—	—	1,000
Loss (gain) on sale of other real estate owned	35	(11)	(415)
Total real estate owned expense	369	193	712
Total non-interest expense	46,816	46,451	42,746
Income before provision for income taxes	45,382	41,545	50,573
Provision for income taxes	18,493	17,482	19,948
NET INCOME	$26,889	$24,063	$30,625
BASIC EARNINGS PER SHARE	$4.83	$4.19	$5.04
DILUTED EARNINGS PER SHARE	$4.71	$4.04	$4.75

See accompanying notes to the consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

											Comprehensive Income
	Common Stock												Reclassification of
	Number of shares			Shareholders’ Equity									Realized Gains
	Gross		Net	Contributed Capital				Accumulated				Unrealized	Previously
	Shares		Shares			Total		Other	Treasury			Gain (Loss)	Recognized in	Total
	Issued and	Treasury	Issued and	Share	Earned	Contributed	Retained	Comprehensive	Stock,		Net	on Securities,	Comprehensive	Comprehensive
	Outstanding	Shares	Outstanding	Capital	Compensation	Capital	Earnings	Income (Loss)	At Cost	Total	Income	Net of Tax	Income, Net of Tax	Income
	(in thousands except share amounts)
Balance at January 1, 2004	8,447,294	(2,475,689)	5,971,605	$59,650	$2,054	$61,704	$165,407	$155	$(40,367)	$186,899
Issuance of common stock - employee stock options	256,600	—	256,600	7,477	—	7,477	—	—	—	7,477
Earned compensation from Supplemental Executive Retirement Plan /Recognition and Retention Plan, net	—	—	—	—	146	146	—	—	—	146
Common stock repurchased	—	(678,601)	(678,601)	—	—	—	—	—	(30,346)	(30,346)
Net income	—	—	—	—	—	—	30,625	—	—	30,625
Other comprehensive income	—	—	—	—	—	—	—	(77)	—	(77)	$30,625	$(77)	$—	$30,548
Balance at December 31, 2004	8,703,894	(3,154,290)	5,549,604	$67,127	$2,200	$69,327	$196,032	$78	$(70,713)	$194,724
Issuance of common stock-employee stock options, net	275,104	—	275,104	8,656	—	8,656	—	—	—	8,656
Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan, net	—	9,333	9,333	—	21	21	—	—	84	105
Common stock repurchased	—	(431,738)	(431,738)	—	—	—	—	—	(22,625)	(22,625)
Net income	—	—	—	—	—	—	24,063	—	—	24,063
Other comprehensive income	—	—	—	—	—	—	—	(442)	—	(442)	$24,063	$(442)	$—	$23,621
Balance at December 31, 2005	8,978,998	(3,576,695)	5,402,303	$75,783	$2,221	$78,004	$220,095	$(364)	$(93,254)	$204,481
Issuance of common stock- employee stock options, net	86,674	—	86,674	3,692	—	3,692	—	—	—	3,692
Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan, net	—	1,735	1,735	—	111	111	—	—	(75)	36
Common stock repurchased	—	(229,009)	(229,009)	—	—	—	—	—	(11,265)	(11,265)
Cash dividends declared ($0.60 per common share)	—	—	—	—	—	—	(3,161)	—	—	(3,161)
Stock compensation expense recognized in earnings	—	—	—	—	266	266	—	—	—	266
Net income	—	—	—	—	—	—	26,889	—	—	26,889
Other comprehensive income	—	—	—	—	—	—	—	399	—	399	$26,889	$399	$—	$27,288
Balance at December 31, 2006	9,065,672	(3,803,969)	5,261,703	$79,475	$2,598	$82,073	$243,823	$35	$(104,594)	$221,337

See accompanying notes to the consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$26,889	$24,063	$30,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,690	2,682	2,086
Amortization of premium on purchased loans	4,732	3,114	2,196
Accretion of deferred loan origination fees, net of costs	(2,846)	(2,897)	(1,794)
Provision for loan losses	5,000	10,250	4,725
Provision for losses on other real estate owned	—	—	1,000
Gain on sale of loans, net	—	(4,911)	(9,284)
Deferred income tax expense (benefit)	926	(1,940)	1,198
Other, net	(2,020)	2,928	2,565
(Increase) decrease in interest receivable	(4,466)	(5,592)	(1,737)
Decrease (increase) in other assets	1,198	(1,247)	7,238
Increase in accounts payable and other liabilities	5,231	11,639	795
Net cash provided by operating activities	37,334	38,089	39,613

Cash Flows From Investing Activities:
Purchases of investment securities available-for-sale	(44,331)	(42,770)	(45,269)
Proceeds from the maturity and calls of investment securities available-for-sale	38,159	16,238	31,048
Purchases of investment securities held-to-maturity	(7,771)	—	(306,047)
Proceeds from the maturity and redemption of investment securities held-to-maturity	48,019	62,033	10,066
Purchase of stock in Federal Home Loan Bank	(2,675)	(19,252)	(4,462)
Purchase of loans	(497,785)	(723,822)	(139,486)
Origination of RAL loans	—	—	(12,949,433)
Proceeds from the participation in RAL loans	—	—	12,958,717
Proceeds from the sale of franchise loans	—	115,508	—
Decrease (increase) in loans, net	38,072	(130,937)	(155,887)
Proceeds from sale of other real estate owned	135	81	8,318
Cash paid for capital expenditures	(3,823)	(2,755)	(2,965)
Net cash used in investing activities	(432,000)	(725,676)	(595,400)

Cash Flows From Financing Activities:
Proceeds from exercise of employee stock options	3,692	4,650	4,159
Cash paid to acquire treasury stock	(11,374)	(22,625)	(30,346)
Cash dividends paid	(2,371)	—	—
Principal payments on collateralized mortgage obligations	—	—	(15,868)
Increase in deposit accounts	323,977	303,396	285,015
Net proceeds from (repayments of) short-term borrowings	89,293	(77,795)	(85,000)
Proceeds from long-term borrowings	89,869	586,215	363,689
Repayments of long-term borrowings	(161,719)	(100,087)	(56,600)
Net cash provided by financing activities	331,367	693,754	465,049

Net (decrease) increase in cash and cash equivalents	(63,299)	6,167	(90,738)
Cash and cash equivalents, beginning of period	93,747	87,580	178,318
Cash and cash equivalents, end of period	$30,448	$93,747	$87,580

Supplemental Cash Flow Information:
Cash paid during the period for interest	$124,755	$82,326	$40,759
Cash paid during the period for income taxes	$16,668	$10,033	$14,329
Non-cash Investing Transactions:
Loans transferred to other real estate owned	$3,499	$4,030	$1,855
Loans to facilitate the sale of other real estate owned	$560	$—	$1,759
Cash dividends declared but not yet paid	$790	$—	$—

See accompanying notes to the consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - ITLA Capital Corporation and subsidiaries (“ITLA Capital” or “the Company”) is primarily engaged in the origination of real estate loans secured by income producing real estate and, to a lesser extent, the origination of entertainment finance loans. Through its principal operating subsidiary, Imperial Capital Bank (“Imperial” or “the Bank”), the Company accepts deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) which are used primarily to fund loan production. The Company also holds certain multi-family and commercial real estate loans through its subsidiary, Imperial Capital Real Estate Investment Trust (“Imperial Capital REIT”).

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

As of December 31, 2006 and 2005, the Bank had no tax refund anticipation loans outstanding and no private label commercial revolving loans outstanding. For the year ended December 31, 2004, fee income earned in connection with the RAL program consisted of approximately $9.3 million of net premiums on the sale of RAL loans and $4.6 million of processing and administrative fees. Because the RAL program related to the filing of income tax returns, transaction activity was concentrated during the tax season. This resulted in the Company earning substantially all of its RAL program income in the first quarter of each year during the program. For the years ended December 31, 2006 and 2005, no income was earned in connection with these programs.

Imperial began operating as a California industrial bank in 1974, and became a publicly traded company in October 1995, when its shares were sold in an initial public offering. Imperial operates six retail branches in California and one branch in Nevada, along with 23 loan origination offices serving the Western United States, the Southeast region, the Mid-Atlantic region, the Ohio Valley, the Metro New York area and New England.

In December 2002, the Bank received regulatory approval to convert to a California state chartered commercial bank from a California industrial bank. In addition, ITLA Capital was approved by the Federal Reserve Bank to become a bank holding company. The Bank began operating as a commercial bank and ITLA Capital became a bank holding company in January 2003.

Financial Statement Presentation —The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States (“GAAP”) and to prevailing practices within the financial services industry. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated. Certain amounts in prior periods have been reclassified to conform to the presentation in the current period. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents —We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investment Securities —Investment securities available-for-sale are carried at fair value with unrealized gains or losses reported net of taxes as a component of accumulated other comprehensive income (loss) until realized. Realized gains and losses are determined using the specific identification method. Investment securities held-to-maturity represent investments that the Company has the ability and intent to hold to maturity. These investments are reported at cost and are adjusted for the accretion and amortization of premiums and discounts on the effective interest method.

Loans — Loans, which include real estate loans, franchise loans, entertainment finance loans, and commercial and other loans, are generally carried at principal amounts outstanding plus purchase premiums and the net deferred loan origination costs, less charge-offs. Deferred loan origination costs include deferred unamortized loan origination costs net of loan fees and other unearned income collected in connection with the origination of a loan. Interest income is accrued as earned. Net purchase premiums or discounts and deferred loan origination costs are amortized or accreted into interest income using the interest method.

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

Loans are considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all principal and interest amounts due according to the original contractual terms of the loan agreement on a timely basis. The Company evaluates impairment on a loan-by-loan basis. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate or by using the loan’s most recent market value or the fair value of the collateral if the loan is collateral dependent.

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

Premises and Equipment —Premises and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets ranging from three to twelve years. Amortization of leasehold improvements is calculated on the straight-line method over the shorter of the estimated useful lives of the assets or the corresponding contractual lease term, which does not generally include renewal options.

Goodwill —The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002. The adoption of SFAS No. 142 ceased the amortization of goodwill and requires an annual assessment for impairment by applying a fair-value-based test. In accordance with SFAS No. 142, the Company assesses the goodwill for impairment on an annual basis, or on an interim basis if events or circumstances indicate the fair value of the goodwill has decreased below its carrying value. As of December 31, 2006 and 2005, the Company evaluated its goodwill, and determined that no impairment was required.

Income Taxes —Provision for income taxes is the amount of estimated tax due reported on our tax returns and the change in the amount of deferred tax assets and liabilities. Deferred income taxes represent the estimated net income tax expense payable (or benefits receivable) for temporary differences between the carrying amounts for financial reporting purposes and the amounts used for tax purposes.

Earnings Per Share — Earnings per share (“EPS”) for all periods presented in the consolidated statements of income are computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share”, and are based on the weighted-average number of shares outstanding during each year. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the effect of common stock equivalents of the Company, which include only shares issuable on the exercise of outstanding options. A reconciliation of the computation of Basic EPS and Diluted EPS is presented in Note 16 — Earnings Per Share.

Stock-Based Compensation — Prior to January 1, 2006, the Company’s stock-based compensation plans were accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, no compensation expense was recognized for a stock option grant if the exercise price of the stock option at measurement date was equal to or greater than the fair market value of the common stock on the date of grant. The Company also applied SFAS No. 123, “Accounting for Stock-Based Compensation”, for disclosure purposes only. SFAS No. 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, which requires the recognition of the expense related to the fair value of stock-based compensation awards within the consolidated statement of income. The Company elected the modified prospective transition method as permitted by SFAS No. 123(R), and accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for unvested stock-based compensation awards that were outstanding as of January 1, 2006, for which the requisite service was rendered during the year. The stock-based compensation costs for these awards granted prior to January 1, 2006 were based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 were based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Total stock-based compensation expense included in our consolidated statement of income for the year ended December 31, 2006 was approximately $266,000 ($160,000, net of tax, or $0.03 per diluted share). No stock-based compensation expense was included in the consolidated statements of income for the years ended December 31, 2005 and 2004. Unrecognized stock-based compensation expense related to unvested stock options was approximately $66,000 at December 31, 2006. At that date, the weighted-average period over which the unrecognized expense was expected to be recognized was 2.22 years.

Prior to the adoption of SFAS No. 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS No. 123(R), for the year ended December 31, 2006, the presentation of our statement of cash flows has changed from prior periods to report the excess tax benefits from the exercise of stock options as financing cash flows. For the year ended December 31, 2006, $627,000 of excess tax benefits was reported as financing cash flows.

The table below illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the years ended December 31, 2005 and 2004.

	For the Years Ended December 31,
	2005	2004
	(in thousands, except per share data)

Net income, as reported	$24,063	$30,625
Less: Stock-based employee compensation expense determined under the fair value method, net of tax	(4,189)	(775)
Pro forma net income	$19,874	$29,850

Earnings per share:
Basic - as reported	$4.19	$5.04
Basic - pro forma	$3.46	$4.91
Diluted - as reported	$4.04	$4.75
Diluted - pro forma	$3.33	$4.63

Effective December 8, 2005, the Company accelerated the vesting of all unvested stock options previously awarded to employees and officers under the Company’s stock option plans. The decision to accelerate the vesting of these options as of that date was made primarily to reduce non-cash compensation expense that would otherwise have been recorded in the Company’s income statement on January 1, 2006 upon the adoption of SFAS No. 123 (R). The stock based compensation expense for the year ended December 31, 2005 determined under the fair value method, net of related tax effects, shown above includes the effect of acceleration of the vesting of the options outstanding. The impact on the stock based compensation expense disclosure above for fiscal year 2005 was an additional $0.2 million, or $0.04 per fully diluted weighted average share.

The fair value of each option grant was estimated on the date of grant using an option pricing model with the following weighted-average assumptions for option grants:

	Weighted-Average Assumptions for Option Grants
	2006	2005	2004
Dividend Yield	1.17%	0.00%	0.00%
Expected Volatility	22.86%	37.59%	36.17%
Risk-Free Interest Rates	4.94%	4.33%	4.12%
Expected Lives	5 Years	5.5 Years	7 Years
Weighted-Average Fair Value	$13.68	$20.69	$18.44

Other Comprehensive Income — Other comprehensive income is displayed in the Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income and consists of the change in net unrealized holding gain or loss on securities classified as available-for-sale, net of the related income tax effect.

New Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). The Company adopted SFAS No. 123(R) on January 1, 2006 using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered over periods after the adoption of SFAS No. 123(R). The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”— an amendment of SFAS Nos. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for the Company on January 1, 2007. Management does not expect the adoption of SFAS No. 155 to have a material impact on the Company’s financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement is effective for the Company on January 1, 2007. Management does not expect the adoption of SFAS No. 156 to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008. Management is currently evaluating the impact of the adoption of SFAS No. 157 on the Company’s financial condition and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements. FIN 48 is effective for the Company on January 1, 2007. Management does not expect the adoption of FIN 48 to have a material impact on the Company’s financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which is a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The adoption of SFAS No. 154 on January 1, 2006 did not have a material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us on January 1, 2008. Management does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s financial condition or results of operations.

NOTE 2—INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of December 31, 2006 and 2005 are as follows:

	Amortized	Fair	Gross Unrealized
	Cost	Value	Gains	Losses
	(in thousands)
December 31, 2006:
Investment securities available-for-sale:
U.S. agency securities	$62,554	$62,184	$3	$373
Collateralized mortgage obligations	34,991	35,127	163	27
Residual interest in securitized loans	1,911	2,039	128	—
Equity securities	13	177	170	6
Total investment securities available-for-sale	$99,469	$99,527	$464	$406
Investment securities held-to-maturity:
Mortgage-backed securities	$193,512	$190,475	$105	$3,142
December 31, 2005:
Investment securities available-for-sale:
U.S. agency securities	$89,897	$88,829	$—	$1,068
Residual interest in securitized loans	3,257	3,570	313	—
Equity securities	16	164	149	1
Total investment securities available-for-sale	$93,170	$92,563	$462	$1,069
Investment securities held-to-maturity:
Mortgage-backed securities	$233,880	$229,025	$—	$4,855

The amortized cost and approximate fair value of securities at December 31, 2006 are presented below by contractual maturity. Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to prepay obligations. Equity securities classified as available-for-sale have no maturity and are included in the due in one year or less column.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)

Due in one year or less	$52,600	$52,462	$—	$—
Due after one year through five years	11,878	11,938	—	—
Due after five years through ten years	14,903	14,899	—	—
Due after ten years	20,088	20,228	193,512	190,475
	$99,469	$99,527	$193,512	$190,475

At December 31, 2006, the remaining contractual maturity and weighted average life of the mortgage-backed securities held-to-maturity was approximately 27.6 and 3.2 years, respectively. Additionally, the remaining contractual maturity and weighted average life of the collateralized mortgage obligations was approximately 17.4 and 2.3 years, at December 31, 2006. The weighted average life of mortgage-backed securities and collateralized mortgage obligations differs from the contractual maturity due to anticipated principal prepayments.

A total of 25 securities had unrealized losses at December 31, 2006. These securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 months		More than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
Investment securities available-for-sale
U.S. agency securities	$—	$—	$56,214	$373	$56,214	$373
Collateralized mortgage obligations	9,022	27	—	—	9,022	27
Equity securities	—	—	4	6	4	6
Total investment securities available-for-sale	$9,022	$27	$56,218	$379	$65,240	$406

Investment securities held-to-maturity Mortgage-backed securities	$—	$—	$182,953	$3,142	$182,953	$3,142
A total of 31 securities had unrealized losses at December 31, 2005. These securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 months		More than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
Investment securities available-for-sale
U.S. agency securities	$56,819	$582	$32,010	$486	$88,829	$1,068

Investment securities held-to-maturity Mortgage-backed securities	$111,168	$2,115	$117,857	$2,740	$229,025	$4,855

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company expects to receive the face or par value of the securities. Furthermore, as of December 31, 2006, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2006, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated statements of income.

During 2006 and 2005, no securities were sold prior to their maturity or call date. There were no realized gains or losses on investment securities for the years ended December 31, 2006, 2005 and 2004.

NOTE 3—LOANS

Loans consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Real estate loans	$2,546,904	$2,154,372
Construction loans	347,751	302,932
Entertainment finance loans	74,204	66,514
Franchise loans	9,334	13,705
Commercial and other loans	9,346	7,264
	2,987,539	2,544,787
Unamortized premium	18,138	14,582
Deferred loan origination costs, net	13,740	7,928
	3,019,417	2,567,297
Allowance for loan losses	(46,049)	(43,817)
	$2,973,368	$2,523,480

At December 31, 2006, approximately 85.8%, 12.8% and 1.4% of the Bank’s loans collateralized by real estate were secured by income producing properties, properties under development and residential one-to-four family properties, respectively. At December 31, 2006, approximately 54.4% of our loans secured by real estate were collateralized by properties located in California.

At December 31, 2005, approximately 83.1%, 12.7% and 4.2% of the Bank’s loans collateralized by real estate were secured by income producing properties, properties under development and residential one-to-four family properties, respectively. At December 31, 2005, approximately 59.2% of our loans secured by real estate were collateralized by properties located in California.

At December 31, 2006 and 2005, approximately $2.0 billion and $1.8 billion, respectively, of loans were pledged to secure a borrowing facility at the Federal Home Loan Bank (“FHLB”) of San Francisco.

The following is the activity in the allowance for loan losses on loans for the periods indicated.

	As of and for the Years Ended December 31,
	2006	2005	2004
	(in thousands)
Balance at beginning of year	$43,817	$35,483	$33,401
Provision for loan losses	5,000	10,250	4,725
Charge-offs:
Real estate loans	(1,634)	(1,584)	(189)
Entertainment finance loans	(2,500)	(395)	(2,180)
Franchise loans	—	(451)	—
Commercial and other loans	—	—	(1,121)
Total charge-offs	(4,134)	(2,430)	(3,490)
Recoveries:
Real estate loans	894	88	89
Entertainment finance loans	472	426	—
Commercial and other loans	—	—	758
Total recoveries	1,366	514	847
Net charge-offs	(2,768)	(1,916)	(2,643)
Balance at end of year	$46,049	$43,817	$35,483

As of December 31, 2006 and 2005, there were $61,000 and ($395,000), respectively, of entertainment finance loan recoveries, (charge-offs) related to borrowers domiciled outside of the United States.

As of December 31, 2006 and 2005, the accrual of income had been suspended on approximately $26.3 million and $24.3 million, respectively, of loans. Interest income that was contractually due on loans that were on nonaccrual status that was not recognized during the years ended December 31, 2006, 2005 and 2004 was approximately $1.5 million, $1.6 million, and $784,000, respectively.

As of December 31, 2006 and 2005, restructured loans totaled $13.4 million and $19.3 million, respectively. There were no related commitments to lend additional funds on restructured loans. For the years ended December 31, 2006, 2005 and 2004, $1.5 million, $1.9 million, and $1.1 million, respectively, of gross interest income would have been recorded had the loans been current in accordance with their original terms compared to $720,000, $1.4 million, and $734,000, respectively, of interest income that was included in net income for the same periods. The average yield on restructured loans was 9.15% and 7.37%, respectively, at December 31, 2006 and 2005.

As of December 31, 2006 and 2005, impaired loans totaled $35.5 million and $36.3 million, respectively, with a valuation allowance provided for these loans of $8.5 million and $10.4 million, respectively. As of December 31, 2006 and 2005, impaired loans on nonaccrual status were $26.3 million and $24.1 million, respectively. There were no impaired loans without a valuation allowance as of December 31, 2006 and 2005. The average recorded investment in impaired loans for the years ended December 31, 2006, 2005 and 2004 was $32.3 million, $28.7 million, and $19.5 million, respectively. Interest income recognized on impaired loans for the years ended December 31, 2006, 2005 and 2004 was $826,000, $945,000, and $430,000, respectively.

Loans having carrying values of $3.5 million and $4.0 million were transferred to OREO in 2006 and 2005, respectively.

During 2005, the Bank sold approximately $110.0 million, or 89.0%, of its franchise loan portfolio resulting in a gain of $4.9 million recorded in other non-interest income within the consolidated statement of income.

NOTE 4—OTHER REAL ESTATE OWNED

Other real estate owned was stated as follows:

	December 31,
	2006	2005
	(in thousands)
Other real estate owned held for sale	$6,729	$3,960
Less: valuation allowance	—	—
Other real estate owned, net	$6,729	$3,960

The activity in the valuation allowance for other real estate owned was as follows:

	As of and for the Years Ended December 31,
	2006	2005	2004
	(in thousands)
Balance at beginning of year	$—	$—	$500
Provision for losses on other real estate owned	—	—	1,000
Charge-offs on other real estate owned	—	—	(1,500)
Balance at end of year	$—	$—	$—

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization and consist of the following:

	December 31,
	2006	2005
	(in thousands)
Furniture, fixtures and equipment	$16,876	$13,361
Leasehold improvements	6,327	6,556
Automobiles	1,476	986
	24,679	20,903
Accumulated depreciation and amortization	(16,828)	(14,185)
	$7,851	$6,718

Depreciation and amortization expense on premises and equipment for the years ended December 31, 2006, 2005 and 2004 was $2.7 million, $2.7 million, and $2.1 million, respectively.

NOTE 6—DEPOSIT ACCOUNTS

Deposit accounts consist of the following:

	December 31,
	2006	2005
	(in thousands)
Non-interest demand accounts	$23,171	$13,660
Interest demand accounts	24,523	38,197
Money market and passbook accounts	210,236	186,453
Time certificates under $100,000	784,732	763,701
Time certificates $100,000 and over	1,016,743	733,417
	$2,059,405	$1,735,428

Demand deposit accounts have no contractual maturity. Interest bearing demand accounts paid interest at rates ranging from 2.57% to 2.96% per annum in 2006. The weighted average contractual interest rate of the Bank’s interest-bearing demand deposit accounts was 2.96% and 2.75% at December 31, 2006 and 2005, respectively. Money market and passbook accounts have no contractual maturity and paid interest at rates ranging from 1.25% to 5.08% per annum in 2006. The weighted average contractual interest rate of the Bank’s money market and passbook accounts was 4.90% and 3.77% at December 31, 2006 and 2005, respectively. Additionally, some money market accounts have limited checking features which allow three check withdrawals per month. Time certificates have maturities primarily ranging from 3 months to five years and bear interest at varying rates based on market conditions, ranging from 3.88% to 5.60% per annum in 2006. The weighted average contractual interest rate of the Bank’s time certificate accounts was 5.16% and 3.93% at December 31, 2006 and 2005, respectively.

Interest expense on time certificates $100,000 and over for the years ended December 31, 2006, 2005 and 2004 amounted to approximately $40.1 million, $22.7 million, and $10.0 million, respectively.

The Bank is a member of the FDIC and its deposits are insured up to $100,000 each per insured depositor. In addition, insurance coverage of up to $250,000 are available for “self-directed” retirement accounts.

As of December 31, 2006, the contractual maturities of time certificate accounts were as follows:

Year of Maturity	Amount
(in thousands)
2007	$1,636,998
2008	66,783
2009	16,649
2010	38,888
2011 and thereafter	42,157
$1,801,475

NOTE 7 — LINES OF CREDIT

As of December 31, 2006, the Bank had uncommitted, unsecured lines of credit of $128.0 million with four unaffiliated financial institutions renewable daily. As of December 31, 2005, the Bank had uncommitted, unsecured lines of credit of $80.0 million with three unaffiliated financial institutions renewable daily. There were no borrowings on these lines at December 31, 2006 and 2005.

The Company also has a $25.0 million revolving credit facility with an unaffiliated financial institution. The facility matures on April 30, 2007. There were no borrowings on this line of credit at December 31, 2006.

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

NOTE 9 — FHLB ADVANCES AND OTHER BORROWINGS

FHLB advances represent $980.0 million of collateralized obligations with the FHLB of San Francisco. Other borrowings consist of $30.0 million of securities sold under agreements to repurchase, which mature within one year. FHLB Advances and other borrowings are summarized by contractual maturity as follows:

Year of Maturity	Amount
(in thousands)
2007	$434,765
2008	188,602
2009	59,646
2010	222,915
2011	60,002
Thereafter	44,070
$1,010,000

The Company has pledged real estate loans with a carrying value of $2.0 billion and investment securities held-to-maturity with a carrying and fair value of $44.9 million and $44.5 million, respectively, to secure FHLB Advances. The total FHLB borrowing capacity available from the collateral that has been pledged is approximately $1.3 billion, of which $310.3 million remained available to borrow as of December 31, 2006, net of the $12.2 million of additional FHLB stock that we would be required to purchase to support the additional borrowing. Additionally, the Company has pledged investment securities held-to-maturity with a carrying and fair value of $31.6 million to secure securities sold under agreements to repurchase.

The following table represents a summary of short and long-term borrowings for the periods indicated. Short-term borrowings consist entirely of FHLB advances.

	December 31,
	2006	2005	2004
	(dollars in thousands)
Short-Term Borrowings:
Maximum amount outstanding at any month-end during the year	$177,498	$112,000	$199,000
Weighted-average daily balance outstanding	$15,094	$38,566	$91,316
Weighted-average rate paid during the year	4.96%	3.19%	1.53%
Weighted-average rate on balance at year-end	5.40%	4.18%	2.37%
Balance at year-end	$177,498	$88,205	$166,000
Interest expense	$749	$1,230	$1,664

Long-Term Borrowings:
Maximum amount outstanding at any month-end during the year	$973,571	$906,457	$418,224
Weighted-average daily balance outstanding	$911,822	$668,825	$170,906
Weighted-average rate paid during the year	4.17%	3.63%	3.28%
Weighted-average rate on balance at year-end	4.25%	4.00%	3.16%
Balance at year-end	$832,502	$904,352	$418,224
Interest expense	$37,973	$24,278	$5,608

NOTE 10 - RESIDUAL INTEREST IN SECURITIZED LOANS

During the first quarter of 2002, the Company formed a qualified special purpose entity (“QSPE”) to issue $86.3 million of asset-backed notes in a securitization of substantially all of the Company’s residential loan portfolio. Concurrent with recognizing the sale, the Company recorded a residual interest with an estimated fair value of $5.6 million, which represented the present value of future cash flows (spread and fees) that were estimated to be received over the life of the loans. The residual interest is recorded on the consolidated balance sheets in “Investment securities available-for-sale, at fair value”. The value of the residual interest is subject to substantial credit, prepayment, and interest rate risk on the sold residential loans. The residual interest is classified as “available-for-sale” and, as such, recorded at fair value with the resulting changes in fair value recorded as accumulated unrealized gain or loss in a separate component of shareholders’ equity until realized. Fair value is estimated on a monthly basis using a discounted cash flow analysis. These cash flows are estimated over the lives of the receivables using prepayment, default, and interest rate assumptions that management believes market participants would use for similar financial instruments.

During 2005, the Company recognized an other-than-temporary impairment of $250,000, on the residual interest. Impairments that are deemed to be other-than-temporary are charged to non-interest income. In evaluating impairments as other-than-temporary the Company considers credit risk, as well as the magnitude and trend of default rates and prepayment speeds of the underlying residential loans.

At December 31, 2006 and 2005, key economic assumptions and the sensitivity of the current fair value of the residual interest based on projected cash flows to immediate adverse changes in those assumptions are as follows:

	December 31,
	2006	2005
	(dollars in thousands)
Fair value of retained interest	$2,039	$3,570
Weighted average life (in years) - securities	0.55	0.56
Weighted average life (in years) - residual interest	2.74	2.92
Weighted average annual prepayment speed	40.0%	40.0%
Impact of 10% adverse change	$(6)	$(22)
Impact of 25% adverse change	$(10)	$(34)
Weighted average annual discount rate	13.0%	13.0%
Impact of 10% adverse change	$(65)	$(117)
Impact of 25% adverse change	$(156)	$(284)
Weighted average lifetime credit losses	20.2%	14.3%
Impact of 10% adverse change	$(86)	$(79)
Impact of 25% adverse change	$(224)	$(211)

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

NOTE 11 — BENEFIT PLANS

Salary Savings Plan. The Company has a salary savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may contribute a portion of their pretax earnings, not to exceed the annual limits established by the Internal Revenue Service. We match 50% of each employee’s salary deferral, up to a maximum 6% of the employee’s salary. Employees vest in employer contributions and the earnings thereon over a five-year period. Matching contributions to the Savings Plan were $478,000, $452,000, and $458,000, in 2006, 2005 and 2004, respectively.

Nonqualified Deferred Compensation Plans. The Company has deferred compensation plans designed to provide additional retirement benefits for certain officers and key employees who cannot take full advantage of the Savings Plan. The costs associated with these deferred compensation plans were approximately $36,000 in 2006, 2005 and 2004.

Supplemental Executive Retirement Plan. The Company has adopted a Supplemental Executive Retirement Plan (the “SERP”) for certain officers and key employees which provides for participants to be awarded shares of common stock of the Company on a tax deferred basis from the Recognition and Retention Plan (“RRP”) previously approved by the shareholders. Such shares vest in three-year cycles or earlier at the discretion of the Compensation Committee of the Board of Directors, and once vested, may be distributed to participants upon a change in control or the participant’s death, disability, retirement date or date of termination of employment. During 1998, the Company issued shares of common stock, representing the remaining number of unissued shares authorized to be awarded under the RRP, to a Rabbi Trust managed by a third-party financial institution. As of December 31, 2005, all of the shares granted under the RRP had been awarded and were fully vested. For 2005 and 2004, 15,055 and 23,198 shares, respectively, were allocated to designated SERP accounts for the future benefit of certain Company executives. The Company recognized none, $106,000, and $144,000 of compensation expense from the vesting of allocated SERP/RRP shares in 2006, 2005 and 2004, respectively.

Stock Plans. The Company adopted an employee stock incentive plan and stock option plan for nonemployee directors (collectively, “the Stock Plan”) which together provide for the award of up to 1,631,000 shares of common stock to officers, directors and employees as compensation for future services. An amendment to the Stock Plan increasing the number of shares authorized for award under the Stock Plan by 320,000 shares and 311,000 shares, respectively, were approved by the Company’s shareholders on July 27, 2005 and June 29, 2001. As of December 31, 2006, the Company has granted an aggregate of 1,897,750 options under the Stock Plan, of which 945,672 have been exercised and 406,094 have been forfeited. The exercise price per share of the options granted ranges from $10.00 to $58.00 per share and generally vest 33-1/3% per year, beginning with the first anniversary of the date of each individual grant.

The number of options and weighted-average exercise prices of options for each of the following groups of options, for the periods indicated, are as follows:

	Number of Options		Weighted-Average Exercise Price
	2006	2005	2006	2005
Options outstanding at the beginning of the year	630,818	592,339	$35.61	$19.41
Options granted during the year	7,250	322,250	$51.10	$49.53
Options exercised during the year	(86,674)	(275,104)	$35.36	$16.90
Options forfeited during the year	(5,410)	(8,667)	$48.11	$39.94

Options outstanding at the end of the year	545,984	630,818	$35.73	$35.61
Options exercisable at the end of the year	538,484	617,318	$35.50	$35.30

NOTE 12 — INCOME TAXES

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
	(in thousands)
Components of the deferred tax asset:
Allowance for loan losses	$18,933	$17,995
Accrued expenses	3,462	2,857
State income taxes	1,314	1,061
Unrealized loss on investment securities available-for-sale	—	255
Other	939	904
Total deferred tax assets	24,648	23,072
Components of the deferred tax liability:
Deferred loan origination costs	9,167	7,445
FHLB stock dividends	3,945	2,910
Unrealized gain on investment securities available-for-sale	23	—
Total deferred tax liabilities	13,135	10,355
Net deferred tax asset	$11,513	$12,717

The deferred tax asset is considered fully realizable, as when the temporary differences associated with the deferred tax asset are recognized for income tax purposes, those deductions are expected to be fully offset, either by carryback against previously taxed income or by reducing future taxable income. Accordingly, we have not established a valuation allowance on the deferred tax asset.

A summary of the provision for income taxes follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Current provision:
Federal	$13,678	$14,709	$13,945
State	3,889	4,713	4,805
	17,567	19,422	18,750
Deferred provision (benefit):
Federal	540	(1,448)	902
State	386	(492)	296
	926	(1,940)	1,198
	$18,493	$17,482	$19,948

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2006	2005	2004
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	7.0%	7.0%	7.0%
State income tax credit and other benefits	(1.3)%	—	(2.6)%
Effective income tax rate	40.7%	42.0%	39.4%

The income tax provision (benefit) component of accumulated other comprehensive income was $278,000, ($309,000), and ($57,000) for the years ended December 31, 2006, 2005 and 2004, respectively. During 2006, 2005 and 2004, the Company recognized a $627,000, $4.0 million and $3.3 million income tax benefit related to the exercise of employee stock options. The benefit was recorded in contributed capital within the consolidated balance sheets.

NOTE 13 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments primarily consist of commitments to extend credit. These instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contractual amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

We have exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit. This exposure is represented by the contractual amount of those instruments and the Company uses the same lending policies for these instruments as it does for the loan portfolio. We had outstanding unfunded loan commitments, consisting primarily of the unfunded portion of construction and entertainment finance loans, of approximately $256.7 million and $252.5 million at December 31, 2006 and 2005, respectively.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible extensions of future extensions of credit to existing customers. These lines of credit are typically uncollateralized and usually do not contain a specific maturity date and often are not drawn upon to the total extent to which the Company is committed. We had outstanding commercial lines of credit totaling $1.1 million and $0.9 million at December 31, 2006 and 2005, respectively.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Commitments

We lease office facilities under noncancelable operating leases. Estimated future minimum lease payments required under leases with initial or remaining noncancelable terms in excess of one year at December 31, 2006 are as follows:

(in thousands)
2007	$3,640
2008	3,228
2009	2,154
2010	1,513
2011	1,354
Thereafter	1,153
Sub-Lease income	(98)
$12,944

Certain leases contain rental escalation clauses based on increases in the consumer price index, and renewal options of up to ten years, which may be exercised by the Company. We incurred rent expense of $4.5 million, $4.2 million, and $3.6 million in 2006, 2005 and 2004, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets (“Leverage Ratio”). Management believes, as of December 31, 2006 and 2005, that the Company and the Bank meet all applicable capital adequacy requirements.

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

As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the applicable regulatory framework. Similarly, the Company’s capital levels exceeded the levels necessary to be considered “well capitalized”. To be categorized as “well capitalized”, the Company and the Bank must maintain minimum Total Risk-Based and Tier 1 Risk-Based Ratios, and the Bank must also maintain a minimum Tier 1 Leverage Ratio as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company’s and the Bank’s category.

ITLA Capital and the Bank’s actual regulatory capital amounts and ratios are presented in the following table:

	Actual		Minimum Requirement for Capital Adequacy Purposes		Capital Required to Maintain “Well Capitalized” Designation
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2006
Total capital (to risk-weighted assets)
ITLA Capital	$337,868	11.9%	$227,517	8.0%	$284,396	10.0%
Imperial Capital Bank	$325,500	11.5%	$226,322	8.0%	$282,903	10.0%
Tier I capital (to risk-weighted assets)
ITLA Capital	$290,912	10.2%	$113,759	4.0%	$170,639	6.0%
Imperial Capital Bank	$290,013	10.3%	$113,162	4.0%	$169,743	6.0%
Tier I capital (to average total assets)
ITLA Capital	$290,912	9.0%	$128,696	4.0%	$160,870	5.0%
Imperial Capital Bank	$290,013	9.1%	$127,974	4.0%	$159,968	5.0%
As of December 31, 2005
Total capital (to risk-weighted assets)
ITLA Capital	$316,421	13.0%	$195,364	8.0%	$244,205	10.0%
Imperial Capital Bank	$296,252	12.2%	$193,964	8.0%	$242,455	10.0%
Tier I capital (to risk-weighted assets)
ITLA Capital	$268,969	11.0%	$97,683	4.0%	$146,525	6.0%
Imperial Capital Bank	$265,787	11.0%	$96,983	4.0%	$145,475	6.0%
Tier I capital (to average total assets)
ITLA Capital	$268,969	9.1%	$118,458	4.0%	$148,073	5.0%
Imperial Capital Bank	$265,787	9.1%	$116,769	4.0%	$145,961	5.0%

Additionally, Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis.

At December 31, 2006, the Bank's retained earnings available for the payment of dividends was $140.1 million. Accordingly, $152.9 million of the Company's equity in the net assets of the Bank was restricted at December 31, 2006.  Funds available for loans or advances by the Bank to the Company amounted to $15.3 million. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

NOTE 16—EARNINGS PER SHARE

The following is a reconciliation of the amounts used in the calculation of basic earnings per share and diluted earnings per share.

	Net Income	Weighted- Average Shares Outstanding	Per Share Amount
	(in thousands, except per share data)
Year ended December 31, 2006 Basic earnings per share	$26,889	5,562	$4.83
Dilutive effect of stock options	—	150	(0.12)
Diluted earnings per share	$26,889	5,712	$4.71
Year ended December 31, 2005 Basic earnings per share	$24,063	5,749	$4.19
Dilutive effect of stock options	—	214	(0.15)
Diluted earnings per share	$24,063	5,963	$4.04
Year ended December 31, 2004 Basic earnings per share	$30,625	6,077	$5.04
Dilutive effect of stock options	—	377	(0.29)
Diluted earnings per share	$30,625	6,454	$4.75

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

We use the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate value:

Cash and Cash Equivalents —The carrying values reported in the balance sheet approximate fair values due to the short-term nature of the assets.

Investment Securities —Fair values are based on bid prices and quotations published and/or received from established securities dealers, except for the value of the residual interest which is valued using present value of estimated future cash flows.

Stock in Federal Home Loan Bank —The carrying value approximates fair value based on the redemption provisions of the FHLB.

Loans —The fair value is estimated using the present value of future cash flows, discounted using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities and giving consideration to estimated prepayment risk and credit risk.

Accrued Interest Receivable — The carrying values reported in the balance sheet approximate the fair values due to the short-term nature of the asset.

Deposit Accounts —The fair value of demand deposit, money market and passbook accounts is estimated to be the amount payable on demand due to the short-term nature of these deposits. The fair values for time certificates, both over and under $100,000, are estimated by discounting the expected cash flows at current market rates over expected maturities.

Federal Home Loan Bank Advances and Other Borrowings — The fair value is estimated by discounting the expected cash flows at current market rates over contractual maturities.

Junior Subordinated Debentures — The fair value is estimated using the present value of future cash flows, discounted using the current rate at which a similar debenture would be issued.

The carrying amounts and estimated fair values of our financial instruments are as follows:

	December 31,
	2006		2005
	Cost or Carrying Amount	Estimated Fair Value	Cost or Carrying Amount	Estimated Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$30,448	$30,448	$93,747	$93,747
Investment securities available-for-sale	99,527	99,527	92,563	92,563
Investment securities held-to-maturity	193,512	190,475	233,880	229,025
Stock in Federal Home Loan Bank	48,984	48,984	43,802	43,802
Loans, net	2,973,368	3,008,621	2,523,480	2,530,654
Accrued interest receivable	20,753	20,753	16,287	16,287
Financial liabilities:
Deposit accounts	$2,059,405	$2,061,922	$1,735,428	$1,733,205
Federal Home Loan Bank advances and other borrowings	1,010,000	998,219	992,557	985,682
Junior subordinated debentures	86,600	90,425	86,600	92,788

NOTE 18—BUSINESS SEGMENT INFORMATION

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” requires disclosure of segment information in a manner consistent with the “management approach”. The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.

The main factors used to identify operating segments were the specific product and business lines of the various operating segments of the Company. Operating segments are organized separately by product and service offered. We have identified one operating segment that meets the criteria of being a reportable segment in accordance with the provisions of SFAS No. 131. This reportable segment is the Company’s lending operations, which by its legal form, is identified as operations of the Bank and Imperial Capital REIT. This segment derives the majority of its revenue from interest received on loans originated and purchased. Other operating segments of the Company that did not meet the criteria of being a reportable segment in accordance with SFAS No. 131 have been aggregated and reported as “All Other”. Transactions from all of our operating segments occur primarily in the United States. The Company has no transactions with a single external customer that exceeds ten percent of the Company’s consolidated revenues.

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

Required reported segment information for 2006, 2005 and 2004 is detailed below:

	Lending Operations	All Other	Eliminations	Consolidated
	(in thousands)
As of and for the Year Ended December 31, 2006 Revenues from external customers	$228,057	$1,216	$—	$229,273
Total interest income	225,376	1,125	—	226,501
Total interest expense	123,878	8,197	—	132,075
Depreciation and amortization expense	2,305	393	—	2,698
Provision for income taxes	22,513	(4,020)	—	18,493
Capital expenditures	2,286	325	—	2,611
Total assets	3,396,079	319,554	(300,123)	3,415,510
Income (loss) before provision for income taxes	55,410	(10,028)	—	45,382
As of and for the Year Ended December 31, 2005 Revenues from external customers	$182,580	$2,152	$—	$184,732
Total interest income	175,855	2,303	—	178,158
Total interest expense	79,315	7,171	—	86,486
Depreciation and amortization expense	2,290	392	—	2,682
Provision for income taxes	20,113	(2,631)	—	17,482
Capital expenditures	2,232	523	—	2,755
Total assets	3,029,118	302,351	(280,273)	3,051,196
Income (loss) before provision for income taxes	49,362	(7,817)	—	41,545
As of and for the Year Ended December 31, 2004 Revenues from external customers	$139,154	$308	$—	$139,462
Total interest income	124,788	1,608	(1,442)	124,954
Total interest expense	36,528	6,332	(1,442)	41,418
Depreciation and amortization expense	1,723	362	—	2,085
Provision for income taxes	22,836	(2,888)	—	19,948
Capital expenditures	2,752	242	—	2,994
Total assets	2,253,190	327,763	(262,882)	2,318,071
Income (loss) before provision for income taxes	59,537	(8,964)	—	50,573

NOTE 19—PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

The parent company only financial statements of ITLA Capital are as follows:

Condensed Balance Sheets

	December 31,
	2006	2005
	(in thousands)
Assets Cash and cash equivalents	$1,401	$7,874
Investment securities available-for-sale, at fair value	2,216	3,734
Investments in wholly-owned subsidiaries:
Imperial Capital Bank	292,990	268,264
Imperial Capital Real Estate Investment Trust	1,504	3,479
Other subsidiaries	177	177
Investments in unconsolidated subsidiaries	2,600	2,600
Other assets	18,393	15,952
Total assets	$319,281	$302,080
Liabilities and Shareholders’ Equity Junior subordinated debentures	$86,600	$86,600
Other liabilities	11,344	10,999
Shareholders’ equity	221,337	204,481
Total liabilities and shareholders’ equity	$319,281	$302,080

Condensed Statements of Income

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Interest income	$1,125	$2,303	$1,608
Interest expense	8,197	7,171	6,332
Net interest expense	(7,072)	(4,868)	(4,724)
Provision for loan losses	(4)	(64)	—
Non-interest expense:
General and administrative expense	3,052	2,809	2,883
Other	(91)	140	1,300
Total non-interest expense	2,961	2,949	4,183
Loss before income tax benefit and equity in net income of subsidiaries	(10,029)	(7,753)	(8,907)
Income tax benefit	(4,021)	(2,609)	(2,866)
Loss before equity in net income of subsidiaries	(6,008)	(5,144)	(6,041)
Equity in net income of subsidiaries	32,897	29,207	36,666
Net income	$26,889	$24,063	$30,625

Condensed Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Cash Flows From Operating Activities:
Net income	$26,889	$24,063	$30,625
Adjustments to net income:
Equity in undistributed net income of subsidiaries	(32,897)	(29,207)	(36,666)
Provision for loan losses	(4)	(64)	—
Other, net	29	3,465	3,099
(Increase) decrease in other assets	(1,506)	(335)	2,127
(Decrease) increase in liabilities	(445)	524	3,440
Net cash (used in) provided by operating activities	(7,934)	(1,554)	2,625

Cash Flows From Investing Activities:
Capital distribution received from Imperial Capital REIT	1,857	11,065	—
Dividends received from Imperial Capital Bank	8,500	3,000	28,000
Dividends received from Imperial Capital REIT	251	3,756	1,839
Other, net	906	1,376	316
Net cash provided by investing activities	11,514	19,197	30,155

Cash Flows From Financing Activities:
Proceeds from exercise of employee stock options	3,692	4,650	4,159
Cash paid to acquire treasury stock	(11,374)	(22,625)	(30,346)
Cash dividends paid	(2,371)	—	—
Net cash used in financing activities	(10,053)	(17,975)	(26,187)

Net (decrease) increase in cash and cash equivalents	(6,473)	(332)	6,593
Cash and cash equivalents at beginning of period	7,874	8,206	1,613
Cash and cash equivalents at end of period	$1,401	$7,874	$8,206

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Control and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2006 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2006, no changes occurred in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors of the Registrant

The executive officers of the Registrant are identified below.

Name	Age	Position
George W. Haligowski	52	Chairman of the Board, President and Chief Executive Officer of ITLA Capital and the Bank
Norval L. Bruce	65	Vice Chairman of the Board and Chief Credit Officer of ITLA Capital and the Bank
Timothy M. Doyle	50	Executive Managing Director and Chief Financial Officer of ITLA Capital and the Bank
Lyle C. Lodwick	52	Executive Managing Director and Chief Operating Officer of ITLA Capital and the Bank
Phillip E. Lombardi	50	Senior Managing Director and Chief of Lending Operations of ITLA Capital and the Bank

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

Phillip E. Lombardi has served as Senior Managing Director - Chief of Lending Operations of ITLA Capital and the Bank since August 2005. Prior to joining ITLA Capital, he was Vice President and Manager of the Los Angeles Real Estate Industries lending division of Bank of the West (formerly Sanwa Bank of California) from 2001 to 2004. He was previously Vice President and Relationship Manager for Citicorp Real Estate, Inc. and the Commercial Asset Management unit of Citibank, F.S.B. from 1985 through 2000; and Construction Superintendent and later Marketing Director for 666 Venture, Inc. from 1981 to 1985. Mr. Lombardi has an MBA from the University of Chicago with a Specialization in Finance, and a BA from the University of Puget Sound.

The directors of ITLA Capital, excluding Mr. Haligowski and Mr. Bruce, are identified below.

Preston Martin, age 83, is the former Vice Chairman of the Federal Reserve Board of Governors. Mr. Martin previously served as a Senior Advisory Director to the Board. Mr. Martin is currently Chairman of the Board of Martin Associates, a San Francisco based financial services company. Mr. Martin was Chairman and Chief Executive Officer of Seraco Corporation, a Sears Roebuck enterprise, PMI Mortgage Insurance Corporation and PMI Mortgage Corporation. Mr. Martin was also Professor of Finance and Director of Executive Programs at the University of Southern California. Mr. Martin holds a Ph.D. in Monetary Economics from Indiana University, as well as an MBA and a BS in Finance from the University of Southern California.

Jeffrey L. Lipscomb, age 53, is a Chartered Financial Consultant (ChFC), and an Investment Advisory Associate with AXA Advisors and formerly was a Registered Principal and Assistant Manager of the San Diego office of Equitable Financial Companies since 1986, handling corporate group benefits and personal financial planning. Additionally, he is an Executive Vice-President of Excelsior Financial Network, LLC, a wealth planning management group. Mr. Lipscomb was also with Kidder Peabody from 1983 to 1986. Mr. Lipscomb received a Bachelor of Arts Degree in General Psychology from the University of California, Santa Barbara in 1976.

Sandor X. Mayuga, age 59, is a member of the California State Bar and has been Of Counsel to the law firm of Keesal, Young & Logan since April 2004. Prior to that, he was a member of the law firm of Tisdale & Nicholson, LLP since 1994. He conducted his own law practice from 1983 to 1994 and was a partner in the Financial Institutions Department of Finley, Kumble, Wagner, Heine, Underberg, Manly & Casey, a New York-based national law firm, from 1980 to 1983. Previously, he served as Assistant General Counsel of Hunt-Wesson Foods, Inc., a subsidiary of Norton Simon, Inc., and was associated with two large regional law firms in Los Angeles County. Since 1980, Mr. Mayuga’s practice has focused on the representation of financial institutions and other finance-related businesses in corporate, transactional and regulatory matters. Mr. Mayuga is a graduate of the University of Pennsylvania School of Law (Juris Doctoris, 1974), and the University of California, Santa Barbara (A.B., Political Science, with High Honors, 1970). While at the University of Pennsylvania, he also studied at The Wharton School of Finance and Commerce. He also earned a Certificate in Private International Law at Academie du Droit Internationale de la Haye (1975).

Hirotaka Oribe, age 72, is a licensed architect with international experience in real estate development and urban planning. Since 1993, Mr. Oribe has served as an advisor to Kajima Development Resources, Inc. From 1979 to 1993, Mr. Oribe was Executive Vice President, Chief Operating Officer and a Director of Kajima Development Corporation, a firm engaged in development and construction of single-family and multi-family housing, office buildings, retail space and land development. Mr. Oribe previously held other positions with affiliates of Kajima Corporation of Japan from 1973 to 1979 and was a practicing architect from 1962 to 1973. Mr. Oribe holds a Bachelor and Masters of Engineering from Waseda University in Tokyo, and holds a Master of Architecture in Urban Design from Harvard University's Graduate School of Design. He is also a licensed architect with the State of California and the Commonwealth of Massachusetts.

Robert R. Reed, age 70, is retired from Household International where he was employed in various positions from 1960 to 1992. Mr. Reed served as Vice President of Household Bank from 1980 to 1992. Mr. Reed was previously employed in management positions with Household Financial Corporation from 1962 to 1980. From 1995 to 2000, Mr. Reed served as a director of the Santa Ana City Cable Television Review Board.

Audit Committee Membership

The Audit Committee of ITLA Capital’s Board of Directors consists of Directors Martin (Chairman), Lipscomb and Reed. The Board of Directors has determined that Mr. Martin is an “audit committee financial expert,” as defined in the SEC’s rules, and that Mr. Martin is “independent,” as independence is defined for audit committee members in the listing standards of the NYSE and NASDAQ Stock Market.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except for the inadvertent failure of Mr. Haligowski to timely report two transactions (which occurred on the same day) and of each of Messrs. Bruce, Doyle, Lodwick, Lombardi and Officer Scott A. Wallace to report one transaction.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

In this section, we will give an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making those decisions. Following this section, under the heading “Additional Information Regarding Executive Compensation,” you will find a series of tables containing specific information about compensation paid or payable to the following individuals, whom we refer to as our named executive officers:

•	George W. Haligowski, Chairman, President and Chief Executive Officer

•	Norval L. Bruce, Vice Chairman and Chief Credit Officer

•	Timothy M. Doyle, Executive Managing Director and Chief Financial Officer

•	Lyle C. Lodwick, Executive Managing Director and Chief Operating Officer

•	Phillip E. Lombardi, Senior Managing Director and Chief of Lending Operations

The discussion below is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program.

Compensation Philosophy and Objectives

The policies of the Compensation Committee of our Board of Directors, or the Committee, with respect to the compensation of executive officers, including the Chief Executive Officer, or CEO, are designed to provide compensation sufficient to attract, motivate and retain executives of outstanding ability and potential. Overall, we seek to provide total compensation packages that are competitive in terms of total potential value to our executives, in order to create a compensation program that will adequately reward our executives for their roles in creating value for our shareholders. We intend to be competitive with other similarly situated companies in the banking and financial services industries.

Our compensation decisions with respect to executive officer salaries, annual incentives, and long-term incentive compensation opportunities are influenced by (a) the executive’s level of responsibility and function within ITLA Capital, (b) the performance and profitability of ITLA Capital and the individual’s performance, and (c) our assessment of the competitive marketplace, including peer companies. Our philosophy is to focus on total direct compensation opportunities through a mix of base salary, annual cash bonus, and long-term incentives, including equity-based awards in the form of stock options, other benefits and perquisites, post-termination severance and acceleration of stock option vesting for certain named executive officers upon termination and/or a change in control. Our other benefits and perquisites for our named executive officers primarily consist of life and health insurance benefits, a qualified 401(k) savings plan, nonqualified deferred compensation plans, reimbursement for certain club memberships, use of a Company-owned automobile or automobile allowance and payment of preferential interest on savings accounts (available to all employees). Mr. Haligowski also receives an allowance for housing related expenses and chartered air travel. Our philosophy is to position the aggregate of these elements at a level that is commensurate with our size and sustained performance, and we believe it is important to maintain a strong link between executive incentives and the creation of shareholder value. The use of these programs enables us to reinforce our pay for performance philosophy, as well as strengthen our ability to attract and retain highly qualified executives. We believe that this combination of programs provides an appropriate mix of fixed and variable pay, balances short-term operational performance with long-term shareholder value, and encourages executive recruitment, motivation and retention.

During February 2006, the Committee conducted an overall review of our compensation plans and agreements. This review was prompted by the requirement to conform our compensation plans to Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), and by the fact that all shares of restricted stock under our Recognition and Retention Plan (the “RRP”), originally adopted in 1995, were allocated as of December 31, 2005. All shares allocated were also fully vested as of December 31, 2005. Our supplemental executive retirement plan (the “SERP”) provided for allocations of restricted stock issued under the RRP on a tax deferred basis through the SERP. Under his employment agreement with us dated January 28, 2000 (the “Original Employment Agreement”) and the SERP, Mr. Haligowski was entitled to receive annually an allocation under our SERP of a RRP restricted stock award equal to one-third of his base salary and an additional contribution to his SERP account following a change in control equal to 3.95 times his base salary. The SERP entitled all other SERP participants to receive an annual award equal to one-fifth of base salary. In order to provide our executive officers, including Mr. Haligowski, with a benefit comparable to what we had been providing under the SERP prior to the utilization of all remaining RRP shares in 2005, and to maximize the tax deductibility of compensation payments, we entered into (1) an amendment and restatement of Mr. Haligowki’s employment agreement, and executed a non-competition and non-solicitation agreement, with Mr. Haligowski; (2) executed change in control severance agreements with nine executive officers, including: Messrs. Bruce, Doyle, Lodwick and Lombardi (in the case of Messsrs. Bruce and Doyle these agreements replaced their existing change in control severance agreements with us); (3) amended and restated our employer securities and non-employer securities non-qualified deferred compensation plans (the “Deferred Compensation Plans”) and our SERP primarily to conform those plans with Section 409A of the Code; (4) amended and restated our salary continuation plan (the “Salary Continuation Plan”) to conform that plan with Section 409A of the Code and to make certain other changes described below; and (5) made a clarifying amendment to our 2005 Re-Designated, Amended and Restated Employee Stock Incentive Plan (the “ESIP”) intended to ensure the deductibility under Section 162(m) of the Code of compensation attributable to stock options or stock appreciation rights that may be granted under that plan to executive officers.

Mr. Haligowki’s employment agreement was amended and the non-competition and non-solicitation agreement entered into so that the change in control benefits he would have received under the Original Employment Agreement inclusive of the SERP change in control benefit described above under the Original Employment Agreement, together with the payments to be made to Mr. Haligowski under the non-competition and non-solicitation agreement, would not be substantially greater or less. The Salary Continuation Plan, which was originally adopted by us in March 2000 and in which Mr. Haligowski is currently the only participant, was amended to eliminate an enhanced change in control benefit, which was to provide for an increased monthly payout over ten years instead of over 15 years as with other types of termination, and to eliminate the reduction in benefit that was to occur if the participant voluntarily terminated his employment before retirement age. In addition, a number of other amendments were made to the Salary Continuation Plan to conform the plan to Section 409A of the Code, including changes to definitions, the elimination of our ability to accelerate benefits and changes to plan termination provisions. All of these plans and agreements are summarized below under “Additional Information Regarding Executive Compensation.”

Determination of Appropriate Pay Levels

In General. Generally, the compensation of our executive officers is currently composed of a base salary, an annual cash incentive award and equity awards in the form of stock options. For each of our named executive officers, the Committee reviews and approves all elements of compensation, taking into consideration recommendations from Mr. Haligowski (for compensation other than his own), and the individual contributions of the particular executive. With respect to Mr. Haligowski, the Committee utilizes the assistance of an independent compensation consultant, Nash and Company, Inc., which provides competitive market data every year with respect to CEO salary compensation. The comparison group includes other banks and thrifts in California with assets ranging from $1.0 to $10.0 billion. In addition to information provided by Nash and Company, Inc., the Committee has historically taken into account information from other sources in setting the compensation for Mr. Haligowski and other executive officers, including information from other independent members of the board of directors and publicly available data relating to the compensation practices and policies of other companies within our industry.

The annual executive bonus plan is a discretionary incentive compensation award determined by the Committee based on the achievement of the goals set forth in our annual strategic plan, including but not limited to goals relating to annual loan production, asset quality, performance and earnings goals (which may fluctuate from year-to-year) and individual performance. In addition, stock options are granted to provide the opportunity for long-term compensation based upon the performance of our common stock over time.

Base Salary. We provide the opportunity for our named executive officers and other executives to earn a competitive annual base salary. We provide this opportunity to attract and retain an appropriate caliber of talent for the position, and to provide a base wage that is not subject to our performance risk.

Our base salary levels reflect a combination of factors, including competitive pay levels, the executive’s experience and tenure, our overall annual strategic plan for salary increases, the executive’s individual performance, and changes in responsibility. We review salary levels annually to recognize these factors. We do not target base salary at any particular percent of total compensation.

Base salary increases in 2006 for our named executive officers other than our CEO were generally consistent with the aggregate 4.75% pay increase approved by the Committee for our departments for 2006. For 2006, the average increase in the salaries of the executive officers, excluding the CEO, from 2005 salaries was 5.65%. Base salary increases granted to Messrs. Bruce, Lodwick and Lombardi for 2006 ranged from 3.0 to 5.0% and were established after considering job performance, internal pay alignment and equity, and marketplace competitiveness. Mr. Doyle’s base salary for 2006 was increased by 10.0% after taking into account the above factors plus the fact that his base salary in 2005 was below base salaries paid to peers at similar size companies and his contributions to our growth over the last three years. The salary of our CEO is set by the Committee, but in accordance with his employment agreement, was established at $590,000 for 2006, the same as for 2005. Although it is generally customary for the Committee to adjust Mr. Haligowski’s base salary on a bi-annual basis, and despite Nash and Company, Inc. stating that a 10% salary increase would be in line with the practices of a peer group of companies, the Committee determined not to adjust Mr. Haligowski’s base salary for 2007. As noted below, in order to make a greater proportion of Mr. Haligowski’s compensation based on our performance, the Committee instead determined to increase Mr. Haligowski’s targeted cash incentive opportunity for 2007.

Annual Executive Bonus Plan.  We provide the opportunity for our named executive officers and other executives to earn an annual cash incentive award. We provide this opportunity to attract and retain an appropriate caliber of talent for the position and to motivate executives to achieve our annual business goals. We establish annual target cash incentive opportunities annually in December or January expressed as a percentage of base salary to be paid during the ensuing fiscal year. For 2006, annual target cash incentive opportunities for the named executive officers other than Mr. Haligowski were set at up to 50% of base salary and at up to 150% of base salary for Mr. Haligowski. The 2007 target established by the Committee is the same except that Mr. Haligowki’s annual cash incentive opportunity was set at up to 200% of base salary. The Committee increased Mr. Haligowski’s targeted cash incentive opportunity since his base salary was not increased in 2006, as discussed above.

Our awards are subject to the Committee’s discretion and may take into account the achievement of goals set forth in our annual strategic plan, individual performance and the recommendation of the CEO (for awards other than his own). As a result, actual bonuses may be above or below target bonus levels, at the discretion of the Committee. Bonus payments under our annual bonus plan are contingent on continued employment with us at the end of the year. In 2005, the corporate goals identified by the Committee and the board for 2006 included meeting various objectives relating generally to loan production, asset quality, pre-tax earnings and net income. In December 2006, the Committee and the board determined that applicable corporate performance goals that were achieved in 2006 merited a bonus award of 100% of the target bonus award for the named executive officers other than Mr. Haligowski and 110% of the target bonus award for Mr. Haligowski. The Committee and the board determined that Mr. Haligowski should receive an award of 164% of his base salary due to his continued outstanding leadership and contributions to the Company’s accomplishments in 2006.

In exercising its discretion, the Committee may take into account factors affecting our overall corporate performance goals and our actual performance results that may cause differences between the numbers used for our performance goals and the numbers reported in our financial statements. These factors may exclude all or a portion of both the positive or negative effect of external events that are outside the control of our executives, such as natural disasters, litigation, or regulatory changes in accounting, taxation or capital standards. These adjustments may also exclude all or a portion of both the positive or negative effect of unusual or significant strategic events that are within the control of our executives but that are undertaken with an expectation of improving our long-term financial performance, such as restructurings, acquisitions, or divestitures.

Equity Awards. We provide the opportunity for our named executive officers and other executives to earn a long-term equity incentive award. Long-term equity incentive awards provide employees with the incentive to stay with us for longer periods of time, which in turn, provides us with greater stability. Stock options and other equity awards also align the incentives of our executives with the interests of our shareholders and with our long-term success. The Committee and board develop their equity award determinations based on their judgments as to whether the complete compensation packages provided to our executives, including prior equity awards, are sufficient to retain, motivate and adequately award the executives. We have traditionally used stock options as our form of equity compensation because stock options provide a relatively straightforward incentive for our executives, result in less immediate dilution of existing shareholders’ interests and, prior to our adoption of SFAS No. 123(R), resulted in less compensation expense for us relative to other types of equity awards.

We generally review long-term equity incentives for our named executive officers and other executives annually in December or January. We grant equity awards to employees through our ESIP, which was adopted by our board and shareholders to permit the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. The material terms of the ESIP are further described below under “Additional Information Regarding Executive Compensation—Outstanding Equity Awards at December 31, 2006-Stock Incentive Plans.”

For the last completed fiscal year, the Committee determined that our named executive officers had a sufficient equity stake in us, consisting of shares of common stock and/or existing options, to align their interests with ours and our stockholders and consequently there were no new equity award grants in 2006 to our named executive officers.

We do not coordinate the timing of equity award grants with the release of material non-public information. The exercise price for stock options is established at the fair market value of the closing price of our stock on the date the Committee approves the grant. Our stock options generally have a 10-year contractual exercise term. All of our outstanding stock options and other equity awards to our named executive officers are fully vested.

In general, option grants are also subject to the following post-termination and change in control provisions:

Event	Award Vesting	Exercise Term

Termination by Us Other than Cause; Disability, Retirement or Death	Forfeit Unvested	Earlier of: (1) three (3) months or (2) Remaining Option Period

Disability, Retirement or Death	Forfeit Unvested	Earlier of: (1) six (6) months or (2) Remaining Option Period Option Period

Termination for Cause	Forfeit Vested and Unvested	Expire

Other Termination	Forfeit Unvested	Earlier of: (1) Remaining Option Period or (2) 30 Days from Date of Termination

Change in Control	Accelerated*	*

______________
*  In the event of a change in control as defined in the ESIP, any outstanding awards that are unexercisable or otherwise unvested will become fully vested and immediately exercisable. If there is a termination of employment, the applicable termination provisions regarding exercise term will apply.

Executive Benefits and Perquisites

Our named executive officers and other executives participate in our broad based employee benefit plans, including medical, dental, vision, insurance and our 401(k) plan (including matching contributions) and, like all other employees, may receive a preferential interest rate on interest-bearing deposit accounts. These plans and benefits are available to all salaried employees and do not discriminate in favor of executive officers. We also make the SERP available to our named executive officers and the Deferred Compensation Plans available to our named executive officers and other highly compensated employees. Mr. Haligowki is currently the only participant in our Salary Continuation Plan. The material terms of these plans are further described below under “Additional Information Regarding Executive Compensation—Agreements with Mr. Haligowski—Salary Continuation Plan,”“—Nonqualified Deferred Compensation” and “—Supplemental Executive Retirement Plan.”

We also provide additional personal benefits and perquisites as an additional incentive for our executives, to remain competitive in the general marketplace for executive talent and to minimize distractions from the executive’s attention to important ITLA Capital initiatives. The Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers. We have no current plans to make material changes to levels of benefits and perquisites provided to our executives.

For the last completed fiscal year, we provided the following personal benefits and perquisites to our named executive officers:

Executive Benefit	Description
Automobile Plan	Certain executives are provided with a Company-owned automobile or an automobile allowance pursuant to our automobile policy.
Reimbursed Life Insurance Premiums	We reimburse certain executives for certain life insurance premium payments.
Computer Equipment and Internet Connection Service	We provide certain executives with computer equipment and an internet connection for use in their homes.
Club Memberships	Certain executives have their club membership dues reimbursed.

In addition, ITLA Capital makes available a corporate limousine and driver to certain executive officers for business use only. Mr. Haligowski also receives a housing allowance, reimbursement for financial counseling and tax preparation, the use of a chartered aircraft for up to 35 hours per year, reimbursement for a non-equity membership in one private club in an initial amount not to exceed $7,500 with monthly dues of $400 (as may be increased or decreased by the club), reimbursement for his reasonable expenses and costs associated with his memberships in the Young Presidents' Organization and the Harvard Business School Alumni Association, and tax reimbursement payments. The cost for chartered aircraft use is based on the duration of the flight, not on the number of passengers. We do not incur any additional costs for adding passengers when there are seats available on the aircraft. Accordingly, we do not assign any cost for family members accompanying Mr. Haligowski on any of those flights. We gross-up his compensation or otherwise reimburse his taxes on any income imputed as a result of personal aircraft usage. However, as a result of Internal Revenue Service rules, executives are imputed income for any family members or other personal guests who may accompany the executive officer on any flights. In instances where family member or other personal guest attendance has been related to the business purpose of the trip, we have grossed-up Mr. Haligowski’s compensation to cover taxes on any income imputed as a result of their attendance. The Committee believes that such benefits are appropriate and often assist with Mr. Haligowski fulfilling his employment obligations.

Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2006, are included in the “All Other Compensation” column of the Summary Compensation Table.

Change in Control and Severance Benefits

We provide the opportunity for Mr. Haligowski and our executive officers to be protected in the event of a change of control and/or an “involuntary termination” of employment following a change of control of ITLA Capital. Mr. Haligowski may also receive certain payments and benefits pursuant to his employment agreement if his employment is involuntarily terminated not in connection with a change in control. The purpose of providing these change in control payments and benefits is to attract and retain executives of the highest caliber and mitigate the risk to these executives that their employment will be involuntarily terminated in the event we are acquired.

Mr. Haligowski’s employment agreement and his non-competition and non-solicitation agreement, and Mr. Bruce’s and Mr. Doyle’s change of control agreements provide for certain payments and benefits upon a change of control. Each of these agreements were entered into in 2006 and were individually negotiated by the Committee and management. In Mr. Haligowski’s case these agreements were negotiated to be generally consistent with the amount of benefits and terms of his prior severance benefits under his original employment agreement. In the case of Messrs. Bruce and Doyle, these agreements replaced the requirement contained in their prior change of control agreements that an involuntary termination occur with any termination of employment (other than for cause) as a trigger for payment. The Committee eliminated this requirement in recognition of their years of service to us relative to the other executive officers, and that these individuals are not receiving any substituted benefit to make up for the lack of SERP allocations in 2006 and thereafter. A cap was placed on the amount of their cash payment.

The change of control agreements for Messrs. Lodwick and Lombardi provide for certain payments and benefits if their employment is involuntarily terminated in connection with or within 24 months after a change in control of ITLA Capital. Each of these change in control severance agreements thus requires a “double trigger” in order for any payments or benefits to be provided to the named executive officer in connection with or following a change in control - in other words, both a change in control and an involuntary termination of employment (which includes a voluntary termination by the executive following a material reduction in his or her duties, responsibilities or benefits) must occur. At the same time, the mere sale of ITLA Capital will not automatically trigger a payout, as our intention is to induce the executive to remain employed following a change in control so long as the acquiring Company so desires without a material reduction in the executive’s duties, responsibilities or benefits. Our severance and change in control provisions for the named executive officers are summarized in “Additional Information Regarding Executive Compensation—Agreements with Mr. Haligowski” and “—Change of Control Agreements.”

We believe these severance and change in control benefits are an essential element of our executive compensation package and assist us in recruiting and retaining talented individuals. We also believe that our severance and change in control provisions are consistent with the provisions and benefit levels of other companies disclosing such provisions as reported in public SEC filings. Information regarding applicable severance and change in control benefits for the named executive officers is provided under the heading “Potential Payments Upon Termination of Employment.”

Impact of Accounting and Tax Treatments of Compensation

Section 162(m) of the Internal Revenue Code generally eliminates the deductibility of compensation over $1 million paid to certain highly compensated executive officers of publicly held corporations, excluding certain qualified performance-based compensation.  The Committee has reviewed and will continue to review on an ongoing basis our executive compensation programs, and propose appropriate modifications to these programs, if the Committee deems them necessary, with a view toward implementing our compensation programs in a manner that avoids or minimizes any disallowance of tax deductions under Section 162(m). The Committee will balance these considerations against the need to be able to compensate executives in a manner commensurate with performance and the competitive environment for executive talent. While stock options and stock appreciation rights as a general matter automatically constitute qualified performance-based compensation (provided that the certain plan content and grant procedure requirements are met), cash and other equity-based awards (including but not limited to restricted stock) must be subject to stockholder-approved performance criteria in order to so qualify. In this regard, the ESIP approved by stockholders authorizes the awarding of equity-based performance awards that constitute qualified performance-based compensation exempt from the $1 million deductibility limit of Section 162(m).

With our adoption, effective January 1, 2006, of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123R”), which requires the recognition of compensation expense for stock options, we do not expect the accounting treatment of differing forms of equity awards to vary significantly. Accordingly, accounting treatment is not expected to have a material effect on the selection of forms of equity compensation in the foreseeable future.

Role of Executive Officers in Determining Compensation

Our Chief Executive Officer, Mr. Haligowski, recommends to the Committee base salary, target annual incentive compensation bonus levels, actual bonus payments and long-term incentive grants for our executive officers (other than himself). Mr. Haligowski makes these recommendations to the Committee based on publicly available industry data and qualitative judgments regarding individual performance. Mr. Haligowski is not involved with any aspect of determining his own compensation.

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

2006 Summary Compensation Table

The following table sets forth the compensation earned for the year ended December 31, 2006 by the named executive officers:

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation (3)	Total Compensation
George W. Haligowski	2006	$590,000	$—	$—	$—	$969,750	$33,451	$394,523 (4)	$1,987,724
Chairman of the Board, President
and Chief Executive Officer

Norval L. Bruce	2006	$248,200	$—	$—	$—	$124,100	$23,718	$82,832 (5)	$478,850
Vice Chairman of the Board and
Chief Credit Officer

Timothy M. Doyle	2006	$247,500	$—	$—	$—	$123,750	$—	$33,371 (6)	$404,621
Executive Managing Director and Chief
Financial Officer

Lyle C. Lodwick	2006	$235,000	$—	$—	$—	$117,498	$—	$23,700 (7)	$376,198
Executive Managing Director and Chief
Operating Officer

Phillip E. Lombardi	2006	$170,000	$—	$—	$—	$85,000	$—	$13,482 (8)	$268,482
Managing Director and Chief of
Lending Operations
____________

(1)	Bonus amounts for 2006 are reported under the “Non-Equity Incentive Plan Compensation” column.

(2)	Represents cash incentive bonus award earned for 2006.

(3)
Included within this column is the incremental cost to the Company associated with the named executive’s personal use of a Company-owned automobile, based on the depreciation expense incurred by the Company for the year.

(4)
For 2006, represents the aggregate incremental cost to us of perquisites and other personal benefits, and other compensation provided, totaling $394,523, including: (a) $42,000 in supplemental housing payments, (b) $141,124 in preferential interest on employee savings accounts in 2006 (available to all employees), (c) $60,960 for Mr. Haligowski’s personal use of chartered air transportation service paid for by the Company, and (d) $108,710 for club memberships and meeting attendance related expenses. Additional amounts included within “All Other Compensation” include life insurance premiums, employer contributions to ITLA Capital’s 401(k) plan, financial counseling and tax preparation fees, home computer equipment and internet service, and reimbursements for tax obligations incurred by Mr. Haligowski.

U
(5)
For 2006, represents the aggregate incremental cost to us of perquisites and other personal benefits, and other compensation provided, totaling $82,832, including: (a) $45,802 in preferential interest on employee savings accounts in 2006. Additional amounts included within “All Other Compensation” include life insurance premiums, employer contributions to ITLA Capital’s 401(k) plan, home computer equipment and internet service, and club memberships.

(6)
For 2006, represents the aggregate incremental cost to us of perquisites and other personal benefits, and other compensation provided, totaling $33,371, including: (a) $13,417 in preferential interest on employee savings accounts in 2006. Additional amounts included within “All Other Compensation” include life insurance premiums, employer contributions to ITLA Capital’s 401(k) plan, and home computer equipment.

(7)
For 2006, represents the aggregate incremental cost to us of perquisites and other personal benefits, and other compensation provided, totaling $23,700, including: (a) $13,327 in preferential interest on employee savings accounts in 2006. Additional amounts included within “All Other Compensation” include life insurance premiums, and employer contributions to ITLA Capital’s 401(k) plan.

(8)
For 2006, represents the aggregate incremental cost to us of perquisites and other personal benefits, and other compensation provided, totaling $13,482. Amounts included within “All Other Compensation” include life insurance premiums, employer contributions to ITLA Capital’s 401(k) plan, and preferential interest on employee savings accounts in 2006.

Agreements with Mr. Haligowski

Employment Agreement. On February 24, 2006, we entered into an amended and restated employment agreement with Mr. Haligowski, which constituted an amendment and restatement of his Original Employment Agreement with ITLA Capital dated January 28, 2000 (the "Employment Agreement"). The Employment Agreement has a five-year term which commenced effective as of January 1, 2006 and is renewable on each subsequent January 1st, as long as neither ITLA Capital, nor the Bank, has notified Mr. Haligowski at least 90 days in advance that the term will not be so extended. If a "change in control" (as defined in the Employment Agreement) occurs during the term of the Employment Agreement, then notwithstanding the delivery of any notice of non-renewal to Mr. Haligowski, the employment term will automatically be extended until five years after the date of the change in control.

The Employment Agreement entitles Mr. Haligowski to: (1) an annual base salary of not less than $590,000; (2) participate in any performance-based awards and discretionary bonuses paid to executive officers; (3) receive a minimum monthly housing allowance of $3,500 and, at his election, a minimum monthly automobile allowance of $2,600 or the use of a vehicle pursuant to our automobile policy; (4) receive a personal life insurance policy, with premiums paid by us, providing a death benefit of at least four times his annual base salary; (5) receive memberships paid by us in certain organizations and clubs; (6) up to $6,500 per year, plus imputed taxes, for the maintenance of his personal estate and tax planning; and (7) participate in benefit plans and receive other fringe benefits provided by us.

The Employment Agreement provides that if Mr. Haligowski is "involuntarily terminated" prior to a change in control, then he will: (1) receive a prorated lump sum payment based on the amount of cash bonus and other cash incentive compensation paid to him for our last completed fiscal year; (2) either (a) continue to receive monthly through the remaining term of the agreement one-twelfth of his base salary at the highest annual rate in effect during the three years before the termination date and one-twelfth of the average amount of cash bonus and cash incentive compensation earned by him during the two fiscal years preceding the termination date or (b) at his election, receive the amount of all payments described in (a) in a lump sum; (3) either (a) continue to receive for himself and his dependents substantially the same medical, dental and disability benefits at the same cost to him for five years after the date of termination, reduced to the extent he receives substantially the same coverage at substantially the same cost to him from another employer, or (b) at his election (or at our election, if coverage under our group plan is not available to Mr. Haligowski and his dependents), receive an amount in cash equal to the premium cost being paid by us before the termination date; (4) be provided with office space and secretarial support of the same type provided during his employment for 18 months after the termination date; (5) receive title to owned or leased vehicle being used by him; (6) receive all interests maintained by us in life insurance policies maintained on his life, including the cash surrender values; and (7) become vested in all of his outstanding unvested stock options and restricted stock awards held in the SERP.

The Employment Agreement provides that if Mr. Haligowski is involuntarily terminated in connection with or within five years after a change in control of ITLA Capital, then he will receive a lump sum payment equal to 299% of his "base amount," as defined in Section 280G of the Code, less the present value of the benefits to be received by him under ITLA Capital's Salary Continuation Plan and the accelerated vesting present value of stock options and restricted stock, to the extent such amounts are required to be considered in the calculation of parachute payments under Section 280G of the Code (the "Lump Sum Change in Control Payment"). Instead of receiving the full amount of the Lump Sum Change in Control Payment, however, Mr. Haligowski may elect to receive the continued health, medical and disability insurance benefits, 18 months of office space and secretarial support, title to his Company-owned or leased vehicle and ITLA Capital's interests in the life insurance policies on his life, each as described in the immediately preceding paragraph, in which case the amount of the Lump Sum Change in Control Payment will be reduced by the present value of these elected benefits (the "Elective Benefits"). In no event may the Lump Sum Change in Control Payment, prior to reduction for Elective Benefits, exceed the aggregate of 100% of the total value of the payments and benefits Mr. Haligowski would receive under the Employment Agreement if the involuntarily termination occurred prior to a change in control, plus 150% of his annual base salary in effect before the change in control. This resulting aggregate amount is equal to the value of Mr. Haligowski's change in control benefits under the Original Employment Agreement, excluding the SERP change in control benefit referred to in the Original Employment Agreement of 3.95 times his annual base salary but inclusive of the life insurance benefit described in the preceding paragraph (the "Original Agreement Adjusted Change in Control Benefit"). The Employment Agreement provides that if a change in control occurs on or after January 1, 2008, the Lump Sum Change in Control Payment prior to reduction for Elective Benefits may not be less than the Original Agreement Adjusted Change in Control Benefit less $1.0 million, notwithstanding the fact that this amount exceeds 299% of Mr. Haligowski's base amount.

The Employment Agreement provides that if any of the change in control payments or benefits to be provided under the agreement in combination with any payments or benefits under other plans or arrangements constitute "excess parachute payments" under Section 280G of the Code, Mr. Haligowski will be paid an additional amount (referred to as a "gross up payment") that will offset, on an after tax basis, the effect of any excise tax consequently imposed upon him under Section 4999 of the Code.

The term "Change in Control" means the occurrence of any of the following events with respect to ITLA Capital, or with respect to the Bank: (1) any person (as the term is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934 (the "Exchange Act") is or becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly of securities of ITLA Capital, or the Bank representing 33.33% or more of ITLA Capital's or the Bank's outstanding securities; (2) individuals who are members of the Board of Directors of ITLA Capital or the Bank on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least two-thirds of the directors comprising the Incumbent Board, or whose nomination for election by ITLA Capital's or the Bank's stockholders was approved by the nominating committee serving under an Incumbent Board, shall be considered a member of the Incumbent Board; (3) a reorganization, merger, consolidation, sale of all or substantially all of the assets of ITLA Capital or the Bank, or a similar transaction in which ITLA Capital or the Bank is not the resulting entity (unless the continuing ownership requirements clause (4) below are met with respect to the resulting entity); or (4) a merger or consolidation of ITLA Capital or the Bank with any other corporation other than a merger or consolidation in which the voting securities of ITLA Capital or the Bank outstanding immediately prior thereto represent at least 66.67% of the total voting power represented by the voting securities of ITLA Capital or the Bank or the surviving entity outstanding immediately after such merger or consolidation. The term "Change in Control" shall not include: (1) an acquisition of securities by an employee benefit plan of ITLA Capital or the Bank; (2) any of the above mentioned events or occurrences involving any other subsidiary of ITLA Capital or the Bank, although this may be amended at a later date; or (3) any of the above mentioned events or occurrences which require but do not receive the requisite government or regulatory approval to bring the event or occurrence to fruition. The term "involuntary termination" is defined to include termination of Mr. Haligowski's employment by ITLA Capital or the Bank (other than for cause or due to retirement after attaining age 65) without his consent, by Mr. Haligowski following a material reduction of or interference with his duties, responsibilities or benefits without his consent or by ITLA Capital or the Bank (or their successors) or by Mr. Haligowski at the time of or within five years after a Change in Control.

Under the Employment Agreement, if Mr. Haligowski is terminated due to disability or death, then he or his estate will be entitled to the same payments and benefits to which he would have been entitled if he were involuntarily terminated prior to a change in control, other than the continued use of office space and secretarial support, plus a prorated amount of any bonus or other incentive compensation for the year in which the termination occurs. If Mr. Haligowski voluntarily terminates his employment other than for a reason that constitutes involuntary termination or other than in connection with or within five years after a change in control, he will receive his base salary and benefits earned through the date of termination plus any benefit continuation required by law. If Mr. Haligowski's employment is terminated for cause, ITLA Capital will have no obligations to him under the Employment Agreement, other than any benefit continuation required by law.

Non-competition and Non-solicitation Agreement. We entered into a non-competition and non-solicitation agreement (the "Non-Competition Agreement") with Mr. Haligowski on February 24, 2006. Like the Employment Agreement, the Non-Competition Agreement has a five-year term which commenced effective as of January 1, 2006. Mr. Haligowski's forbearance obligations under the Non-Competition Agreement begin on his employment termination in connection with or following an acquisition of ITLA Capital or the Bank and continue for three years thereafter (the "Restricted Period"). Mr. Haligowski will receive aggregate payments of $3.5 million during the Restricted Period in consideration of his compliance with his obligations under the Non-Competition Agreement during the Restricted Period. ITLA Capital has the unilateral right to extend the term of the Non-Competition Agreement for an additional five year term by adjusting the compensation to be paid to Mr. Haligowski under that agreement.

Salary Continuation Plan. The Salary Continuation Plan, which was originally adopted by ITLA Capital in March 2000 and in which Mr. Haligowski is currently the only participant, provides that if the participant's employment is terminated for any reason other than cause, or if the participant retires after attaining age 65, the participant will begin receiving an annual salary continuation benefit six months thereafter (or starting on the first day of the next calendar month, if termination is due to death or disability), payable monthly over 15 years. The amount of Mr. Haligowski's annual salary continuation benefit is 75% of his average annual base salary for the three full calendar years preceding the year in which termination occurs or in which he attains age 65.

Information regarding applicable severance and change in control benefits for Mr. Haligowski is provided under the heading “Potential Payments Upon Termination of Employment.”

2006 Grants of Plan-Based Awards

The following table sets forth information regarding plan-based awards to our named executive officers in 2006:

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards Target (1)	Estimated Future Payouts Under Equity Incentive Plan Awards Target (1)	All Other Stock Awards: Number of Shares of Stock or Units Maximum (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
George W. Haligowski	n/a	$885,000	—	—	—	—	—
Norval L. Bruce	n/a	$124,100	—	—	—	—	—
Timothy M. Doyle	n/a	$123,750	—	—	—	—	—
Lyle C. Lodwick	n/a	$117,500	—	—	—	—	—
Phillip E. Lombardi	n/a	$85,000	—	—	—	—	—

_______________
(1)
For each executive officer represents target amount potentially payable under our Annual Executive Bonus Plan for 2006 (up to 150% of base salary for Mr. Haligowski and up to 50% of base salary for each of the other named executive officers) at the time the targets for these awards were set by the Committee and approved by the board in January 2006. The actual amounts earned for 2006 under these awards are reflected in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.

Outstanding Equity Awards At December 31, 2006

The following table provides information regarding each unexercised stock option held by each of our named executive officers as of December 31, 2006:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
George W. Haligowski	45,000	—	—	$18.00	2/2/2008	—	—	—	—
	10,000	—	—	$14.00	2/2/2009	—	—	—	—
	37,500	—	—	$23.00	2/19/2012	—	—	—	—
	50,000	—	—	$48.46	12/19/2015	—	—	—	—
Total	142,500

Norval L. Bruce	10,500	—	—	$23.00	2/19/2012	—	—	—	—
	12,500	—	—	$48.46	12/19/2015	—	—	—	—
Total	23,000

Timothy M. Doyle	15,000	—	—	$18.00	2/02/08	—	—	—	—
	15,000	—	—	$14.00	2/02/09	—	—	—	—
	5,000	—	—	$11.00	1/31/2010	—	—	—	—
	15,000	—	—	$23.00	2/19/2012	—	—	—	—
	25,000	—	—	$48.46	12/19/2015	—	—	—	—
Total	75,000

Lyle C. Lodwick	35,000	—	—	$54.25	8/8/2015	—	—	—	—
	12,500	—	—	$48.46	12/19/2015	—	—	—	—
Total	47,500

Phillip E. Lombardi	22,500	—	—	$53.33	6/24/2015	—	—	—	—
	7,500	—	—	$48.46	12/19/2015	—	—	—	—
Total	30,000

Stock Incentive Plans. On July 27, 2005, ITLA Capital’s shareholders approved the ESIP and the 2005 Re-Designated, Amended and Restated Stock Option Plan For Nonemployee Directors (the “Director Option Plan” and together with the ESIP the “Stock Option Plans”). The Stock Option Plans were originally approved by shareholders on October 18, 1995 and amendments and restatements of these plans were approved by shareholders on July 27, 2005.

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

The Stock Option Plans are administered by the Committee and, other than with respect to formula awards under the Director Option Plan described below, the Committee has full authority to select the employees and directors to receive awards and to grant such awards. Subject to provisions of the Stock Option Plans, the Committee has a wide degree of flexibility in determining the terms and conditions of awards and the number of shares to be issued pursuant thereto. The expenses of administering the Stock Option Plans are borne by us.

The ESIP authorizes the Committee to enter into any type of arrangement with an eligible employee that, by its terms, involves or might involve the issuance of common stock or any other security or benefit with a value derived from the value of common stock. Awards to employees are not restricted to any specified form or structure and may include but are not limited to stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. Under the Director Option Plan, each person who was a non-employee director on the original effective date of the plan (October 18, 1995) automatically received as of that date, and each person who became or becomes a non-employee director after the original effective date of the plan automatically received or will receive, as of the date such person became or becomes a non-employee director, non-qualified stock options to acquire 5,000 shares of common stock, subject to adjustment as described above, vesting in full on the one-year anniversary of the date of grant (referred to as the “initial award”). On the first, second, third, fourth and fifth anniversaries of the initial award, each non-employee director automatically received or will receive non-qualified stock options to acquire 1,000 shares of common stock, subject to adjustment as described above, vesting in full on the one-year anniversary of the date of grant (referred to as the “anniversary awards”). In addition to the anniversary awards, each non-employee director is eligible to receive grants of non-qualified stock options from time to time in the sole discretion of the Committee.

In the event of a change in control of ITLA Capital all awards under the Stock Option Plans shall vest 100%. For purposes of the Stock Option Plans, a "change in control" shall mean any of the following events:

(a) we receive a report on Schedule 13D filed with the Securities and Exchange Commission pursuant to Section 13(d) of the Exchange Act disclosing that any person, group, corporation or other entity is the beneficial owner directly or indirectly of 30% or more of our outstanding common stock;

(b) any person (as such term is defined in Section 13(d) of the Exchange Act), group, corporation or other entity other than us or any corporation owned directly or indirectly by our stockholders in substantially the same proportions as their ownership of stock in us, purchases shares pursuant to a tender offer or exchange offer to acquire any of our common stock, (or securities convertible into our common stock) for cash, securities or any other consideration, provided that after consummation of the offer, the person, group, corporation or other entity in question is the beneficial owner (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 30% or more of our outstanding common stock ;

(c) our stockholders approve (a) any consolidation or merger in which we or any corporation owned directly or indirectly by our stockholders in substantially the same proportions as their ownership of our common stock is not the continuing or surviving corporation or pursuant to which shares of our common stock would be converted into cash, securities or other property, or (b) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of our assets; or

(d) there shall have been a change in a majority of the members of our Board of Directors within a 12 month period unless the election or nomination for election by our stockholders of each new director was approved by the vote of two-thirds of the directors then still in office who were in office at the beginning of the 12 month period.

Awards may not be granted under the Stock Option Plans after July 27, 2015, the tenth anniversary of the shareholder approvals of the amendments and restatements of the Stock Option Plans.

2006 Option Exercises and Stock Vested

The following table sets forth information about stock options exercised and shares of restricted stock vested during the year ended December 31, 2006 for each named executive officer:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting
George W. Haligowski	20,000	$805,000	—	—
Norval L. Bruce	—	—	—	—
Timothy M. Doyle	—	—	—	—
Lyle C. Lodwick	—	—	—	—
Phillip E. Lombardi	—	—	—	—
Nonqualified Deferred Compensation

The following table sets forth information about compensation payable to each named executive officer under the Deferral Plan (as defined below):

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY (2)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
George W. Haligowski	$—	$—	$436,273	$—	$4,386,090
Norval L. Bruce	$185,404(1)	$—	$89,203	$—	$1,473,822
Timothy M. Doyle	$—	$—	$—	$—	$—
Lyle C. Lodwick	$—	$—	$—	$—	$—
Phillip E. Lombardi	$—	$—	$—	$—	$—
_______________
(1)  The entire amount is reported as compensation for 2006 in the Summary Compensation Table under the “Salary” column.

(2)  Based on the performance during 2006 of the investment options (including, among others, our Common Stock) selected by the named executive officers. Of the amounts shown, $33,451 and $23,718, representing the portion of the preferential interest credited to the accounts of Mr. Haligowski and Mr. Bruce, respectively, were reported as compensation for 2006 for Messrs. Haligowski and Bruce in the Summary Compensation Table under the “Change in Pension Value and Non-qualified Deferred Compensation Earnings” column.

The ITLA Capital Corporation Supplemental Salary Savings Plan (the “Supplemental Plan”) and Nonqualified Deferred Compensation Plan (the “Deferral Plan”) are designed to provide additional retirement benefits for certain officers and highly compensated employees. The Supplemental Plan provides participating employees with an opportunity to make up benefits not available under the 401(k) Plan due to any application of limitations on compensation and maximum benefits under the 401(k) Plan. Benefits under the Supplemental Plan are provided at the same time and in the same form as benefits under the 401(k) Plan, and become taxable to the participant at that point. None of the named executive officers currently participates in the Supplemental Plan. The Deferral Plan allows a participant to defer receipt of, and current taxation upon, designated portions of the participant’s direct cash compensation until a future date specified by the participant. Both of these plans are unfunded plans, meaning that all benefits payable thereunder are payable from our general assets, and funds available to pay benefits are subject to the claims of our general creditors. We have established a Rabbi Trust with a third party FDIC insured financial institution which holds the contributions to the Supplemental Plan and Deferral Plan, for the purpose of providing the benefits set forth under the terms of the plans. Participants only have the rights of unsecured creditors with respect to the Rabbi Trust assets.

Supplemental Executive Retirement Plan

Pursuant to the SERP, the Committee allocated to participants on a tax-deferred basis shares of restricted stock issued to the SERP under our RRP. The last remaining RRP shares held in the SERP were allocated to SERP participants in 2005. Under the terms of the SERP, Mr. Haligowski received an annual restricted stock allocation equal to one-third of his base salary and all other participants received an annual restricted stock allocation equal to one-fifth of base salary, subject to the approval of the Committee, which could also allocate a greater or lesser award or no award in its discretion. For this purpose, each share of common stock issued to the SERP has been valued at $9.00 per share, the fair market value of the common stock on the date of issuance from the RRP to the SERP. All awards made under the SERP are now fully vested. The following table sets forth information about the SERP benefits payable to each named executive officer:

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY (1)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
George W. Haligowski	$—	$—	$1,546,185	$—	$9,460,178
Norval L. Bruce	$—	$—	$358,597	$—	$2,194,673
Timothy M. Doyle	$—	$—	$299,178	$—	$1,831,114
Lyle C. Lodwick	$—	$—	$30,893	$—	$189,655
Phillip E. Lombardi	$—	$—	$26,336	$—	$162,090
____________

(1)
Includes value of additional shares allocated pursuant to dividend reinvestment, as well as the change in fair value during the year related to SERP shares maintained within each participants’ respective trust account. None of these amounts were reported as compensation for 2006 in the Summary Compensation Table.

Change of Control Agreements

We recently entered into change in control severance agreements with Messrs. Bruce, Doyle and Lodwick and Lombardi. In the case of Messrs. Bruce and Doyle, these agreements replaced their existing change in control severance agreements with ITLA Capital. The terms of the agreements are three years for the agreements with Messrs. Bruce and Doyle and one year for the agreements with Messrs. Lodwick and Lombardi, beginning effective as of February 1, 2006 and renewable on each subsequent February 1st, as long as neither ITLA Capital nor the officer gives notice to the other at least 90 days in advance that the term will not be so extended. If a "change in control" occurs during the term of the agreement, then notwithstanding the delivery of any non-renewal notice, the agreement term will automatically be extended until three years, in the case of the agreements with Messrs. Bruce and Doyle, or two years, in the case of the agreements with Messrs. Lodwick and Lombardi, after the date of the change in control.

The agreements with Messrs. Bruce and Doyle provides that if their employment is “terminated without cause” which means a termination for any reason other than cause within six months before or within three years after a change in control, or if the officer terminates his employment for any reason within one year after a change in control, he will: (1) receive a lump sum payment equal to 299% of his "base amount" (not to exceed $1.0 million in the case of Mr. Bruce and $1.25 million in the case of Mr. Doyle); (2) either (a) continue to receive substantially the same health, dental and life insurance benefits for two years after the termination date, in the case of Mr. Bruce, and three years after the termination date, in the case of Mr. Doyle, or (b) at his election, (or at ITLA Capital's election, if coverage under ITLA Capital's group plan is not available to the officer) receive an amount in cash equal to the premium cost being paid by ITLA Capital before the termination date; (3) receive title to ITLA Capital-owned or leased vehicle being used by him or, if the officer receives a monthly car allowance in lieu of a Company vehicle, an amount in cash equal to 24 times, in the case of Mr. Bruce, and 36 times, in the case of Mr. Doyle, the greater of the monthly allowance on the date of the change in control or on the termination date; and (4) become vested in all of his outstanding unvested stock options and restricted stock awards.

The agreements with Messrs. Lodwick and Lombardi provide that if the officer's employment is "involuntarily terminated" in connection with or within two years after a change in control, he or she will: (1) receive a lump sum payment equal to the sum of (a) 1.5 times his base salary on the date of the change in control or the date of termination, whichever is greater and (b) a prorated bonus amount for the year in which the termination occurs based on the officer's prior year annual bonus, (2) either (a) continue to receive substantially the same health, dental and life insurance benefits for 18 months after the termination date or (b) at his election (or at ITLA Capital's election, if coverage under ITLA Capital's group plan is not available to the officer), receive an amount in cash equal to the premium cost being paid by ITLA Capital before the termination date; (3) receive title to ITLA Capital-owned or leased vehicle being used by him or, if the officer receives a monthly car allowance in lieu of a Company vehicle, an amount in cash equal to 18 times the greater of the monthly allowance on the date of the change in control or on the termination date; and (4) become vested in all of his outstanding unvested stock options and restricted stock awards. The term "Involuntary Termination" means the termination of the employment of the executive without his express written consent or a material diminution of or interference with the executive's duties, responsibilities and benefits as these same duties, responsibilities and benefits exist the day prior to the Change of Control, including (without limitation) any of the following actions unless consented to in writing by the executive: (1) a requirement that the executive be based at a place other than the executive's work location immediately prior to the Change of Control or within 35 miles thereof, except for reasonable business travel; (2) a material demotion of the executive; (3) a material reduction in the number or seniority of other personnel reporting to the executive or a material reduction in the frequency with which, or in the nature of the matters with respect to which, such personnel are to report to the executive, other than as part of a company-wide reduction in staff; (4) a material adverse change in the executive's salary, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the company; (5) a material permanent increase in the required hours of work or the workload of the executive; (6) a material change in the reporting relationship to which the executive reports prior to the Change of Control; or (7) a material increase or decrease in business responsibilities and duties, such that the executive's qualifications as utilized prior to the Change of Control are no longer consistent with the qualifications needed for the revised position. The term "Involuntary Termination" does not include termination for cause, termination of employment due to retirement on or after the executive attains age 65, death, or termination of employment by us due to disability.

Each agreement provides that to the extent the value and amounts of benefits under the agreement, together with any other amounts and the value of other benefits received by the officer in connection with a change in control would cause any amount to be non-deductible by ITLA Capital pursuant to Section 280G of the Code, then the amounts and benefits under the agreement will be reduced to the extent necessary to avoid the non-deductibility of any such amounts and benefits under Section 280G, assuming a change in control.

The following additional definitions apply to the termination and change in control provisions in the change in control agreements:

A termination for “Cause” occurs if we terminate employment because of (i) willful and continued failure by the executive substantially to perform his duties (other than a failure resulting from physical or mental illness) after a demand for substantial performance is delivered to the executive by the Chairman of the Board of Directors or the Chief Executive Officer of the Company which specifically identifies the manner in which the executive has not substantially performed his duties, (ii) the executive's willful dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, regulation, or final cease-and-desist order, relating to the executive's employment with the Company or otherwise interfering with the executive's ability to carry out the duties of the employment, or material breach of any provision of this Agreement or any employment agreement between the Company and the Executive; provided that no act or failure to act shall be considered "willful" unless done or omitted to be done by the Executive in bad faith and without reasonable belief that the act or omission was in or not opposed to the best interests of the Company. Any act or failure to act based upon authority pursuant to a resolution duly adopted by the Board of Directors or upon the advice of counsel for the Company shall be conclusively presumed to be done or omitted to be done in good faith and in the best interests of the Company. The Executive's attention to matters not directly related to the business of the Company shall not provide a basis for Termination for Cause if the Board of Directors or the Chief Executive Officer of the Company has approved the Executive's engaging in such activities. The Executive shall not be deemed to have been Terminated for Cause unless and until the Company has delivered to the Executive a notice containing a resolution adopted by not less than three-quarters of the entire membership of the Board of Directors at a meeting called and held for the purpose, after reasonable notice to the Executive and opportunity for him to appear with counsel before the Board of Directors, finding that in the good faith opinion of the Board of Directors that the Executive has engaged in conduct described in this Section 1(f) and specifying the particulars in detail.

A “Change in Control” means the occurrence of any of the following events with respect to the Company: (1) any person (as the term is used in section 13(d) and 14(d) of the Exchange Act is or becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly of securities of ITLA Capital representing 33.33% or more of ITLA Capital's outstanding securities; (2) individuals who are members of the Board of Directors of ITLA Capital on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least two thirds of the directors comprising the Incumbent Board, or whose nomination for election by ITLA Capital 's stockholders was approved by the nominating committee serving under an Incumbent Board, shall be considered a member of the Incumbent Board; (3) a reorganization, merger, consolidation, sale of all or substantially all of the assets of ITLA Capital or a similar transaction in which ITLA Capital is not the resulting entity (unless the continuing ownership requirements clause (4) below are met with respect to the resulting entity); or (4) a merger or consolidation of ITLA Capital with any other corporation other than a merger or consolidation in which the voting securities of ITLA Capital outstanding immediately prior thereto represent at least 66.67% of the total voting power represented by the voting securities of ITLA Capital or the surviving entity outstanding immediately after such merger or consolidation. The term "Change in Control" shall not include: (1) an acquisition of securities by an employee benefit plan of ITLA Capital; or (2) any of the above mentioned events or occurrences which require but do not receive the requisite government or regulatory approval to bring the event or occurrence to fruition.

Potential Payments Upon Termination of Employment

The following tables summarize the approximate value of the termination payments and benefits that the named executive officers would have received if their employment had been terminated on December 29, 2006 under the circumstances shown. The tables exclude (i) amounts accrued through December 29, 2006 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and bonus amounts, (ii) vested account balances under our 401(k) plan, and (iii) vested account balances under our Deferral Plan and the SERP, as described under “Nonqualifed Deferred Compensation” and “Supplemental Executive Retirement Plan.”

George W. Haligowski

Termination Scenario	Lump Sum Prorated Bonus (1)	Salary/Bonus Continuation and Non-Compete (2)	Health Coverage Continuation (3)	Accelerated Vesting of Stock and Option Awards (4)	Death Benefit Under Supplemental Life Insurance Policy (5)	Other Benefits (6)	Payment of 299% of “Base Amount”(7)	Tax Gross Up Payment (8)

If termination for cause occurs	$—	$—	$—	$—	$—	$—	$—	$—
If voluntary termination (not constituting “Involuntary Termination” under Employment Agreement) occurs	$—	$5,590,000	$—	$—	$—	$—	$—	$—
If “Involuntary Termination” under Employment Agreement (not in connection with or within five years after change in control) occurs	$975,000	$12,270,000	$62,000	$—	$—	$1,098,000	$—	$—
If “Involuntary Termination” under Employment Agreement in connection with or after change in control occurs	$—	$9,090,000	$—	$—	$—	$—	$9,905,701	$—
If termination occurs as a result of disability	$975,000	$12,270,000	$62,000	$—	$—	$858,000	$—	$—
If termination occurs as a result of death	$975,000	$12,270,000	$62,000	$—	$1,700,000	$858,000	$—	$—
____________
(1)
Payable to Mr. Haligowski (or to his estate or designated beneficiary, in the event of death) under his employment agreement if his employment is “Involuntarily Terminated” not in connection with or after a change in control or due to disability or death.

(2)
Payable to Mr. Haligowski under his employment agreement and non-competition and non-solicitation agreement and the Salary Continuation Plan for the applicable period described under “Agreements with Mr. Haligowski-Employment Agreement,”“-Non-Competition and Non-Solicitation Agreement” and “-Salary Continuation Plan.” These payments are comprised of the following: (i) in the case of voluntary termination not constituting “Involuntary Termination” under Mr. Haligowski’s employment agreement, the present value of the total payments that would be made to him under the Salary Continuation Plan, using a discount rate of 5% ($5,590,000); (ii) in the case of Involuntary Termination not in connection with or after a change in control, or termination due to disability or death (A) the present value of the total payments that would be made to him (or his beneficiary, in the event of his death) under the Salary Continuation Plan, using a discount rate of 5% ($5,590,000) and (B) the aggregate amount of the total monthly salary and bonus continuation payments (through December 29, 2010) under his employment agreement ($6,680,000, or $139,165 per month); and (iii) in the case of Involuntary Termination in connection with or after a change in control, (A) the present value of the total payments that would be made to him under the Salary Continuation Plan, using a discount rate of 8% ($5,590,000) and (B) the total payments that would be made under his non-competition and non-solicitation agreement ($3,500,000).

(3)	Represents the cost of providing the medical, dental and disability benefits described under “Agreements with Mr. Haligowski-Employment Agreement.”
(4)	All stock options and SERP allocations are vested.
(5)	Represents death benefit under supplemental life insurance policy maintained for Mr. Haligowski.
(6)
Represents the cost or value of $240,000 for continued use of office space and secretarial support, $103,000 for the transfer to Mr. Haligowski of title to his leased vehicle, and $755,000 representing the transfer to Mr. Haligowski of our interest in life insurance policies on his life. The cost of office space and secretarial support are excluded if termination occurs as a result of disability or death as these benefits would not be provided under such circumstances.

(7)
Represents lump sum amount payable to Mr. Haligowski under his employment agreement in the event his employment is Involuntarily Terminated in connection with or following a change in control of the Company, as described under “Agreements with Mr. Haligowski-Employment Agreement.”

(8)	Based on the amounts shown in the table, no tax gross up payment would be payable to Mr. Haligowski under his employment agreement. See “Agreements with Mr. Haligowski - Employment Agreement.”

Norval L. Bruce

Termination Scenario	Payment of 299% of “Base Amount”(1)	Health Coverage and Life Insurance Continuation (2)	Accelerated Vesting of Stock and Option Awards (3)	Other Benefits (4)

If “Termination Without Cause” under his Change of Control Agreement in connection with or within 36 months after change in control occurs	$1,000,000	$25,504	$—	$84,445
____________
(1)
Represents lump sum amount payable to Mr. Bruce under his change of control agreement in the event his employment is terminated in connection with or following a change in control of the Company, as described under “Change of Control Agreements.”

(2)	Represents the cost of providing the health, dental and life insurance benefits described under “Change of Control Agreements.”
(3)	All stock options and SERP allocations are vested.
(4)
Represents the cost or value of $62,925 for the transfer to Mr. Bruce of title to his leased vehicle, $3,520 for the transfer to Mr. Bruce of home-based computer equipment and $18,000 for the transfer to Mr. Bruce of our interest in a golf club membership.

Timothy M. Doyle

Termination Scenario	Payment of 299% of “Base Amount”(1)	Health Coverage and Life Insurance Continuation (2)	Accelerated Vesting of Stock and Option Awards (3)	Death Benefit under Supplemental Life Insurance Policy (4)	Other Benefits (5)

If “Termination Without Cause” under his Change of Control Agreement in connection with or within 36 months after change in control occurs	$1,250,000	$45,813	$—	$—	$69,593
If termination occurs as a result of death	$—	$—	$—	$250,000	$—
____________
(1)
Represents lump sum amount payable to Mr. Doyle under his change of control agreement in the event his employment is terminated in connection with or following a change in control of the Company, as described under “Change of Control Agreements.”

(2)	Represents the cost of providing the health, dental and life insurance benefits described under “Change of Control Agreements.”
(3)	All stock options and SERP allocations are vested.
(4)	Represents death benefit payable under supplemental life insurance policy maintained by the Company for Mr. Doyle’s benefit.
(5)	Represents the cost or value of $66,203 for the transfer to Mr. Doyle of title to his leased vehicle and $3,390 for the transfer to Mr. Doyle of home-based computer equipment.

Lyle C. Lodwick

Termination Scenario	Lump Sum Payment (1)	Health Coverage and Life Insurance Continuation (2)	Accelerated Vesting of Stock and Option Awards (3)	Other Benefits (4)

If “Involuntary Termination” under Change in Control Severance Agreement in connection with or within 24 months after change in control occurs	$412,488	$16,785	$—	$49,375
____________
(1)
Represents lump sum amount payable to Mr. Lodwick under his change of control agreement in the event his employment is “Involuntarily Terminated” in connection with or following a change in control of the Company, as described under “Change of Control Agreements.”

(2)	Represents the cost of providing the health, dental and life insurance benefits described under “Change of Control Agreements.”
(3)	All stock options and SERP allocations are vested.
(4)	Represents the cost or value of $49,375 for the transfer to Mr. Lodwick of title to his leased vehicle.

Phillip E. Lombardi

Termination Scenario	Lump Sum Payment (1)	Health Coverage and Life Insurance Continuation (2)	Accelerated Vesting of Stock and Option Awards (3)	Other Benefits (4)

If “Involuntary Termination” under Change in Control Severance Agreement in connection with or within 24 months after change in control occurs	$335,805	$9,658	$—	$33,940
____________
(1)
Represents lump sum amount payable to Mr. Lombardi under his change of control agreement in the event his employment is “Involuntarily Terminated” in connection with or following a change in control of the Company, as described under “Change of Control Agreements.”

(2)	Represents the cost of providing the health, dental and life insurance benefits described under “Change of Control Agreements.”
(3)	All stock options and SERP allocations are vested.
(4)	Represents the cost or value of $33,940 for the transfer to Mr. Lombardi of title to his leased vehicle.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained above with management and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report on Form 10-K.

Submitted by the Compensation Committee of ITLA Capital’s Board of Directors:

Jeffrey L. Lipscomb
Sandor X. Mayuga
Hirotaka Oribe

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is a current or former officer or employee of ITLA Capital or any of its subsidiaries. None of our executive officers has served on the board of directors or the Committee of any other entity that had an executive officer serving on our Board of Directors or on the Compensation Committee of our Board of Directors.

Director Compensation

The following table sets forth certain information regarding the compensation earned by or awarded to each director, who is not also a named executive officer, who served on our Board of Directors in 2006. Directors who are employees of ITLA Capital are not compensated for their service as directors.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Jeffrey L. Lipscomb	$45,000	—	—	—	—	$5,000	$50,000
Preston Martin	$42,000	—	$2,492	—	—	$15,000	$59,492
Sandor X. Mayuga	$40,000	—	—	—	—	$—	$40,000
Hirotaka Oribe	$46,000	—	—	—	—	$15,000	$61,000
Robert R. Reed	$45,000	—	—	—	—	$5,000	$50,000
_______________
(1)
Amount in the table represent the compensation cost of stock options recognized for 2006 for financial statement reporting purposes pursuant to SFAS No. 123(R), and includes the cost attributable to grants made in 2006 and in prior years. The assumptions we used in calculating this amount are set forth in Item 8. Financial Statements and Supplementary Data--Condensed Consolidated Financial Statements—Notes to Financial Statements—Note 1—Summary of Significant Accounting Policies—Stock-Based Compensation. As of December 31, 2006, total shares underlying stock options held by the directors were as follows: Mr. Lipscomb - 6,500 shares; Mr. Martin - 10,000 shares; Mr. Mayuga - 6,500 shares; Mr. Oribe - 6,500 shares; and Mr. Reed - 6,500 shares. On October 30, 2006, Mr. Martin was granted an option for 1,000 shares at an exercise price of $57.48 as an automatic anniversary award pursuant to the Director Stock Option Plan (see “—Stock Incentive Plans”). This grant date fair value of this award to Mr. Martin, computed in accordance with SFAS No. 123(R), was approximately $15,000.

(2)	Amounts in this column represent honorariums paid during 2006 to Mr. Lipscomb, Mr. Oribe, and Mr. Reed, as well as an annual retainer fee for Mr. Martin, as explained below.

Director Compensation Arrangements. During 2006, each non-employee director was paid a monthly fee of $2,250 for serving on our Board of Directors and $1,000 for each Board or Committee meeting attended for service on such committee. In addition, Director Reed received an honorarium of $5,000 for his active assistance in legislative matters during 2006, Director Lipscomb received an honorarium of $5,000 for his active assistance with compensation matters and chairmanship of the Compensation Committee, and Director Oribe received an honorarium of $15,000 for his extensive work with the Executive Committee and large loan approval process. In 2006, Director Martin received an annual retainer fee of $15,000 for his service as Chairman of the Audit Committee. Directors are also eligible to receive stock options under the Director Stock Option Plan (see “—Stock Incentive Plans”). Mr. Martin, who received an automatic anniversary award under the Director Stock Option Plan described in footnote 1 to the table above, was the only non-employee director who received an option grant in 2006.

We pay for or reimburse our directors’ travel, lodging and other reasonable out-of-pocket expenses in connection with attendance at board, committee and stockholder meetings, and for other reasonable expenses related to board service such as director education.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

At March 5, 2007, we had 5,527,651 shares of common stock outstanding.

The following table sets forth, as of March 5, 2007, certain information as to those persons who were known by management to be beneficial owners of more than five percent of our common stock outstanding.

Beneficial Owner	Shares Beneficially Owned	Percent of Class
Dimensional Fund Advisors, LP	478,886 (1)	8.66%
1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401 Franklin Mutual Advisers, LLC	445,796 (2)	8.06%
51 John F. Kennedy Parkway Short Hills, NJ 07078 Thomson Horstmann & Bryant, Inc.	407,009 (3)	7.36%
Park 80 West, Plaza One Saddle Brook, NJ 07663 Barclays Global Advisors, NA, et. al	400,532 (4)	7.25%
45 Fremont Street San Francisco, CA 94105 Wellington Management Company, LLP	374,430 (5)	6.77%
75 State Street Boston, MA 02109 George W. Haligowski	335,454 (6)	5.92%
888 Prospect Street, Suite 110 La Jolla, CA 92037
____________

(1) As reported by Dimensional Fund Advisors, LP ("Dimensional") on a Schedule 13G amendment filed on February 9, 2007 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Dimensional reported sole voting and dispositive powers as to all of the 478,886 shares, and shared voting and dispositive powers as to none of the 478,886 shares covered by the report.

(2) As reported by Franklin Mutual Advisers, LLC ("Franklin") on a Schedule 13G amendment filed on February 11, 2005 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Franklin reported sole voting and dispositive powers as to all of the 445,796 shares, and shared voting and dispositive powers as to none of the 445,796 shares covered by the report.

(3) As reported by Thomson Horstmann & Bryant, Inc., ("Thomson") on a Schedule 13G amendment filed on January 29, 2007 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Thomson reported sole voting power as to 221,206 shares, sole dispositive power as to all of the 407,009 shares, and shared voting and dispositive power as to none of the 407,009 shares covered by the report.

(4) As reported by Barclays Global Investors, NA., Barclays Global Fund Advisors, Barclays Global Investors, Ltd., Barclays Global Investors Japan Trust and Banking Company Limited and Barclays Global Investors Japan Limited on a Schedule 13G filed on January 23, 2007 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. With respect to the 400,532 shares listed, Barclays Global Investors, NA., reported sole voting power as to 271,864 shares, sole dispositive power as to 308,626 shares and shared voting and dispositive powers as to none of such shares, and Barclays Global Fund Advisors reported sole voting and dispositive powers as to 91,906 shares, and shared voting and dispositive powers as to none of such shares.

(5) As reported by Wellington Management Company, LLP ("WMC") on a Schedule 13G amendment filed on February 14, 2007 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. WMC reported sole voting and dispositive powers as to none of the 374,430 shares, shared voting power as to 210,700 shares, and shared dispositive power as to all of the 374,430 shares covered by the report.

(6) Includes 142,500 shares underlying stock options which were exercisable as of March 5, 2007, 163,782 shares held in Mr. Haligowski’s SERP account in the rabbi trust established by the Company and 29,172 held in Mr. Haligowski’s deferred compensation plan account in the rabbi trust.

The following table sets forth, as of March 5, 2007, certain information as to the shares of common stock beneficially owned by the directors and named executive officers and by all directors and executive officers of ITLA Capital as a group.

Beneficial Owner	Shares Beneficially Owned (1)(2)(3)	Percent of Class
George W. Haligowski	335,454	5.92%
Timothy M. Doyle	106,701	1.90
Norval L. Bruce	61,195	1.10
Lyle C. Lodwick	50,782	0.91
Phillip E. Lombardi	32,805	0.59
Sandor X. Mayuga	12,300	0.22
Preston Martin	11,166	0.20
Robert R. Reed	7,800	0.14
Jeffrey L. Lipscomb	7,100	0.13
Hirotaka Oribe	6,700	0.12
All Directors and Executive Officers as a Group (10 Persons)	632,003	10.75
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

(2)
Includes shares underlying exercisable options and options exercisable within 60 days of March 5, 2007 as follows: Chairman Haligowski - 142,500 shares; Director Lipscomb - 6,500 shares; Director Mayuga - 6,500 shares; Director Oribe - 6,500 shares; Director Reed - 6,500 shares; Director Martin - 9,000 shares; Vice Chairman Bruce - 23,000 shares; Timothy M. Doyle - 75,000 shares; Lyle C. Lodwick - 47,500 shares; Phillip E. Lombardi - 30,000 shares; and all directors and executive officers as a group - 353,000 shares.

(3)
Includes vested SERP account shares held in the rabbi trust established by the Company, as follows: Chairman Haligowski -163,782 shares; Vice Chairman Bruce - 37,995 shares; Timothy M. Doyle - 31,701 shares; Lyle C. Lodwick - 3,282 shares; Phillip E. Lombardi - 2,805 shares and all directors and executive officers as a group - 239,565. Also includes 29,172 shares held for Mr. Haligowski in his deferred compensation plan account in the rabbi trust.

The following table sets forth information as of December 31, 2006 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information

Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants And Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column) (1)
Equity compensation plans approved by stockholders	545,984	$35.73	264,344
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	545,984	$35.73	264,344
____________

(1)
This amount includes 125,000 shares issuable under our 1996 Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors, described under “Item 11. Executive Compensation — Directors Compensation.” Under the Company’s 2005 Re-Designated, Amended and Restated Employee Stock Incentive Plan, up to 65,422 of the 130,844 shares remaining available for issuance under that plan as of December 31, 2006 could be issued to plan participants pursuant to awards of restricted stock, restricted stock units, performance shares and/or performance units.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions. Our Code of Business Conduct and Ethics provides that all related party transactions (defined as transactions requiring disclosure under Item 404 of Securities and Exchange Commission Regulation S-K) must be approved reviewed and approved by a majority of our disinterested independent directors.

During the year, we also the services of Keesal, Young & Logan. Director Mayuga is a partner in that law firm. During 2006, this law firm received $16,000 in legal fees from ITLA Capital and the Bank.

Director Independence. Pursuant to the NYSE’s listing standards, we are required to have a majority of independent directors, and no director qualifies as independent unless our Board of Directors has affirmatively determined that the director has no material relationship with the Company. As permitted by the NYSE’s listing standards, our Board of Directors has adopted categorical standards to assist it in making determinations of independence. These standards are contained in Section 1 of our Corporate Governance Guidelines, which are posted on our website at www.itlacapital.com, under “Investor Relations” and then under “Governance.” Our Board has determined that Directors Lipscomb, Martin, Mayuga, Oribe and Reed have no material relationships with us, and therefore are independent directors of the Company. This determination was based upon the fact that other than Director Mayuga, none of these directors has any relationship with the Company other than as a director and member of committees of the Board. In making its determination that Director Mayuga is independent, the Board considered the relationship disclosed above under “-Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

During the fiscal years ended December 31, 2006 and 2005, Ernst & Young LLP provided various audit, audit related and non-audit services to the Company. Set forth below are the aggregate fees billed for these services:

(a)
Audit Fees: Aggregate fees billed for professional services rendered for the audits of the Company’s annual financial statements and internal controls over financial reporting, and reviews of financial statements included in the Company’s Quarterly Reports on Form 10-Q for those fiscal years: $332,000 - 2006; $306,000 - 2005.

(b)
Audit Related Fees: Aggregate fees billed for professional services rendered related to audits of employee benefit plans, consultation related to the implementation of the Sarbanes-Oxley Act, and consultation on accounting matters: $20,000 - 2006; $34,000 - 2005.

(c)	Tax Fees: Aggregate fees billed for professional services rendered related to tax compliance, tax advice and tax return preparation: $95,000- 2006; $165,000 - 2005.

(d)
All other fees: Aggregate fees billed for professional services rendered in connection with the review and consultation on various issues relating to employment and other benefit related contracts: $22,000 - 2006; None - 2005.

The audit committee preapproves all audit and permissible non-audit services to be provided by Ernst & Young LLP and the estimated fees for these services. None of the services provided by Ernst & Young LLP described in items (a) - (d) above was approved by the audit committee pursuant to a waiver of the pre-approved requirements of the SEC’s rules and regulations.

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

ITLA CAPITAL CORPORATION

Date: March 16, 2007	By:	/s/ George W. Haligowski
George W. Haligowski
Chairman of the Board, President
and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George W. Haligowski	Chairman of the Board, President and	March 16, 2007
George W. Haligowski	Chief Executive Officer
(Principal Executive Officer)

/s/ Timothy M. Doyle	Executive Managing Director and	March 16, 2007
Timothy M. Doyle	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Norval L. Bruce	Director	March 16, 2007
Norval L. Bruce

/s/ Jeffrey L. Lipscomb	Director	March 16, 2007
Jeffrey L. Lipscomb

/s/ Sandor X. Mayuga	Director	March 16, 2007
Sandor X. Mayuga

/s/ Robert R. Reed	Director	March 16, 2007
Robert R. Reed

/s/ Hirotaka Oribe	Director	March 16, 2007
Hirotaka Oribe

/s/ Preston Martin	Director	March 16, 2007
Preston Martin

EXHIBIT INDEX
Regulation S-K Exhibit Number	Document	Reference to Prior Filling or Exhibit Number Attached Hereto

3.1	Certificate of Incorporation	**
3.2	Bylaws, as amended	***
4	Instruments Defining the Rights of Security Holders, Including Indentures	**********
10.1	2005 Re-Designated, Amended and Restated Stock Option Plan For Nonemployee Directors (“NEDP”)	*****
10.2	2005 Re-Designated, Amended and Restated Employee Stock Incentive Plan (“ESIP”)	********
10.3a	Nonqualified (Non-Employer Securities) Deferred Compensation Plan	********
10.3b	Nonqualified (Employer Securities Only) Deferred Compensation Plan	********
10.4	Supplemental Salary Savings Plan	*
10.5a	Amended and Restated Employment Agreement with George W. Haligowski	********
10.5b	Non-Competition and Non-Solicitation Agreement with George W. Haligowski	********
10.6 10.7 10.8 10.9
Change in Control Severance Agreement with Norval L. Bruce
Change in Control Severance Agreement with Timothy M. Doyle
Change in Control Severance Agreement with Lyle C. Lodwick
Change in Control Severance Agreement with Phillip E. Lombardi
******** ******** ******** 10.9
10.10	Recognition and Retention Plan	**
10.11	Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors	****
10.12	Amended and Restated Supplemental Executive Retirement Plan	********
10.13	Amended and Restated ITLA Capital Corporation Rabbi Trust Agreement	*********
10.14	Amended and Restated Salary Continuation Plan	********
10.15	Form of Incentive Stock Option Agreement under ESIP	******
10.16 10.17	Form of Non-Qualified Stock Option Agreement under the ESIP Form of Non-Qualified Stock Option Agreement under the NEDP	****** *******
10.18	Description of Named Executive Officer Salary, Bonus and Perquisite Arrangements for 2007	10.18
10.19	Description of Director Fee Arrangements	10.19
11	Statement Regarding Computation of Per Share Earnings	Not Required
13	Annual Report to Security Holders	None
18	Letter Regarding Change in Accounting Principles	None
21	Subsidiaries of the Registrant	21
22	Published Report Regarding Matters Submitted to Vote of Security Holders	None
23.1	Consent of Ernst & Young LLP	23.1
24	Power of Attorney	None
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	32

*	Filed as an exhibit to Imperial’s Registration Statement on Form S-1 (File No. 33-96518) filed with the Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.
* *	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on May 10, 1996, pursuant to Section 5 of the Securities Act of 1933.
* * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2000 (File No. 0-26960).
* * * *	Filed as an exhibit to Amendment No. Two to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on June 19, 1996.
* * * * *	Filed as an appendix to the Company’s definitive proxy materials filed on June 27, 2005.
* * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 9, 2005.
* * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 4, 2005.
* * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 24, 2006.
* * * * * * * * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2006.
* * * * * * * * * *	The Company hereby agrees to furnish the SEC, upon request, copies of the instruments defining the rights of the holders of each issue of the Company's long-term debt.