Form 10-Q
period 2007-03-31
ITLA CAPITAL CORP
filed 2007-05-10
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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
Number of shares of common stock of the registrant: 5,495,876 outstanding as of May 3, 2007.

ITLA CAPITAL CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2007

Exhibit 31.1
Exhibit 31.2
Exhibit 32

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

PART I - FINANCIAL INFORMATION

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	December 31,
	(unaudited)	2006
	(in thousands, except share data)
Assets
Cash and cash equivalents	$28,304	$30,448
Investment securities available-for-sale, at fair value	120,000	99,527
Investment securities held-to-maturity, at amortized cost	184,882	193,512
Stock in Federal Home Loan Bank	49,701	48,984
Loans, net (net of allowance for loan losses of $47,179 and $46,049 as of March 31, 2007 and December 31, 2006, respectively)	3,006,829	2,973,368
Interest receivable	20,982	20,753
Other real estate owned, net	6,640	6,729
Premises and equipment, net	8,446	7,851
Deferred income taxes	11,272	11,513
Goodwill	3,118	3,118
Other assets	21,327	19,707
Total assets	$3,461,501	$3,415,510

Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$2,109,060	$2,059,405
Federal Home Loan Bank advances and other borrowings	1,001,503	1,010,000
Accounts payable and other liabilities	37,488	38,168
Junior subordinated debentures	86,600	86,600
Total liabilities	3,234,651	3,194,173

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 9,069,172 and 9,065,672 issued as of March 31, 2007 and December 31, 2006, respectively	82,300	82,073
Retained earnings	249,672	243,823
Accumulated other comprehensive income, net	401	35
	332,373	325,931
Less treasury stock, at cost 3,820,644 and 3,803,969 shares as of March 31, 2007 and December 31, 2006, respectively	(105,523)	(104,594)

Total shareholders' equity	226,850	221,337

Total liabilities and shareholders' equity	$3,461,501	$3,415,510

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,

	2007	2006
	(in thousands, except per share data)
Interest income:
Loans, including fees	$58,763	$47,137
Cash and investment securities	4,569	4,291

Total interest income	63,332	51,428

Interest expense:
Deposit accounts	26,588	17,198
Federal Home Loan Bank advances and other borrowings	10,677	9,362
Junior subordinated debentures	2,078	1,958

Total interest expense	39,343	28,518

Net interest income before provision for loan losses	23,989	22,910

Provision for loan losses	750	750

Net interest income after provision for loan losses	23,239	22,160

Non-interest income:
Late and collection fees	303	223
Other	413	494

Total non-interest income	716	717

Non-interest expense:
Compensation and benefits	6,182	6,020
Occupancy and equipment	1,943	1,806
Other	4,296	4,211

Total general and administrative	12,421	12,037

Real estate owned expense, net	163	106

Total non-interest expense	12,584	12,143

Income before provision for income taxes	11,371	10,734
Provision for income taxes	4,634	4,402

NET INCOME	$6,737	$6,332

Basic earnings per share	$1.22	$1.13

Diluted earnings per share	$1.19	$1.10

Dividends declared per share of common stock	$0.16	$0.15

See accompanying notes to the unaudited consolidated financial statements.

ITLA CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$6,737	$6,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	742	657
Amortization of premium on purchased loans	1,311	975
Accretion of deferred loan origination fees, net of costs	(1,214)	(851)
Provision for loan losses	750	750
Other, net	(801)	(448)
Increase in interest receivable	(229)	(723)
Increase in other assets	(1,620)	(500)
Decrease in accounts payable and other liabilities	(1,529)	(2,909)

Net cash provided by operating activities	4,147	3,283

Cash Flows From Investing Activities:
Purchases of investment securities available-for-sale	(32,371)	(11,095)
Proceeds from maturity and calls of investment securities available-for-sale	12,702	9,783
Proceeds from the maturity and redemption of investment securities held-to-maturity	8,625	10,870
Purchase of stock in Federal Home Loan Bank	—	(991)
Purchase of loans	(17,664)	(103,558)
Other (increases) decreases in loans, net	(16,644)	8,549
Cash paid for capital expenditures	(1,337)	(1,193)

Net cash used in investing activities	(46,689)	(87,635)

Cash Flows From Financing Activities:
Proceeds and excess tax benefits from exercise of employee stock options	169	150
Cash paid to acquire treasury stock	(929)	(6,208)
Increase in deposit accounts	49,655	74,099
Net repayments of short-term borrowings	(70,498)	(37,226)
Proceeds from long-term borrowings	100,000	89,869
Repayments of long-term borrowings	(37,999)	(20,650)

Net cash provided by financing activities	40,398	100,034

Net (decrease) increase in cash and cash equivalents	(2,144)	15,682
Cash and cash equivalents at beginning of period	30,448	93,747

Cash and cash equivalents at end of period	$28,304	$109,429

Supplemental Cash Flow Information:
Cash paid during the period for interest	$39,878	$32,041
Cash paid during the period for income taxes	$837	$2,156
Non-Cash Investing and Financing Transactions:
Loans transferred to other real estate owned	$—	$2,280
Cash dividends declared but not yet paid	$849	$832

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

All intercompany transactions and balances have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain amounts in prior periods have been reclassified to conform to the presentation in the current periods. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations for the remainder of the year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

NOTE 2 - ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, which requires the recognition of the expense related to the fair value of stock-based compensation awards within the consolidated statement of income. The Company elected the modified prospective transition method as permitted by SFAS No. 123(R), and accordingly, results from prior periods were not restated. Under this transition method, stock-based compensation expense for the three months ended March 31, 2007 and 2006 includes compensation expense for all unvested stock-based compensation awards. Compensation expense for unvested stock-based compensation awards granted prior to January 1, 2006 are based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Total stock-based compensation expense included in our consolidated statements of income for the three months ended March 31, 2007 and 2006 was approximately $19,000 ($12,000, net of tax or $0.00 per diluted share) and $68,000 ($41,000, net of tax or $0.01 per diluted share), respectively. Unrecognized stock-based compensation expense related to unvested stock options was approximately $402,000 and $182,000, respectively, at March 31, 2007 and 2006. The weighted-average period over which the unrecognized expense was expected to be recognized was 2.8 years and 0.7 years at March 31, 2007 and 2006, respectively.

Prior to the adoption of SFAS No. 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. Upon adoption of SFAS No. 123(R), the presentation of our statement of cash flows has changed from prior periods to report the excess tax benefits from the exercise of stock options as financing cash flows. For the three months ended March 31, 2007 and 2006, $24,000 and $29,000, respectively, of excess tax benefits were reported as financing cash flows.

The fair value of each option grant was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for option grants:

	Weighted-Average Assumptions for Option Grants
	2007	2006 (1)

Dividend Yield	1.18%	—
Expected Volatility	23.83%	—
Risk-Free Interest Rates	4.72%	—
Expected Lives	Five Years	—
Weighted-Average Fair Value	$14.49	—

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

The following is a reconciliation of the calculation of Basic EPS and Diluted EPS:

	Net Income	Weighted- Average Shares Outstanding	Per Share Amount
	(in thousands, except per share data)
For the Three Months Ended March 31,
2007
Basic EPS	$6,737	5,528	$1.22
Effect of dilutive stock options	—	154	(0.03)
Diluted EPS	$6,737	5,682	$1.19

2006
Basic EPS	$6,332	5,625	$1.13
Effect of dilutive stock options	—	139	(0.03)
Diluted EPS	$6,332	5,764	$1.10

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income, which encompasses net income and the net change in unrealized gains (losses) on investment securities available-for-sale, is presented below:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Net Income	$6,737	$6,332
Other comprehensive income:
Change in net unrealized gain on investment securities available-for-sale, net of tax expense of $242 and $4 for the three months ended March 31, 2007 and 2006, respectively.	366	6

Comprehensive Income	$7,103	$6,338

NOTE 5 - IMPAIRED LOANS RECEIVABLE

As of March 31, 2007 and December 31, 2006, the recorded investment in impaired loans was $35.5 million and $35.5 million, respectively. The average recorded investment in impaired loans was $37.9 million and $32.4 million, respectively, for the three months ended March 31, 2007 and 2006. Interest income recognized on impaired loans totaled $193,000 and $111,000 respectively, for the three months ended March 31, 2007 and 2006.

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

At March 31, 2007 and December 31, 2006, key economic assumptions and the sensitivity of the current fair value of the residual interest based on projected cash flows to immediate adverse changes in those assumptions are as follows:

	March 31, 2007	December 31, 2006
	(dollars in thousands)

Fair value of retained interest	$1,718	$2,039
Weighted average remaining life (in years) - securities	0.55	0.55
Weighted average remaining life (in years) - residual interest	2.76	2.74
Weighted average annual prepayment speed	40.0%	40.0%
Impact of 10% adverse change	$(3)	$(6)
Impact of 25% adverse change	$(5)	$(10)
Weighted average annual discount rate	13.0%	13.0%
Impact of 10% adverse change	$(52)	$(65)
Impact of 25% adverse change	$(130)	$(156)
Weighted average lifetime credit losses	20.2%	20.2%
Impact of 10% adverse change	$(77)	$(86)
Impact of 25% adverse change	$(195)	$(224)

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

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”— an amendment of SFAS Nos. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company adopted this statement on January 1, 2007. Adoption of SFAS No. 155 did not have a material impact on the Company’s financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. The Company adopted this statement on January 1, 2007. Adoption of SFAS No. 156 did not have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008. Management does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s financial condition or results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements. The Company adopted FIN 48 on January 1, 2007. Adoption of FIN 48 did not have a material impact on the Company’s financial condition or results of operations.

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

	Lending
	Operations	All Other	Consolidated
	(in thousands)
For the three months ended March 31,
2007
Revenues from external customers	$63,698	$350	$64,048
Total interest income	63,067	265	63,332
Total interest expense	37,265	2,078	39,343
Net income	8,567	(1,830)	6,737

2006
Revenues from external customers	$51,928	$217	$52,145
Total interest income	51,262	166	51,428
Total interest expense	26,560	1,958	28,518
Net income	7,798	(1,466)	6,332

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to identify the major factors that affected our financial condition and results of operations as of and for the three months ended March 31, 2007.

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

For additional information regarding critical accounting policies, refer to Note 1 - “Organization and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements and the sections captioned “Application of Critical Accounting Policies and Accounting Estimates” and “Allowance for Loan Losses and Nonperforming Assets” in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2006. There have been no significant changes in the Company's application of accounting policies since December 31, 2006.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Executive Summary

Consolidated net income and diluted EPS were $6.7 million and $1.19, respectively, for the three months ended March 31, 2007, compared to $6.3 million and $1.10, respectively, for the same period last year.

Net interest income before provision for loan losses increased to $24.0 million for the quarter ended March 31, 2007 compared to $22.9 million for the same period last year. The increase was primarily caused by additional interest income earned due to the growth in the average balance of our loan portfolio and variable rate loans repricing to higher current market interest rates, partially offset by additional interest expense incurred due to the growth in the average balance of interest bearing liabilities, deposits and other interest bearing liabilities repricing to higher current market interest rates, and the addition of new borrowings at higher current market interest rates.

The return on average assets was 0.80% for the three months ended March 31, 2007, compared to 0.86% for the same period last year. The return on average shareholders’ equity was 12.20% for the three months ended March 31, 2007, compared to 12.52% for the same period last year.

Loan originations were $339.4 million for the quarter ended March 31, 2007, compared to $197.2 million for the same period last year. During the current quarter, the Bank originated $237.2 million of commercial real estate loans, $74.0 million of small balance multi-family real estate loans, and $28.2 million of entertainment finance loans. Loan originations for the same period last year consisted of $120.6 million of commercial real estate loans, $66.0 million of small balance multi-family real estate loans, and $10.6 million of entertainment finance loans. In addition, the Bank’s wholesale loan operations acquired $17.7 million and $103.6 million of commercial and multi-family real estate loans during the quarters ended March 31, 2007 and 2006, respectively.

Net Interest Income and Margin

The following table presents for the three months ended March 31, 2007 and 2006, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities. Average balances are computed using daily average balances. Nonaccrual loans are included in loans receivable.

	For the Three Months Ended March 31,
	2007			2006
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Cash and investment securities	$373,205	$4,569	4.97%	$407,871	$4,291	4.27%
Loans receivable:
Total loans	3,004,189	58,763	7.93%	2,546,029	47,137	7.51%

Total interest earning assets	3,377,394	$63,332	7.60%	2,953,900	$51,428	7.06%
Non-interest earning assets	74,905			65,495
Allowance for loan losses	(46,579)			(44,684)
Total assets	$3,405,720			$2,974,711

Liabilities and Shareholders’ Equity
Interest bearing deposit accounts:
Interest bearing demand	$24,400	$188	3.12%	$36,146	$247	2.77%
Money market and passbook	222,793	2,718	4.95%	200,345	1,912	3.87%
Time certificates	1,821,519	23,682	5.27%	1,465,748	15,039	4.16%
Total interest bearing deposit accounts	2,068,712	26,588	5.21%	1,702,239	17,198	4.10%
FHLB advances and other borrowings	977,608	10,677	4.43%	934,677	9,362	4.06%
Junior subordinated debentures	86,600	2,078	9.73%	86,600	1,958	9.17%
Total interest bearing liabilities	3,132,920	$39,343	5.09%	2,723,516	$28,518	4.25%
Non-interest bearing demand accounts	11,641			14,508
Other non-interest bearing liabilities	37,212			31,607
Shareholders’ equity	223,947			205,080
Total liabilities and shareholders’ equity	$3,405,720			$2,974,711
Net interest spread (1)			2.51%			2.81%

Net interest income before provision for loan losses		$23,989			$22,910
Net interest margin (2)			2.88%			3.15%

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

	For the Three Months Ended March 31, 2007 and 2006
	Increase (Decrease) Due to:
	Rate	Volume	Total
	(in thousands)
Interest and fees earned from:
Cash and investment securities	$664	$(386)	$278
Loans	2,757	8,869	11,626

Total increase in interest income	3,421	8,483	11,904

Interest paid on:
Deposit accounts	5,231	4,159	9,390
FHLB advances and other borrowings	874	441	1,315
Junior subordinated debentures	120	—	120

Total increase in interest expense	6,225	4,600	10,825

(Decrease) increase in net interest income	$(2,804)	$3,883	$1,079

Total interest income increased $11.9 million to $63.3 million for the current quarter as compared to $51.4 million for the same period last year. The increase in interest income was primarily attributable to a $458.2 million increase in the average balance of total loans receivable and a 42 basis point increase in the average yield earned on total loans receivable.

The average balance of cash and investment securities decreased to $373.2 million in the first quarter of 2007 compared to $407.9 million during the same period last year. The decrease in average cash and investment securities was primarily due to a decline in cash and cash equivalents, as well as a decrease in the average balance of investment securities held-to-maturity, partially offset by an increase in investment securities available-for-sale. The average yield earned on cash and investments increased to 4.97% during the current quarter as compared to 4.27% for the same period last year. The increase primarily related to an increase in market interest rates earned on current investments.

The average aggregate balance of our loan portfolio was $3.0 billion and $2.5 billion for the three months ended March 31, 2007 and 2006, respectively. Commercial real estate and construction loans had an average aggregate balance of $917.9 million during the quarter ended March 31, 2007 compared to $803.6 million during the same period last year. Multi-family real estate loans had an average aggregate balance of $2.0 billion during the quarter ended March 31, 2007 compared to $1.6 billion during the same period last year. Single-family residential loans had an average aggregate balance of $37.6 million during the quarter ended March 31, 2007 compared to $97.2 million during the same period last year. The average aggregate balance of entertainment finance loans was $73.6 million and $59.6 million during the quarters ended March 31, 2007 and 2006, respectively.

The average yield earned on total loans increased to 7.93% during the quarter ended March 31, 2007 as compared to 7.51% during the same period last year. The increase in yield was primarily due to adjustable rate loans repricing to higher current interest rates. A significant portion of our loan portfolio is comprised of adjustable rate loans indexed to either six month LIBOR or the Prime Rate, most with interest rate floors and caps below and above which the loan’s contractual interest rate may not adjust. Approximately 47.5% of our loan portfolio was adjustable at March 31, 2007, and approximately 49.3% of the loan portfolio was comprised of hybrid loans, which after an initial fixed rate period of three or five years, will convert to an adjustable interest rate for the remaining term of the loan. As of March 31, 2007, our hybrid loans had a weighted average of 2.9 years remaining until conversion to an adjustable rate loan. Our adjustable rate loans generally reprice on a quarterly or semi-annual basis with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan. At March 31, 2007, approximately $2.7 billion, or 88.4%, of our adjustable and hybrid loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates. At March 31, 2007, the weighted average floor interest rate of these loans was 6.92%. At that date, approximately $99.7 million, or 3.3%, of these loans were at their floors at the end of the quarter. At March 31, 2007, 51.8% of the adjustable rate loans outstanding had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on our adjustable rate loan portfolio was 11.48% at that date.

Total interest expense increased by $10.8 million to $39.3 million during the current quarter, compared to $28.5 million for the same period last year. The increase in interest expense was primarily attributable to an increase of $409.4 million in the average balance of interest bearing liabilities, which was caused by the increase in deposits and FHLB advances and other borrowings, and an 84 basis point increase in the rate paid on interest bearing liabilities, which was primarily caused by deposits and other interest bearing liabilities repricing to higher current market interest rates, as well as the addition of new borrowings and deposits at higher current market interest rates.

Our average cost of funds increased to 5.09% during the three months ended March 31, 2007, compared to 4.25% for the same period last year. As discussed above, the increase in the average funding costs was primarily due to deposits and other interest bearing liabilities repricing to higher current market interest rates, and the addition of new borrowings and deposits at higher current market interest rates. The average rate paid on deposit accounts was 5.21% during the three months ended March 31, 2007 as compared to 4.10% for the same period last year. The average balance of deposit accounts increased $366.5 million to $2.1 billion for the three months ended March 31, 2007 as compared to $1.7 billion for the same period last year. The average rate paid on FHLB advances and other borrowings was 4.43% during the three months ended March 31, 2007 compared to 4.06% for the same period last year. FHLB advances and other borrowings averaged $977.6 million during the current quarter, compared to $934.7 million for the same period last year.

Net interest margin decreased to 2.88% for the three months ended March 31, 2007 as compared to 3.15% for the same period last year. This decrease was caused by a 30 basis point decline in our net interest spread and a $423.5 million increase in our average interest earning assets.

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

Management believes that our allowance for loan losses as of March 31, 2007 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The consolidated provision for loan losses was $750,000 for each of the quarters ended March 31, 2007 and 2006, respectively. The provision for loan losses was recorded based on an analysis of the factors referred to above. The allowance for loan losses as a percentage of our total loans was 1.54% and 1.53% at March 31, 2007 and December 31, 2006, respectively. During the quarters ended March 31, 2007 and 2006, we had net loan recoveries of $380,000 and $885,000, respectively. See also - “Financial Condition - Credit Risk”.

Non-Interest Income

Non-interest income remained relatively stable at $716,000 during the quarter ended March 31, 2007 as compared to $717,000 for the same period last year. Non-interest income primarily consists of late fees and other miscellaneous fees earned on customer accounts.

Non-Interest Expense

Non-interest expense totaled $12.4 million for the current quarter, compared to $12.0 million for the same period last year. Our efficiency ratio (defined as general and administrative expenses as a percentage of net revenue) improved to 50.3% for the quarter ended March 31, 2007, as compared to 50.9% for the same period last year.

FINANCIAL CONDITION

Total assets increased to $3.5 billion at March 31, 2007 as compared to $3.4 billion at December 31, 2006. The increase in total assets was primarily due to a $34.6 million increase in our loan portfolio and a $20.5 million increase in investment securities available-for-sale, partially offset by an $8.6 million decline in investment securities held-to-maturity and a $2.1 million decrease in cash and cash equivalents. At March 31, 2007, gross loans totaled $3.1 billion, including approximately $2.9 billion of real estate loans, $65.6 million of entertainment finance loans, and $14.2 million of other loans. Total deposit accounts remained stable at $2.1 billion at March 31, 2007 and December 31, 2006, respectively. Management believes that a significant portion of time deposits will remain with us upon maturity based on our historical experience regarding retention of deposits. FHLB advances and other borrowings were $1.0 billion at March 31, 2007 and December 31, 2006, respectively.

CREDIT RISK

Nonperforming Assets, Other Loans of Concern and Allowance for Loan Losses

The following table sets forth our nonperforming assets by category and troubled debt restructurings as of the dates indicated.

	March 31, 2007	December 31, 2006
	(dollars in thousands)
Nonaccrual loans:
Real estate	$18,718	$14,091
Franchise	—	4,549
Entertainment finance	7,609	7,614
Total nonaccrual loans	26,327	26,254
Other real estate owned, net	6,640	6,729
Total nonperforming assets	32,967	32,983
Performing troubled debt restructurings	7,959	7,994
Total nonperforming assets and performing troubled debt restructurings	$40,926	$40,977

Nonaccrual loans to total loans	0.87%	0.88%
Allowance for loan losses to nonaccrual loans	179.20%	175.40%
Nonperforming assets to total assets	0.95%	0.97%

As of March 31, 2007and December 31, 2006, other loans of concern totaled $74.4 million and $67.0 million, respectively. Other loans of concern, which includes performing troubled debt restructurings, consist of loans with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category. The increase in other loans of concern for the three months ended March 31, 2007 was primarily due to $21.3 million of new other loans of concern, partially offset by $7.9 million of loan repayments and $6.0 million of loans being transferred to nonperforming assets.

The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

	For the Three Months Ended March 31, 2007	For the Year Ended December 31, 2006	For the Three Months Ended March 31, 2006
	(dollars in thousands)

Balance at beginning of period	$46,049	$43,817	$43,817
Provision for loan losses	750	5,000	750
Charge-offs	(39)	(4,134)	—
Recoveries	419	1,366	885
Net recoveries (charge-offs)	380	(2,768)	885

Balance at end of period	$47,179	$46,049	$45,452

Allowance for loan losses as a percentage of loans, net	1.54%	1.53%	1.71%

Liquidity

Liquidity refers to our ability to maintain cash flows adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans. We maintain a cash and investment securities portfolio designed to satisfy operating liquidity requirements while preserving capital and maximizing yield. As of March 31, 2007, we held $28.3 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $120.0 million of investment securities classified as available-for-sale.

Short-term fixed income investments classified as cash equivalents consisted of interest bearing deposits at financial institutions, overnight repurchase agreement investments, government money market funds and short-term government agency securities, while investment securities available-for-sale consisted primarily of fixed income instruments, which were rated “AAA”, or equivalent by nationally recognized rating agencies. In addition, our liquidity position is supported by a credit facility with the Federal Home Loan Bank of San Francisco. As of March 31, 2007, we had remaining available borrowing capacity under this credit facility of $417.5 million, net of the $14.3 million of additional Federal Home Loan Bank stock that we would be required to purchase to support those additional borrowings. We also had available $89.0 million of uncommitted, unsecured lines of credit with four unaffiliated financial institutions, and a $25.0 million revolving credit facility with an unaffiliated financial institution.

Capital Resources

The Company, the Bank’s holding company, had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at March 31, 2007 of 8.8%, 10.1% and 11.7%, respectively, which represents $127.7 million, $121.5 million and $50.5 million, respectively, of capital in excess of the amount required to be “well capitalized.” These ratios were 9.0%, 10.2% and 11.9% as of December 31, 2006, respectively.

The Bank had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at March 31, 2007 of 8.6%, 10.0% and 11.3%, respectively, which represents $123.4 million, $117.3 million and $37.1 million, respectively, of capital in excess of the amount required to be “well capitalized” for regulatory purposes. These ratios were 9.1%, 10.3% and 11.5% as of December 31, 2006, respectively.

At March 31, 2007, shareholders' equity totaled $226.9 million, or 6.6% of total assets. Our book value per share of common stock was $43.22 as of March 31, 2007, as compared to $42.07 as of December 31, 2006, and $38.68 as of March 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in our annual report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of March 31, 2007 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting: During the quarter ended March 31, 2007, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our common stock for the fiscal quarter ended March 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2007 to January 31, 2007	11,500	$55.84	11,500	286,461
February 1, 2007 to February 28, 2007	—	—	—	286,461
March 1, 2007 to March 31, 2007	4,475	54.92	4,475	281,986
Total	15,975	$55.58	15,975	281,986

(1) The repurchases during the three months ended March 31, 2007 were made under the eleventh extension of our stock repurchase program, which was announced on October 18, 2005. On March 14, 2006, the twelfth extension to the stock repurchase program was announced. The extensions authorized the repurchase of an additional 5% of the outstanding shares as of their respective authorization dates. At March 31, 2007, 281,986 shares remained available for repurchase under the eleventh and twelfth extensions.

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

ITLA CAPITAL CORPORATION

Date: May 10, 2007	/s/ George W. Haligowski
George W. Haligowski
Chairman of the Board, President and
Chief Executive Officer

Date: May 10, 2007	/s/ Timothy M. Doyle
Timothy M. Doyle
Executive Managing Director and
Chief Financial Officer

EXHIBIT INDEX
Regulation S-K Exhibit Number	Document	Reference to Prior Filling or Exhibit Number Attached Hereto

3.1	Certificate of Incorporation	**
3.2	Bylaws, as amended	***
4	Instruments Defining the Rights of Security Holders, Including Indentures	**********
10.1	2005 Re-Designated, Amended and Restated Stock Option Plan For Nonemployee Directors (“NEDP”)	*****
10.2	2005 Re-Designated, Amended and Restated Employee Stock Incentive Plan (“ESIP”)	********
10.3a	Nonqualified (Non-Employer Securities) Deferred Compensation Plan	********
10.3b	Nonqualified (Employer Securities Only) Deferred Compensation Plan	********
10.4	Supplemental Salary Savings Plan	*
10.5a	Amended and Restated Employment Agreement with George W. Haligowski	********
10.5b	Non-Competition and Non-Solicitation Agreement with George W. Haligowski	********
10.6	Change in Control Severance Agreement with Norval L. Bruce	********
10.7	Change in Control Severance Agreement with Timothy M. Doyle	********
10.8	Change in Control Severance Agreement with Lyle C. Lodwick	********
10.9	Change in Control Severance Agreement with Phillip E. Lombardi	***********
10.10	Recognition and Retention Plan	**
10.11	Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors	****
10.12	Amended and Restated Supplemental Executive Retirement Plan	********
10.13	Amended and Restated ITLA Capital Corporation Rabbi Trust Agreement	*********
10.14	Amended and Restated Salary Continuation Plan	********
10.15	Form of Incentive Stock Option Agreement under ESIP	******
10.16	Form of Non-Qualified Stock Option Agreement under the ESIP	******
10.17	Form of Non-Qualified Stock Option Agreement under the NEDP	*******
10.18	Description of Named Executive Officer Salary, Bonus and Perquisite Arrangements for 2007	***********
10.19	Description of Director Fee Arrangements	***********
11	Statement Regarding Computation of Per Share Earnings	Not Required
13	Annual Report to Security Holders	None
18	Letter Regarding Change in Accounting Principles	None
21	Subsidiaries of the Registrant	Not Required
22	Published Report Regarding Matters Submitted to Vote of Security Holders	None
23.1	Consent of Ernst & Young LLP	Not Required
24	Power of Attorney	None
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	32

*	Filed as an exhibit to Imperial’s Registration Statement on Form S-1 (File No. 33-96518) filed with the Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.
* *	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on May 10, 1996, pursuant to Section 5 of the Securities Act of 1933.
* * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2000 (File No. 0-26960).
* * * *	Filed as an exhibit to Amendment No. Two to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on June 19, 1996.
* * * * *	Filed as an appendix to the Company’s definitive proxy materials filed on June 27, 2005.
* * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 9, 2005.
* * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 4, 2005.
* * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 24, 2006.
* * * * * * * * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2006.
* * * * * * * * * *	The Company hereby agrees to furnish the SEC, upon request, copies of the instruments defining the rights of the holders of each issue of the Company's long-term debt.
* * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2006.