Form 10-Q
period 2007-06-30
IMPERIAL CAPITAL BANCORP, INC.
filed 2007-08-09
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____
Commission File Number 1-33199

IMPERIAL CAPITAL BANCORP, INC.
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
Number of shares of common stock of the registrant: 5,472,660 outstanding as of August 3, 2007.

IMPERIAL CAPITAL BANCORP, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

Exhibit 3.1
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

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Imperial Capital Bancorp, Inc. and its consolidated subsidiaries.

PART I– FINANCIAL INFORMATION

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	December 31,
	(unaudited)	2006
	(in thousands, except share data)
Assets
Cash and cash equivalents	$36,673	$30,448
Investment securities available-for-sale, at fair value	114,972	99,527
Investment securities held-to-maturity, at amortized cost	175,506	193,512
Stock in Federal Home Loan Bank	50,296	48,984
Loans, net (net of allowance for loan losses of $43,000 and $46,049 as of June 30, 2007 and December 31, 2006, respectively)	3,081,771	2,973,368
Interest receivable	20,530	20,753
Other real estate and other assets owned, net	17,774	6,729
Premises and equipment, net	8,839	7,851
Deferred income taxes	11,835	11,513
Goodwill	3,118	3,118
Other assets	19,350	19,707
Total assets	$3,540,664	$3,415,510

Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$2,158,427	$2,059,405
Federal Home Loan Bank advances and other borrowings	1,038,262	1,010,000
Accounts payable and other liabilities	30,016	38,168
Junior subordinated debentures	86,600	86,600
Total liabilities	3,313,305	3,194,173

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 9,137,256 and 9,065,672 issued as of June 30, 2007 and December 31, 2006, respectively	84,672	82,073
Retained earnings	254,839	243,823
Accumulated other comprehensive (loss) income, net	(434)	35
	339,077	325,931
Less treasury stock, at cost 3,940,120 and 3,803,969 shares as of June 30, 2007 and December 31, 2006, respectively	(111,718)	(104,594)

Total shareholders' equity	227,359	221,337

Total liabilities and shareholders' equity	$3,540,664	$3,415,510

See accompanying notes to the unaudited consolidated financial statements.

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2007	2006	2007	2006
	(in thousands, except per share data)
Interest income:
Loans, including fees	$58,464	$51,082	$117,227	$98,219
Cash and investment securities	4,519	4,678	9,088	8,969

Total interest income	62,983	55,760	126,315	107,188

Interest expense:
Deposit accounts	27,485	19,773	54,073	36,971
Federal Home Loan Bank advances and other borrowings	11,593	9,977	22,270	19,339
Junior subordinated debentures	2,088	2,026	4,166	3,984

Total interest expense	41,166	31,776	80,509	60,294

Net interest income before provision for loan losses	21,817	23,984	45,806	46,894

Provision for loan losses	500	1,500	1,250	2,250

Net interest income after provision for loan losses	21,317	22,484	44,556	44,644

Non-interest income:
Late and collection fees	236	261	539	484
Other	607	346	1,020	840

Total non-interest income	843	607	1,559	1,324

Non-interest expense:
Compensation and benefits	5,056	5,075	11,238	11,095
Occupancy and equipment	1,998	1,876	3,941	3,682
Other	4,849	4,882	9,145	9,093

Total general and administrative	11,903	11,833	24,324	23,870

Real estate and other assets owned expense, net	195	(177)	358	(71)

Total non-interest expense	12,098	11,656	24,682	23,799

Income before provision for income taxes	10,062	11,435	21,433	22,169
Provision for income taxes	4,024	4,689	8,658	9,091

NET INCOME	$6,038	$6,746	$12,775	$13,078

Basic earnings per share	$1.10	$1.22	$2.32	$2.34

Diluted earnings per share	$1.08	$1.18	$2.26	$2.28

Dividends declared per share of common stock	$0.16	$0.15	$0.32	$0.30

See accompanying notes to the unaudited consolidated financial statements.

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$12,775	$13,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,495	1,349
Amortization of premium on purchased loans	2,798	2,349
Accretion of deferred loan origination fees, net of costs	(1,389)	(1,728)
Provision for loan losses	1,250	2,250
Other, net	(1,657)	(998)
Decrease (increase) in interest receivable	223	(1,036)
Decrease in other assets	369	149
Decrease in accounts payable and other liabilities	(8,157)	(13,235)

Net cash provided by operating activities	7,707	2,178

Cash Flows From Investing Activities:
Purchases of investment securities available-for-sale	(59,029)	(14,863)
Proceeds from maturity and calls of investment securities available-for-sale	43,288	14,235
Purchases of investment securities held-to-maturity	—	(7,771)
Proceeds from the maturity and redemption of investment securities held-to-maturity	17,991	24,138
Purchase of stock in Federal Home Loan Bank	—	(2,800)
Purchase of loans	(47,343)	(226,436)
Other (increases) decreases in loans, net	(74,853)	112,549
Cash paid for capital expenditures	(2,483)	(1,921)

Net cash used in investing activities	(122,429)	(102,869)

Cash Flows From Financing Activities:
Proceeds and excess tax benefits from exercise of employee stock options	2,462	314
Cash paid to acquire treasury stock	(7,124)	(7,356)
Cash paid for dividends	(1,675)	(832)
Increase in deposit accounts	99,022	75,581
Net (repayments of) proceeds from short-term borrowings	(3,498)	31,795
Proceeds from long-term borrowings	100,000	89,869
Repayments of long-term borrowings	(68,240)	(38,330)

Net cash provided by financing activities	120,947	151,041

Net increase in cash and cash equivalents	6,225	50,350
Cash and cash equivalents at beginning of period	30,448	93,747

Cash and cash equivalents at end of period	$36,673	$144,097

Supplemental Cash Flow Information:
Cash paid during the period for interest	$80,597	$58,405
Cash paid during the period for income taxes	$7,337	$9,816
Non-Cash Investing and Financing Transactions:
Loans transferred to other real estate and other assets owned	$11,134	$1,747
Cash dividends declared but not yet paid	$836	$832

See accompanying notes to the unaudited consolidated financial statements.

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements of Imperial Capital Bancorp, Inc. (formerly ITLA Capital Corporation) and subsidiaries (the “Company”) included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary to present fairly the results of operations and financial position of the Company, as of the dates and for the interim periods indicated.  The unaudited consolidated financial statements include the accounts of Imperial Capital Bancorp, Inc. and its wholly-owned subsidiaries, Imperial Capital Bank (the “Bank”) and Imperial Capital Real Estate Investment Trust (“Imperial Capital REIT”).

All intercompany transactions and balances have been eliminated.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain amounts in prior periods have been reclassified to conform to the presentation in the current periods.  The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations for the remainder of the year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

NOTE 2 – ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, which requires the recognition of the expense related to the fair value of stock-based compensation awards within the consolidated statement of income.  The Company elected the modified prospective transition method as permitted by SFAS No. 123(R), and accordingly, results from prior periods were not restated.  Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2007 and 2006 includes compensation expense for stock-based compensation awards for which the requisite service was performed during the period.  Compensation expense for unvested stock-based compensation awards granted prior to January 1, 2006 are based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.  Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Total stock-based compensation expense included in our consolidated statements of income for the three and six months ended June 30, 2007 was approximately $39,000 ($23,000, net of tax or $0.00 per diluted share) and $58,000 ($35,000, net of tax or $0.01 per diluted share), respectively.  For the three and six months ended June 30, 2006, these amounts were $71,000 ($42,000, net of tax or $0.01 per diluted share) and $139,000 ($83,000, net of tax or $0.01 per diluted share), respectively.  Unrecognized stock-based compensation expense related to stock options was approximately $363,000 and $194,000, respectively, at June 30, 2007 and 2006.  The weighted-average period over which the unrecognized expense was expected to be recognized was 2.5 years and 2.9 years at June 30, 2007 and 2006, respectively.

The fair value of each option grant was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for option grants:

	Weighted-Average Assumptions for Option Grants
	2007	2006

Dividend Yield	1.18%	1.20%
Expected Volatility	23.83%	22.94%
Risk-Free Interest Rates	4.72%	5.00%
Expected Lives	Five Years	Five Years
Weighted-Average Fair Value	$14.49	$13.32

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

The following is a reconciliation of the calculation of Basic EPS and Diluted EPS:

	Net Income	Weighted- Average Shares Outstanding	Per Share Amount
	(in thousands, except per share data)
For the Three Months Ended June 30,
2007
Basic EPS	$6,038	5,489	$1.10
Effect of dilutive stock options	—	124	(0.02)
Diluted EPS	$6,038	5,613	$1.08

2006
Basic EPS	$6,746	5,550	$1.22
Effect of dilutive stock options	—	147	(0.04)
Diluted EPS	$6,746	5,697	$1.18
For the Six Months Ended June 30,
2007
Basic EPS	$12,775	5,509	$2.32
Effect of dilutive stock options	—	139	(0.06)
Diluted EPS	$12,775	5,648	$2.26

2006
Basic EPS	$13,078	5,587	$2.34
Effect of dilutive stock options	—	144	(0.06)
Diluted EPS	$13,078	5,731	$2.28

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income, which encompasses net income and the net change in unrealized gains (losses) on investment securities available-for-sale, is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)

Net Income	$6,038	$6,746	$12,775	$13,078
Other comprehensive loss:
Change in net unrealized loss on investment securities available-for-sale, net of tax benefit of $557 and $51 for the three months ended June 30, 2007 and 2006, respectively, and $313 and $48 for the six months ended June 30, 2007 and 2006, respectively.	(835)	(76)	(469)	(70)

Comprehensive Income	$5,203	$6,670	$12,306	$13,008

NOTE 5 – IMPAIRED LOANS RECEIVABLE

As of June 30, 2007 and December 31, 2006, the recorded investment in impaired loans was $33.8 million and $35.5 million, respectively.  The average recorded investment in impaired loans was $41.9 million and $39.9 million, respectively, for the three and six months ended June 30, 2007, and $25.1 million and $21.7 million, respectively, for the same periods last year. Interest income recognized on impaired loans totaled $213,000 and $406,000 respectively, for the three and six months ended June 30, 2007, as compared to $208,000 and $329,000, respectively, for the same periods last year.

NOTE 6 – NEW ACCOUNTING PRONOUNCEMENTS

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements.  The Company adopted FIN 48 on January 1, 2007.  Adoption of FIN 48 did not have a material impact on the Company’s financial condition or results of operations.

NOTE 7 – BUSINESS SEGMENT INFORMATION

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

	Lending
	Operations	All Other	Consolidated
	(in thousands)
For the three months ended June 30,
2007
Revenues from external customers	$63,260	$566	$63,826
Total interest income	62,539	444	62,983
Total interest expense	39,078	2,088	41,166
Net income	7,480	(1,442)	6,038

2006
Revenues from external customers	$56,441	$(74)	$56,367
Total interest income	55,632	128	55,760
Total interest expense	29,750	2,026	31,776
Net income	8,504	(1,758)	6,746

For the six months ended June 30,
2007
Revenues from external customers	$126,958	$916	$127,874
Total interest income	125,606	709	126,315
Total interest expense	76,343	4,166	80,509
Net income	16,047	(3,272)	12,775

2006
Revenues from external customers	$108,369	$143	$108,512
Total interest income	106,894	294	107,188
Total interest expense	56,310	3,984	60,294
Net income	16,302	(3,224)	13,078

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to identify the major factors that affected our financial condition and results of operations as of and for the three and six months ended June 30, 2007.

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

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements.  Accounting polices related to the allowance for loan losses are considered to be critical, as these policies involve considerable subjective judgment and estimation by management.  We also consider our accounting polices related to other real estate and other assets owned to be critical due to the potential significance of these activities and the estimates involved.

For additional information regarding critical accounting policies, refer to Note 1 – “Organization and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements and the sections captioned “Application of Critical Accounting Policies and Accounting Estimates” and “Allowance for Loan Losses and Nonperforming Assets” in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2006.  There have been no significant changes in the Company's application of accounting policies since December 31, 2006.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Executive Summary

Consolidated net income and diluted EPS were $6.0 million and $1.08, respectively, for the three months ended June 30, 2007, compared to $6.7 million and $1.18, respectively, for the same period last year.

Net interest income before provision for loan losses decreased to $21.8 million for the quarter ended June 30, 2007 compared to $24.0 million for the same period last year.  This decrease was primarily due to the decline in our net interest rate spread, as higher yielding loans have continued to pay-off and are being replaced by our current loan production, which are originated at lower spreads over our cost of funds due to competitive pricing pressures.  Net interest income was further negatively impacted by the increase in our cost of funds as deposits and other interest bearing liabilities repriced to higher current market interest rates, as well as the addition of new borrowings at higher current market interest rates, partially offset by the growth in the average balance of our loan portfolio.

The return on average assets was 0.70% for the three months ended June 30, 2007, compared to 0.88% for the same period last year.  The return on average shareholders’ equity was 10.71% for the three months ended June 30, 2007, compared to 13.06% for the same period last year.

Loan originations were $337.7 million for the quarter ended June 30, 2007, compared to $238.7 million for the same period last year. During the current quarter, the Bank originated $191.6 million of commercial real estate loans, $117.1 million of small balance multi-family real estate loans, and $29.0 million of entertainment finance loans.  Loan originations for the same period last year consisted of $168.0 million of commercial real estate loans, $50.4 million of small balance multi-family real estate loans, and $20.3 million of entertainment finance loans. In addition, the Bank’s wholesale loan operations acquired $29.7 million and $122.9 million of commercial and multi-family real estate loans during the quarters ended June 30, 2007 and 2006, respectively.

Net Interest Income and Margin

The following table presents for the three months ended June 30, 2007 and 2006, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.  Average balances are computed using daily average balances.  Nonaccrual loans are included in loans receivable.

	For the Three Months Ended June 30,
	2007			2006
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Cash and investment securities	$365,701	$4,519	4.96%	$428,488	$4,678	4.38%
Loans receivable:
Total loans	3,080,233	58,464	7.61%	2,636,187	51,082	7.77%

Total interest earning assets	3,445,934	$62,983	7.33%	3,064,675	$55,760	7.30%
Non-interest earning assets	80,514			68,229
Allowance for loan losses	(46,218)			(45,951)
Total assets	$3,480,230			$3,086,953

Liabilities and Shareholders’ Equity
Interest bearing deposit accounts:
Interest bearing demand	$25,246	$246	3.91%	$30,541	$211	2.77%
Money market and passbook	230,458	2,871	5.00%	212,145	2,307	4.36%
Time certificates	1,843,336	24,368	5.30%	1,540,731	17,255	4.49%
Total interest bearing deposit accounts	2,099,040	27,485	5.25%	1,783,417	19,773	4.45%
FHLB advances and other borrowings	1,023,291	11,593	4.54%	965,379	9,977	4.15%
Junior subordinated debentures	86,600	2,088	9.67%	86,600	2,026	9.38%
Total interest bearing liabilities	3,208,931	$41,166	5.15%	2,835,396	$31,776	4.50%
Non-interest bearing demand accounts	10,377			13,362
Other non-interest bearing liabilities	34,727			30,937
Shareholders’ equity	226,195			207,258
Total liabilities and shareholders’ equity	$3,480,230			$3,086,953
Net interest spread (1)			2.18%			2.80%

Net interest income before provision for loan losses		$21,817			$23,984
Net interest margin (2)			2.54%			3.14%

____________
(1)	Average yield on interest earning assets minus average rate paid on interest bearing liabilities.
(2)	Net interest income divided by total average interest earning assets.

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

	For the Three Months Ended June 30, 2007 and 2006
	Increase (Decrease) Due to:
	Rate	Volume	Total
	(in thousands)
Interest and fees earned from:
Cash and investment securities	$576	$(735)	$(159)
Loans	(1,070)	8,452	7,382

Total (decrease) increase in interest income	(494)	7,717	7,223

Interest paid on:
Deposit accounts	3,886	3,826	7,712
FHLB advances and other borrowings	987	629	1,616
Junior subordinated debentures	62	—	62

Total increase in interest expense	4,935	4,455	9,390

(Decrease) increase in net interest income	$(5,429)	$3,262	$(2,167)

Total interest income increased $7.2 million to $63.0 million for the current quarter as compared to $55.8 million for the same period last year. The increase in interest income was primarily attributable to a $444.0 million increase in the average balance of total loans receivable, partially offset by a 16 basis point decrease in the average yield earned on total loans receivable.

The average balance of cash and investment securities decreased to $365.7 million during the quarter compared to $428.5 million during the same period last year.  The decrease in average cash and investment securities was primarily due to a decline in cash and cash equivalents, as well as a decrease in the average balance of investment securities held-to-maturity, partially offset by an increase in investment securities available-for-sale.  The average yield earned on cash and investments increased to 4.96% during the current quarter as compared to 4.38% for the same period last year. The increase primarily related to an increase in market interest rates earned on current investments.

The average aggregate balance of our loan portfolio was $3.1 billion and $2.6 billion for the three months ended June 30, 2007 and 2006, respectively.  Commercial real estate and construction loans had an average aggregate balance of $987.6 million during the quarter ended June 30, 2007 compared to $866.8 million during the same period last year.  Multi-family real estate loans had an average aggregate balance of $2.0 billion during the quarter ended June 30, 2007 compared to $1.6 billion during the same period last year.  Single-family residential loans had an average aggregate balance of $28.1 million during the quarter ended June 30, 2007 compared to $79.1 million during the same period last year.  The average aggregate balance of entertainment finance loans was $78.9 million and $53.0 million during the quarters ended June 30, 2007 and 2006, respectively.

The average yield earned on total loans decreased to 7.61% during the quarter ended June 30, 2007 as compared to 7.77% during the same period last year.  The decrease in yield was primarily due to higher yielding loans continuing to pay-off and being replaced by our current loan production, which are originated at lower spreads over our cost of funds due to competitive pricing pressures.  A significant portion of our loan portfolio is comprised of adjustable rate loans indexed to either six month LIBOR or the Prime Rate, most with interest rate floors and caps below and above which the loan’s contractual interest rate may not adjust.  Approximately 45.0% of our loan portfolio was adjustable at June 30, 2007, and approximately 51.9% of the loan portfolio was comprised of hybrid loans, which after an initial fixed rate period of three or five years, will convert to an adjustable interest rate for the remaining term of the loan.  As of June 30, 2007, our hybrid loans had a weighted average of 2.8 years remaining until conversion to an adjustable rate loan.  Our adjustable rate loans generally reprice on a quarterly or semi-annual basis with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan.  At June 30, 2007, approximately $2.7 billion, or 87.5%, of our adjustable and hybrid loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates.  At June 30, 2007, the weighted average floor interest rate of these loans was 7.03%.  At that date, approximately $141.1 million, or 4.6%, of these loans were at their floors at the end of the quarter.  At June 30, 2007, 47.9% of the adjustable rate loans outstanding had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on our adjustable rate loan portfolio was 11.56% at that date.

Total interest expense increased by $9.4 million to $41.2 million during the current quarter, compared to $31.8 million for the same period last year.  The increase in interest expense was primarily attributable to an increase of $373.5 million in the average balance of interest bearing liabilities, which was caused by the increase in deposits and FHLB advances and other borrowings, and a 65 basis point increase in the rate paid on interest bearing liabilities, which was primarily caused by deposits and other interest bearing liabilities repricing to higher current market interest rates, as well as the addition of new borrowings and deposits at higher current market interest rates.

Our average cost of funds increased to 5.15% during the three months ended June 30, 2007, compared to 4.50% for the same period last year.  As discussed above, the increase in the average funding costs was primarily due to deposits and other interest bearing liabilities repricing to higher current market interest rates, and the addition of new borrowings and deposits at higher current market interest rates.  The average rate paid on deposit accounts was 5.25% during the three months ended June 30, 2007 as compared to 4.45% for the same period last year.  The average balance of deposit accounts increased $315.6 million to $2.1 billion for the three months ended June 30, 2007 as compared to $1.8 billion for the same period last year.  The average rate paid on FHLB advances and other borrowings was 4.54% during the three months ended June 30, 2007 compared to 4.15% for the same period last year.  FHLB advances and other borrowings averaged $1.0 billion during the current quarter, compared to $965.4 million for the same period last year.

Net interest margin decreased to 2.54% for the three months ended June 30, 2007 as compared to 3.14% for the same period last year.  This decrease was caused by a 62 basis point decline in our net interest spread and a $381.3 million increase in our average interest earning assets.

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

Management believes that our allowance for loan losses as of June 30, 2007 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The consolidated provision for loan losses was $500,000 and $1.5 million for the quarters ended June 30, 2007 and 2006, respectively.  The provision for loan losses was recorded based on an analysis of the factors referred to above.  The allowance for loan losses as a percentage of our total loans was 1.38% and 1.53% at June 30, 2007 and December 31, 2006, respectively.  The decrease in the percentage of the allowance for loan losses to loans, net, primarily reflects the continuing decline in our overall risk profile due to a broader geographic diversification of our real estate loan portfolio, as well as a decline in the level of other loans of concern.  As of June 30, 2007, over 51% of our real estate loans were secured by properties located outside of the state of California compared to 46% at December 31, 2006.  In addition, the level of our other loans of concern has decreased by 23.3% to $51.4 million as of June 30, 2007 as compared to $67.0 million at December 31, 2006.  Other loans of concern consist of loans with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category.

During the quarters ended June 30, 2007 and 2006, we had net loan charge-offs of $4.7 million and $297,000, respectively.  The charge-offs taken during the current period primarily relate to four lending relationships that were previously specifically reserved for under our allowance for loan loss methodology discussed above.  See also – “Financial Condition – Credit Risk”.

Non-Interest Income

Non-interest income increased to $843,000 during the quarter ended June 30, 2007 as compared to $607,000 for the same period last year.  Non-interest income primarily consists of late fees and other miscellaneous fees earned on customer accounts.

Non-Interest Expense

Non-interest expense totaled $12.1 million for the current quarter, compared to $11.7 million for the same period last year.  Our efficiency ratio (defined as general and administrative expenses as a percentage of net revenue) was 52.5% for the quarter ended June 30, 2007, as compared to 48.1% for the same period last year.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Executive Summary

Consolidated net income and diluted EPS were $12.8 million and $2.26, respectively, for the six months ended June 30, 2007, compared to $13.1 million and $2.28, respectively, for the same period last year.

Net interest income before provision for loan losses decreased to $45.8 million for the six months ended June 30, 2007 compared to $46.9 million for the same period last year.  This decrease was primarily due to the decline in our net interest rate spread, as higher yielding loans have continued to pay-off and are being replaced by our current loan production, which are originated at lower spreads over our cost of funds due to competitive pricing pressures.  Net interest income was further negatively impacted by the increase in our cost of funds as deposits and other interest bearing liabilities repriced to higher current market interest rates, as well as the addition of new borrowings at higher current market interest rates, partially offset by the growth in the average balance of our loan portfolio.

The return on average assets was 0.75% for the six months ended June 30, 2007, compared to 0.87% for the same period last year.  The return on average shareholders’ equity was 11.44% for the six months ended June 30, 2007, compared to 12.79% for the same period last year.

Loan originations were $677.1 million for the six months ended June 30, 2007, compared to $436.0 million for the same period last year. During the current six month period, the Bank originated $428.9 million of commercial real estate loans, $191.0 million of small balance multi-family real estate loans, and $57.2 million of entertainment finance loans.  Loan originations for the same period last year consisted of $288.6 million of commercial real estate loans, $116.4 million of small balance multi-family real estate loans, and $31.0 million of entertainment finance loans. In addition, the Bank’s wholesale loan operations acquired $47.3 million and $226.4 million of commercial and multi-family real estate loans during the six months ended June 30, 2007 and 2006, respectively.

Net Interest Income and Margin

The following table presents for the six months ended June 30, 2007 and 2006, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.  Average balances are computed using daily average balances.  Nonaccrual loans are included in loans receivable.

	For the Six Months Ended June 30,
	2007			2006
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Cash and investment securities	$369,433	$9,088	4.96%	$418,229	$8,969	4.32%
Loans receivable:
Total loans	3,042,421	117,227	7.77%	2,591,345	98,219	7.64%

Total interest earning assets	3,411,854	$126,315	7.47%	3,009,574	$107,188	7.18%
Non-interest earning assets	77,969			66,869
Allowance for loan losses	(46,396)			(45,322)
Total assets	$3,443,427			$3,031,121

Liabilities and Shareholders’ Equity
Interest bearing deposit accounts:
Interest bearing demand	$24,825	$434	3.53%	$33,328	$458	2.77%
Money market and passbook	226,647	5,589	4.97%	206,321	4,219	4.12%
Time certificates	1,832,487	48,050	5.29%	1,503,404	32,294	4.33%
Total interest bearing deposit accounts	2,083,959	54,073	5.23%	1,743,053	36,971	4.28%
FHLB advances and other borrowings	1,000,576	22,270	4.49%	950,113	19,339	4.10%
Junior subordinated debentures	86,600	4,166	9.70%	86,600	3,984	9.28%
Total interest bearing liabilities	3,171,135	$80,509	5.12%	2,779,766	$60,294	4.37%
Non-interest bearing demand accounts	11,007			13,927
Other non-interest bearing liabilities	36,132			31,269
Shareholders’ equity	225,153			206,159
Total liabilities and shareholders’ equity	$3,443,427			$3,031,121
Net interest spread (1)			2.35%			2.81%

Net interest income before provision for loan losses		$45,806			$46,894
Net interest margin (2)			2.71%			3.14%

____________
(1)	Average yield on interest earning assets minus average rate paid on interest bearing liabilities.
(2)	Net interest income divided by total average interest earning assets.

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

	For the Six Months Ended June 30, 2007 and 2006
	Increase (Decrease) Due to:
	Rate	Volume	Total
	(in thousands)
Interest and fees earned from:
Cash and investment securities	$1,236	$(1,117)	$119
Loans	1,693	17,315	19,008

Total increase in interest income	2,929	16,198	19,127

Interest paid on:
Deposit accounts	9,091	8,011	17,102
FHLB advances and other borrowings	1,881	1,050	2,931
Junior subordinated debentures	182	—	182

Total increase in interest expense	11,154	9,061	20,215

(Decrease) increase in net interest income	$(8,225)	$7,137	$(1,088)

Total interest income increased $19.1 million to $126.3 million for the six months ended June 30, 2007 as compared to $107.2 million for the same period last year. The increase in interest income was primarily attributable to a $451.1 million increase in the average balance of total loans receivable and a 13 basis point increase in the average yield earned on total loans receivable.

The average balance of cash and investment securities decreased to $369.4 million for the six months ended June 30, 2007 compared to $418.2 million during the same period last year.  The decrease in average cash and investment securities was primarily due to a decline in cash and cash equivalents, as well as a decrease in the average balance of investment securities held-to-maturity, partially offset by an increase in investment securities available-for-sale.  The average yield earned on cash and investments increased to 4.96% during the current quarter as compared to 4.32% for the same period last year. The increase primarily related to an increase in market interest rates earned on current investments.

The average aggregate balance of our loan portfolio was $3.0 billion and $2.6 billion for the six months ended June 30, 2007 and 2006, respectively.  Commercial real estate and construction loans had an average aggregate balance of $952.9 million during the six months ended June 30, 2007 compared to $832.6 million during the same period last year.  Multi-family real estate loans had an average aggregate balance of $2.0 billion during the six months ended June 30, 2007 compared to $1.6 billion during the same period last year.  Single-family residential loans had an average aggregate balance of $32.8 million during the six months ended June 30, 2007 compared to $88.1 million during the same period last year.  The average aggregate balance of entertainment finance loans was $76.3 million and $56.3 million during the six months ended June 30, 2007 and 2006, respectively.

The average yield earned on total loans increased to 7.77% during the six months ended June 30, 2007 as compared to 7.64% during the same period last year.  The increase in yield was primarily due one-time fees and other interest income earned on loan prepayments and recoveries of previously charged off loans, partially offset by higher yielding loans continuing to pay-off and being replaced by our current loan production, which are originated at lower spreads over our cost of funds due to competitive pricing pressures.

Total interest expense increased by $20.2 million to $80.5 million for the six months ended June 30, 2007, compared to $60.3 million for the same period last year.  The increase in interest expense was primarily attributable to an increase of $391.4 million in the average balance of interest bearing liabilities, which was caused by the increase in deposits and FHLB advances and other borrowings, and a 75 basis point increase in the rate paid on interest bearing liabilities, which was primarily caused by deposits and other interest bearing liabilities repricing to higher current market interest rates, as well as the addition of new borrowings and deposits at higher current market interest rates.

Our average cost of funds increased to 5.12% during the six months ended June 30, 2007, compared to 4.37% for the same period last year.  As discussed above, the increase in the average funding costs was primarily due to deposits and other interest bearing liabilities repricing to higher current market interest rates, and the addition of new borrowings and deposits at higher current market interest rates.  The average rate paid on deposit accounts was 5.23% during the six months ended June 30, 2007 as compared to 4.28% for the same period last year.  The average balance of deposit accounts increased $340.9 million to $2.1 billion for the six months ended June 30, 2007 as compared to $1.7 billion for the same period last year.  The average rate paid on FHLB advances and other borrowings was 4.49% during the six months ended June 30, 2007 compared to 4.10% for the same period last year.  FHLB advances and other borrowings averaged $1.0 billion during the six months ended June 30, 2007, compared to $950.1 million for the same period last year.

Net interest margin decreased to 2.71% for the six months ended June 30, 2007 as compared to 3.14% for the same period last year.  This decrease was caused by a 46 basis point decline in our net interest spread and a $402.3 million increase in our average interest earning assets.

Provision for Loan Losses

The consolidated provision for loan losses was $1.3 million and $2.3 million for the six months ended June 30, 2007 and 2006, respectively.  The provision for loan losses was recorded based on an analysis of the factors referred to above in the discussion regarding the three months ended June 30, 2007 and 2006.  During the six months ended June 30, 2007, we had net loan charge-offs of $4.3 million, as compared to net loan recoveries of $588,000 during the same period last year.  See management’s discussion of the provision for loan losses for the three months ended June 30, 2007 and 2006 for additional discussion regarding the charge-offs incurred during the current period.  See also – “Financial Condition – Credit Risk”.

Non-Interest Income

Non-interest income increased to $1.6 million during the six months ended June 30, 2007 as compared to $1.3 million for the same period last year.  Non-interest income primarily consists of late fees and other miscellaneous fees earned on customer accounts.

Non-Interest Expense

Non-interest expense totaled $24.7 million for the six months ended June 30, 2007, compared to $23.8 million for the same period last year.  Our efficiency ratio (defined as general and administrative expenses as a percentage of net revenue) was 51.4% for the six months ended June 30, 2007, as compared to 49.5% for the same period last year.

FINANCIAL CONDITION

Total assets increased to $3.5 billion at June 30, 2007 as compared to $3.4 billion at December 31, 2006.  The increase in total assets was primarily due to a $105.4 million increase in our loan portfolio and a $15.4 million increase in investment securities available-for-sale, partially offset by an $18.0 million decline in investment securities held-to-maturity. At June 30, 2007, gross loans totaled $3.1 billion, including approximately $3.0 billion of real estate loans, $73.1 million of entertainment finance loans, and $16.3 million of other loans.  Total deposit accounts increased to $2.2 billion at June 30, 2007 compared to $2.1 billion at December 31, 2006.  Management believes that a significant portion of time deposits will remain with us upon maturity based on our historical experience regarding retention of deposits. FHLB advances and other borrowings remained relatively unchanged at $1.0 billion as of June 30, 2007 and December 31, 2006.

CREDIT RISK

Nonperforming Assets, Other Loans of Concern and Allowance for Loan Losses

The following table sets forth our nonperforming assets by category and troubled debt restructurings as of the dates indicated.

	June 30, 2007	December 31, 2006
	(dollars in thousands)
Nonaccrual loans:
Real estate	$24,830	$14,091
Franchise	—	4,549
Entertainment finance	28	7,614
Total nonaccrual loans	24,858	26,254
Other real estate and other assets owned, net	17,774	6,729
Total nonperforming assets	42,632	32,983
Performing troubled debt restructurings	7,912	7,994
Total nonperforming assets and performing troubled debt restructurings	$50,544	$40,977

Nonaccrual loans to total loans	0.80%	0.88%
Allowance for loan losses to nonaccrual loans	172.98%	175.40%
Nonperforming assets to total assets	1.20%	0.97%

Non-performing assets were $42.6 million and $33.0 million, representing 1.20% and 0.97% of total assets as of June 30, 2007 and December 31, 2006, respectively.  The increase in non-performing assets during the six months ended June 30, 2007 consisted of the addition of $36.1 million of non-performing loans, partially offset by paydowns received of $21.7 million and charge-offs of $4.8 million.  In addition, during the six months ended June 30, 2007, the Bank foreclosed on five properties representing $11.1 million.  The allowance for loan loss coverage ratio (defined as the allowance for loan losses divided by non-accrual loans) was 173.0% at June 30, 2007 as compared to 175.4% at December 31, 2006.

As of June 30, 2007 and December 31, 2006, other loans of concern totaled $51.4 million and $67.0 million, respectively.  Other loans of concern consist of loans with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category.  The decrease in other loans of concern for the six months ended June 30, 2007 was primarily due to $33.9 million of loans being transferred to nonperforming assets and $17.4 million of loan repayments, partially offset by $35.7 million of new other loans of concern.

The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

	For the Six Months Ended June 30, 2007	For the Year Ended December 31, 2006	For the Six Months Ended June 30, 2006
	(dollars in thousands)

Balance at beginning of period	$46,049	$43,817	$43,817
Provision for loan losses	1,250	5,000	2,250
Charge-offs	(4,848)	(4,134)	(533)
Recoveries	549	1,366	1,121
Net (charge-offs) recoveries	(4,299)	(2,768)	588

Balance at end of period	$43,000	$46,049	$46,655

Allowance for loan losses as a percentage of loans, net	1.38%	1.53%	1.74%

Liquidity

Liquidity refers to our ability to maintain cash flows adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans.  We maintain a cash and investment securities portfolio designed to satisfy operating liquidity requirements while preserving capital and maximizing yield.  As of June 30, 2007, we held $36.7 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $115.0 million of investment securities classified as available-for-sale.

Short-term fixed income investments classified as cash equivalents consisted of interest bearing deposits at financial institutions, overnight repurchase agreement investments, government money market funds and short-term government agency securities, while investment securities available-for-sale consisted primarily of fixed income instruments, which were rated “AAA”, or equivalent by nationally recognized rating agencies.  In addition, our liquidity position is supported by credit facilities with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco.  As of June 30, 2007, we had remaining available borrowing capacity under the Federal Home Loan Bank of San Francisco credit facility of $327.4 million, net of the $14.6 million of additional Federal Home Loan Bank stock that we would be required to purchase to support those additional borrowings.  As of June 30, 2007, we had an available borrowing capacity under the Federal Reserve Bank of San Francisco credit facility of $177.2 million.  We also had available $130.0 million of uncommitted, unsecured lines of credit with four unaffiliated financial institutions, and a $25.0 million revolving credit facility with an unaffiliated financial institution.

Capital Resources

The Company, the Bank’s holding company, had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at June 30, 2007 of 8.6%, 9.9% and 11.5%, respectively, which represents $125.7 million, $118.0 million and $44.0 million, respectively, of capital in excess of the amount required to be “well capitalized.”  These ratios were 9.0%, 10.2% and 11.9% as of December 31, 2006, respectively.

The Bank had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at June 30, 2007 of 8.5%, 9.7% and 11.0%, respectively, which represents $119.6 million, $111.9 million and $29.2 million, respectively, of capital in excess of the amount required to be “well capitalized” for regulatory purposes. These ratios were 9.1%, 10.3% and 11.5% as of December 31, 2006, respectively.

At June 30, 2007, shareholders' equity totaled $227.4 million, or 6.4% of total assets.  Our book value per share of common stock was $43.75 as of June 30, 2007, as compared to $42.07 as of December 31, 2006, and $39.75 as of June 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in our annual report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of June 30, 2007 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:  During the quarter ended June 30, 2007, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company does not expect that its internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our common stock for the fiscal quarter ended June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2007 to April 30, 2007	17,600	$51.22	17,600	264,386
May 1, 2007 to May 31, 2007	101,000	51.98	101,000	163,386
June 1, 2007 to June 30, 2007	—	—	—	163,386
Total	118,600	$51.87	118,600	163,386

(1)  The repurchases during the three months ended June 30, 2007 were made under the eleventh and twelfth extensions of our stock repurchase program, which were announced on October 18, 2005 and March 14, 2006, respectively.  The extensions authorized the repurchase of an additional 5% of the outstanding shares as of their respective authorization dates.  At June 30, 2007, 163,386 shares remained available for repurchase under the twelfth extension.

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

IMPERIAL CAPITAL BANCORP, INC.

Date: August 9, 2007	/s/ George W. Haligowski
George W. Haligowski
Chairman of the Board, President and
Chief Executive Officer

Date: August 9, 2007	/s/ Timothy M. Doyle
Timothy M. Doyle
Executive Managing Director and
Chief Financial Officer

EXHIBIT INDEX
Regulation S-K Exhibit Number	Document	Reference to Prior Filling or Exhibit Number Attached Hereto

3.1	Certificate of Incorporation	3.1
3.2	Bylaws, as amended	***
4	Instruments Defining the Rights of Security Holders, Including Indentures	**********
10.1	2005 Re-Designated, Amended and Restated Stock Option Plan For Nonemployee Directors (“NEDP”)	*****
10.2	2005 Re-Designated, Amended and Restated Employee Stock Incentive Plan (“ESIP”)	********
10.3a	Nonqualified (Non-Employer Securities) Deferred Compensation Plan	********
10.3b	Nonqualified (Employer Securities Only) Deferred Compensation Plan	********
10.4	Supplemental Salary Savings Plan	*
10.5a	Amended and Restated Employment Agreement with George W. Haligowski	********
10.5b	Non-Competition and Non-Solicitation Agreement with George W. Haligowski	********
10.6 10.7 10.8 10.9
Change in Control Severance Agreement with Norval L. Bruce
Change in Control Severance Agreement with Timothy M. Doyle
Change in Control Severance Agreement with Lyle C. Lodwick
Change in Control Severance Agreement with Phillip E. Lombardi
******** ******** ******** ***********
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