Form 10-Q
period 2007-09-30
IMPERIAL CAPITAL BANCORP, INC.
filed 2007-11-09
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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
Number of shares of common stock of the registrant: 5,420,760 outstanding as of November 2, 2007.

IMPERIAL CAPITAL BANCORP, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

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

PART I – FINANCIAL INFORMATION

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	December 31,
	(unaudited)	2006
	(in thousands, except share data)
Assets
Cash and cash equivalents	$12,102	$30,448
Investment securities available-for-sale, at fair value	116,205	99,527
Investment securities held-to-maturity, at amortized cost	165,045	193,512
Stock in Federal Home Loan Bank	50,938	48,984
Loans, net (net of allowance for loan losses of $44,665 and $46,049 as of September 30, 2007 and December 31, 2006, respectively)	3,134,321	2,973,368
Interest receivable	21,203	20,753
Other real estate and other assets owned, net	18,333	6,729
Premises and equipment, net	8,583	7,851
Deferred income taxes	11,269	11,513
Goodwill	3,118	3,118
Other assets	20,993	19,707
Total assets	$3,562,110	$3,415,510

Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$2,184,397	$2,059,405
Federal Home Loan Bank advances and other borrowings	1,029,447	1,010,000
Accounts payable and other liabilities	34,361	38,168
Junior subordinated debentures	86,600	86,600
Total liabilities	3,334,805	3,194,173

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 9,138,256 and 9,065,672 issued as of September 30, 2007 and December 31, 2006, respectively	84,805	82,073
Retained earnings	255,684	243,823
Accumulated other comprehensive income, net	428	35
	340,917	325,931
Less treasury stock, at cost 3,993,869 and 3,803,969 shares as of September 30, 2007 and December 31, 2006, respectively	(113,612)	(104,594)

Total shareholders' equity	227,305	221,337

Total liabilities and shareholders' equity	$3,562,110	$3,415,510

See accompanying notes to the unaudited consolidated financial statements.

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2007	2006	2007	2006
	(in thousands, except per share data)
Interest income:
Loans, including fees	$58,450	$53,605	$175,677	$151,824
Cash and investment securities	4,249	5,525	13,337	14,494

Total interest income	62,699	59,130	189,014	166,318

Interest expense:
Deposit accounts	28,479	23,088	82,552	60,059
Federal Home Loan Bank advances and other borrowings	11,440	9,648	33,710	28,987
Junior subordinated debentures	2,102	2,104	6,268	6,088

Total interest expense	42,021	34,840	122,530	95,134

Net interest income before provision for loan losses	20,678	24,290	66,484	71,184

Provision for loan losses	5,266	1,500	6,516	3,750

Net interest income after provision for loan losses	15,412	22,790	59,968	67,434

Non-interest income:
Late and collection fees	309	208	848	692
Other	640	370	1,660	1,210

Total non-interest income	949	578	2,508	1,902

Non-interest expense:
Compensation and benefits	5,967	5,435	17,205	16,530
Occupancy and equipment	1,987	1,886	5,928	5,568
Other	5,301	4,153	14,446	13,246

Total general and administrative	13,255	11,474	37,579	35,344

Real estate and other assets owned expense, net	199	287	557	216

Total non-interest expense	13,454	11,761	38,136	35,560

Income before provision for income taxes	2,907	11,607	24,340	33,776
Provision for income taxes	1,193	4,759	9,851	13,850

NET INCOME	$1,714	$6,848	$14,489	$19,926

Basic earnings per share	$0.31	$1.24	$2.64	$3.58

Diluted earnings per share	$0.31	$1.20	$2.58	$3.49

Dividends declared per share of common stock	$0.16	$0.15	$0.48	$0.45

See accompanying notes to the unaudited consolidated financial statements.

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$14,489	$19,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,823	2,008
Amortization of premium on purchased loans	3,986	3,233
Accretion of deferred loan origination fees, net of costs	(1,967)	(2,235)
Provision for loan losses	6,516	3,750
Other, net	71	(1,476)
Increase in interest receivable	(450)	(2,143)
(Increase) decrease in other assets	(1,286)	468
(Decrease) increase in accounts payable and other liabilities	(3,804)	1,884

Net cash provided by operating activities	19,378	25,415

Cash Flows From Investing Activities:
Purchases of investment securities available-for-sale	(77,195)	(22,703)
Proceeds from maturity and calls of investment securities available-for-sale	62,006	23,246
Purchases of investment securities held-to-maturity	—	(7,771)
Proceeds from the maturity and redemption of investment securities held-to-maturity	28,441	37,836
Purchase of stock in Federal Home Loan Bank	—	(2,724)
Purchase of loans	(47,343)	(347,328)
Other (increases) decreases in loans, net	(136,474)	141,427
Cash paid for capital expenditures	(2,555)	(2,453)

Net cash used in investing activities	(173,120)	(180,470)

Cash Flows From Financing Activities:
Proceeds and excess tax benefits from exercise of employee stock options	2,488	2,167
Cash paid to acquire treasury stock	(9,018)	(9,179)
Cash paid for dividends	(2,513)	(1,582)
Increase in deposit accounts	124,992	211,142
Net proceeds from short-term borrowings	46,502	21,795
Proceeds from long-term borrowings	142,000	89,869
Repayments of long-term borrowings	(169,055)	(111,487)

Net cash provided by financing activities	135,396	202,725

Net (decrease) increase in cash and cash equivalents	(18,346)	47,670
Cash and cash equivalents at beginning of period	30,448	93,747

Cash and cash equivalents at end of period	$12,102	$141,417

Supplemental Cash Flow Information:
Cash paid during the period for interest	$124,536	$89,769
Cash paid during the period for income taxes	$11,702	$14,329
Non-Cash Investing and Financing Transactions:
Loans transferred to other real estate and other assets owned	$14,330	$3,499
Cash dividends declared but not yet paid	$829	$789

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

All intercompany transactions and balances have been eliminated.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain amounts in prior periods have been reclassified to conform to the presentation in the current periods.  The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations for the remainder of the year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

NOTE 2 – ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, which requires the recognition of the expense related to the fair value of stock-based compensation awards within the consolidated statement of income.  The Company elected the modified prospective transition method as permitted by SFAS No. 123(R), and accordingly, results from prior periods were not restated.  Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2007 and 2006 includes compensation expense for stock-based compensation awards for which the requisite service was performed during the period.  Compensation expense for unvested stock-based compensation awards granted prior to January 1, 2006 are based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.  Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Total stock-based compensation expense included in our consolidated statements of income for the three and nine months ended September 30, 2007 was approximately $68,000 ($41,000, net of tax or $0.01 per diluted share) and $126,000 ($76,000, net of tax or $0.01 per diluted share), respectively.  For the three and nine months ended September 30, 2006, these amounts were $73,000 ($44,000, net of tax or $0.01 per diluted share) and $212,000 ($127,000, net of tax or $0.02 per diluted share), respectively.  Unrecognized stock-based compensation expense related to stock options was approximately $879,000 and $105,000, respectively, at September 30, 2007 and 2006.  The weighted-average period over which the unrecognized expense was expected to be recognized was 2.7 years and 1.7 years at September 30, 2007 and 2006, respectively.

The fair value of each option grant was estimated on the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for option grants:
	Weighted-Average Assumptions for Option Grants
	2007	2006

Dividend Yield	1.87%	1.20%
Expected Volatility	24.31%	22.94%
Risk-Free Interest Rates	4.67%	5.00%
Expected Lives	Five Years	Five Years
Weighted-Average Fair Value	$9.12	$13.32

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

The following is a reconciliation of the calculation of Basic EPS and Diluted EPS:

	Net Income	Weighted- Average Shares Outstanding	Per Share Amount
	(in thousands, except per share data)
For the Three Months Ended September 30,
2007
Basic EPS	$1,714	5,453	$0.31
Effect of dilutive stock options	—	75	—
Diluted EPS	$1,714	5,528	$0.31

2006
Basic EPS	$6,848	5,534	$1.24
Effect of dilutive stock options	—	156	(0.04)
Diluted EPS	$6,848	5,690	$1.20
For the Nine Months Ended September 30,
2007
Basic EPS	$14,489	5,490	$2.64
Effect of dilutive stock options	—	117	(0.06)
Diluted EPS	$14,489	5,607	$2.58

2006
Basic EPS	$19,926	5,570	$3.58
Effect of dilutive stock options	—	147	(0.09)
Diluted EPS	$19,926	5,717	$3.49

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income, which encompasses net income and the net change in unrealized gains (losses) on investment securities available-for-sale, is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)

Net Income	$1,714	$6,848	$14,489	$19,926
Other comprehensive income:
Change in net unrealized gains on investment securities available-for-sale, net of tax expense of $575 and $222 for the three months ended September 30, 2007 and 2006, respectively, and $262 and $174 for the nine months ended September 30, 2007 and 2006, respectively.	862	333	393	263

Comprehensive Income	$2,576	$7,181	$14,882	$20,189

NOTE 5 – IMPAIRED LOANS RECEIVABLE

As of September 30, 2007 and December 31, 2006, the recorded investment in impaired loans was $49.9 million and $35.5 million, respectively.  The average recorded investment in impaired loans was $46.4 million and $42.1 million, respectively, for the three and nine months ended September 30, 2007, and $31.0 million and $32.4 million, respectively, for the same periods last year. Interest income recognized on impaired loans totaled $212,000 and $618,000 respectively, for the three and nine months ended September 30, 2007, as compared to $279,000 and $608,000, respectively, for the same periods last year.

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

	Lending
	Operations	All Other	Consolidated
	(in thousands)
For the three months ended September 30,
2007
Revenues from external customers	$63,404	$244	$63,648
Total interest income	62,636	63	62,699
Total interest expense	39,919	2,102	42,021
Net income (loss)	3,349	(1,635)	1,714

2006
Revenues from external customers	$59,341	$367	$59,708
Total interest income	58,836	294	59,130
Total interest expense	32,736	2,104	34,840
Net income (loss)	8,324	(1,476)	6,848

For the nine months ended September 30,
2007
Revenues from external customers	$190,362	$1,160	$191,522
Total interest income	188,242	772	189,014
Total interest expense	116,262	6,268	122,530
Net income (loss)	19,396	(4,907)	14,489

2006
Revenues from external customers	$167,710	$510	$168,220
Total interest income	165,730	588	166,318
Total interest expense	89,046	6,088	95,134
Net income (loss)	24,626	(4,700)	19,926

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to identify the major factors that affected our financial condition and results of operations as of and for the three and nine months ended September 30, 2007.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Executive Summary

Consolidated net income and diluted EPS were $1.7 million and $0.31, respectively, for the three months ended September 30, 2007, compared to $6.8 million and $1.20 for the same periods last year.  The decline in net income during the current period was primarily caused by a $3.6 million reduction in net interest income before provision for loan losses and a $3.8 million increase in provision for loan losses recorded.

Net interest income before provision for loan losses decreased to $20.7 million for the quarter ended September 30, 2007 compared to $24.3 million for the same period last year.  This decrease was primarily due to the decline in the yield earned on our loan portfolio, as higher yielding loans have continued to pay-off and are being replaced by our current loan production, which are originated at lower spreads over our cost of funds due to competitive pricing pressures.  Net interest income was further negatively impacted by the increase in our cost of funds as deposits and other interest bearing liabilities repriced to higher current market interest rates, as well as the addition of new borrowings at higher current market interest rates, partially offset by the growth in the average balance of our loan portfolio.

The provision for loan losses was $5.3 million and $1.5 million, respectively, for the quarters ended September 30, 2007 and 2006.  The increase in provision for loan losses during the quarter was primarily due to the increase in our non-performing loans.  Non-performing loans as of September 30, 2007 were $40.8 million, compared to $26.3 million at December 31, 2006.  As a percentage of our total loan portfolio, the amount of non-performing loans was 1.28% and 0.88% at September 30, 2007 and December 31, 2006, respectively.  The increase in non-performing loans was primarily related to the addition of two lending relationships that in aggregate represented $19.5 million of the total of $26.6 million of loans transferred to non-performing status during the quarter.

The return on average assets was 0.19% for the three months ended September 30, 2007, compared to 0.86% for the same period last year.  The return on average shareholders’ equity was 2.97% for the three months ended September 30, 2007, compared to 12.77% for the same period last year.

Loan originations were $340.1 million for the quarter ended September 30, 2007, compared to $265.2 million for the same period last year. During the current quarter, the Bank originated $215.1 million of commercial real estate loans, $90.2 million of small balance multi-family real estate loans, and $34.8 million of entertainment finance loans.  Loan originations for the same period last year consisted of $201.2 million of commercial real estate loans, $54.3 million of small balance multi-family real estate loans, and $9.7 million of entertainment finance loans. In addition, the Bank’s wholesale loan operations acquired $120.9 million of multi-family real estate loans during the quarter ended September 30, 2006.  The Bank did not purchase any loans during the current period.

Net Interest Income and Margin

The following table presents for the three months ended September 30, 2007 and 2006, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.  Average balances are computed using daily average balances.  Nonaccrual loans are included in loans receivable.

	For the Three Months Ended September 30,
	2007			2006
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Cash and investment securities	$349,765	$4,249	4.82%	$471,381	$5,525	4.65%
Loans receivable	3,114,776	58,450	7.44%	2,667,130	53,605	7.97%
Total interest earning assets	3,464,541	$62,699	7.18%	3,138,511	$59,130	7.47%
Non-interest earning assets	75,030			72,131
Allowance for loan losses	(43,302)			(47,200)
Total assets	$3,496,269			$3,163,442

Liabilities and Shareholders’ Equity
Interest bearing deposit accounts:
Interest bearing demand	$25,627	$251	3.89%	$25,329	$188	2.94%
Money market and passbook	248,955	3,152	5.02%	212,501	2,593	4.84%
Time certificates	1,879,726	25,076	5.29%	1,670,231	20,307	4.82%
Total interest bearing deposit accounts	2,154,308	28,479	5.24%	1,908,061	23,088	4.80%
FHLB advances and other borrowings	980,776	11,440	4.63%	908,897	9,648	4.21%
Junior subordinated debentures	86,600	2,102	9.63%	86,600	2,104	9.64%
Total interest bearing liabilities	3,221,684	$42,021	5.17%	2,903,558	$34,840	4.76%
Non-interest bearing demand accounts	10,022			11,351
Other non-interest bearing liabilities	35,392			35,715
Shareholders’ equity	229,171			212,818
Total liabilities and shareholders’ equity	$3,496,269			$3,163,442
Net interest spread (1)			2.01%			2.71%

Net interest income before provision for loan losses		$20,678			$24,290
Net interest margin (2)			2.37%			3.07%

____________
(1)	Average yield on interest earning assets minus average rate paid on interest bearing liabilities.
(2)	Net interest income divided by total average interest earning assets.

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

	For the Three Months Ended September 30, 2007 and 2006
	Increase (Decrease) Due to:
	Rate	Volume	Total
	(in thousands)
Interest and fees earned from:
Cash and investment securities	$195	$(1,471)	$(1,276)
Loans	(3,729)	8,574	4,845

Total (decrease) increase in interest income	(3,534)	7,103	3,569

Interest paid on:
Deposit accounts	2,239	3,152	5,391
FHLB advances and other borrowings	999	793	1,792
Junior subordinated debentures	(2)	—	(2)

Total increase in interest expense	3,236	3,945	7,181

(Decrease) increase in net interest income	$(6,770)	$3,158	$(3,612)

Total interest income increased $3.6 million to $62.7 million for the current quarter as compared to $59.1 million for the same period last year. The increase in interest income was primarily attributable to a $447.6 million increase in the average balance of total loans receivable, partially offset by a 53 basis point decrease in the average yield earned on total loans receivable.

The average balance of cash and investment securities decreased to $349.8 million during the quarter compared to $471.4 million during the same period last year.  The decrease in average cash and investment securities was primarily due to a decline in cash and cash equivalents, as well as a decrease in the average balance of investment securities held-to-maturity, partially offset by an increase in investment securities available-for-sale.  The average yield earned on cash and investments increased to 4.82% during the current quarter as compared to 4.65% for the same period last year. The increase primarily related to an increase in market interest rates earned on current investments.

The average aggregate balance of our loan portfolio was $3.1 billion and $2.7 billion for the three months ended September 30, 2007 and 2006, respectively.  Commercial real estate and construction loans had an average aggregate balance of $993.5 million during the quarter ended September 30, 2007 compared to $857.0 million during the same period last year.  Multi-family real estate loans had an average aggregate balance of $2.0 billion during the quarter ended September 30, 2007 compared to $1.7 billion during the same period last year.  Single-family residential loans had an average aggregate balance of $18.5 million during the quarter ended September 30, 2007 compared to $60.1 million during the same period last year.  The average aggregate balance of entertainment finance loans was $68.4 million and $58.9 million during the quarters ended September 30, 2007 and 2006, respectively.

The average yield earned on total loans decreased to 7.44% during the quarter ended September 30, 2007 as compared to 7.97% during the same period last year.  The decrease in yield was primarily due to higher yielding loans continuing to pay-off and being replaced by our current loan production, which are originated at lower spreads over our cost of funds due to competitive pricing pressures.  A significant portion of our loan portfolio is comprised of adjustable rate loans indexed to either six month LIBOR or the Prime Rate, most with interest rate floors and caps below and above which the loan’s contractual interest rate may not adjust.  Approximately 40.0% of our loan portfolio was adjustable at September 30, 2007, and approximately 56.1% of the loan portfolio was comprised of hybrid loans, which after an initial fixed rate period of three or five years, will convert to an adjustable interest rate for the remaining term of the loan.  As of September 30, 2007, our hybrid loans had a weighted average of 2.5 years remaining until conversion to an adjustable rate loan.  Our adjustable rate loans generally reprice on a quarterly or semi-annual basis with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan.  At September 30, 2007, approximately $2.7 billion, or 85.5%, of our adjustable and hybrid loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates.  At September 30, 2007, the weighted average floor interest rate of these loans was 6.95%.  At that date, approximately $152.4 million, or 4.9%, of these loans were at their floors at the end of the quarter.  At September 30, 2007, 47.1% of the adjustable rate loans outstanding had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on our adjustable rate loan portfolio was 11.53% at that date.

Total interest expense increased by $7.2 million to $42.0 million during the current quarter, compared to $34.8 million for the same period last year.  The increase in interest expense was primarily attributable to an increase of $318.1 million in the average balance of interest bearing liabilities, which was caused by the increase in deposits and FHLB advances and other borrowings, and a 41 basis point increase in the rate paid on interest bearing liabilities, which was primarily caused by deposits and other interest bearing liabilities repricing to higher current market interest rates, as well as the addition of new borrowings and deposits at higher current market interest rates.

Our average cost of funds increased to 5.17% during the three months ended September 30, 2007, compared to 4.76% for the same period last year.  As discussed above, the increase in the average funding costs was primarily due to deposits and other interest bearing liabilities repricing to higher current market interest rates, and the addition of new borrowings and deposits at higher current market interest rates.  The average rate paid on deposit accounts was 5.24% during the three months ended September 30, 2007 as compared to 4.80% for the same period last year.  The average balance of deposit accounts increased $246.2 million to $2.2 billion for the three months ended September 30, 2007 as compared to $1.9 billion for the same period last year.  The average rate paid on FHLB advances and other borrowings was 4.63% during the three months ended September 30, 2007 compared to 4.21% for the same period last year.  FHLB advances and other borrowings averaged $980.8 billion during the current quarter, compared to $908.9 million for the same period last year.

Net interest margin decreased to 2.37% for the three months ended September 30, 2007 as compared to 3.07% for the same period last year.  This decrease was caused by a 70 basis point decline in our net interest spread and a $326.0 million increase in our average interest earning assets.

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

Management believes that our allowance for loan losses as of September 30, 2007 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The consolidated provision for loan losses was $5.3 million and $1.5 million for the quarters ended September 30, 2007 and 2006, respectively.  The provision for loan losses was recorded based on an analysis of the factors referred to above.  The increase in provision for loan losses during the quarter was primarily due to the increase in our non-performing loans.  Non-performing loans as of September 30, 2007 were $40.8 million, compared to $26.3 million at December 31, 2006.  As a percentage of our total loan portfolio, the amount of non-performing loans was 1.28% and 0.88% at September 30, 2007 and December 31, 2006, respectively.  The increase in non-performing loans was primarily related to the addition of two lending relationships that in aggregate represented $19.5 million of the total of $26.6 million of loans transferred to non-performing status during the quarter.

With the housing and secondary mortgage markets continuing to deteriorate and showing no signs of stabilizing in the near future, we continue to aggressively monitor our commercial real estate loan portfolio, including our commercial and residential construction loan portfolio.  This portfolio totaled $395.5 million as of September 30, 2007, and included $267.6 million of residential and multi-family construction loans.  At September 30, 2007, our construction loan portfolio primarily consisted of projects located in California, New York, Arizona, Texas and Florida, which represented 55.8%, 13.1%, 8.4%, 6.0% and 5.1%, respectively, of our total construction loan portfolio.  We had one non-performing lending relationship within our construction loan portfolio, which consisted of a $16.9 million residential construction project secured by land located in the Palm Springs area of California.

The allowance for loan losses as a percentage of our total loans was 1.4% at September 30, 2007 compared to 1.5% at December 31, 2006.  We believe that these reserves levels were adequate to support known and inherent losses in our loan portfolio and for specific reserves as of September 30, 2007 and December 31, 2006, respectively.  The allowance for loan losses to loans, net, is impacted by inherent risk in the loan portfolio, specific reserves and charge-off activity.  The decrease in the percentage of the allowance for loan losses to loans, net, primarily reflects reserves that were allocated to specific credits at December 31, 2006, that were subsequently charged-off, foreclosed upon or repaid during the current period and the decrease in the level of other loans of concern, which declined by 52.4%, from $67.0 million at December 31, 2006 to $31.9 million at September 30, 2007.  Other loans of concern consist of loans with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category.  In addition, this ratio was further impacted by the higher concentration of small balance multi-family loans in our portfolio, which has improved our geographic diversity and lowered our average loan size due to the national expansion of our lending platform, as well as the Bank’s aggressive recognition of charge-offs and the identification of problem credits in a timely manner.

During the quarters ended September 30, 2007 and 2006, we had net loan charge-offs of $3.6 million and $1.0 million, respectively.  The charge-offs taken during the current period primarily relate to a single multi-family lending relationship that was previously specifically reserved for under our allowance for loan loss methodology discussed above.  See also – “Financial Condition – Credit Risk”.

Non-Interest Income

Non-interest income increased to $949,000 during the quarter ended September 30, 2007 as compared to $578,000 for the same period last year.  Non-interest income primarily consists of late fees and other miscellaneous fees earned on customer accounts.

Non-Interest Expense

Non-interest expense totaled $13.5 million for the current quarter, compared to $11.8 million for the same period last year.  Our efficiency ratio (defined as general and administrative expenses as a percentage of net revenue) was 61.3% for the quarter ended September 30, 2007, as compared to 46.1% for the same period last year.  The fluctuation in our efficiency ratio during the quarter was primarily due to a decline in net interest income earned, which, as discussed above, was caused by a decrease in our net interest rate spread.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Executive Summary

Consolidated net income and diluted EPS were $14.5 million and $2.58, respectively, for the nine months ended September 30, 2007, compared to $19.9 million and $3.49, respectively, for the same period last year.

Net interest income before provision for loan losses decreased to $66.5 million for the nine months ended September 30, 2007 compared to $71.2 million for the same period last year.  This decrease was primarily due to the decline in the yield earned on our loan portfolio, as higher yielding loans have continued to pay-off and are being replaced by our current loan production, which are originated at lower spreads over our cost of funds due to competitive pricing pressures.  Net interest income was further negatively impacted by the increase in our cost of funds as deposits and other interest bearing liabilities repriced to higher current market interest rates, as well as the addition of new borrowings at higher current market interest rates, partially offset by the growth in the average balance of our loan portfolio.

The return on average assets was 0.56% for the nine months ended September 30, 2007, compared to 0.87% for the same period last year.  The return on average shareholders’ equity was 8.55% for the nine months ended September 30, 2007, compared to 12.79% for the same period last year.

Loan originations were $1.0 billion for the nine months ended September 30, 2007, compared to $701.2 million for the same period last year. During the current nine month period, the Bank originated $644.0 million of commercial real estate loans, $281.2 million of small balance multi-family real estate loans, and $92.0 million of entertainment finance loans.  Loan originations for the same period last year consisted of $489.7 million of commercial real estate loans, $170.8 million of small balance multi-family real estate loans, and $40.7 million of entertainment finance loans. In addition, the Bank’s wholesale loan operations acquired $47.3 million and $347.3 million of commercial and multi-family real estate loans during the nine months ended September 30, 2007 and 2006, respectively.

Net Interest Income and Margin

The following table presents for the nine months ended September 30, 2007 and 2006, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.  Average balances are computed using daily average balances.  Nonaccrual loans are included in loans receivable.

	For the Nine Months Ended September 30,
	2007			2006
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Cash and investment securities	$362,806	$13,337	4.91%	$436,242	$14,494	4.44%
Loans receivable	3,075,913	175,677	7.64%	2,616,905	151,824	7.76%
Total interest earning assets	3,438,719	$189,014	7.35%	3,053,147	$166,318	7.28%
Non-interest earning assets	67,871			69,007
Allowance for loan losses	(45,352)			(45,955)
Total assets	$3,461,238			$3,076,199

Liabilities and Shareholders’ Equity
Interest bearing deposit accounts:
Interest bearing demand	$25,096	$685	3.65%	$30,635	$646	2.82%
Money market and passbook	234,163	8,741	4.99%	208,097	6,812	4.38%
Time certificates	1,848,410	73,126	5.29%	1,559,929	52,601	4.51%
Total interest bearing deposit accounts	2,107,669	82,552	5.24%	1,798,661	60,059	4.46%
FHLB advances and other borrowings	993,903	33,710	4.53%	936,223	28,987	4.14%
Junior subordinated debentures	86,600	6,268	9.68%	86,600	6,088	9.40%
Total interest bearing liabilities	3,188,172	$122,530	5.14%	2,821,484	$95,134	4.51%
Non-interest bearing demand accounts	10,674			13,081
Other non-interest bearing liabilities	35,913			33,267
Shareholders’ equity	226,479			208,367
Total liabilities and shareholders’ equity	$3,461,238			$3,076,199
Net interest spread (1)			2.21%			2.77%

Net interest income before provision for loan losses		$66,484			$71,184
Net interest margin (2)			2.58%			3.12%

____________
(1)	Average yield on interest earning assets minus average rate paid on interest bearing liabilities.
(2)	Net interest income divided by total average interest earning assets.

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

	For the Nine Months Ended September 30, 2007 and 2006
	Increase (Decrease) Due to:
	Rate	Volume	Total
	(in thousands)
Interest and fees earned from:
Cash and investment securities	$1,437	$(2,594)	$(1,157)
Loans	(2,385)	26,238	23,853

Total (decrease) increase in interest income	(948)	23,644	22,696

Interest paid on:
Deposit accounts	11,347	11,146	22,493
FHLB advances and other borrowings	2,856	1,867	4,723
Junior subordinated debentures	180	—	180

Total increase in interest expense	14,383	13,013	27,396

(Decrease) increase in net interest income	$(15,331)	$10,631	$(4,700)

Total interest income increased $22.7 million to $189.0 million for the nine months ended September 30, 2007 as compared to $166.3 million for the same period last year. The increase in interest income was primarily attributable to a $459.0 million increase in the average balance of total loans receivable partially offset by a 12 basis point decrease in the average yield earned on total loans receivable.

The average balance of cash and investment securities decreased to $362.8 million for the nine months ended September 30, 2007 compared to $436.2 million during the same period last year.  The decrease in average cash and investment securities was primarily due to a decline in cash and cash equivalents, as well as a decrease in the average balance of investment securities held-to-maturity, partially offset by an increase in investment securities available-for-sale.  The average yield earned on cash and investments increased to 4.91% during the nine months ended September 30, 2007 as compared to 4.44% for the same period last year. The increase primarily related to an increase in market interest rates earned on current investments.

The average aggregate balance of our loan portfolio was $3.1 billion and $2.6 billion for the nine months ended September 30, 2007 and 2006, respectively.  Commercial real estate and construction loans had an average aggregate balance of $966.4 million during the nine months ended September 30, 2007 compared to $839.0 million during the same period last year.  Multi-family real estate loans had an average aggregate balance of $2.0 billion during the nine months ended September 30, 2007 compared to $1.6 billion during the same period last year.  Single-family residential loans had an average aggregate balance of $28.0 million during the nine months ended September 30, 2007 compared to $78.7 million during the same period last year.  The average aggregate balance of entertainment finance loans was $72.7 million and $57.2 million during the nine months ended September 30, 2007 and 2006, respectively.

The average yield earned on total loans decreased to 7.64% during the nine months ended September 30, 2007 as compared to 7.76% during the same period last year.  The decrease in yield was primarily due to higher yielding loans continuing to pay-off and being replaced by our current loan production, which are originated at lower spreads over our cost of funds due to competitive pricing pressures.

Total interest expense increased by $27.4 million to $122.5 million for the nine months ended September 30, 2007, compared to $95.1 million for the same period last year.  The increase in interest expense was primarily attributable to an increase of $366.7 million in the average balance of interest bearing liabilities, which was caused by the increase in deposits and FHLB advances and other borrowings, and a 63 basis point increase in the rate paid on interest bearing liabilities, which was primarily caused by deposits and other interest bearing liabilities repricing to higher current market interest rates, as well as the addition of new borrowings and deposits at higher current market interest rates.

Our average cost of funds increased to 5.14% during the nine months ended September 30, 2007, compared to 4.51% for the same period last year.  As discussed above, the increase in the average funding costs was primarily due to deposits and other interest bearing liabilities repricing to higher current market interest rates, and the addition of new borrowings and deposits at higher current market interest rates.  The average rate paid on deposit accounts was 5.24% during the nine months ended September 30, 2007 as compared to 4.46% for the same period last year.  The average balance of deposit accounts increased $309.0 million to $2.1 billion for the nine months ended September 30, 2007 as compared to $1.8 billion for the same period last year.  The average rate paid on FHLB advances and other borrowings was 4.53% during the nine months ended September 30, 2007 compared to 4.14% for the same period last year.  FHLB advances and other borrowings averaged $993.9 million during the nine months ended September 30, 2007, compared to $936.2 million for the same period last year.

Net interest margin decreased to 2.58% for the nine months ended September 30, 2007 as compared to 3.12% for the same period last year.  This decrease was caused by a 56 basis point decline in our net interest spread and a $385.6 million increase in our average interest earning assets.

Provision for Loan Losses

The consolidated provision for loan losses was $6.5 million and $3.8 million for the nine months ended September 30, 2007 and 2006, respectively.  The provision for loan losses was recorded based on an analysis of the factors referred to above in the discussion regarding the three months ended September 30, 2007 and 2006.  During the nine months ended September 30, 2007 and 2006, we had net loan charge-offs of $7.9 million and $426,000, respectively.  See management’s discussion of the provision for loan losses for the three months ended September 30, 2007 and 2006 for additional discussion regarding the charge-offs incurred during the current period.  See also – “Financial Condition – Credit Risk”.

Non-Interest Income

Non-interest income increased to $2.5 million during the nine months ended September 30, 2007 as compared to $1.9 million for the same period last year.  Non-interest income primarily consists of late fees and other miscellaneous fees earned on customer accounts.

Non-Interest Expense

Non-interest expense totaled $38.1 million for the nine months ended September 30, 2007, compared to $35.6 million for the same period last year.  Our efficiency ratio (defined as general and administrative expenses as a percentage of net revenue) was 54.5% for the nine months ended September 30, 2007, as compared to 48.4% for the same period last year.

FINANCIAL CONDITION

Total assets increased to $3.6 billion at September 30, 2007 as compared to $3.4 billion at December 31, 2006.  The increase in total assets was primarily due to a $159.6 million increase in our loan portfolio, a $16.7 million increase in investment securities available-for-sale and an $11.6 million increase in other real estate and other assets owned, partially offset by a $28.5 million decline in investment securities held-to-maturity and an $18.3 million decrease in cash and cash equivalents. At September 30, 2007, gross loans totaled $3.2 billion, including approximately $3.1 billion of real estate loans, $75.3 million of entertainment finance loans, and $14.3 million of other loans.  Total deposit accounts increased to $2.2 billion at September 30, 2007 compared to $2.1 billion at December 31, 2006.  Management believes that a significant portion of time deposits will remain with us upon maturity based on our historical experience regarding retention of deposits. FHLB advances and other borrowings remained relatively unchanged at $1.0 billion as of September 30, 2007 and December 31, 2006.

CREDIT RISK

Nonperforming Assets, Other Loans of Concern and Allowance for Loan Losses

The following table sets forth our nonperforming assets by category and troubled debt restructurings as of the dates indicated.

	September 30, 2007	December 31, 2006
	(dollars in thousands)
Nonaccrual loans:
Real estate	$40,797	$14,091
Franchise	—	4,549
Entertainment finance	13	7,614
Total nonaccrual loans	40,810	26,254
Other real estate and other assets owned, net	18,333	6,729
Total nonperforming assets	59,143	32,983
Performing troubled debt restructurings	7,853	7,994
Total nonperforming assets and performing troubled debt restructurings	$66,996	$40,977

Nonaccrual loans to total loans	1.28%	0.88%
Allowance for loan losses to nonaccrual loans	109.45%	175.40%
Nonperforming assets to total assets	1.66%	0.97%

Non-performing assets were $59.1 million and $33.0 million, representing 1.66% and 0.97% of total assets as of September 30, 2007 and December 31, 2006, respectively.  At September 30, 2007, nonperforming real estate loans consisted of a $16.9 million residential construction loan located in Palm Desert, California, $13.1 million of commercial real estate loans, $10.4 million of multi-family real estate loans, and $387,000 of residential real estate loans.  The increase in non-performing assets during the nine months ended September 30, 2007 consisted of the addition of $62.7 million of non-performing loans, partially offset by paydowns received of $24.9 million, charge-offs of $8.5 million and loan upgrades of $714,000 from non-performing to performing status.  During the nine month period ended September 30, 2007, the net increase in non-performing loans primarily consisted of the increase of a $16.9 million residential construction loan and $9.7 million of commercial and multi-family loans, partially offset by decreases of $4.5 million of franchise loans and $7.6 million of entertainment finance loans.  In addition, during the nine months ended September 30, 2007, the Bank foreclosed on 11 properties representing $14.3 million, and sold two properties representing $2.6 million.  The allowance for loan loss coverage ratio (defined as the allowance for loan losses divided by non-accrual loans) was 109.5% at September 30, 2007 as compared to 175.4% at December 31, 2006.

As of September 30, 2007 and December 31, 2006, other loans of concern totaled $31.9 million and $67.0 million, respectively.  The decrease in other loans of concern for the nine months ended September 30, 2007 was primarily due to $59.5 million of loans being transferred to nonperforming assets, $23.2 million of loan repayments and loan upgrades of $3.6 million from other loans of concerns, partially offset by $51.1 million of new other loans of concern.

The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

	For the Nine Months Ended September 30, 2007	For the Year Ended December 31, 2006	For the Nine Months Ended September 30, 2006
	(dollars in thousands)

Balance at beginning of period	$46,049	$43,817	$43,817
Provision for loan losses	6,516	5,000	3,750
Charge-offs	(8,453)	(4,134)	(1,634)
Recoveries	553	1,366	1,208
Net charge-offs	(7,900)	(2,768)	(426)

Balance at end of period	$44,665	$46,049	$47,141

Allowance for loan losses as a percentage of loans, net	1.41%	1.53%	1.70%

Liquidity

Liquidity refers to our ability to maintain cash flows adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans.  We maintain a cash and investment securities portfolio designed to satisfy operating liquidity requirements while preserving capital and maximizing yield.  As of September 30, 2007, we held $12.1 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $116.2 million of investment securities classified as available-for-sale.

Short-term fixed income investments classified as cash equivalents consisted of interest bearing deposits at financial institutions, overnight repurchase agreement investments, government money market funds and short-term government agency securities, while investment securities available-for-sale consisted primarily of fixed income instruments, which were rated “AAA”, or equivalent by nationally recognized rating agencies.  In addition, our liquidity position is supported by credit facilities with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco.  As of September 30, 2007, we had remaining available borrowing capacity under the Federal Home Loan Bank of San Francisco credit facility of $398.6 million, net of the $15.5 million of additional Federal Home Loan Bank stock that we would be required to purchase to support those additional borrowings.  As of September 30, 2007, we had an available borrowing capacity under the Federal Reserve Bank of San Francisco credit facility of $179.3 million.  We also had available $130.0 million of uncommitted, unsecured lines of credit with four unaffiliated financial institutions, and a $37.5 million revolving credit facility with an unaffiliated financial institution.

Capital Resources

The Company, the Bank’s holding company, had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at September 30, 2007 of 8.54%, 9.72% and 11.28%, respectively, which represents $123.7 million, $114.2 million and $39.4 million, respectively, of capital in excess of the amount required to be “well capitalized.”  These ratios were 9.0%, 10.2% and 11.9% as of December 31, 2006, respectively.

The Bank had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at September 30, 2007 of 8.43%, 9.60% and 10.85%, respectively, which represents $119.1 million, $109.8 million and $26.0 million, respectively, of capital in excess of the amount required to be “well capitalized” for regulatory purposes. These ratios were 9.1%, 10.3% and 11.5% as of December 31, 2006, respectively.

At September 30, 2007, shareholders' equity totaled $227.3 million, or 6.4% of total assets.  Our book value per share of common stock was $44.19 as of September 30, 2007, as compared to $42.07 as of December 31, 2006, and $40.96 as of September 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in our annual report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2007 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:  During the quarter ended September 30, 2007, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our common stock for the fiscal quarter ended September 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2007 to July 31, 2007	—	$—	—	163,386
August 1, 2007 to August 31, 2007	35,900	37.59	35,900	127,486
September 1, 2007 to September 30, 2007	17,000	29.48	17,000	110,486
Total	52,900	$34.98	52,900	110,486

(1)  The repurchases during the three months ended September 30, 2007 were made under the twelfth extension of our stock repurchase program, which was announced on March 14, 2006.  The extension authorized the repurchase of an additional 5% of the outstanding shares as of their respective authorization dates.  At September 30, 2007, 110,486 shares remained available for repurchase under the twelfth extension.

Item 3.                      Defaults Upon Senior Securities

Not applicable.

Item 4.                      Submission of Matters to a Vote of Security Holders

(a)           On August 1, 2007, the Company held its Annual Meeting of Shareholders.

(b)           Shareholders voted on the following matters:
(i)	The election of Sandor X. Mayuga as director for a term to expire in 2010:

Votes	For	Withheld
	3,901,759	881,041

(ii)	The election of Robert R. Reed as director for a term to expire in 2010:

Votes	For	Withheld
	4,106,473	676,327

(iii)	The proposal to amend the Company’s Certificate of Incorporation to change its name to Imperial Capital Bancorp, Inc.:

Votes	For	Against	Withheld
	4,749,747	31,152	1,900

(iv)	The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2007:

Votes	For	Against	Withheld
	4,669,712	111,156	1,930

Item 5.                      Other Information

None.

Item 6.                      Exhibits

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL CAPITAL BANCORP, INC.

Date: November 9, 2007	/s/ George W. Haligowski
George W. Haligowski
Chairman of the Board, President and
Chief Executive Officer

Date: November 9, 2007	/s/ Timothy M. Doyle
Timothy M. Doyle
Executive Managing Director and
Chief Financial Officer

EXHIBIT INDEX
Regulation S-K Exhibit Number	Document	Reference to Prior Filling or Exhibit Number Attached Hereto

3.1	Certificate of Incorporation	************
3.2	Bylaws, as amended	***
4	Instruments Defining the Rights of Security Holders, Including Indentures	**********
10.1	2005 Re-Designated, Amended and Restated Stock Option Plan For Nonemployee Directors (“NEDP”)	*****
10.2	2005 Re-Designated, Amended and Restated Employee Stock Incentive Plan (“ESIP”)	********
10.3a	Nonqualified (Non-Employer Securities) Deferred Compensation Plan	********
10.3b	Nonqualified (Employer Securities Only) Deferred Compensation Plan	********
10.4	Supplemental Salary Savings Plan	*
10.5a	Amended and Restated Employment Agreement with George W. Haligowski	********
10.5b	Non-Competition and Non-Solicitation Agreement with George W. Haligowski	********
10.6 10.7 10.8 10.9
Change in Control Severance Agreement with Norval L. Bruce
Change in Control Severance Agreement with Timothy M. Doyle
Change in Control Severance Agreement with Lyle C. Lodwick
Change in Control Severance Agreement with Phillip E. Lombardi
******** ******** ******** ***********
10.10	Recognition and Retention Plan	**
10.11	Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors	****
10.12	Amended and Restated Supplemental Executive Retirement Plan	********
10.13	Amended and Restated ITLA Capital Corporation Rabbi Trust Agreement	*********
10.14	Amended and Restated Salary Continuation Plan	********
10.15	Form of Incentive Stock Option Agreement under ESIP	******
10.16 10.17	Form of Non-Qualified Stock Option Agreement under the ESIP Form of Non-Qualified Stock Option Agreement under the NEDP	****** *******
10.18	Description of Named Executive Officer Salary, Bonus and Perquisite Arrangements for 2007	***********
10.19	Description of Director Fee Arrangements	***********
11	Statement Regarding Computation of Per Share Earnings	Not Required
13	Annual Report to Security Holders	None
18	Letter Regarding Change in Accounting Principles	None
21	Subsidiaries of the Registrant	Not Required
22	Published Report Regarding Matters Submitted to Vote of Security Holders	None
23.1	Consent of Ernst & Young LLP	Not Required
24	Power of Attorney	None
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	32

*	Filed as an exhibit to Imperial’s Registration Statement on Form S-1 (File No. 33-96518) filed with the Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.
* *	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on May 10, 1996, pursuant to Section 5 of the Securities Act of 1933.
* * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2000 (File No. 0-26960).
* * * *	Filed as an exhibit to Amendment No. Two to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on June 19, 1996.
* * * * *	Filed as an appendix to the Company’s definitive proxy materials filed on June 27, 2005.
* * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 9, 2005.
* * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 4, 2005.
* * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 24, 2006.
* * * * * * * * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2006.
* * * * * * * * * *	The Company hereby agrees to furnish the SEC, upon request, copies of the instruments defining the rights of the holders of each issue of the Company's long-term debt.
* * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2006.
* * * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2007 (File No. 01-33199).