Form 10-K
period 2007-09-24
IMPERIAL CAPITAL BANCORP, INC.
filed 2008-03-17
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer [   ]                                                                                            Accelerated Filer [X]
Non-Accelerated Filer [   ] (Do not check if a smaller reporting company)    Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X].

As of March 3, 2008, there were issued and outstanding 5,426,760 shares of the Registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2007, computed by reference to the closing price of such stock as of June 30, 2007, was $285.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

IMPERIAL CAPITAL BANCORP, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Forward-Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-K contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, changes in economic conditions in our market areas, changes in policies by regulatory agencies, the impact of competitive loan products, loan demand risks, the quality or composition of our loan or investment portfolios, increased costs from pursuing the national expansion of our lending platform and operational challenges inherent in implementing this expansion strategy, fluctuations in interest rates, and changes in the relative differences between short- and long-term interest rates, levels of non-performing assets and other loans of concern, and operating results, the economic impact of any terrorist actions and other risks detailed from time to time in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2008 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s operating and stock price performance.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Imperial Capital Bancorp, Inc. and its consolidated subsidiaries.

PART I

Item 1. Business

General

Imperial Capital Bancorp, Inc. (formerly ITLA Capital Corporation) (“ICB”) is a diversified bank holding company headquartered in San Diego County, California with consolidated assets of $3.6 billion, consolidated net loans of $3.1 billion, consolidated deposits of $2.2 billion and consolidated shareholders’ equity of $227.6 million as of December 31, 2007. We conduct and manage our business principally through our wholly-owned subsidiary, Imperial Capital Bank (the “Bank”), an institution with $3.5 billion in assets and six retail branches located in California (Beverly Hills, Costa Mesa, Encino, Glendale, San Diego, and San Francisco), one retail branch located in Carson City, Nevada, and one retail branch located in Baltimore, Maryland.  During 2008, we expect to open an additional retail branch office to be located in Las Vegas, Nevada.  Our branch offices are primarily used for our deposit services and lending business. Additionally, the Bank has 25 loan origination offices serving the Western United States, the Southeast region, the Mid-Atlantic region, the Ohio Valley, the Metro New York area and New England. The Bank has been in business for 33 years.  In 2005, we opened our east coast headquarters in Times Square in New York City. This office manages and supports our east coast real estate lending efforts.

We are primarily engaged in:

•	Originating and purchasing real estate loans secured by income producing properties for retention in our loan portfolio;

•	Originating entertainment finance loans; and

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

Lending Activities

General. During 2007, our core lending activities were as follows:

•	Originating and, to a lesser extent, purchasing real estate loans secured by income producing properties, or properties under construction; and

•	Originating entertainment finance loans.

Income Producing Property Loans. We originate and purchase real estate loans secured by first trust deeds or first mortgages on commercial and multi-family real estate. Our collateral consists primarily of the following types of properties:

•Apartments	•Mini-storage facilities
•Retail centers	•Mobile home parks
•Small office and light industrial buildings	•Multi-family real estate
•Hotels	•Other mixed use or special purpose commercial properties

At December 31, 2007, we had $2.6 billion of income producing property loans outstanding, representing 85.6% of our total real estate loans, and 83.1% of our gross loan portfolio. Most of our real estate borrowers are business owners, individual investors, investment partnerships or limited liability entities. The income producing property lending that we engage in typically involves loans to a single borrower and is generally viewed as exposing the lender to a greater risk of loss than one- to four-family residential lending, because repayment of the loan generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan.

Income producing property values are also generally subject to greater volatility than residential property values. The liquidation values of income producing properties may be adversely affected by risks generally incident to interests in real property, such as:

•Changes or continued weakness in general or local economic conditions;	•Availability of financing for investors/owners of income producing properties;
•Changes or continued weakness in specific industry segments;	•Other factors beyond the control of the borrower or the lender;
•Increases in other operating expenses (including energy costs);	•Increases in interest rates, real estate and personal property tax rates; and
•Declines in rental, room or occupancy rates in hotels, apartment complexes or commercial properties; •Declines in real estate values;	•Changes in governmental rules, regulations and fiscal policies, including rent control ordinances, environmental legislation and taxation.

We originate real estate loans through our retail branches and loan origination offices. These offices are staffed by a total of 42 loan officers. Loan officers solicit mortgage loan brokers for loan applications that meet our underwriting criteria, and also accept applications directly from borrowers. A majority of the real estate loans funded by us are originated through mortgage loan brokers. Mortgage loan brokers act as intermediaries between us and the property owner in arranging real estate loans and earn a fee based upon the principal amount of each loan funded.

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

The average yield on our real estate loan portfolio was 7.39% in 2007 compared to 7.74% in 2006.  A significant portion of our loan portfolio is comprised of adjustable rate loans indexed to either six month LIBOR or the Prime Rate, most with interest rate floors and caps below and above which the loan’s contractual interest rate may not adjust.  Approximately 49.3% of our loan portfolio was adjustable at December 31, 2007, and approximately 46.5% of the loan portfolio as of that date was comprised of hybrid loans, which after an initial fixed rate period of three or five years, will convert to an adjustable interest rate for the remaining term of the loan.  As of December 31, 2007, our hybrid loans had a weighted average of 2.3 years remaining until conversion to an adjustable rate loan.  Our adjustable rate loans generally reprice on a quarterly or semi-annual basis with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan.  At December 31, 2007, approximately $2.7 billion, or 85.0%, of our adjustable and hybrid loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates.  At December 31, 2007, the weighted average floor interest rate of these loans was 7.31%.  At that date, approximately $251.9 million, or 7.9%, of these loans were at the floor interest rate.  At December 31, 2007, 42.0% of the adjustable rate loans outstanding had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on our adjustable rate loan portfolio was 11.80% at that date.  At December 31, 2007, none of the loans in our adjustable rate loan portfolio were at their cap rate.

Total loan production, including the unfunded portion of loans, was $1.2 billion for the year ended December 31, 2007, as compared to $1.6 billion, for each of the years ended December 31, 2006 and 2005. Loan production in 2007 consisted of the origination of $721.5 million of commercial real estate loans, $331.9 million of small balance multi-family real estate loans and $114.4 million of entertainment finance loans, and the acquisition of $47.3 million of commercial and multi-family real estate loans by our wholesale loan operations.  In our real estate loan purchases, we generally apply the same underwriting criteria as loans internally originated and reserve the right to reject particular loans from a loan pool being purchased that do not meet our underwriting criteria.  The decline in loan production in 2007 was primarily due to a $450.4 million decrease in wholesale loan acquisitions during the year, primarily related to a reduction in loan pools being offered in the secondary market that met our pricing and credit requirements.

Real Estate Construction and Land Loans. We originate construction and land loans for the primary purpose of developing or rehabilitating single-family residences, condominiums, and commercial real estate.  At December 31, 2007, our construction and land loans amounted to $421.1 million, or 13.4%, of our gross loan portfolio.  Approximately $210.3 million, or 49.9%, of our construction and land loan portfolio consisted of new condominium or condominium conversion loans, $106.9 million, or 25.4%, consisted of commercial and multifamily real estate loans, $61.1 million, or 14.5%, consisted of land loans, and $42.8 million, or 10.2%, consisted of single-family residential construction loans.  At December 31, 2007, $226.2 million, or 53.7%, of our construction projects were located in California, $65.5 million, or 15.6%, were for projects located in New York, $39.7 million, or 9.4%, were for projects located in Arizona, $21.3 million, or 5.1%, were for projects located in Texas and $19.1 million, or 4.5%, were for projects located in Florida.

Loan commitment amounts for residential and condominium construction loans typically range from $3.0 to $20.0 million with an average loan commitment at December 31, 2007 of $15.6 million and $7.7 million, respectively.  At December 31, 2007, the unadvanced portion of residential and condominium construction loans were $39.2 million and $105.4 million, respectively.  Commercial construction loans typically consist of mixed-use retail and other commercial related projects.  At December 31, 2007, the average loan commitment for our commercial construction loans was $5.8 million and the unadvanced portion of these commitments was $59.5 million.  Our land loans generally finance the acquisition and/or development of improved lots or unimproved raw land that will be utilized in the development of single-family tract housing.  At December 31, 2007, the average loan commitment for our land loans was $4.4 million and the unadvanced portion of these commitments was $7.4 million.

Loans to finance our construction projects are generally offered to experienced builders and developers.  We regularly monitor our real estate construction loans and the economic conditions and markets where our projects are located, including the number of unsold properties in our residential and condominium construction loan portfolio.  Maturity dates for construction loans are largely a function of the estimated construction period of the project, and generally do not exceed 12 to 24 months.  Substantially all of our construction loans have adjustable rates of interest based on the Prime Rate.

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

ICBEF lends to independent producers of film and television, many of which are located in California. To a lesser extent, ICBEF also has borrowing clients outside of the United States; however, loans are typically denominated in United States dollars. Independent producers tend to be those producers that do not have major studio distribution outlets for their product. Large film and television studios generally maintain their own distribution outlets and finance their projects with internally generated financing. In addition to funding production loans against a number of distribution contracts, ICBEF may permit an advance, generally not to exceed 20% of the budget amount, against its valuation of unsold rights. ICBEF uses industry standards in the valuation of unsold rights. ICBEF’s lending officers review the quality of the distributors and their contracts, the budget, the producer’s track record, the script, the genre, talent elements, the schedule of advances, and valuation of all distribution rights when considering a new lending opportunity. Generally, ICBEF loans require the borrower to provide a completion bond that guarantees the completion of the film or the payoff of the outstanding balance of the loan in the event the film is not completed. After closing, each requested advance is approved by the bonding company on a regular basis to ensure that ICBEF is not advancing ahead of an agreed-upon cash flow schedule. The loan documentation grants ICBEF the right to impose certain penalties on the borrower and exercise certain other rights, including replacing the sales agent, if sales are not consummated within the appropriate time. Loans are repaid principally from revenue received from distribution contracts. In many instances, the distribution contracts provide for multiple payments payable at certain milestones (such as execution of contract, commencement of principal photography or completion of principal photography). The maturity date of the loan is generally six to nine months after completion of the production. Delivery of the completed production is typically made to the various distributors upon or after their minimum guarantees have been paid in full. To the extent a distributor fails to make payment upon completion of the film, or the predicted level of revenue is less than expected, we may incur a loss if rights cannot be resold for the same amount or other loan collateral cannot cover required loan payments.

ICBEF typically charges its customers an interest rate of three month LIBOR plus a margin (exclusive of loan fees) on the outstanding balance of the loan. Loan fees range from 0.75% to 1.50% with an additional fee up to 7.00% depending on the unsecured amount of the production budget being financed.

At December 31, 2007 and 2006, our entertainment finance portfolio totaled $76.3 million and $74.2 million, respectively, representing 2.4% and 2.5% of our gross loan portfolio as of these dates.  Of these amounts, approximately $14.1 million and $10.3 million, respectively, were issued to producers domiciled outside of the United States.  The foreign loans outstanding at December 31, 2007 were primarily issued to producers located in Australia. Approximately $8.6 million, $5.6 million and $7.7 million of interest income was earned during 2007, 2006 and 2005, respectively, in connection with our entertainment finance portfolio.

Franchise Loans.  During 2005, we closed our franchise lending operations and sold approximately $110.0 million, or 89.0%, of the remaining loans within this portfolio. We do not currently anticipate originating or purchasing franchise loans in the future. Franchise loans are loans to owners of businesses, both franchisors and franchisees, such as fast food restaurants or gasoline retailers that are affiliated with nationally or regionally recognized chains and brand names. Various combinations of land, building, business equipment and fixtures may secure these loans, or they may be a general obligation of the borrower based on an evaluation of the borrower’s business and debt service ability. As of December 31, 2007 and 2006, our franchise loan portfolio was $2.7 million and $9.3 million, respectively, which represented less than one percent of our gross loan portfolio as of those dates.

Loan Underwriting. Initial loan review for potential applications is performed by the Regional Directors and Area Manager of our loan origination offices, in consultation with the Chief Lending Officer, the Chief Operating Officer, Chief Underwriter, and the Chief Credit Officer. Our loan underwriters are responsible for detailed reviews of borrowers, collateral, and loan terms, and prepare a written presentation for every loan application submitted to the real estate loan committee, which is comprised of the following Bank officers:

•Chairman, President, and Chief Executive Officer •Vice Chairman of the Board	•Deputy Managing Director/Director of Portfolio Management •Deputy Managing Director/Eastern Area Manager
•Executive Managing Director/Chief Credit Officer	•Deputy Managing Director/Western Area Manager
•Executive Managing Director/Chief Operating Officer	•Deputy Managing Director/Chief Underwriter
•Senior Managing Director/Chief Lending Officer	•First Vice President/East Coast Credit Executive
•Managing Director/Business Lending Credit

The underwriting standards for loans secured by income producing real estate consider the borrower’s financial resources and ability to repay and the amount and stability of cash flow, if any, from the underlying collateral, to be comparable in importance to the loan-to-value ratio as a repayment source.

All real estate secured loans over $3.0 million must be submitted to the loan committee for approval. At least one loan committee member or designee must personally conduct on-site inspections of any property involved in connection with a real estate loan recommendation of $2.0 million or more for unstabilized properties and $3.0 million for stabilized properties.  Loans up to $750,000 may be approved by any loan committee member. Loans of $750,000 to $2.0 million require approval by any two members of the Bank’s loan committee, while loans in excess of $2.0 million require approval of three loan committee members, one of whom must be the Chief Lending Officer, and only one of whom may be from the Loan Production Unit. Additionally, loans over $3.0 million require the approval of the Chief Credit Officer; and individual loans over $7.5 million, loans resulting in an aggregate borrowing relationship to one borrower in excess of $10.0 million, and all purchased loan pools must be approved by the Executive Committee of the Bank’s Board of Directors.

All entertainment finance loans over $1.0 million are submitted to the business lending loan committee for approval.  All loans must be approved by the Managing Director/Credit Risk Director and loans over $3.0 million must be approved by the Executive Managing Director/Chief Credit Officer.  Individual loans over $7.5 million, loans resulting in an aggregate borrowing relationship to one borrower in excess of $10.0 million, and all purchased loan pools must be approved by the executive committee of the Bank’s Board of Directors.

Our loans are originated on both a non-recourse and full recourse basis and we generally seek to obtain personal guarantees from the principals of borrowers which are single asset or limited liability entities (such as partnerships, corporations or trusts).

The maximum size of a single loan made by the Bank is limited by California law to 25% of the Bank’s equity capital. At December 31, 2007, that limit was approximately $70.0 million. Our largest combined credit extension to related borrowers was $40.3 million at December 31, 2007.  We had three other relationships in excess of $20.0 million at December 31, 2007, with a combined aggregate balance of $72.0 million at that date.  At December 31, 2007, we had a total of 207 extensions of credit, with a combined outstanding principal balance of $818.8 million that were over $5.0 million to a single borrower or related borrowers. All combined extensions of credit over $5.0 million were performing in accordance with their repayment terms, with the exception of two credit relationships aggregating $16.3 million that were on nonaccrual status at December 31, 2007.  At December 31, 2007, we had 3,334 real estate loans outstanding, with an average balance per loan of approximately $942,000.

Servicing and Collections. Our loan portfolio is predominantly serviced by our loan servicing department, which is designed to provide prompt customer service, accurate and timely information for account follow-up, financial reporting and management review.  We monitor our loans to ensure that projects are performing as underwritten. This monitoring allows us to take a proactive approach to addressing projects that do not perform as planned. When payments are not received by their contractual due date, collection efforts begin on the fifteenth day of delinquency with a telephone contact, and proceed to written notices that progress from reminders of the borrower’s payment obligation to an advice that a notice of default may be forthcoming. Accounts delinquent for more than 30 days are reviewed more closely by our asset management department which is responsible for implementing a collection or restructuring plan, or a disposition strategy, and evaluates any potential loss exposure on the asset. Our servicing department has received a primary servicer rating of “SBPS3” by Fitch Ratings. Fitch rates small balance commercial mortgage primary and special servicers on a scale of 1 to 5, with 1 being the highest rating. According to Fitch Ratings the rating reflects the Bank’s experienced servicing management and staff, including asset managers and its longtime experience as a small balance commercial mortgage loan servicer. The special servicer rating was based on our ability to work out, resolve and dispose of small balance commercial mortgage loans and real estate owned (REO) properties.

Competition. We face substantial competition in all phases of our operations, including deposit accounts and loan originations, from a variety of competitors. Our competition for existing and potential customers is principally from community banks, savings and loan associations, industrial banks, real estate financing conduits, specialty finance companies, small insurance companies, and larger banks. Many of these entities enjoy competitive advantages over us relative to a potential borrower in terms of a prior business relationship, wider geographic presence or more accessible branch office locations, the ability to offer additional services or more favorable pricing alternatives, or a lower cost of funds structure. We attempt to offset the potential effect of these factors by providing borrowers with higher interest rates for deposits and greater individual attention and a more flexible and time-sensitive underwriting, approval and funding process than they might obtain elsewhere.

Imperial Capital Real Estate Investment Trust

During 2000, we acquired all of the equity and certain collateralized mortgage obligations (“CMOs”) of the ICCMAC Multi-family and Commercial Trust 1999-1 (“ICCMAC Trust”) through our real estate investment trust subsidiary, Imperial Capital Real Estate Investment Trust (“Imperial Capital REIT”). During 2004, the CMOs were retired and the ICCMAC Trust was dissolved. The remaining outstanding loans were contributed to Imperial Capital REIT. At December 31, 2007, Imperial Capital REIT held net real estate loans of $1.8 million. The cash flow from Imperial Capital REIT loan pool provides cash flow on a monthly basis to ICB.  ICB recognized $171,000 of interest income from the loans held in Imperial Capital REIT during the year ended December 31, 2007.

Non-performing Assets and Other Loans of Concern

At December 31, 2007, non-performing assets totaled $57.4 million or 1.62% of total assets. Non-performing assets consisted of $38.0 million of non-accrual loans and $19.4 million of other real estate and other assets owned consisting of 19 properties.  For additional information regarding non-performing assets see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Credit Risk Elements”.

As of December 31, 2007, we had loans with an aggregate outstanding balance of $27.4 million with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms. This known information may result in the future inclusion of such loans in the non-accrual loan category. All of these loans are classified as substandard pursuant to the regulatory guidelines discussed below.

Classified Assets

Management uses a loan classification system consistent with the classification system used by bank regulatory agencies to help it evaluate the risks inherent in its loan portfolio. Loans are identified as “pass”, “substandard”, “doubtful” or “loss” based upon consideration of all sources of repayment, underlying collateral values, current and anticipated economic conditions, trends and uncertainties, and historical experience. Pass loans are further divided into four additional sub-categories, based on the type and nature of underlying collateral, as well as the borrower’s financial strength and ability to service the debt. Underlying collateral values for real estate dependent loans are supported by property appraisals or evaluations. We review our loan classifications on at least a quarterly basis. At December 31, 2007, we classified $65.4 million of loans as “substandard”, none as “doubtful” and none as “loss” of which, $38.0 million of these classified loans were included in the non-performing assets table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Credit Risk Elements”.

Funding Sources

The primary source of funding for our lending operations and investments are deposits.  Our deposits are federally insured by the FDIC to the maximum extent permitted by law.  At December 31, 2007 deposits totaled $2.2 million of which approximately 86.5% were term deposits that pay fixed rates of interest for periods ranging from 90 days to five years, 11.5% were adjustable rate passbook accounts and adjustable rate money market accounts with limited checking features, and 2.0% were customer demand deposit accounts.

Our retail checking account balance was $43.3 million at December 31, 2007. We generally accumulate deposits by relying on renewals of term accounts by existing depositors, participating in deposit rate surveys which promote the rates offered by us on our deposit products, and periodically advertising in various local market newspapers and other media. Management believes that our deposits are a reliable funding source and that the cost of funds resulting from our deposit gathering strategy is comparable to those of other banks pursuing a similar strategy. However, because we compete for deposits primarily on the basis of rates, we could experience difficulties in attracting deposits if we could not continue to offer deposit rates at levels above those of other financial institutions. Management also believes that any efforts to significantly increase the size of our deposit base may require greater marketing efforts and/or increases in deposit rates. At December 31, 2007, $379.4 million, or 17.4% of total deposits, were brokered deposits.

For information concerning overall deposits outstanding during the periods indicated and the rates paid thereon, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income”.

The Bank also uses advances from the Federal Home Loan Bank or FHLB of San Francisco and borrowings from other unaffiliated financial institutions as funding sources. FHLB advances are collateralized by pledges of qualifying cash equivalents, investment securities, mortgage-backed securities and loans. At December 31, 2007, FHLB advances outstanding totaled $1.0 billion, and the remaining available borrowing capacity, based on the loans and securities pledged as collateral, totaled $415.6 million, net of the $13.2 million of additional FHLB Stock that we would be required to purchase to support the additional borrowings. Additionally, the Bank has a $30.0 million repurchase agreement borrowing from an unaffiliated financial institution that is secured by mortgage-backed securities. As of December 31, 2007, we had an available borrowing capacity under the Federal Reserve Bank of San Francisco credit facility of $178.5 million.  We also had available $131.0 million of uncommitted, unsecured lines of credit with four unaffiliated financial institutions, and a $37.5 million revolving credit facility with an unaffiliated financial institution.  See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Notes 7, 8, and 9”.

Regulation

As a bank holding company, ICB is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”). As a California-chartered commercial bank, the Bank is regulated by the California Department of Financial Institutions (the “DFI”) and the Federal Deposit Insurance Corporation (the “FDIC”).

Holding Company Regulation

Bank holding companies are subject to comprehensive regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, and the regulations of the Federal Reserve Board. As a bank holding company, ICB is required to file reports with the Federal Reserve Board and provide such additional information as the Federal Reserve Board may require. ICB and its non-bank subsidiaries are also subject to examination by the Federal Reserve Board. The Federal Reserve Board has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a bank holding company divest subsidiaries, including its bank subsidiaries. In general, enforcement actions may be initiated for violations of law and regulation as well as unsafe or unsound practices.

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

The minimum ratio of total capital to risk-weighted assets is 8.0%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common shareholders’ equity, including retained earnings, noncumulative perpetual preferred stock, certain trust preferred securities and minority interest in equity accounts of fully consolidated subsidiaries, less goodwill and other specified intangible assets. Tier 1 capital must equal at least 4.0% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt and other hybrid capital instruments, other preferred stock, a limited amount of loan loss reserves and a limited amount of unrealized holding gains on equity securities. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. At December 31, 2007, our ratio of total capital to risk-weighted assets was 11.3% and our ratio of Tier 1 capital to risk-weighted assets was 9.7%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3.0% for certain bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4.0%.  At December 31, 2007, ICB’s required leverage ratio was 4.0% and its actual leverage ratio was 8.4%.

ICB currently is deemed “well capitalized” under the Federal Reserve Board capital requirements. To be well capitalized, a bank holding company must have a ratio of total capital to risk weighted assets of at least 10% and a ratio of Tier 1 capital to risk weighted assets of at least 6.0%.

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

Tier 1 Capital Ratio. FDIC regulations establish a minimum 3.0% ratio of tier 1 capital to total average assets for the most highly-rated state-chartered, FDIC-supervised banks. All other FDIC supervised banks must maintain at least a 4.0% tier 1 capital ratio. At December 31, 2007, the Bank’s required minimum tier 1 capital ratio was 4.0% and its actual tier 1 capital ratio was 8.3%.

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

For purposes of the risk-based capital requirements, “total capital” means tier 1 capital plus supplementary or tier 2 capital, so long as the amount of supplementary or tier 2 capital that is used to satisfy the requirement does not exceed the amount of tier 1 capital. Tier 2 capital includes cumulative and certain other perpetual preferred stock, mandatory convertible subordinated debt and perpetual subordinated debt, mandatory redeemable preferred stock, intermediate-term preferred stock, mandatory convertible subordinated debt and subordinated debt, the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets and a limited amount of unrealized holding gains on securities. At December 31, 2007 the Bank’s required minimum tier 1 risk-based and total capital ratios were 4.0% and 8.0% respectively and its actual was 9.6% and 10.9%, respectively.

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

An institution is treated as “well capitalized” if its total risk based capital ratio is 10.0% or more, its tier 1 risk-based ratio is 6.0% or more, its tier 1 capital ratio is 5.0% or greater, and it is not subject to any order or directive by the FDIC to meet a specific capital level. The Bank exceeded these requirements at December 31, 2007.

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

Deposit Insurance.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund, or DIF, which is administered by the FDIC. The FDIC insures deposits up to the applicable limits and this insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by institutions insured by the FDIC. It also may prohibit any institution insured by the FDIC from engaging in any activity determined by regulation or order to pose a serious risk to the institution. The FDIC also has the authority to initiate enforcement actions against insured institutions and may terminate the deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based upon supervisory and capital evaluations. Well-capitalized institutions (generally those with capital adequacy, asset quality, management, earnings and liquidity, or "CAMELS" composite ratings of 1 or 2) are grouped in Risk Category I and assessed for deposit insurance at an annual rate of between five and seven basis points. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution's individual CAMEL component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are assessed at annual rates of 10, 28 and 43 basis points, respectively. This assessment for the year ended December 31, 2007 was approximately $1.0 million and was offset by a one-time credit assessment allocated to member institutions under the Federal Deposit Insurance Reform Act of 2005. As of December 31, 2007, the remaining assessment credit available to offset our future deposit insurance assessment was $34,000.

The FDIC also collects assessments against the assessable deposits of insured institutions to service the debt on bonds issued during the 1980s to resolve the thrift bailout.  Our expense related to this assessment for the year ended December 31, 2007 was $250,000.

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

Federal Reserve Board regulations require the Bank to maintain non-interest earning reserves against the Bank’s transaction deposit accounts.  Currently, the first $8.5 million of otherwise reservable balances are exempt from the reserve requirement, a 3% reserve requirement applies to balances over $9.3 million up to $43.9 million and a 10% reserve requirement applies to balances over $43.9 million.  The Bank was in compliance with these requirements as of December 31, 2007.

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

Employees

As of December 31, 2007, we had 268 employees. Management believes that its relations with employees are satisfactory. We are not subject to any collective bargaining agreements.

Segment Reporting

Financial and other information regarding our operating segments is contained in Note 17 to our audited consolidated financial statements included in Item 8 of this report.

Internet Website

We maintain a website with the address www.imperialcapitalbancorp.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

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

Changes in the level of interest rates also may negatively affect our ability to originate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

An increase in loan prepayments may adversely affect our profitability.

Prepayment rates are affected by customer behavior, conditions in the real estate and other financial markets, general economic conditions and the relative interest rates on our fixed-rate and adjustable-rate mortgage loans and mortgage-backed securities. Changes in prepayment rates are therefore difficult for us to predict.

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

At December 31, 2007, we had $2.6 billion of loans secured by commercial and multi-family real estate, representing 85.6% of our total real estate loans and 83.1% of our gross loan portfolio.  The income generated from the operation of the property securing the loan is generally considered by us to be the principal source of repayment on this type of loan.  A significant portion of the income producing property lending in which we engage typically involves larger loans to a single borrower and is generally viewed as exposing the lender to a greater risk of loss than one-to-four family residential lending because these loans generally are not fully amortizing over the loan period, but have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.  Income producing property values are also generally subject to greater volatility than residential property values. The liquidation values of income producing properties may be adversely affected by risks generally incident to interests in real property, such as:

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

The national expansion of our real estate loan platform and, in particular, our small balance multi-family real estate loans has led to an increase in the number of these types of loans in our portfolio. Many of these loans are unseasoned and have not been subjected to unfavorable economic conditions.  We have limited experience in originating loans outside the State of California and as a result do not have a significant payment history pattern with which to judge future collectibility. At December 31, 2007, $1.7 billion, or 56.2%, of our real estate secured loans were secured by properties located outside the state of California. As a result, it is difficult to predict the future performance of this portion of our real estate loan portfolio.  These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our profitability.

Our construction loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate.

We originate construction loans for income producing properties, as well as for single family home construction.  At December 31, 2007, construction and land loans totaled $421.1 million, or 13.4% of gross loans receivable.  Residential, including condominium, construction loans consisted of $253.1 million, or 8.0% of our total loan portfolio at December 31, 2007.  Construction lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion.  There are also risks associated with the timely completion of the construction activities for their allotted costs, as a number of factors can result in delays and cost overruns, and the time needed to stabilize income producing properties or to sell residential tract developments.  Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

A slowdown in the commercial and residential real estate markets may have a negative impact on earnings and liquidity position.

The overall credit quality of our construction loan portfolio is impacted by trends in commercial and residential real estate prices. We continually monitor changes in key regional and national economic factors because changes in these factors can impact our construction loan portfolio and the ability of our borrowers to repay their loans.  Across the United States over the past year, commercial and residential real estate markets have experienced significant adverse trends, including accelerated price depreciation.  These conditions led to significant increases in loan delinquencies and credit losses, as well as increases in loan loss provisions, which in turn have had a negative affect on earnings for many banks across the country.  Likewise, we have also experienced loan delinquencies in our construction loan portfolio.  The current slowdown in commercial and residential real estate markets may continue to negatively impact real estate values and the ability of our borrowers to liquidate properties.  Despite reduced sales prices, the lack of liquidity in the commercial and residential real estate markets and tightening of credit standards within the banking industry may continue to diminish all sales, further reducing our borrowers’ cash flows and weakening their ability to repay their debt obligations to us.  As a result, we may experience a further negative material impact on our earnings and liquidity positions.

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

Through ICBEF, we originate entertainment finance loans to independent producers of film and television on a senior secured basis.  Although these loans are typically collateralized by a mortgage of copyright, security agreements and assigned sales contracts, the primary source of repayment is the revenue received by the borrower from the licensing of distribution rights.  For this reason, our credit decisions are based in part on the creditworthiness and reputation of the producer, sales agent and distributors who have contracted to distribute the films.  In many instances, the distribution contracts provide for multiple payments payable at certain milestones (such as execution of contract, commencement of principal photography or completion of principal photography). The maturity date of the loan is generally six to nine months after completion of the production.  To the extent a distributor fails to make payment upon completion of the film, or the predicted level of revenue is less than expected, we may incur a loss if rights cannot be resold for the same amount or other loan collateral cannot cover required loan payments.

Negative events in certain geographic areas, particularly California, could adversely affect us.

Although we have significantly increased the geographic diversification of our loan portfolio since commencing our national expansion, our real estate loans remain heavily concentrated in the State of California, with approximately 43.8% of our real estate loans as of December 31, 2007 secured by collateral and made to borrowers in that state.  In addition, as of that date, approximately 5.6%, 4.3%, 3.4%, 4.4% and 11.1% of our real estate loans were secured by collateral and made to borrowers in the States of Arizona, Florida, Georgia, New York and Texas, respectively. We have no other state geographic concentration of loans in excess of three percent of our total gross loan portfolio. A worsening of economic conditions in California or in any other state in which we have a significant concentration of borrowers could have a material adverse effect on our business, by reducing demand for new financings, limiting the ability of customers to repay existing loans, and impairing the value of our real estate collateral and real estate owned properties. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as earthquakes, tornados and hurricanes.

Our wholesale funding sources may prove insufficient to replace deposits and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers.  As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources include brokered certificates of deposit, repurchase agreements, federal funds purchased and Federal Home Loan Bank advances.  Adverse operating results or changes in industry conditions could lead to an inability to replace these additional funding sources at maturity.  Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our profitability would be adversely affected.

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

It is impossible to predict the extent to which terrorist activities may occur in the United States or other regions, or their effect on a particular security issue. It is also uncertain what affects any past or future terrorist activities and/or any consequent actions on the part of the United States government and others will have on the United States and world financial markets, local, regional and national economics, and real estate markets across the United States. Among other things, reduced investor confidence could result in substantial volatility in securities markets, a decline in general economic conditions and real estate related investments and an increase in loan defaults. Such unexpected losses and events could materially affect our results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following sets forth our material facilities as of December 31, 2007.

Locations	Office Uses	Square Footage	Year Current Lease Term Expires

La Jolla, CA	Corporate Headquarters	21,903	2008
Glendale, CA	Loan Operations Division/Loan Administration/Asset Management/Operations Support	28,467	2012
New York, NY	East Coast Corporate Headquarters	3,810	2009
Century City, CA	ICB Entertainment Finance	7,003	2008
Glendale, CA	Bank Branch	4,791	2012
Encino, CA	Bank Branch	5,145	2009
San Francisco, CA	Bank Branch	5,005	2014
Costa Mesa, CA	Bank Branch	3,850	2011
San Diego, CA	Bank Branch	3,046	2011
Beverly Hills, CA	Bank Branch	2,218	2010
Carson City, NV	Bank Branch	3,000	2008
Baltimore, MD	Bank Branch	3,467	2013
Las Vegas, NV (1)	Bank Branch	5,400	2014
Walnut Creek, CA	Loan Origination Office	2,220	2009
Boston, MA	Loan Origination Office	3,309	2009
Atlanta, GA	Loan Origination Office	3,148	2008
Red Bank, NJ	Loan Origination Office	1,800	2009
Houston, TX	Loan Origination Office	3,420	2011
_______________
(1)  The Las Vegas bank branch is scheduled to open in 2008.

For additional information regarding our premises, see “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements - Note 5”.

In February 2008, we relocated our ICB Entertainment Finance office to Glendale, CA and increased the Glendale space currently occupied by our loan operations and loan administration departments. The combined additional space occupied by these divisions is 12,516 square feet with a lease expiration of 2012.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

In December 2006, we filed an application and received approval to list our common stock on the New York Stock Exchange (“NYSE”). Our common stock began trading on the NYSE on December 29, 2006 under the symbol “IMP”. Prior to trading on the NYSE, our common stock traded on the NASDAQ Global Select Market under the symbol “ITLA”. As of March 3, 2008, there were 108 holders of record of ICB’s common stock representing an estimated 1,119 beneficial shareholders with a total of 5,426,760 shares outstanding.

The following table sets forth, for the periods indicated, the range of high and low trade prices for ICB’s common stock and the cash dividends declared per share. Stock price data reflects inter-dealer prices, without retail mark-up, mark-down or commission.

	Market Price			Average Daily
	High	Low	Close	Closing Price
2007 4th Quarter	$28.29	$17.43	$18.30	$21.94
3rd Quarter	54.11	27.51	28.25	39.14
2nd Quarter	55.59	48.00	52.12	51.62
1st Quarter	61.95	47.50	52.02	54.94
2006 4th Quarter	$58.96	$50.75	$57.91	$54.91
3rd Quarter	55.15	49.10	53.76	51.76
2nd Quarter	52.93	46.14	52.58	49.55
1st Quarter	50.20	44.65	48.22	47.28

Cash dividends declared per share	2007	2006
1st Quarter	$0.16	$0.15
2nd Quarter	0.16	0.15
3rd Quarter	0.16	0.15
4th Quarter	0.16	0.15
Total	$0.64	$0.60

As a bank holding company, ICB’s ability to pay dividends may be affected by regulations, including those governing the payment of dividends by the Bank to ICB, which could be a source of funds for any dividends paid by ICB, as well as by the policies of the Federal Reserve Board. Under federal regulations, the dollar amount of dividends the Bank may pay depends upon its capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed under state law and FDIC regulations.

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

We expect to pay a cash dividend of $0.16 per share for each quarter in 2008; however, there can be no assurance as to future dividends because they are dependent on our future earnings, capital requirements and financial condition. See “Item 1. Business—Regulation” and Note 15 to our consolidated financial statements included in Item 8 of this report.

Stock Repurchases

The following table sets forth the repurchases of our common stock for the fiscal quarter ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2007 to October 31, 2007	—	$—	—	110,486
November 1, 2007 to November 30, 2007	—	—	—	110,486
December 1, 2007 to December 31, 2007	—	—	—	110,486
Total	—	$—	—	110,486
_______________
(1)
There were no repurchases under the twelfth extension of our stock repurchase program during the three months ended December 31, 2007.  The twelfth extension was announced on March 14, 2006, and authorized the repurchase of an additional 5% of the outstanding shares as of the authorization date.  At December 31, 2007, a total of 110,486 shares remained available for repurchase under this extension.

Performance Graph

The following graph compares the performance of our Common Stock with that of the New York Stock Exchange Composite Index, the NASDAQ Composite Index (U.S. Companies) and the SNL Bank Index over a five year period through December 31, 2007. The comparison assumes $100 was invested on December 31, 2002 in our Common Stock and in each of the foregoing indices and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Imperial Capital Bancorp, Inc.	100.00	150.77	176.92	147.01	176.28	56.86
NYSE Composite	100.00	127.92	146.23	156.39	184.33	197.74
NASDAQ Composite (1)	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank Index	100.00	134.90	151.17	153.23	179.24	139.28
_______________
(1) The NASDAQ Composite Index was used in our last performance graph, and is used again in this performance graph, because our Common Stock traded on the New York Stock Exchange for only one day in 2006.

Item 6. Selected Financial Data

The following condensed consolidated statements of operations and financial condition and selected performance ratios as of December 31, 2007, 2006, 2005, 2004, and 2003 and for the years then ended have been derived from our audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	For the years ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Condensed Consolidated Statements of Operations
Total interest income	$251,271	$226,501	$178,158	$124,954	$115,977
Total interest expense	164,583	132,075	86,486	41,418	30,867
Net interest income before provision for loan losses	86,688	94,426	91,672	83,536	85,110
Provision for loan losses	11,077	5,000	10,250	4,725	7,760
Net interest income after provision for loan losses	75,611	89,426	81,422	78,811	77,350
Non-interest income (1)	3,133	2,772	6,574	14,508	15,240
Non-interest expense:
Compensation and benefits	23,899	21,265	21,737	21,444	18,870
Occupancy and equipment	7,832	7,439	7,177	5,924	4,839
Other general and administrative expenses	19,633	17,743	17,344	14,666	13,006
Other real estate and other assets owned expense, net	1,125	369	193	712	1,212
Total non-interest expense	52,489	46,816	46,451	42,746	37,927
Income before provision for income taxes and minority interest in income of subsidiary	26,255	45,382	41,545	50,573	54,663
Minority interest in income of subsidiary (2)(3)	—	—	—	—	6,083
Income before provision for income taxes	26,255	45,382	41,545	50,573	48,580
Provision for income taxes	10,635	18,493	17,482	19,948	18,946
NET INCOME	$15,620	$26,889	$24,063	$30,625	$29,634
BASIC EARNINGS PER SHARE	$2.85	$4.83	$4.19	$5.04	$4.91
DILUTED EARNINGS PER SHARE	$2.81	$4.71	$4.04	$4.75	$4.55

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Condensed Consolidated Statements of Financial Condition
Cash and cash equivalents	$8,944	$30,448	$93,747	$87,580	$178,318
Investment securities available-for-sale, at fair value	117,924	99,527	92,563	66,845	53,093
Investment securities held-to-maturity, at amortized cost	159,023	193,512	233,880	296,028	—
Stock in Federal Home Loan Bank	53,497	48,984	43,802	23,200	17,966
Loans, net	3,125,072	2,973,368	2,523,480	1,793,815	1,505,424
Interest receivable	20,841	20,753	16,287	10,695	8,958
Other real estate and other assets owned, net	19,396	6,729	3,960	—	7,048
Premises and equipment, net	8,550	7,851	6,718	6,645	5,766
Deferred income taxes	12,148	11,513	12,717	10,468	11,609
Goodwill	3,118	3,118	3,118	3,118	3,118
Other assets	22,706	19,707	20,924	19,677	26,915
Total Assets	$3,551,219	$3,415,510	$3,051,196	$2,318,071	$1,818,215
Deposit accounts	$2,181,858	$2,059,405	$1,735,428	$1,432,032	$1,147,017
Federal Home Loan Bank advances and other borrowings	1,021,235	1,010,000	992,557	584,224	378,003
Account payable and other liabilities	33,959	38,168	32,130	20,491	19,696
Junior subordinated debentures (3)	86,600	86,600	86,600	86,600	86,600
Shareholders’ equity	227,567	221,337	204,481	194,724	186,899
Total Liabilities and Shareholders’ Equity	$3,551,219	$3,415,510	$3,051,196	$2,318,071	$1,818,215
Book value per share	$44.22	$42.07	$37.85	$35.09	$31.30
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

(3)
As a result of our adoption of FASB Interpretation No. 46 (revised) issued by the Financial Accounting Standards Board effective December 31, 2003, we de-consolidated the trusts which issued our trust preferred securities.  The effect of this was to recognize investments in the trusts in other assets, to report the amount of junior subordinated debentures we issued to these trusts as a liability in our consolidated balance sheets and, beginning on the date of adoption, to recognize the interest expense on the junior subordinated debentures in our consolidated statements of income.  Prior to the de-consolidation, we reported our trust preferred securities in the mezzanine section of our balance sheet as “guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures” and recognized distributions paid to the holders of the trust preferred securities as “minority interest in income of subsidiary” in our consolidated statements of income.

	As of and for the years ended December 31,
	2007	2006	2005	2004	2003
Selected Performance Ratios
Return on average assets	0.45%	0.86%	0.90%	1.47%	1.71%
Return on average shareholders’ equity	6.88%	12.75%	12.12%	15.44%	16.88%
Net interest margin (1)	2.51%	3.06%	3.43%	4.12%	5.03%
Average interest earning assets to average interest bearing liabilities	107.74%	108.21%	109.32%	127.50%	135.03%
Efficiency ratio (2)	57.18%	47.79%	47.08%	42.87%	36.59%
Total general and administrative expense to average assets	1.47%	1.49%	1.73%	2.02%	2.29%
Average shareholders’ equity to average assets	6.52%	6.78%	7.39%	9.51%	11.16%
Dividend payout ratio (3)	22.78%	12.74%	—	—	—
Nonperforming assets to total assets	1.62%	0.97%	0.92%	0.63%	0.86%
Allowance for loan losses to loans held for investment, net (4)	1.51%	1.53%	1.71%	1.94%	2.14%
Allowance for loan loss to nonaccrual loans	125.87%	175.40%	180.59%	242.17%	392.26%
Net charge-offs to average loans held for investment, net	0.30%	0.10%	0.09%	0.16%	0.52%
____________
(1)	Net interest margin represents net interest income divided by total average interest earning assets.
(2)	Efficiency ratio represents general and administrative expenses divided by non-interest income and net interest income before provision for loan losses.
(3)	Dividends declared per common share as a percentage of net income per diluted share.
(4)	Loans held for investment, net, represent loans before allowance for loan losses.

The following table includes supplementary quarterly operating results and per share information for the past two years. The data presented should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with “Item 8. Financial Statements and Supplementary Data” included elsewhere in this report.

Quarterly Operations (Unaudited)

	For the Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2007
Interest income	$63,332	$62,983	$62,699	$62,257
Interest expense	39,343	41,166	42,021	42,053
Net interest income before provision for loan losses	23,989	21,817	20,678	20,204
Provision for loan losses	750	500	5,266	4,561
Non-interest income	716	843	949	625
General and administrative expense	12,421	11,903	13,255	13,785
Total real estate and other assets owned expense, net	163	195	199	568
Provision for income taxes	4,634	4,024	1,193	784
Net income	6,737	6,038	1,714	1,131
Basic earnings per share	$1.22	$1.10	$0.31	$0.21
Diluted earnings per share	$1.19	$1.08	$0.31	$0.21
2006
Interest income	$51,428	$55,760	$59,130	$60,183
Interest expense	28,518	31,776	34,840	36,941
Net interest income before provision for loan losses	22,910	23,984	24,290	23,242
Provision for loan losses	750	1,500	1,500	1,250
Non-interest income	717	607	578	870
General and administrative expense	12,037	11,833	11,474	11,103
Total real estate owned expense, net	106	(177)	287	153
Provision for income taxes	4,402	4,689	4,759	4,643
Net income	6,332	6,746	6,848	6,963
Basic earnings per share	$1.13	$1.22	$1.24	$1.26
Diluted earnings per share	$1.10	$1.18	$1.20	$1.22

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

We establish the ALL amount separately for two different risk groups (1) individual loans (loans with specifically identifiable risks); and (2) homogeneous loans (groups of loan with similar characteristics). We base the allocation for individual loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. We then assign each risk-rating grade a loss ratio, which is determined based on the experience of management and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or based on the underlying collateral value. Based on historical loss experience, as well as management’s experience with similar loans, we also assign loss ratios to groups of loans.  These loss ratios are assigned to the various homogenous categories of the portfolio.

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

Other Real Estate and Other Assets Owned.  Properties and other assets acquired through foreclosure, or in lieu of foreclosure, are transferred to the other real estate and other owned portfolio and initially recorded at estimated fair value less the estimated costs to sell the property. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or estimated fair value less the estimated costs of disposition. The fair value of other real estate and other owned is generally determined from appraisals obtained from independent appraisers.

Adoption and Pending Adoption of Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” — an amendment of SFAS Nos. 133 and 140.  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement was effective for us on January 1, 2007. The adoption of SFAS No. 155 did not have a material impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement was effective for us on January 1, 2007. The adoption of SFAS No. 156 did not have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for us on January 1, 2008.  The adoption of SFAS No. 157 did not have a material impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us on January 1, 2008.  The adoption of SFAS No. 159 did not have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB Statement No. 51.”  SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on our financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements. FIN 48 was effective for us on January 1, 2007.  The adoption of FIN 48 did not have a material impact on our financial condition or results of operations.

Executive Summary

The following discussion and analysis is intended to identify the major factors that influenced our financial condition as of December 31, 2007 and 2006 and our results of operations for the years ended December 31, 2007, 2006 and 2005. Our primary business involves the acceptance of customer deposits and the origination and purchase of loans secured by income producing real estate and, to a lesser extent, the origination of entertainment finance loans.

Consolidated net income in 2007 was $15.6 million, or $2.81 per diluted share, compared to $26.9 million, or $4.71 per diluted share in 2006 and $24.1 million, or $4.04 per diluted share in 2005.  The decrease in net income in 2007 was primarily due to a decrease in net interest income before provision for loan losses, which decreased 8.2% to $86.7 million during the year ended December 31, 2007, compared to $94.4 million for the prior year.  This decrease was primarily due to the decline in the yield earned on our loan portfolio, as higher yielding loans have paid-off and were replaced by loan production that was originated at lower spreads over our cost of funds due to competitive pricing pressures. Net interest income was further negatively impacted by the increase in our cost of funds as deposits and all other interest bearing liabilities repriced to higher market interest rates, partially offset by the growth in the average balance of our loan portfolio.  Net income was further impacted by a $6.1 million increase in the provision for loan losses recorded during 2007 compared to the prior year.  The provision recorded during 2007 reflected an $11.7 million net increase in our non-performing loans during the year.  As a percentage of our total loan portfolio, the amount of non-performing loans was 1.20% and 0.88% at December 31, 2007 and 2006, respectively. With the housing and secondary mortgage markets continuing to deteriorate and showing no signs of stabilizing in the near future, we continue to aggressively monitor our real estate loan portfolio, including our commercial and residential construction loan portfolio. Our construction and land loan portfolio at December 31, 2007 totaled $421.1 million, of which $253.1 million were residential and condominium construction loans, representing 8.0% of our total loan portfolio. At December 31, 2007, we had $8.8 million of non-performing lending relationships within our construction loan portfolio, consisting of two condominium construction projects located in Corona, California and Portland, Oregon. Net income was also impacted by a $5.7 million increase in non-interest expense incurred during the year as compared to the prior year. The increase related to the additional costs incurred in connection with operating the national expansion of our small balance multi-family lending platform, as well as increased marketing costs.

Total loan production, including the unfunded portion of loans, was $1.2 billion for the year ended December 31, 2007, as compared to $1.6 billion, for each of the years ended December 31, 2006 and 2005. Loan production in 2007 consisted of the origination of $721.5 million of commercial real estate loans, $331.9 million of small balance multi-family real estate loans and $114.4 million of entertainment finance loans, and the acquisition of $47.3 million of commercial and multi-family real estate loans by our wholesale loan operations. Total loan production declined in 2007 due to a reduction in wholesale loan acquisitions primarily related to a lack of loan pools being offered to us that met our pricing and credit requirements.

Our average total assets increased approximately 11.9% during 2007 to $3.5 billion. Average cash and investment securities totaled $356.6 million in 2007 compared to $419.8 million in 2006, a decrease of $63.2 million, or 15.0%. Average loans receivable totaled $3.1 billion in 2007 compared to $2.7 billion in 2006, an increase of $432.4 million, or 16.2%. Average interest bearing deposit accounts totaled $2.1 billion in 2007 compared to $1.8 billion in 2006, an increase of $270.6 million, or 14.7%. FHLB advances and other borrowings averaged $1.0 billion in 2007, compared to $926.9 million in 2006, an increase of $84.5 million, or 9.1%.

The allowance for loan losses as a percentage of our total loans was 1.5% at December 31, 2007 and 2006.  During the year ended December 31, 2007, we had net charge-offs of $9.3 million, compared to $2.8 million during the prior year.

At December 31, 2007, shareholders' equity totaled $227.6 million, or 6.4% of total assets.  During 2007, we increased our regular quarterly cash dividend from $0.15 to $0.16 per share. During the year, we declared total dividends of $0.64 per share, or approximately $3.5 million in total.  For the year ended December 31, 2007, we repurchased 187,475 shares at an average price of $47.42 per share.  Since beginning share repurchases in April 1997, a total of 3.7 million shares have been repurchased, returning approximately $110.0 million of capital to our shareholders at an average price of $29.59 per share.  Through our stock repurchase program, all of our contributed capital has been returned to shareholders.  ICB’s book value per share of common stock was $44.22 as of December 31, 2007, an increase of 5.1% from $42.07 per share as of December 31, 2006.

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

	Years Ended December 31,
	2007			2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Cash and investment securities	$356,608	$17,522	4.91%	$419,762	$19,181	4.57%	$432,774	$18,438	4.26%
Real estate loans (1)	3,011,179	222,607	7.39%	2,588,452	200,322	7.74%	2,016,691	141,061	6.99%
Franchise loans (1)	4,476	1,503	33.58%	11,578	475	4.10%	121,768	9,972	8.19%
Entertainment finance loans (1)	73,947	8,587	11.61%	59,262	5,620	9.48%	89,420	7,724	8.64%
Commercial and other loans (1)	11,053	1,052	9.52%	8,962	903	10.08%	11,382	963	8.46%
Total loans receivable	3,100,655	233,749	7.54%	2,668,254	207,320	7.77%	2,239,261	159,720	7.13%
Total interest earning assets	3,457,263	$251,271	7.27%	3,088,016	$226,501	7.33%	2,672,035	$178,158	6.67%
Non-interest earning assets	70,491			70,936			51,549
Allowance for loan losses	(45,265)			(46,366)			(37,978)
Total assets	$3,482,489			$3,112,586			$2,685,606
Liabilities and Shareholders’ Equity
Interest bearing demand accounts	$25,381	$922	3.63%	$29,047	$836	2.88%	$51,684	$1,236	2.39%
Money market and passbook accounts	238,231	11,779	4.94%	207,962	9,379	4.51%	177,213	5,308	3.00%
Time certificates	1,847,220	97,410	5.27%	1,603,210	74,941	4.67%	1,421,415	47,263	3.33%
Total interest bearing deposit accounts	2,110,832	110,111	5.22%	1,840,219	85,156	4.63%	1,650,312	53,807	3.26%
FHLB advances and other borrowings	1,011,461	46,134	4.56%	926,916	38,722	4.18%	707,391	25,508	3.61%
Junior subordinated debentures	86,600	8,338	9.63%	86,600	8,197	9.47%	86,600	7,171	8.28%
Total interest bearing liabilities	3,208,893	$164,583	5.13%	2,853,735	$132,075	4.63%	2,444,303	$86,486	3.54%
Non-interest bearing demand accounts	10,657			12,738			27,671
Other non-interest bearing liabilities	35,988			35,173			15,086
Shareholders’ equity	226,951			210,940			198,546
Total liabilities and shareholders’ equity	$3,482,489			$3,112,586			$2,685,606
Net interest spread (2)			2.14%			2.70%			3.13%
Net interest income before provisions for loan losses		$86,688			$94,426			$91,672
Net interest margin (3)			2.51%			3.06%			3.43%
_______________
(1)
Before allowance for loan losses and net of deferred loan fees and costs. Net loan fee accretion of $2.4 million, $2.8 million and $2.9 million was included in net interest income for 2007, 2006 and 2005, respectively.

(2)	Average yield on interest earning assets minus average rate paid on interest bearing liabilities.
(3)	Net interest income divided by total average interest earning assets.

Our primary source of revenue is net interest income. Our net interest income is affected by (a) the difference between the yields earned on interest earning assets, including loans and investments, and the interest rates paid on interest bearing liabilities, including deposits and borrowings, which is referred to as “net interest spread”, and (b) the relative amounts of interest earning assets and interest bearing liabilities. As of December 31, 2007, 2006 and 2005, our ratio of average interest earning assets to average interest bearing liabilities was 107.7%, 108.2% and 109.3%, respectively.

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

	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest and fees earned on:
Loans, net	$32,725	$(6,296)	$26,429	$32,413	$15,187	$47,600
Cash and investment securities	(3,020)	1,361	(1,659)	(567)	1,310	743
Total increase (decrease) in interest income	29,705	(4,935)	24,770	31,846	16,497	48,343
Interest paid on:
Deposit accounts	13,370	11,585	24,955	6,739	24,610	31,349
FHLB advances and other borrowings	3,712	3,700	7,412	8,758	4,456	13,214
Junior subordinated debentures	—	141	141	—	1,026	1,026
Total increase in interest expense	17,082	15,426	32,508	15,497	30,092	45,589
Increase (decrease) in net interest income	$12,623	$(20,361)	$(7,738)	$16,349	$(13,595)	$2,754

2007 Compared to 2006

Net Interest Income

Net interest income before provision for loan losses decreased to $86.7 million for the year ended December 31, 2007, compared to $94.4 million for the prior year, a decrease of 8.2%. This decrease was primarily due to the growth in the average balance of our interest bearing deposits and the increase in our cost of funds as deposits and all other interest bearing liabilities repriced to higher market interest rates. Net interest income was further negatively impacted by the decline in the yield earned on our real estate loan portfolio, as higher yielding loans have paid-off and were replaced by loan production that was originated at lower spreads over our cost of funds due to competitive pricing pressures partially offset by the growth in the average balance of our loan portfolio.

The average yield on our total loan portfolio was 7.54% in 2007 compared to 7.77% in 2006.  The average yield on our real estate loan portfolio was 7.39% in 2007 compared to 7.74% in 2006.  A significant portion of our loan portfolio is comprised of adjustable rate loans indexed to either six month LIBOR or the Prime Rate, most with interest rate floors and caps below and above which the loan’s contractual interest rate may not adjust.  Approximately 49.3% of our loan portfolio was comprised of adjustable rate loans at December 31, 2007, and approximately 46.5% of the loan portfolio was comprised of hybrid loans, which after an initial fixed rate period of three or five years, will convert to an adjustable interest rate for the remaining term of the loan.  As of December 31, 2007, our hybrid loans had a weighted average of 2.3 years remaining until conversion to an adjustable rate loan.  Our adjustable rate loans generally reprice on a quarterly or semi-annual basis with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan.  At December 31, 2007, approximately $2.7 billion, or 85.0%, of our adjustable and hybrid loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates.  At December 31, 2007, the weighted average floor interest rate of these loans was 7.31%.  At that date, approximately $251.9 million, or 7.9%, of these loans were at the floor interest rate.  At December 31, 2007, 42.0% of the adjustable rate loans outstanding had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on our adjustable rate loan portfolio was 11.80% at that date.  At December 31, 2007, none of the loans in our adjustable rate loan portfolio were at their cap rate.

Interest expense on interest bearing liabilities increased $32.5 million, or 24.6%, to $164.6 million in 2007 compared to $132.1 million in 2006. The increase was primarily due to an increase in interest expense on deposits and FHLB advances and other borrowings.  Interest expense from deposit accounts increased $24.9 million, or 29.3%, to $110.1 million in 2007 compared to $85.2 million in 2006 due to the growth in interest bearing deposits during 2007 and the increase in the average rate paid on deposits as a result of higher market interest rates as compared to the prior year.  The average rate paid on deposits was 5.22% in 2007 compared to 4.63% in 2006.

Interest expense on FHLB advances and other borrowings increased $7.4 million, or 19.1%, to $46.1 million in 2007 compared to $38.7 million in 2006. This increase was caused by additional borrowings utilized to finance lending activities during the year, as well as an increase in the average rate paid as matured borrowings were replaced with new borrowings at higher market interest rates. The average balance of FHLB advances and other borrowings increased $84.5 million, or 9.1%, to $1.0 billion in 2007 compared to $926.9 million in 2006. The rate paid on FHLB advances and other borrowings was 4.56% in 2007 as compared to 4.18% in 2006.

Provision for Loan Losses

The provision for loan losses was $11.1 million for the year ended December 31, 2007, compared to $5.0 million for the prior year. These provisions for loan losses were recorded to provide reserves adequate to support known and inherent losses in our loan portfolio and for specific reserves as of December 31, 2007 and 2006, respectively.  The increase in provision for loan losses during the year was primarily due to the net increase in our non-performing loans. Non-performing loans as of December 31, 2007 were $38.0 million, compared to $26.3 million at December 31, 2006. The increase in non-performing loans during the year ended December 31, 2007 consisted of the addition of $85.3 million of non-performing loans, partially offset by paydowns received of $27.0 million, charge-offs of $10.9 million and loan upgrades of $17.8 million from non-performing to performing status. Non-performing loans were also impacted by the foreclosure and transfer of $17.9 million of non-performing loans to other real estate and other assets owned during the year.  As of December 31, 2007 as compared to December 31, 2006, the net increase in non-performing loans primarily consisted of $8.8 million of construction real estate loans consisting of two condominium construction projects located in Corona, California and Portland, Oregon and $15.0 million of commercial and multi-family loans, partially offset by decreases of $4.5 million of franchise loans and $7.6 million of entertainment finance loans. As a percentage of our total loan portfolio, the amount of non-performing loans was 1.20% and 0.88% at December 31, 2007 and 2006, respectively.  See also “Credit Risk Elements – Allowance for Loan Losses and Nonperforming Assets”.

Non-interest Income

Non-interest income was $3.1 million for the year ended December 31, 2007, compared to $2.8 million for the prior year. Non-interest income primarily consisted of late fees and other related fee income earned on customer accounts.

Non-interest Expense

General and Administrative Expense

General and administrative expenses increased to $51.4 million for the year ended December 31, 2007, compared to $46.4 million for the prior year.  Our efficiency ratio (defined as general and administrative expenses as percentage of net revenue) was 57.2% for the year ended December 31, 2007, compared to 47.8% for the same period last year.  Full time equivalent associates averaged 271 in 2007 compared to 259 in 2006.  The increase related to the additional costs incurred in connection with operating the national expansion of our small balance multi-family lending platform, as well as increased marketing.

Income Taxes

Provision for income taxes decreased to $10.6 million in 2007 compared to $18.5 million in 2006.  The decrease in provision for income taxes was primarily due to the decrease in taxable income earned in 2007.  The effective tax rate was 40.51% and 40.75%, respectively, for 2007 and 2006.

At December 31, 2007, we had a net deferred tax asset of $12.1 million.  The deferred tax asset related primarily to loan loss provisions recognized on our financial statements that have not yet been recognized on our income tax returns.  During 2007 and 2006, we had no deferred tax assets relating to net operating loss carryforward deductions. The deferred tax assets were considered fully realizable. Accordingly, no valuation allowance on the deferred tax assets was established in 2007 and 2006.

2006 Compared to 2005

Net Interest Income

Net interest income before provision for loan losses increased to $94.4 million for the year ended December 31, 2006, compared to $91.7 million for 2005, an increase of 3.0%. The increase was primarily caused by an increase in interest income, attributable to the significant growth in the average balance of our loan portfolio and adjustable rate loans repricing to higher market interest rates. The increase in interest income was partially offset by additional interest expense incurred due to the likewise significant growth in the average balance of our interest bearing liabilities as compared to 2005, deposits and other interest bearing liabilities repricing to higher market interest rates, and the addition of new borrowings.

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

Interest expense on interest bearing liabilities increased $45.6 million, or 52.7%, to $132.1 million in 2006 compared to $86.5 million in 2005. The increase was primarily due to an increase in interest expense on deposits and FHLB advances and other borrowings.  Interest expense from deposit accounts increased $31.3 million, or 58.3%, to $85.2 million in 2006 compared to $53.8 million in 2005 due to the growth in interest bearing deposits during 2006 and the increase in the average rate paid on deposits as a result of higher market interest rates as compared to the prior year.  The average rate paid on deposits was 4.63% in 2006 compared to 3.26% in 2005.

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

Provision for Loan Losses

The provision for loan losses was $5.0 million for the year ended December 31, 2006, compared to $10.3 million for 2005. These provisions for loan losses were recorded to provide reserves adequate to support known and inherent losses in our loan portfolio and for specific reserves as of December 31, 2006 and 2005, respectively.  The provision recorded during 2005 reflected the impact of a $29.3 million increase in our other loans of concern, a $9.6 million increase in non-performing loans during the year and a 40.3% increase in our loan portfolio.  Despite the significant continued growth in the size of our overall loan portfolio during 2006, the level of other loans of concern and non-performing loans remained relatively flat in 2006 compared to the prior year.  Other loans of concern were $67.0 million and $66.4 million, respectively, at December 31, 2006 and 2005.  Non-performing loans totaled $26.3 million and $24.3 million, respectively, at December 31, 2006 and 2005.  As a percentage of our total loan portfolio, the amount of other loans of concern and non-performing loans decreased to 2.22% and 0.88%, respectively, at December 31, 2006, compared to 2.32% and 0.95%, respectively, at December 31, 2005.

Non-interest Income

Non-interest income was $2.8 million for the year ended December 31, 2006, compared to $6.6 million for 2005. In 2005, we recorded a $4.9 million gain in connection with the sale of substantially all of our franchise loan portfolio. There were no comparable loan sales in 2006.

Non-interest Expense

General and Administrative Expense

General and administrative expenses increased to $46.4 million for the year ended December 31, 2006, compared to $46.3 million for 2005.  Our efficiency ratio (defined as general and administrative expenses as percentage of net revenue) was 47.8% for the year ended December 31, 2006, compared to 47.1% for 2005.  Full time equivalent associates averaged 259 in 2006 compared to 244 in 2005.

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

Financial Condition

At December 31, 2007 Compared with December 31, 2006

Total assets increased by $135.7 million, or 4.0%, to $3.6 billion at December 31, 2007 compared to $3.4 billion at December 31, 2006.  The increase in total assets was primarily due to a $153.4 million increase in our loan portfolio, an $18.4 million increase in investment securities available-for-sale and a $12.7 million increase in other real estate and other assets owned, partially offset by a $34.5 million decline in investment securities held-to-maturity and a $21.5 million decrease in cash and cash equivalents.  The increase in the loan portfolio was primarily due to our loan production, partially offset by loan repayments, as well as loan prepayments, received during the year.  In addition, our other real estate and other assets owned increased by $12.7 million during the current year to $19.4 million.  At December 31, 2007, we owned 19 properties, consisting of $2.8 million of commercial real estate, $9.5 million of multi-family real estate, $2.0 million of condominium conversion construction and $5.1 million of entertainment finance assets.  The growth in assets was primarily funded by the increase in deposits of $122.5 million and an increase in FHLB advances and other borrowings of $11.2 million.  The increase in shareholders’ equity was primarily due to the retention of net income and a $2.9 million increase in contributed capital, which was primarily related to the exercise of stock options, partially offset by treasury stock purchases of $9.1 million and cash dividends of $3.5 million.

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

Loans Receivable, Net

The following table shows the comparison of our loan portfolio by major categories as of the dates indicated.

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Real estate loans	$2,627,801	$2,524,182	$2,144,403	$1,386,042	$1,195,150
Construction and land loans	421,110	370,473	312,901	185,138	131,119
Total real estate loans	3,048,911	2,894,655	2,457,304	1,571,180	1,326,269
Entertainment finance loans	76,342	74,204	66,514	99,729	98,630
Franchise loans	2,718	9,334	13,705	137,477	102,128
Commercial and other loans	14,631	9,346	7,264	11,931	6,869
	3,142,602	2,987,539	2,544,787	1,820,317	1,533,896
Unamortized premium	13,776	18,138	14,582	6,346	5,429
Deferred loan origination costs (fees), net	16,477	13,740	7,928	2,635	(500)
	3,172,855	3,019,417	2,567,297	1,829,298	1,538,825
Allowance for loan losses	(47,783)	(46,049)	(43,817)	(35,483)	(33,401)
	$3,125,072	$2,973,368	$2,523,480	$1,793,815	$1,505,424

The contractual maturities of our loan portfolio at December 31, 2007 are as follows:

	Loans Maturing in
	Less Than One Year	Between One and Five Years	Greater Than Five Years	Total
	(dollars in thousands)
Real estate loans	$118,100	$220,965	$2,288,736	$2,627,801
Construction and land loans	276,662	144,448	—	421,110
Entertainment finance loans	50,804	25,538	—	76,342
Franchise loans	—	289	2,429	2,718
Commercial and other loans	13,387	1,244	—	14,631
	$458,953	$392,484	$2,291,165	$3,142,602

Loans with fixed interest rates	$9,667	$44,278	$25,099	$79,044
Loans with adjustable interest rates	449,286	348,206	2,266,066	3,063,558
	$458,953	$392,484	$2,291,165	$3,142,602
Percentage with adjustable interest rates	97.9%	88.7%	98.9%	97.5%
The table above should not be regarded as a forecast of future cash collections because a substantial portion of loans may be renewed or repaid prior to contractual maturity and have adjustable interest rates.  Included within loans with adjustable interest rates are hybrid adjustable loans, which typically reprice after an initial fixed period of three to five years.

The following table sets forth certain information regarding the real property collateral securing our real estate loan portfolio as of December 31, 2007.

	Number of	Gross Loan	Percent of	Range of Principal Balance			Nonaccrual
	Loans	Amount	Total	Min	Max	Average	Loans
	(dollars in thousands)
Income Producing Property Loans:
Multi-family (5 or more units)	2,689	$1,999,545	65.58%	$3	$15,953	$744	$19,439
Retail	140	187,792	6.16%	3	15,472	1,341	954
Office	88	122,715	4.02%	9	13,427	1,394	—
Hotel	12	30,113	0.99%	51	6,755	2,509	—
Industrial/warehouse	51	67,316	2.21%	69	7,000	1,320	—
Mixed-use	87	93,310	3.06%	7	12,302	1,073	1,138
Mobile home parks	38	32,729	1.07%	217	4,056	861	385
Assisted living	5	22,697	0.75%	1,276	7,051	4,539	—
Storage	10	30,860	1.01%	682	5,950	3,086	—
Other	35	25,350	0.83%	1	10,069	724	6,847
Total income producing	3,155	2,612,427	85.68%				28,763
Construction and Land:
Construction	88	359,977	11.81%	19	22,137	4,498	8,804
Land	14	61,133	2.00%	368	17,075	4,202	—
Total construction and land	102	421,110	13.81%				8,804
Single-family mortgages:
Single-family (1-4 units)	40	15,374	0.51%	6	925	384	382
	3,297	$3,048,911	100.00%				$37,949

The following table sets forth the location of the collateral for our real estate loan portfolios as of December 31, 2007.

	Number of Loans	Gross Loan Amount	Percent of Total
	(dollars in thousands)
Southern California:
Los Angeles County	687	$584,709	19.18%
Riverside County	38	92,230	3.03%
Orange County	49	74,686	2.45%
San Diego County	63	60,516	1.98%
San Bernardino County	46	40,047	1.31%
All other Southern California Counties	5	4,135	0.14%
Total Southern California	888	856,323	28.09%
Northern California:
San Francisco County	61	80,242	2.63%
Alameda County	92	79,924	2.62%
Contra Costa County	40	50,748	1.66%
Fresno County	53	40,169	1.32%
Santa Clara County	39	33,462	1.10%
Kern County	33	23,663	0.78%
San Mateo County	17	22,198	0.73%
San Joaquin	31	21,526	0.71%
Monterey	5	17,180	0.56%
Sacramento	24	17,142	0.56%
San Luis Obispo	5	12,096	0.40%
All other Northern California Counties	82	79,804	2.61%
Total Northern California	482	478,154	15.68%
Outside California:
Texas	280	338,812	11.11%
Arizona	166	170,435	5.59%
New York	152	134,675	4.42%
Florida	110	131,816	4.32%
Georgia	66	103,642	3.40%
Ohio	101	77,805	2.55%
Massachusetts	120	61,280	2.01%
Nevada	66	55,839	1.83%
Tennessee	43	46,094	1.51%
Colorado	59	42,605	1.40%
Oklahoma	42	40,181	1.32%
Connecticut	101	37,864	1.24%
New Hampshire	59	34,964	1.15%
North Carolina	32	29,778	0.98%
New Jersey	56	29,539	0.97%
Oregon	46	29,185	0.96%
Idaho	14	25,928	0.85%
Michigan	23	25,191	0.83%
Pennsylvania	36	25,121	0.82%
Washington	33	24,648	0.81%
Utah	23	23,189	0.76%
New Mexico	31	20,611	0.68%
Mississippi	12	20,183	0.66%
Arkansas	19	19,707	0.65%
Illinois	21	18,429	0.60%
Other U.S. states	216	146,913	4.81%
Total Outside California	1,927	1,714,434	56.23%
	3,297	$3,048,911	100.00%

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

The following table sets forth certain information with respect to our loan originations and purchases.

	As of and for the Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)

Gross real estate loans originated	$1,052,138	$960,187	$846,685
Gross entertainment finance loans originated	114,354	102,703	68,687
Gross franchise loans originated	—	—	2,352
Gross commercial and other loans originated (1)	1,240	26,662	1,863
Gross real estate loans purchased	47,343	497,785	723,822
Total loan production	$1,215,075	$1,587,337	$1,643,409
Gross loans at end of period	$3,142,602	$2,987,539	$2,544,787
Gross loans weighted-average portfolio yield	7.54%	7.68%	7.13%
Average size of loans retained in the Company’s portfolio	$1,184	$1,110	$803
_______________
(1)	Includes $25.4 million of commercial real estate participation loans acquired during 2006.

Investment Securities

At December 31, 2007, our investment securities totaled $276.9 million, or 7.8% of our total assets. Our investment securities, including the mortgage-backed securities portfolio, are managed in accordance with a written investment policy adopted by the Board of Directors. It is our general policy to primarily purchase U.S. Government securities and federal agency obligations and other investment grade securities. At December 31, 2007, our mortgage-backed securities and collateralized mortgage obligations portfolios consisted of investment grade securities. Our investment securities portfolio at December 31, 2007, contained neither securities of any issuer nor tax-exempt securities with an aggregate book value in excess of 10% of stockholders’ equity, excluding those issued by United States agencies including Fannie Mae, Freddie Mac and the Federal Home Loan Bank.  See “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 2”.

The following table shows the amortized cost and approximate fair value of investment securities at the dates indicated.

	December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Investment securities available-for-sale
U.S. agency securities	$9,997	$9,986	$62,554	$62,184	$89,897	$88,829
Collateralized mortgage obligations	83,260	84,264	34,991	35,127	—	—
Mortgage-backed securities	4,453	4,489	—	—	—	—
Corporate bonds	13,437	12,582	—	—	—	—
Residual interest in securitized loans	1,318	1,318	1,911	2,039	3,257	3,570
Equity securities	5,013	5,285	13	177	16	164
Total investment securities available-for-sale	$117,478	$117,924	$99,469	$99,527	$93,170	$92,563

Investment securities held-to-maturity
Mortgage-backed securities	$159,023	$158,509	$193,512	$190,475	$233,880	$229,025

The following table indicates the composition of the investment security portfolio assuming these securities are held-to-maturity based on the final maturity of each investment as of December 31, 2007.  Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to prepay obligations.  Equity securities classified as available-for-sale have no maturity and are included in the due in one year or less column.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
	(dollars in thousands)
Investment securities available-for-sale
U.S. agency securities	$9,986	4.60%	$—	—	$—	—	$—	—
Collateralized mortgage obligations	—	—	—	—	22,494	5.53%	61,770	5.43%
Mortgage-backed securities	—	—	—	—	—	—	4,489	5.17%
Corporate bonds	—	—	—	—	—	—	12,582	6.27%
Residual interest in securitized loans	—	—	1,318	—	—	—	—	—
Equity securities	185	—	—	—	—	—	5,100	7.63%
Total investment securities available-for-sale	$10,171		$1,318		$22,494		$83,941

Investment securities held-to-maturity
Mortgage-backed securities	$—	—	$—	—	$—	—	$159,023	4.24%

Liquidity and Deposit Accounts

Liquidity refers to our ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans. We maintain a cash and investment securities portfolio designed to satisfy operating and regulatory liquidity requirements while preserving capital and maximizing yield.  In addition, the Bank’s liquidity position is supported by a credit facility with the FHLB of San Francisco. As of December 31, 2007, the Bank had remaining available borrowing capacity under this credit facility of $415.6 million, net of the $13.2 million of additional FHLB stock that we would be required to purchase to support those additional borrowings. As of December 31, 2007, we had an available borrowing capacity under the Federal Reserve Bank of San Francisco credit facility of $178.5 million.  We also had available $131.0 million of uncommitted, unsecured lines of credit with four unaffiliated financial institutions, and a $37.5 million revolving credit facility with an unaffiliated financial institution.

Total deposit accounts increased approximately $122.5 million to $2.2 billion at December 31, 2007 from $2.1 billion at December 31, 2006. The increase in deposits in 2007 was primarily related to an increase in time certificate of deposits of $85.4 million and an increase in money market and passbook accounts of $41.4 million, partially offset by a decrease in demand deposit accounts of $4.4 million.  Brokered deposits totaled $379.4 million and $332.8 million at December 31, 2007 and 2006, respectively.  Total deposit accounts increased approximately $324.0 million to $2.1 billion at December 31, 2006 from $1.7 billion at December 31, 2005.  In both 2007 and 2006, the funds provided from deposits were used primarily to fund the growth in our loan portfolio. Although we compete for deposits primarily on the basis of rates, based on our historical experience regarding retention of deposits, management believes that a significant portion of deposits will remain with us upon maturity on an ongoing basis.

The following table sets forth information regarding deposits outstanding at the dates indicated.

	December 31,
	2007	2006	2005
	(in thousands)
Non-interest demand accounts	$16,819	$23,171	$13,660
Interest demand accounts	26,518	24,523	38,197
Money market and passbook accounts	251,660	210,236	186,453
Time certificates under $100,000	784,697	784,732	763,701
Time certificates $100,000 and over	1,102,164	1,016,743	733,417
	$2,181,858	$2,059,405	$1,735,428

The following table sets forth the maturities of certificates of deposit $100,000 and over at December 31, 2007 (in thousands):

Certificates of deposit $100,000 and over:
Maturing within three months	$459,329
After three but within six months	238,279
After six but within twelve months	203,267
After twelve months	201,289
$1,102,164

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

Our off-balance sheet arrangements, which principally include lending commitments, are described below.  At December 31, 2007, we also had a residual interest of $1.3 million in a qualified special purpose entity formed in 2002 to issue $86.3 million of asset-backed notes in a securitization of substantially all of our residential loan portfolio, and a $2.6 million equity interest in our deconsolidated trusts through which we have issued trust preferred securities.  See Note 8 of our consolidated financial statements included in Item 8 of this report.

Lending Commitments.  Lending commitments include loan commitments and unused lines of credit.  These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments.  We provide these lending commitments to customers in the normal course of business.

At December 31, 2007, our approved loan origination commitments outstanding totaled $315.6 million.  Unfunded commercial lines of credit totaled $1.7 million.  These lines of credit are commitments for possible future extension of credit to existing customers.  These lines of credit are typically uncollateralized and usually do not contain a specified maturity date.

We apply essentially the same credit policies and standards as we do in the lending process when making these commitments.  See Note 12 to the consolidated financial statements included in Item 8 of this report for additional information regarding lending commitments.

Contractual Obligations

The following table shows our contractual obligations by expected payment period, as of December 31, 2007.  Further discussion of these commitments is included in Notes 6, 8, 9, and 13 to the consolidated financial statements included in Item 8 of this report.

Contractual Obligations	Total	Less Than One Year	One Through Three Years	Three Through Five Years	More Than Five Years
	(in thousands)
Long-term FHLB advances and other borrowings	$1,021,235	$318,602	$472,561	$211,923	$18,149
Junior subordinated debentures	86,600	—	—	—	86,600
Operating lease obligations	12,089	3,657	4,651	3,053	728
Deposits with stated maturity dates	1,886,861	1,655,065	186,629	45,167	—
Purchase obligations	4,049	1,280	1,989	780	—
	$3,010,834	$1,978,604	$665,830	$260,923	$105,477

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

Capital Resources

ICB had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at December 31, 2007 of 8.4%, 9.7%, 11.3%, respectively, which, in the case of the Tier 1 risk-based and total risk-based capital ratios, represents $114.7 million and $39.6 million, respectively, of capital in excess of the amount required to be “well capitalized” for bank holding company regulatory purposes. These ratios were 9.0%, 10.2%, 11.9%, respectively, at December 31, 2006.  Portions of our trust preferred securities presently qualify as Tier 1 and total risk-based capital. See Note 8 and Note 14 to our consolidated financial statements included in Item 8 of this report.

The Bank had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at December 31, 2007 of 8.3%, 9.6% and  10.9%, respectively, which represents $116.7 million, $109.8 million and $26.0 million, respectively, of capital in excess of the amount required for the Bank to be “well capitalized” for regulatory purposes. These ratios were 9.1%, 10.3% and 11.5%, respectively, as of December 31, 2006.

Shareholders’ equity increased to $227.6 million at December 31, 2007 from $221.3 million at December 31, 2006.  The change was primarily due to the increase in retained earnings as a result of $15.6 million of net income earned during the year and a $2.9  million increase in contributed capital, which was primarily related to the exercise of employee stock options, partially offset by the purchase of $9.1 million of our common stock currently held as treasury stock and cash dividends of $3.5 million.

Credit Risk Elements

Allowance for Loan Losses and Nonperforming Assets

The following table provides certain information with respect to our total allowance for loan losses, including charge-offs, recoveries and selected ratios, for the periods indicated.

	As of and for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Balance at beginning of year	$46,049	$43,817	$35,483	$33,401	$33,009
Provision for loan losses	11,077	5,000	10,250	4,725	7,760
Charge-offs:
Real estate loans	(6,843)	(1,634)	(1,584)	(189)	(5,286)
Construction and land loans	(1,530)	—	—	—	—
Entertainment finance loans	(2,500)	(2,500)	(395)	(2,180)	(800)
Franchise loans	—	—	(451)	—	(661)
Commercial and other loans	—	—	—	(1,121)	(700)
Total charge-offs	(10,873)	(4,134)	(2,430)	(3,490)	(7,447)
Recoveries:
Real estate loans	796	894	88	89	14
Entertainment finance loans	470	472	426	—	—
Franchise loans	264	—	—	—	—
Commercial and other loans	—	—	—	758	65
Total recoveries	1,530	1,366	514	847	79
Net charge-offs	(9,343)	(2,768)	(1,916)	(2,643)	(7,368)
Balance at end of the year	$47,783	$46,049	$43,817	$35,483	$33,401
Average loans outstanding during the year	$3,100,655	$2,668,254	$2,239,261	$1,606,125	$1,415,812
Loans, net, at end of the year (1)	$3,172,855	$3,019,417	$2,567,297	$1,829,298	$1,538,825
Selected Ratios:
Net charge-offs to average loans outstanding	0.30%	0.10%	0.09%	0.16%	0.52%
Net charge-offs to loans, net (1)	0.29%	0.09%	0.07%	0.14%	0.48%
Allowance for loan losses to loans, net (1)	1.51%	1.53%	1.71%	1.94%	2.14%
Allowance for loan losses to nonaccrual loans	125.87%	175.40%	180.59%	242.17%	392.26%
____________
(1)	Loans, before allowance for loan losses and net of premium, deferred loan origination costs and deferred loan fees.

The allowance for loan losses increased to $47.8 million or 1.51% of our total loan portfolio at December 31, 2007 from $46.0 million or 1.53% of our total loan portfolio at December 31, 2006.  The increase in the allowance was due primarily to the provision for loan losses of $11.1 million, less net charge-offs of $9.3 million.  The current period provision for loan losses was recorded to provide reserves adequate to support the known and inherent risk of loss in the loan portfolio, and for specific reserves required as of December 31, 2007.  The allowance for loan losses is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans and other loans of concern, as well as specific reserves and charge-off activity.  Non-performing loans as of December 31, 2007 were $38.0 million, compared to $26.3 million at December 31, 2006. The increase in non-performing loans during the year ended December 31, 2007 consisted of the addition of $85.3 million of non-performing loans, partially offset by paydowns received of $27.0 million, charge-offs of $10.9 million and loan upgrades of $17.8 million from non-performing to performing status. Non-performing loans were also impacted by the foreclosure and transfer of $17.9 million of non-performing loans to other real estate and other assets owned during the year.  As of December 31, 2007 as compared to December 31, 2006, the net increase in non-performing loans primarily consisted of $8.8 million of residential construction real estate loans and $15.0 million of commercial and multi-family loans, partially offset by decreases of $4.5 million of franchise loans and $7.6 million of entertainment finance loans. As a percentage of our total loan portfolio, the amount of non-performing loans was 1.20% and 0.88% at December 31, 2007 and 2006, respectively.  During the year, the level of other loans of concern declined by 59.1%, from $67.0 million at December 31, 2006 to $27.4 million at December 31, 2007.  Other loans of concern consist of performing loans which have known information that has caused management to be concerned about the borrower’s ability to comply with present loan repayment terms.

In addition to the factors described above, the ratio of allowance for loan losses to loans, net was also impacted by the decline in non-performing entertainment finance and franchise loans, which decreased by $7.6 million and $4.5 million, respectively, during 2007, partially offset by an $8.8 million increase in our non-performing construction loans.  Entertainment finance, franchise and construction loans have generally required a higher loss rate factor as compared to the remainder of our loan portfolio.  This ratio was further affected by the national expansion of our small balance multi-family real estate loan platform, which has improved the geographic diversity of the loan portfolio and lowered the risk profile by increasing the amount of multi-family loans in our loan portfolio.  Multi-family loans have typically required a lower reserve ratio than the other real estate loans within our portfolio due to a lower average loan size, as well as a lower historical loss rate.  Historical loss rates are based on the actual performance of a loan type during a specific time frame, typically five years.  As of December 31, 2007, over 56% of our real estate loans were secured by properties located outside of the state of California compared to 46% in 2006.  Our California loans are geographically diversified in most of the larger metropolitan areas.  In addition, this ratio is impacted by the Bank’s aggressive recognition of charge-offs and the timing of the identification of problem credits.  During 2007, we recorded net charge-offs of $9.3 million, compared to $2.8 million in 2006.

The allowance for loan losses increased to $46.0 million or 1.53% of our total loan portfolio at December 31, 2006 from $43.8 million or 1.71% of our total loan portfolio at December 31, 2005. The increase in the allowance was due primarily to the provision for loan losses of $5.0 million, less net charge-offs of $2.8 million.  The 2006 provision for loan losses was recorded to provide reserves adequate to support the known and inherent risk of loss in the loan portfolio, and for specific reserves required as of December 31, 2006.  The decrease in the percentage of the allowance for loan losses to loans, net, primarily reflects the significant growth in our total loan portfolio during the year, which increased by 17.6% compared to the prior year, as well as the continuing decline in our overall risk profile due to a broader geographic diversification of our real estate loan portfolio.  As of December 31, 2006, over 46% of our real estate loans were secured by properties located outside of the state of California compared to 41% in 2005.  In addition, the overall level of our other loans of concern and non-performing loans remained relatively stable during 2006 as compared to 2005.

The following table sets forth management’s historical allocation of the allowance for loan losses by loan or contract category and the percentage of gross loans in each category to total gross loans at the dates indicated.

	December 31,
	2007		2006		2005		2004		2003
Loan Category:	Allowance for loan losses	% of loans (1)	Allowance for loan losses	% of loans (1)	Allowance for loan losses	% of loans (1)	Allowance for loan losses	% of loans (1)	Allowance for loan losses	% of loans (1)
	(dollars in thousands)
Secured by real estate	$37,570	88%	$31,666	84%	$27,115	84%	$21,993	76%	$23,392	78%
Construction and land loans	7,421	9%	6,618	12%	7,107	12%	1,555	10%	2,130	9%
Entertainment finance	1,995	2%	5,616	3%	6,770	3%	7,828	5%	4,354	6%
Franchise	629	—	1,833	—	2,685	1%	4,032	8%	3,185	7%
Commercial and other	168	1%	316	1%	140	—	80	1%	340	—
Total	$47,783	100%	$46,049	100%	$43,817	100%	$35,483	100%	$33,401	100%
____________
(1)	Percentage represents gross loans in category to total gross loans.

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

Management periodically assesses the adequacy of the allowance for loan losses by reference to many quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements:

•	the risk characteristics of various classifications of loans;

•	general portfolio trends relative to asset and portfolio size;

•	asset categories;

•	potential credit and geographic concentrations;

•	delinquency trends within the loan portfolio;

•	changes in the volume and severity of past due loans, classified loans and other loans of concern;

•	historical loss experience and risks associated with changes in economic, social and business conditions; and

•	the underwriting standards in effect when the loan was made.

Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of nonperforming assets.  The quantitative factors, included above, are utilized by our management to identify two different risk groups (1) individual loans (loans with specifically identifiable risks); and (2) homogeneous loans (groups of loan with similar characteristics). We base the allocation for individual loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. We then assign each risk-rating grade a loss ratio, which is determined based on historical loss experience, augmented by the experience of management with similar assets and our independent loan review process.  The loan review process begins at the loan’s origination where we obtain information about the borrower and the real estate collateral, such as personal financial statements, FICO scores, property rent rolls, property operating statements, appraisals, market assessments, and other pertinent data.  Throughout the loan life, we obtain updated information such as rent rolls, property cash flow statements, personal financial statements, and for certain loans, updated property inspection reports.  This information, at the individual borrower and loan level, provides input into our risk profile of our borrowers, and serves as the primary basis for each loan’s risk grade.

We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or based on the underlying collateral value.  We also assign loss ratios to groups of loans.  These loss ratios are assigned to the various homogenous categories of the portfolio.

Loss ratios for all categories of loans are evaluated on a quarterly basis and are primarily determined based on historical loss experience.  Loss ratios associated with historical loss experience are determined based on a rolling migration analysis of each loan category within our portfolio.  This migration analysis estimates loss factors based on the performance of each loan category over a five year time period.  These loss factors are then adjusted for other identifiable risks specifically related to each loan category or risk grade.  We utilize market and other economic data, which we accumulate on a quarterly basis, to evaluate and identify the economic and real estate related trends within each regional market that we operate.  In addition to the information gathered from this data, we also typically consider other risk factors, such as specific risks within a loan category, peer analysis reports, and any other relevant trends or data, in determining any necessary adjustments to our historical loss factors.  To the extent that known risks or trends exist, the loss ratios are adjusted accordingly, and incorporated into our assessment of the adequacy of our allowance for loan losses.

The qualitative factors, included above, are also utilized to identify other risks inherent in the portfolio and to determine whether the estimated credit losses associated with the current portfolio might differ from historical loss trends or the loss ratios discussed above.  We estimate a range of exposure for each applicable qualitative factor and evaluate the current condition and trend of each factor.  Based on this evaluation, we assign a positive, negative or neutral grade to each factor to determine whether the portion of the qualitative reserve is in the high, middle or low end of the range for each factor.  Because of the subjective nature of these factors and the judgments required to determine the estimated ranges, the actual losses incurred can vary significantly from the estimated amounts.

Management believes that our allowance for loan losses as of December 31, 2007 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth the delinquency status of our loan portfolios at each of the dates indicated.

	December 31,
	2007		2006		2005
	Amount	Percent of Gross Portfolio	Amount	Percent of Gross Portfolio	Amount	Percent of Gross Portfolio
	(dollars in thousands)
Period of Delinquency
30 – 59 days	$18,886	0.60%	$10,120	0.34%	$5,060	0.20%
60 – 89 days	6,268	0.20%	15,170	0.51%	3,678	0.14%
90 days or more	31,334	1.00%	23,937	0.80%	22,533	0.89%
Total loans delinquent	$56,488	1.80%	$49,227	1.65%	$31,271	1.23%

The increase in total delinquent loans in 2007 was due primarily to an increase of $8.2 million and $8.8 million, respectively, of past due real estate secured loans and construction and land loans, partially offset by a $5.1 million decrease in past due entertainment finance loans and a $4.5 million decrease in past due franchise loans.

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

The following table sets forth our nonperforming assets by category and troubled debt restructurings as of the dates indicated:

	December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Nonaccrual loans:(1)
Real estate	$29,145	$14,091	$6,117	$7,057	$4,686
Construction and land	8,804	—	—	—	—
Franchise	—	4,549	7,366	3,874	799
Entertainment finance	13	7,614	10,780	3,721	3,030
Total nonaccrual loans	37,962	26,254	24,263	14,652	8,515
Other real estate and other assets owned, net	19,396	6,729	3,960	—	7,048
Total nonperforming assets	57,358	32,983	28,223	14,652	15,563
Accruing loans past-due 90 days or more with respect to principal or interest	—	—	—	—	—
Performing troubled debt restructurings	7,802	7,994	10,758	3,096	4,709
	$65,160	$40,977	$38,981	$17,748	$20,272

Nonaccrual loans to total gross loans	1.20%	0.88%	0.95%	0.80%	0.55%
Allowance for loan losses to nonaccrual loans	125.87%	175.40%	180.59%	242.17%	392.26%
Nonperforming assets to total assets	1.62%	0.97%	0.92%	0.63%	0.86%
________________
(1)
Includes two loans with a net book balance of $6.3 million that were nonperforming troubled debt restructurings in 2007, five loans with a net book balance of $5.4 million that were nonperforming troubled debt restructurings in 2006, six loans with a net book balance of $8.5 million that were nonperforming troubled debt restructurings in 2005, four loans with a net book balance of $5.7 million that were nonperforming troubled debt restructurings in 2004, and three loans with a net book balance of $3.8 million that were nonperforming troubled debt restructurings in 2003.

Gross interest income that would have been recorded on nonaccrual loans had they been current in accordance with original terms was $2.8 million and $1.5 million for the years ended December 31, 2007 and 2006, respectively. No interest income was recorded for loans on nonaccrual status during the years ended December 31, 2007 and 2006.  For the years ended December 31, 2007 and 2006, $1.4 million and $1.5 million, respectively, of gross interest income would have been recorded had the restructured loans been current in accordance with their original terms compared to $1.0 million and $720,000, respectively, of interest income that was included in net income for the same periods.

At December 31, 2007, we owned 19 properties, consisting of $2.8 million of commercial real estate, $9.5 million of multi-family real estate, $2.0 million of condominium conversion construction real estate and $5.1 million of entertainment finance assets.

As of December 31, 2007 and 2006, we had loans with an aggregate outstanding balance of $27.4 million and $67.0 million, respectively, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the non-accrual loan category.

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

In evaluating our exposure to changes in interest rates, certain risks inherent in the method of analysis presented in the following tables must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees and at different times to changes in market rates. Additionally, loan prepayments and early withdrawals of time certificates could cause interest sensitivities to vary from those that appear in the following table. Further, certain assets, such as adjustable rate real estate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. The majority of our adjustable rate real estate loans may not adjust downward below their initial rate, with increases generally limited to maximum adjustments of 2% per year and up to 5% over the life of the loan. These loans may also be subject to prepayment penalties. At December 31, 2007, 7.9% of our adjustable rate loan portfolio could not adjust downward below the floor rate and the weighted-average minimum interest rate for these loans was 8.1%.  At December 31, 2007, 42.0% of the total loans outstanding had a lifetime interest rate cap, with a weighted-average lifetime interest rate cap of 11.80%.  At December 31, 2007, none of the loans in our adjustable rate loan portfolio were at their cap rate.  The anticipated effects of these various factors are considered by management in implementing interest rate risk management activities.

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

The following table shows our estimated earnings sensitivity profile to immediate, parallel shifts in interest rates as of December 31, 2007:

Changes in Interest rates (Basis Points)	Percentage Change in Net Interest Income (12 Months)
+ 200 Over One Year	-8.30%
+ 100 Over One Year	-5.20%
- 100 Over One Year	7.06%
- 200 Over One Year	14.11%

Another tool used to identify and manage our interest rate risk profile is the static gap analysis. Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. The following table presents an estimate of our static GAP analysis as of December 31, 2007.

	Maturing or Repricing in
	3 Months or less	After 3 Months But Within 1 Year	After 1 Year But Within 5 Years	After 5 Years	Non-Interest Sensitive	Total
	(dollars in thousands)
Assets
Loans (1)	$991,738	$584,762	$1,521,876	$74,479	$—	$3,172,855
Cash and cash equivalents	6,310	200	—	—	2,434	8,944
Investment securities available-for-sale	26,773	19,492	50,239	21,420	—	117,924
Investment securities held-to-maturity	19,478	41,397	98,148	—	—	159,023
Stock in Federal Home Loan Bank	53,497	—	—	—	—	53,497
Non-interest earning assets less allowance for loan losses	—	—	—	—	38,976	38,976
Total assets	$1,097,796	$645,851	$1,670,263	$95,899	$41,410	$3,551,219
Liabilities and Shareholders’ Equity
Time certificates under $100,000	$347,620	$406,570	$30,507	$—	$—	$784,697
Time certificates $100,000 and more	459,329	441,546	201,289	—	—	1,102,164
Money market and passbook accounts	251,660	—	—	—	—	251,660
Demand deposit accounts	26,518	—	—	—	16,819	43,337
FHLB advances and other borrowings	178,952	139,650	684,484	18,149	—	1,021,235
Other liabilities	—	—	—	—	33,959	33,959
Junior subordinated debentures	25,800	30,900	—	29,900	—	86,600
Shareholders’ equity	—	—	—	—	227,567	227,567
Total liabilities and shareholders’ equity	$1,289,879	$1,018,666	$916,280	$48,049	$278,345	$3,551,219
Net repricing assets over (under) repricing liabilities equals interest rate sensitivity GAP	$(192,083)	$(372,815)	$753,983	$47,850	$(236,935)
Cumulative interest rate sensitivity GAP	$(192,083)	$(564,898)	$189,085	$236,935	$—
Cumulative GAP as a percentage of total assets	-5.41%	-15.91%	5.32%	6.67%	0.00%
____________
(1)
Approximately 49.3% of our loan portfolio was comprised of adjustable rate loans at December 31, 2007, and approximately 46.5% of the loan portfolio was comprised of hybrid loans, which become adjustable rate loans after an initial fixed rate period of three or five years. Our adjustable rate loans generally re-price on a quarterly or semi-annual basis with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan. Nonaccrual loans of approximately $38.0 million are assumed to reprice after five years.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

/s/   George W. Haligowski
George W. Haligowski
Chairman of the Board, President and
Chief Executive Officer

/s/   Timothy M. Doyle
Timothy M. Doyle
Executive Managing Director and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Imperial Capital Bancorp, Inc.:

We have audited Imperial Capital Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Imperial Capital Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Imperial Capital Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Imperial Capital Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders of Imperial Capital Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Imperial Capital Bancorp, Inc. and subsidiaries (the “Company”), as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imperial Capital Bancorp, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Imperial Capital Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 14, 2008

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands, except share amounts)
Assets
Cash and cash equivalents	$8,944	$30,448
Investment securities available-for-sale, at fair value	117,924	99,527
Investment securities held-to-maturity, at amortized cost (fair value approximates $158,509 and $190,475 in 2007 and 2006, respectively)	159,023	193,512
Stock in Federal Home Loan Bank	53,497	48,984
Loans, net (net of allowance for loan losses of $47,783 and $46,049 in 2007 and 2006, respectively)	3,125,072	2,973,368
Interest receivable	20,841	20,753
Other real estate and other assets owned, net	19,396	6,729
Premises and equipment, net	8,550	7,851
Deferred income taxes	12,148	11,513
Goodwill	3,118	3,118
Other assets	22,706	19,707
Total assets	$3,551,219	$3,415,510
Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$2,181,858	$2,059,405
Federal Home Loan Bank advances and other borrowings	1,021,235	1,010,000
Accounts payable and other liabilities	33,959	38,168
Junior subordinated debentures	86,600	86,600
Total liabilities	3,323,652	3,194,173
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital – common stock, $.01 par value; 20,000,000 shares authorized, 9,142,256 and 9,065,672 issued in 2007 and 2006, respectively	85,009	82,073
Retained earnings	255,947	243,823
Accumulated other comprehensive income, net	267	35
	341,223	325,931
Less treasury stock, at cost – 3,995,634 and 3,803,969 shares in 2007 and 2006, respectively	(113,656)	(104,594)
Total shareholders’ equity	227,567	221,337
Total liabilities and shareholders’ equity	$3,551,219	$3,415,510

See accompanying notes to the consolidated financial statements.

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(in thousands, except per share amounts)
Interest income:
Loans receivable, including fees	$233,749	$207,320	$159,720
Cash, cash equivalents and investment securities	17,522	19,181	18,438
Total interest income	251,271	226,501	178,158
Interest expense:
Deposit accounts	110,111	85,156	53,807
Federal Home Loan Bank advances and other borrowings	46,134	38,722	25,508
Junior subordinated debentures	8,338	8,197	7,171
Total interest expense	164,583	132,075	86,486
Net interest income before provision for loan losses	86,688	94,426	91,672
Provision for loan losses	11,077	5,000	10,250
Net interest income after provision for loan losses	75,611	89,426	81,422
Non-interest income:
Gain on sale of loans, net	—	—	4,911
Late and collection fees	1,119	970	536
Other	2,014	1,802	1,127
Total non-interest income	3,133	2,772	6,574
Non-interest expense:
Compensation and benefits	23,899	21,265	21,737
Occupancy and equipment	7,832	7,439	7,177
Other	19,633	17,743	17,344
Total general and administrative	51,364	46,447	46,258
Other real estate and other assets owned expense, net	780	334	204
Provision for losses on other real estate and other assets owned	300	—	—
Loss (gain) on sale of other real estate and other assets owned	45	35	(11)
Total real estate and other assets owned expense	1,125	369	193
Total non-interest expense	52,489	46,816	46,451
Income before provision for income taxes	26,255	45,382	41,545
Provision for income taxes	10,635	18,493	17,482
NET INCOME	$15,620	$26,889	$24,063
BASIC EARNINGS PER SHARE	$2.85	$4.83	$4.19
DILUTED EARNINGS PER SHARE	$2.81	$4.71	$4.04

See accompanying notes to the consolidated financial statements.

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

											Comprehensive Income
	Common Stock												Reclassification of
	Number of shares			Shareholders’ Equity									Realized Gains
	Gross		Net	Contributed Capital				Accumulated				Unrealized	Previously
	Shares		Shares			Total		Other	Treasury			Gain (Loss)	Recognized in	Total
	Issued and	Treasury	Issued and	Share	Earned	Contributed	Retained	Comprehensive	Stock,		Net	on Securities,	Comprehensive	Comprehensive
	Outstanding	Shares	Outstanding	Capital	Compensation	Capital	Earnings	Income (Loss)	At Cost	Total	Income	Net of Tax	Income, Net of Tax	Income
	(in thousands except share amounts)
Balance at January 1, 2005	8,703,894	(3,154,290)	5,549,604	$67,127	$2,200	$69,327	$196,032	$78	$(70,713)	$194,724
Issuance of common stock - employee stock options	275,104	—	275,104	8,656	—	8,656	—	—	—	8,656
Earned compensation from Supplemental Executive Retirement Plan /Recognition and Retention Plan, net	—	9,333	9,333	—	21	21	—	—	84	105
Common stock repurchased	—	(431,738)	(431,738)	—	—	—	—	—	(22,625)	(22,625)
Net income	—	—	—	—	—	—	24,063	—	—	24,063
Other comprehensive income	—	—	—	—	—	—	—	(442)	—	(442)	$24,063	$(442)	$—	$23,621
Balance at December 31, 2005	8,978,998	(3,576,695)	5,402,303	$75,783	$2,221	$78,004	$220,095	$(364)	$(93,254)	$204,481
Issuance of common stock-employee stock options, net	86,674	—	86,674	3,692	—	3,692	—	—	—	3,692
Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan, net	—	1,735	1,735	—	111	111	—	—	(75)	36
Common stock repurchased	—	(229,009)	(229,009)	—	—	—	—	—	(11,265)	(11,265)
Cash dividends declared ($0.60 per common share)	—	—	—	—	—	—	(3,161)	—	—	(3,161)
Stock compensation expense recognized in earnings	—	—	—	—	266	266	—	—	—	266
Net income	—	—	—	—	—	—	26,889	—	—	26,889
Other comprehensive income	—	—	—	—	—	—	—	399	—	399	$26,889	$399	$—	$27,288
Balance at December 31, 2006	9,065,672	(3,803,969)	5,261,703	$79,475	$2,598	$82,073	$243,823	$35	$(104,594)	$221,337
Issuance of common stock- employee stock options, net	76,584	—	76,584	2,567	—	2,567	—	—	—	2,567
Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan / Deferred Compensation Plan, net	—	(4,190)	(4,190)	—	158	158	—	—	(173)	(15)
Common stock repurchased	—	(187,475)	(187,475)	—	—	—	—	—	(8,889)	(8,889)
Cash dividends declared ($0.64 per common share)	—	—	—	—	—	—	(3,496)	—	—	(3,496)
Stock compensation expense recognized in earnings	—	—	—	—	211	211	—	—	—	211
Net income	—	—	—	—	—	—	15,620	—	—	15,620
Other comprehensive income	—	—	—	—	—	—	—	232	—	232	$15,620	$232	$—	$15,852
Balance at December 31, 2007	9,142,256	(3,995,634)	5,146,622	$82,042	$2,967	$85,009	$255,947	$267	$(113,656)	$227,567

See accompanying notes to the consolidated financial statements.

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$15,620	$26,889	$24,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,973	2,690	2,682
Amortization of premium on purchased loans	4,946	4,732	3,114
Accretion of deferred loan origination fees, net of costs	(2,392)	(2,846)	(2,897)
Provision for loan losses	11,077	5,000	10,250
Provision for losses on other real estate owned	300	—	—
Gain on sale of loans, net	—	—	(4,911)
Deferred income tax (benefit) expense	(799)	926	(1,940)
Other, net	(2,811)	(2,020)	2,928
Increase in interest receivable	(88)	(4,466)	(5,592)
(Increase) decrease in other assets	(2,999)	1,198	(1,247)
(Decrease) increase in accounts payable and other liabilities	(4,247)	5,231	11,639
Net cash provided by operating activities	21,580	37,334	38,089

Cash Flows From Investing Activities:
Purchases of investment securities available-for-sale	(82,195)	(44,331)	(42,770)
Proceeds from the maturity and calls of investment securities available-for-sale	65,334	38,159	16,238
Purchases of investment securities held-to-maturity	—	(7,771)	—
Proceeds from the maturity and redemption of investment securities held-to-maturity	34,434	48,019	62,033
Purchase of stock in Federal Home Loan Bank	(1,887)	(2,675)	(19,252)
Purchase of loans	(47,343)	(497,785)	(723,822)
Proceeds from the sale of franchise loans	—	—	115,508
(Increase) decrease in loans, net	(135,888)	38,072	(130,937)
Proceeds from sale of other real estate owned	4,400	135	81
Cash paid for capital expenditures	(3,832)	(3,823)	(2,755)
Net cash used in investing activities	(166,977)	(432,000)	(725,676)

Cash Flows From Financing Activities:
Proceeds from exercise of employee stock options	2,567	3,692	4,650
Cash paid to acquire treasury stock	(9,062)	(11,374)	(22,625)
Cash dividends paid	(3,300)	(2,371)	—
Increase in deposit accounts	122,453	323,977	303,396
Net (repayments of) proceeds from short-term borrowings	(77,498)	89,293	(77,795)
Proceeds from long-term borrowings	316,000	89,869	586,215
Repayments of long-term borrowings	(227,267)	(161,719)	(100,087)
Net cash provided by financing activities	123,893	331,367	693,754

Net (decrease) increase in cash and cash equivalents	(21,504)	(63,299)	6,167
Cash and cash equivalents, beginning of period	30,448	93,747	87,580
Cash and cash equivalents, end of period	$8,944	$30,448	$93,747

Supplemental Cash Flow Information:
Cash paid during the period for interest	$164,495	$124,755	$82,326
Cash paid during the period for income taxes	$11,089	$16,668	$10,033
Non-cash Investing Transactions:
Loans transferred to other real estate and other assets owned	$17,896	$3,499	$4,030
Loans to facilitate the sale of other real estate owned	$—	$560	$—
Cash dividends declared but not yet paid	$828	$790	$—

See accompanying notes to the consolidated financial statements.

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Imperial Capital Bancorp, Inc. (formerly ITLA Capital Corporation) and subsidiaries (“ICB” or “the Company”) is primarily engaged in the origination of real estate loans secured by income producing real estate and, to a lesser extent, the origination of entertainment finance loans. Through its principal operating subsidiary, Imperial Capital Bank (“Imperial” or “the Bank”), the Company accepts deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) which are used primarily to fund loan production. The Company also holds certain multi-family and commercial real estate loans through its subsidiary, Imperial Capital Real Estate Investment Trust (“Imperial Capital REIT”).

Imperial began operating as a California industrial bank in 1974, and became a publicly traded company in October 1995, when its shares were sold in an initial public offering. Imperial operates six retail branches in California, a branch in Carson City, Nevada and a branch in Baltimore, Maryland, along with 25 loan origination offices serving the Western United States, the Southeast region, the Mid-Atlantic region, the Ohio Valley, the Metro New York area and New England.

The Bank is a California state chartered commercial bank. ICB is supervised by the Federal Reserve Bank and is registered as a bank holding company.

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

Investment Securities — Investment securities available-for-sale are carried at fair value with unrealized gains or losses reported net of taxes as a component of accumulated other comprehensive income (loss) until realized. Realized gains and losses are determined using the specific identification method. Investment securities held-to-maturity represent investments that the Company has the ability and intent to hold to maturity. These investments are reported at cost and are adjusted for the accretion and amortization of premiums and discounts on the effective interest method.  Declines in fair value that are deemed other than temporary, if any, are reported in non-interest income.

Loans — Loans, which include real estate loans, construction and land loans, franchise loans, entertainment finance loans, and commercial and other loans, are generally carried at principal amounts outstanding plus purchase premiums and the net deferred loan origination costs, less charge-offs. Deferred loan origination costs include deferred unamortized loan origination costs net of loan fees and other unearned income collected in connection with the origination of a loan. Interest income is accrued as earned. Net purchase premiums or discounts and deferred loan origination costs are amortized or accreted into interest income using the interest method.

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

Other Real Estate and Other Assets Owned — Other real estate and other assets owned (“OREO”) represents real estate and other assets acquired through or in lieu of foreclosure.  OREO is held for sale and is initially recorded at fair value less estimated costs of disposition at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or estimated fair value less costs of disposition. The net operating results from OREO are recognized as non-interest expense.

Premises and Equipment — Premises and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets ranging from three to ten years. Amortization of leasehold improvements is calculated on the straight-line method over the shorter of the estimated useful lives of the assets or the corresponding contractual lease term, which does not generally include renewal options.

Goodwill — The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 ceased the amortization of goodwill and requires an annual assessment for impairment by applying a fair-value-based test.  In accordance with SFAS No. 142, the Company assesses the goodwill for impairment on an annual basis, or on an interim basis if events or circumstances indicate the fair value of the goodwill has decreased below its carrying value. As of December 31, 2007 and 2006, the Company evaluated its goodwill, and determined that no impairment was required.

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

Earnings Per Share — Earnings per share (“EPS”) for all periods presented in the consolidated statements of income are computed in accordance with the provisions of SFAS No. 128, “Earnings Per Share”, and are based on the weighted-average number of shares outstanding during each year. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the effect of common stock equivalents of the Company, which include only shares issuable on the exercise of outstanding options. A reconciliation of the computation of Basic EPS and Diluted EPS is presented in Note 15 — Earnings Per Share.

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, which requires the recognition of the expense related to the fair value of stock-based compensation awards within the consolidated statement of income. The Company elected the modified prospective transition method as permitted by SFAS No. 123(R), and accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation expense for the year ended December 31, 2007 and 2006 includes compensation expense for unvested stock-based compensation awards that were outstanding as of January 1, 2007 and 2006, respectively, for which the requisite service was rendered during the year.  The stock-based compensation costs for these awards granted prior to January 1, 2006 were based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 were based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Total stock-based compensation expense included in our consolidated statement of income for the years ended December 31, 2007 and 2006 were approximately $212,000 ($127,000, net of tax, or $0.02 per diluted share) and $266,000 ($160,000, net of tax, or $0.03 per diluted share), respectively. No stock-based compensation expense was included in the consolidated statements of income for the year ended December 31, 2005. Unrecognized stock-based compensation expense related to unvested stock options was approximately $793,000 and $66,000 at December 31, 2007 and 2006, respectively. At that date, the weighted-average period over which the unrecognized expense was expected to be recognized was 2.41 years and 2.22 years, respectively.

Prior to the adoption of SFAS No. 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS No. 123(R), for the years ended December 31, 2007 and 2006, the presentation of our statement of cash flows has changed from prior periods to report the excess tax benefits from the exercise of stock options as financing cash flows.  For the years ended December 31, 2007 and 2006, $898,000 and $627,000, respectively, of excess tax benefits were reported as financing cash flows.

The table below illustrates the effect on net earnings and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the year ended December 31, 2005.

(in thousands, except per share amounts)
Net income, as reported	$24,063
Less: Stock-based employee compensation expense determined under the fair value method, net of tax	(4,189)
Pro forma net income	$19,874

Earnings per share:
Basic – as reported	$4.19
Basic – pro forma	$3.46
Diluted – as reported	$4.04
Diluted – pro forma	$3.33

Effective December 8, 2005, the Company accelerated the vesting of all unvested stock options previously awarded to employees and officers under the Company’s stock option plans. The decision to accelerate the vesting of these options as of that date was made primarily to reduce non-cash compensation expense that would otherwise have been recorded in the Company’s statement of income beginning on January 1, 2006 upon the adoption of SFAS No. 123(R). The stock based compensation expense for the year ended December 31, 2005 determined under the fair value method, net of related tax effects, shown above includes the effect of acceleration of the vesting of the options outstanding. The impact on the stock based compensation expense disclosure above for fiscal year 2005 was an additional $0.2 million, or $0.04 per fully diluted weighted average share.

The fair value of each option grant was estimated on the date of grant using an option pricing model with the following weighted-average assumptions for option grants:

	Weighted-Average Assumptions for Option Grants
	2007	2006	2005
Dividend Yield	1.87%	1.17%	0.00%
Expected Volatility	24.31%	22.86%	37.59%
Risk-Free Interest Rates	4.67%	4.94%	4.33%
Expected Lives	5 Years	5 Years	5.5 Years
Weighted-Average Fair Value	$9.12	$13.68	$20.69

Other Comprehensive Income — Other comprehensive income is displayed in the Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income and consists of the change in net unrealized holding gain or loss on securities classified as available-for-sale, net of the related income tax effect.

New Accounting Pronouncements — In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” — an amendment of SFAS Nos. 133 and 140.  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement was effective for the Company on January 1, 2007.  The adoption of SFAS No. 155 did not have a material impact on the Company’s financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement was effective for the Company on January 1, 2007.  The adoption of SFAS No. 156 did not have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities."  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB Statement No. 51.”  SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements. FIN 48 was effective for the Company on January 1, 2007.  The adoption of FIN 48 did not have a material impact on the Company’s financial condition or results of operations.

NOTE 2—INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of December 31, 2007 and 2006 are as follows:

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
	(in thousands)
December 31, 2007:
Investment securities available-for-sale:
U.S. agency securities	$9,997	$9,986	$2	$13
Collateralized mortgage obligations	83,260	84,264	1,046	42
Mortgage-backed securities	4,453	4,489	36	—
Corporate bonds	13,437	12,582	—	855
Residual interest in securitized loans	1,318	1,318	—	—
Equity securities	5,013	5,285	281	9
Total investment securities available-for-sale	$117,478	$117,924	$1,365	$919
Investment securities held-to-maturity:
Mortgage-backed securities	$159,023	$158,509	$305	$819
December 31, 2006:
Investment securities available-for-sale:
U.S. agency securities	$62,554	$62,184	$3	$373
Collateralized mortgage obligations	34,991	35,127	163	27
Residual interest in securitized loans	1,911	2,039	128	—
Equity securities	13	177	170	6
Total investment securities available-for-sale	$99,469	$99,527	$464	$406
Investment securities held-to-maturity:
Mortgage-backed securities	$193,512	$190,475	$105	$3,142

The amortized cost and approximate fair value of securities at December 31, 2007 are presented below by contractual maturity.  Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to prepay obligations.  Equity securities classified as available-for-sale that have no maturity are included in the due in one year or less column.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)

Due in one year or less	$9,998	$10,171	$—	$—
Due after one year through five years	1,331	1,318	—	—
Due after five years through ten years	22,182	22,494	—	—
Due after ten years	83,967	83,941	159,023	158,509
	$117,478	$117,924	$159,023	$158,509

At December 31, 2007, the remaining contractual maturity and weighted average life of the mortgage-backed securities held-to-maturity was approximately 26.7 and 5.3 years, respectively. Additionally, the remaining contractual maturity and weighted average life of the collateralized mortgage obligations was approximately 16.5 and 3.5 years, at December 31, 2007. The weighted average life of mortgage-backed securities and collateralized mortgage obligations differs from the contractual maturity due to anticipated principal prepayments.

A total of 22 securities and 25 securities had unrealized losses at December 31, 2007 and 2006, respectively. These securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 months		More than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2007:	(in thousands)
Investment securities available-for-sale:
U.S. agency securities	$3,986	$13	$—	$—	$3,986	$13
Collateralized mortgage obligations	17,062	42	—	—	17,062	42
Corporate bonds	12,582	855	—	—	12,582	855
Equity securities	—	—	2	9	2	9
Total investment securities available-for-sale	$33,630	$910	$2	$9	$33,632	$919

Investment securities held-to-maturity:
Mortgage-backed securities	$24,438	$2	$81,921	$817	$106,359	$819

December 31, 2006:
Investment securities available-for-sale:
U.S. agency securities	$—	$—	$56,214	$373	$56,214	$373
Collateralized mortgage obligations	9,022	27	—	—	9,022	27
Equity securities	—	—	4	6	4	6
Total investment securities available-for-sale	$9,022	$27	$56,218	$379	$65,240	$406

Investment securities held-to-maturity:
Mortgage-backed securities	$—	$—	$182,953	$3,142	$182,953	$3,142

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company expects to receive the face or par value of the securities. Furthermore, as of December 31, 2007, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as these securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2007, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment loss has been realized in the Company’s consolidated statements of income.

During 2007 and 2006, no securities were sold prior to their maturity or call date.  There were no realized gains or losses on investment securities for the years ended December 31, 2007, 2006 and 2005.

NOTE 3—LOANS

Loans consisted of the following:

	December 31,
	2007	2006
	(in thousands)
Real estate loans	$2,627,801	$2,524,182
Construction and land loans	421,110	370,473
Entertainment finance loans	76,342	74,204
Franchise loans	2,718	9,334
Commercial and other loans	14,631	9,346
	3,142,602	2,987,539
Unamortized premium	13,776	18,138
Deferred loan origination costs, net	16,477	13,740
	3,172,855	3,019,417
Allowance for loan losses	(47,783)	(46,049)
	$3,125,072	$2,973,368

At December 31, 2007, approximately 27.0%, 72.4% and 0.6% of the Bank’s real estate loans were secured by income producing commercial properties, income producing multi-family properties and residential one-to-four family properties, respectively. At December 31, 2007, approximately 43.8% of our loans secured by real estate were collateralized by properties located in California.  At December 31, 2007, construction and land loans consisted of 60.1% of single-family residential and condominium projects, 25.4% of commercial retail and multi-family development projects and 14.5% of land loans.

At December 31, 2006, approximately 24.5%, 73.9% and 1.6% of the Bank’s real estate loans were secured by income producing commercial properties, income producing multi-family properties and residential one-to-four family properties, respectively. At December 31, 2006, approximately 54.4% of our loans secured by real estate were collateralized by properties located in California.  At December 31, 2006, construction and land loans consisted of 56.1% of single-family residential and condominium projects, 38.6% of commercial retail and multi-family development projects and 5.3% of land loans.

At December 31, 2007 and 2006, approximately $2.3 billion and $2.0 billion, respectively, of loans were pledged to secure a borrowing facility at the Federal Home Loan Bank (“FHLB”) of San Francisco.

The following is the activity in the allowance for loan losses on loans for the periods indicated.

	As of and for the Years Ended December 31,
	2007	2006	2005
	(in thousands)
Balance at beginning of year	$46,049	$43,817	$35,483
Provision for loan losses	11,077	5,000	10,250
Charge-offs:
Real estate loans	(6,843)	(1,634)	(1,584)
Construction and land loans	(1,530)	—	—
Entertainment finance loans	(2,500)	(2,500)	(395)
Franchise loans	—	—	(451)
Total charge-offs	(10,873)	(4,134)	(2,430)
Recoveries:
Real estate loans	796	894	88
Entertainment finance loans	470	472	426
Franchise loans	264	—	—
Total recoveries	1,530	1,366	514
Net charge-offs	(9,343)	(2,768)	(1,916)
Balance at end of year	$47,783	$46,049	$43,817

As of December 31, 2007 and 2006, there were $93,000 and $61,000 respectively, of entertainment finance loan recoveries, related to borrowers domiciled outside of the United States.

As of December 31, 2007 and 2006, the accrual of income had been suspended on approximately $38.0 million and $26.3 million, respectively, of loans. Interest income that was contractually due on loans that were on nonaccrual status that was not recognized during the years ended December 31, 2007, 2006 and 2005 was approximately $2.8 million, $1.5 million, and $1.6 million, respectively.

As of December 31, 2007 and 2006, restructured loans totaled $14.1 million and $13.4 million, respectively. There were $100,000 related commitments to lend additional funds on restructured loans. For the years ended December 31, 2007, 2006 and 2005, $1.4 million, $1.5 million, and $1.9 million, respectively, of gross interest income would have been recorded had the loans been current in accordance with their original terms compared to $1.0 million, $720,000, and $1.4 million, respectively, of interest income that was included in net income for the same periods. The average yield on restructured loans was 7.90% and 9.15%, respectively, at December 31, 2007 and 2006.

As of December 31, 2007 and 2006, impaired loans totaled $47.0 million and $35.5 million, respectively, with a valuation allowance provided for these loans of $11.6 million and $8.5 million, respectively.  As of December 31, 2007 and 2006, impaired loans on nonaccrual status were $38.0 million and $26.3 million, respectively. There were no impaired loans without a valuation allowance as of December 31, 2007 and 2006.  The average recorded investment in impaired loans for the years ended December 31, 2007, 2006 and 2005 was $44.6 million, $32.3 million, and $28.7 million, respectively. Interest income recognized on impaired loans for the years ended December 31, 2007, 2006 and 2005 was $824,000, $826,000, and $945,000, respectively.

Loans having carrying values of $17.9 million and $3.5 million were transferred to OREO in 2007 and 2006, respectively.

NOTE 4—OTHER REAL ESTATE OWNED

Other real estate and other assets owned was stated as follows:

	December 31,
	2007	2006
	(in thousands)
Other real estate owned held for sale	$14,317	$6,729
Other assets owned held for sale	5,079	—
Less: valuation allowance	—	—
Other real estate owned, net	$19,396	$6,729

The activity in the valuation allowance for other real estate and other assets owned was as follows:

	As of and for the Years Ended December 31,
	2007	2006	2005
	(in thousands)
Balance at beginning of year	$—	$—	$—
Provision for losses on other real estate owned	300	—	—
Charge-offs on other real estate owned	(300)	—	—
Balance at end of year	$—	$—	$—

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization and consist of the following:

	December 31,
	2007	2006
	(in thousands)
Furniture, fixtures and equipment	$15,277	$16,876
Leasehold improvements	4,551	6,327
Automobiles	1,579	1,476
	21,407	24,679
Accumulated depreciation and amortization	(12,857)	(16,828)
	$8,550	$7,851

Depreciation and amortization expense on premises and equipment for the years ended December 31, 2007, 2006 and 2005 was $3.0 million, $2.7 million, and $2.7 million, respectively.

NOTE 6—DEPOSIT ACCOUNTS

Deposit accounts consist of the following:

	December 31,
	2007	2006
	(in thousands)
Non-interest demand accounts	$16,819	$23,171
Interest demand accounts	26,518	24,523
Money market and passbook accounts	251,660	210,236
Time certificates under $100,000	784,697	784,732
Time certificates $100,000 and over	1,102,164	1,016,743
	$2,181,858	$2,059,405

Demand deposit accounts have no contractual maturity.  The weighted average contractual interest rate of the Bank’s interest-bearing demand deposit accounts was 3.37% and 2.96% at December 31, 2007 and 2006, respectively.  The weighted average contractual interest rate of the Bank’s money market and passbook accounts was 4.73% and 4.90% at December 31, 2007 and 2006, respectively. Additionally, some money market accounts have limited checking features which allow three check withdrawals per month.  The weighted average contractual interest rate of the Bank’s time certificate accounts was 5.07% and 5.16% at December 31, 2007 and 2006, respectively.

Interest expense on time certificates $100,000 and over, which includes broker deposits, for the years ended December 31, 2007, 2006 and 2005 amounted to approximately $54.3 million, $40.1 million, and $22.7 million, respectively.

The Bank is a member of the FDIC and its deposits are insured up to $100,000 each per insured depositor.  In addition, insurance coverage of up to $250,000 are available for “self-directed” retirement accounts.

As of December 31, 2007, the contractual maturities of time certificate accounts were as follows:

Year of Maturity	Amount
(in thousands)
2008	$1,655,065
2009	53,905
2010	132,724
2011	41,271
2012	3,896
$1,886,861

NOTE 7 — LINES OF CREDIT

As of December 31, 2007 and 2006, the Bank had uncommitted, unsecured lines of credit of $131.0 million and $128.0 million, respectively, with four unaffiliated financial institutions renewable daily.  There were no borrowings on these lines at December 31, 2007 and 2006.

The Company also has a $37.5 million revolving credit facility with an unaffiliated financial institution.  There were no borrowings on this line of credit at December 31, 2007.

NOTE 8 — JUNIOR SUBORDINATED DEBENTURES

The Company has created five trusts, ITLA Capital Statutory Trust I (“Trust I”), ITLA Capital Statutory Trust II (“Trust II”), ITLA Capital Statutory Trust III (“Trust III”), ITLA Capital Statutory Trust IV (“Trust IV”), and ITLA Capital Statutory Trust V (“Trust V”). Trust I issued $14.0 million of 10.60% cumulative trust preferred securities in September 2000, Trust II issued $15.0 million of 10.20% cumulative trust preferred securities in February 2001, Trust III issued $20.0 million of variable rate cumulative trust preferred securities in October 2002, Trust IV issued $10.0 million of variable rate cumulative trust preferred securities in December 2002, and Trust V issued $25.0 million of variable rate cumulative trust preferred securities in December 2002 (referred to collectively as the “Trust Preferred securities”). ICB has fully and unconditionally guaranteed the Trust Preferred securities along with all obligations of each trust under their respective trust agreements. Each trust was formed for the exclusive purpose of issuing their respective Trust Preferred securities and common securities and using the proceeds to acquire ICB’s junior subordinated deferrable interest debentures. Trust I acquired an aggregate principal amount of $14.4 million of ICB’s 10.60% junior subordinated deferrable interest debentures due September 7, 2030 that pay interest each March 7 and September 7 during the term of this security. Trust II acquired an aggregate principal amount of $15.5 million of ICB’s 10.20% junior subordinated deferrable interest debentures due February 22, 2031 that pays interest each February 22 and August 22 during the term of this security. Trust III acquired an aggregate principal amount of $20.6 million of ICB’s variable rate junior subordinated deferrable interest debentures due October 30, 2032 that pays interest on each April 30 and October 30 during the term of the security. Trust IV acquired an aggregate principal amount of $10.3 million of ICB’s variable rate junior subordinated deferrable interest debentures due December 10, 2032 that pays interest each June 15 and December 15 during the term of the security. Trust V acquired an aggregate principal amount of $25.8 million of ICB’s variable rate junior subordinated deferrable interest debentures due December 26, 2032 that pays interest quarterly on March 26, June 26, September 26, and December 26 during the term of the security. The sole assets of each trust are the debentures it holds. Each of the debentures is redeemable, in whole or in part, at ICB’s option on or after ten years after issuance for Trust I and Trust II (at declining premiums during the 11th through the 20th year after issuance and at par during the 21st year and thereafter until maturity), and five years after issuance for Trust III, Trust IV, and Trust V (at par until maturity).  Each of the debentures is also redeemable, in whole and not in part, at ICB’s option any time prior to maturity, upon the occurrence of certain special events, which include, among others, a determination by the Federal Reserve Board that the Trust Preferred securities do not qualify as Tier 1 capital (discussed below).

The Company used the proceeds from the debentures for general corporate purposes, including an aggregate of $81.3 million in capital contributions to the Bank to support future growth. The costs associated with the Trust Preferred securities issuance were netted with proceeds and are being amortized using a method that approximates the interest method over a period of five to ten years.

The trust preferred securities qualify as Tier 1 capital for ICB to the extent permitted under Federal Reserve Board regulations.  See “Note 14 – Regulatory Requirements.”

NOTE 9 — FHLB ADVANCES AND OTHER BORROWINGS

FHLB advances represent $991.2 million of collateralized obligations with the FHLB of San Francisco.  Other borrowings consist of $30.0 million of securities sold under agreements to repurchase, which mature within one year.  FHLB advances and other borrowings are summarized by contractual maturity as follows:

Year of Maturity	Amount
(in thousands)
2008	$318,602
2009	164,646
2010	307,915
2011	145,002
2012	66,921
Thereafter	18,149
$1,021,235

The Company has pledged real estate loans with a carrying value of $2.3 billion and investment securities held-to-maturity with a carrying and fair value of $9.1 million and $9.2 million, respectively, to secure FHLB advances. The total FHLB borrowing capacity available from the collateral that has been pledged is approximately $1.4 billion, of which $415.6 million remained available to borrow as of December 31, 2007, net of the $13.2 million of additional FHLB stock that we would be required to purchase to support the additional borrowing.  Additionally, the Company has pledged investment securities held-to-maturity with a carrying and fair value of $27.5 million and $27.6 million, respectively, and investment securities available-for-sale with a carrying and fair value of $5.9 million to secure securities sold under agreements to repurchase.

The following table represents a summary of short and long-term borrowings for the periods indicated.  Short-term borrowings shown in the table consist entirely of FHLB advances.

	December 31,
	2007	2006	2005
	(dollars in thousands)
Short-Term Borrowings:
Maximum amount outstanding at any month-end during the year	$228,000	$177,498	$112,000
Weighted-average daily balance outstanding	$145,458	$15,094	$38,566
Weighted-average rate paid during the year	5.14%	4.96%	3.19%
Weighted-average rate on balance at year-end	4.57%	5.40%	4.18%
Balance at year-end	$130,000	$177,498	$88,205
Interest expense	$7,470	$749	$1,230

Long-Term Borrowings:
Maximum amount outstanding at any month-end during the year	$899,224	$973,571	$906,457
Weighted-average daily balance outstanding	$866,003	$911,822	$668,825
Weighted-average rate paid during the year	4.46%	4.17%	3.63%
Weighted-average rate on balance at year-end	4.64%	4.25%	4.00%
Balance at year-end	$891,235	$832,502	$904,352
Interest expense	$38,664	$37,973	$24,278

NOTE 10 — BENEFIT PLANS

Salary Savings Plan. The Company has a salary savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may contribute a portion of their pretax earnings, not to exceed the annual limits established by the Internal Revenue Service. We match 50% of each employee’s salary deferral, up to a maximum 6% of the employee’s salary. Employees vest in employer contributions and the earnings thereon over a five-year period. Matching contributions to the Savings Plan were $490,000, $478,000, and $452,000, in 2007, 2006 and 2005, respectively.

Nonqualified Deferred Compensation Plans. The Company has deferred compensation plans designed to provide additional retirement benefits for certain officers and key employees who cannot take full advantage of the Savings Plan. The costs associated with these deferred compensation plans were approximately $42,000 in 2007 and $36,000 in both 2006 and 2005.

Supplemental Executive Retirement Plan. The Company has adopted a Supplemental Executive Retirement Plan (the “SERP”) for certain officers and key employees which provides for participants to be awarded shares of common stock of the Company on a tax deferred basis from the Recognition and Retention Plan (“RRP”) previously approved by the shareholders.  All of the shares granted under the RRP have been awarded and are fully vested.  The Company recognized $106,000 of compensation expense from the vesting of allocated SERP/RRP shares in 2005.  No compensation expense was recognized in 2007 and 2006 in connection with this plan.

Stock Plans. The Company adopted an employee stock incentive plan and stock option plan for nonemployee directors (collectively, “the Stock Plan”) which together provide for the award of up to 1,631,000 shares of common stock to officers, directors and employees as compensation for future services. An amendment to the Stock Plan increasing the number of shares authorized for award under the Stock Plan by 320,000 shares and 311,000 shares, respectively, were approved by the Company’s shareholders on July 27, 2005 and June 29, 2001. As of December 31, 2007, the Company has granted an aggregate of 2,000,750 options under the Stock Plan, of which 1,022,256 have been exercised and 408,094 have been forfeited. The exercise price per share of the options outstanding at December 31, 2007 ranges from $11.00 to $58.00 per share and generally vest 33-1/3% per year, beginning with the first anniversary of the date of each individual grant.

The number of options and weighted-average exercise prices of options for each of the following groups of options, for the periods indicated, are as follows:

	Number of Options		Weighted-Average Exercise Price
	2007	2006	2007	2006
Options outstanding at the beginning of the year	545,984	630,818	$35.73	$35.61
Options granted during the year	103,000	7,250	$36.34	$51.10
Options exercised during the year	(76,584)	(86,674)	$21.79	$35.36
Options forfeited during the year	(2,000)	(5,410)	$47.92	$48.11

Options outstanding at the end of the year	570,400	545,984	$37.67	$35.73
Options exercisable at the end of the year	464,068	538,484	$37.87	$35.50

NOTE 11 — INCOME TAXES

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
	(in thousands)
Components of the deferred tax asset:
Allowance for loan losses	$20,091	$18,933
Accrued expenses	3,641	3,462
State income taxes	661	1,314
Other	3,752	939
Total deferred tax assets	28,145	24,648
Components of the deferred tax liability:
Deferred loan origination costs	10,761	9,167
FHLB stock dividends	5,049	3,945
Unrealized gain on investment securities available-for-sale	187	23
Total deferred tax liabilities	15,997	13,135
Net deferred tax asset	$12,148	$11,513

The deferred tax asset is considered fully realizable, as when the temporary differences associated with the deferred tax asset are recognized for income tax purposes, those deductions are expected to be fully offset, either by carryback against previously taxed income or by reducing future taxable income. Accordingly, we have not established a valuation allowance on the deferred tax asset.

A summary of the provision for income taxes follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Current provision:
Federal	$8,927	$13,678	$14,709
State	2,507	3,889	4,713
	11,434	17,567	19,422
Deferred (benefit) provision:
Federal	(468)	540	(1,448)
State	(331)	386	(492)
	(799)	926	(1,940)
	$10,635	$18,493	$17,482

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2007	2006	2005
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	7.0%	7.0%	7.0%
State income tax credit and other benefits	(1.5)%	(1.3)%	—
Effective income tax rate	40.5%	40.7%	42.0%

The income tax provision (benefit) component of accumulated other comprehensive income was $164,000, $278,000, and ($309,000) for the years ended December 31, 2007, 2006 and 2005, respectively.  During 2007, 2006 and 2005, the Company recognized a $898,000, $627,000 and $4.0 million income tax benefit related to the exercise of employee stock options.  The benefit was recorded in contributed capital within the consolidated balance sheets.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized an approximate $1.2 million increase in the liability for unrecognized tax benefits. The following table presents the activity in unrecognized tax benefits for 2007:

Amount
(in thousands)
Unrecognized tax benefit at adoption, January 1	$—
Gross increases — tax positions in prior period	1,007
Gross decreases — tax positions in prior period	—
Gross increases — tax positions in current period	233
Gross decreases — tax positions in current period	—
Settlements	—
Lapse of statute of limitations	—
Unrecognized tax benefit, December 31	$1,240

Included in the balance of unrecognized tax benefits at December 31, 2007, are approximately $1.2 million of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes accrued interest related to unrecognized tax benefits and penalties as a component of provision for income taxes. Related to the uncertain tax benefits noted above, the Company accrued penalties of $35,000 and interest of $91,000 during 2007.  The Company does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company is subject to taxation in the United States and various states and local jurisdictions. The tax years that remain open for examination for the Company’s major jurisdictions of the United States and California are 2003, 2004, 2005 and 2006.

NOTE 12 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

We have exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit. This exposure is represented by the contractual amount of those instruments and the Company uses the same lending policies for these instruments as it does for the loan portfolio. We had outstanding unfunded loan commitments, consisting primarily of the unfunded portion of construction and entertainment finance loans, of approximately $315.6 million and $256.7 million at December 31, 2007 and 2006, respectively.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible extensions of future extensions of credit to existing customers.  These lines of credit are typically uncollateralized and usually do not contain a specific maturity date and often are not drawn upon to the total extent to which the Company is committed.  We had outstanding commercial lines of credit totaling $1.7 million and $1.1 million at December 31, 2007 and 2006, respectively.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Commitments

We lease office facilities under noncancelable operating leases. Estimated future minimum lease payments required under leases with initial or remaining noncancelable terms in excess of one year at December 31, 2007 are as follows:

(in thousands)
2008	$3,657
2009	2,587
2010	2,064
2011	1,887
2012	1,166
Thereafter	728
Total	12,089
Sub-Lease income	(556)
Net future minimum lease payments	$11,533

Certain leases contain rental escalation clauses based on increases in the consumer price index, and renewal options of up to ten years, which may be exercised by the Company. We incurred rent expense of $4.5 million, $4.5 million, and $4.2 million in 2007, 2006 and 2005, respectively.

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

NOTE 14 — REGULATORY REQUIREMENTS

The Company is subject to supervision by the Federal Reserve Board (“FRB”).  The Bank is subject to supervision and regulation by the FDIC and the Department of Financial Institutions (“DFI”) of the State of California under the provisions of the California Banking Law. These provisions authorize the Bank’s issuance of deposits, place limits on the size of loans the Bank can make, and specify the maintenance of minimum liquidity levels.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets (“Leverage Ratio”). Management believes, as of December 31, 2007 and 2006, that the Company and the Bank meet all applicable capital adequacy requirements.

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

As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the applicable regulatory framework. Similarly, the Company’s capital levels exceeded the levels necessary to be considered “well capitalized”. To be categorized as “well capitalized”, the Company and the Bank must maintain minimum Total Risk-Based and Tier 1 Risk-Based Ratios, and the Bank must also maintain a minimum Tier 1 Leverage Ratio as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company’s and the Bank’s category.

ICB and the Bank’s actual regulatory capital amounts and ratios are presented in the following table:

	Actual		Minimum Requirement for Capital Adequacy Purposes		Capital Required to Maintain “Well Capitalized” Designation
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2007
Total capital (to risk-weighted assets)
Imperial Capital Bancorp, Inc.	$346,687	11.3%	$245,654	8.0%	$307,068	10.0%
Imperial Capital Bank	$331,141	10.9%	$244,095	8.0%	$305,119	10.0%
Tier I capital (to risk-weighted assets)
Imperial Capital Bancorp, Inc.	$298,909	9.7%	$122,828	4.0%	$184,242	6.0%
Imperial Capital Bank	$292,879	9.6%	$122,048	4.0%	$183,072	6.0%
Tier I capital (to average total assets)
Imperial Capital Bancorp, Inc.	$298,909	8.4%	$141,680	4.0%	$177,100	5.0%
Imperial Capital Bank	$292,879	8.3%	$140,919	4.0%	$176,149	5.0%
As of December 31, 2006
Total capital (to risk-weighted assets)
Imperial Capital Bancorp, Inc.	$337,868	11.9%	$227,517	8.0%	$284,396	10.0%
Imperial Capital Bank	$325,500	11.5%	$226,322	8.0%	$282,903	10.0%
Tier I capital (to risk-weighted assets)
Imperial Capital Bancorp, Inc.	$290,912	10.2%	$113,759	4.0%	$170,639	6.0%
Imperial Capital Bank	$290,013	10.3%	$113,162	4.0%	$169,743	6.0%
Tier I capital (to average total assets)
Imperial Capital Bancorp, Inc.	$290,912	9.0%	$128,696	4.0%	$160,870	5.0%
Imperial Capital Bank	$290,013	9.1%	$127,974	4.0%	$159,968	5.0%

Additionally, Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis.

At December 31, 2007, the Bank's retained earnings available for the payment of dividends was $142.9 million.  Accordingly, $153.2 million of the Company's equity in the net assets of the Bank was restricted at December 31, 2007.  Funds available for loans or advances by the Bank to the Company amounted to $15.3 million.  In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

NOTE 15—EARNINGS PER SHARE

The following is a reconciliation of the amounts used in the calculation of basic earnings per share and diluted earnings per share.

	Net Income	Weighted-Average Shares Outstanding	Per Share Amount
	(in thousands, except per share data)
Year ended December 31, 2007
Basic earnings per share	$15,620	5,473	$2.85
Dilutive effect of stock options	—	94	(0.04)
Diluted earnings per share	$15,620	5,567	$2.81
Year ended December 31, 2006
Basic earnings per share	$26,889	5,562	$4.83
Dilutive effect of stock options	—	150	(0.12)
Diluted earnings per share	$26,889	5,712	$4.71
Year ended December 31, 2005
Basic earnings per share	$24,063	5,749	$4.19
Dilutive effect of stock options	—	214	(0.15)
Diluted earnings per share	$24,063	5,963	$4.04

NOTE 16—DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investment Securities — Fair values are based on bid prices and quotations published and/or received from established securities dealers.  In those limited situations where quotations are not available, values are determined using present value of estimated future cash flows.

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

The carrying amounts and estimated fair values of our financial instruments are as follows:

	December 31,
	2007		2006
	Cost or Carrying Amount	Estimated Fair Value	Cost or Carrying Amount	Estimated Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$8,944	$8,944	$30,448	$30,448
Investment securities available-for-sale	117,924	117,924	99,527	99,527
Investment securities held-to-maturity	159,023	158,509	193,512	190,475
Stock in Federal Home Loan Bank	53,497	53,497	48,984	48,984
Loans, net	3,125,072	3,145,088	2,973,368	3,008,621
Accrued interest receivable	20,841	20,841	20,753	20,753
Financial liabilities:
Deposit accounts	$2,181,858	$2,191,930	$2,059,405	$2,061,922
Federal Home Loan Bank advances and other borrowings	1,021,235	1,041,398	1,010,000	998,219
Junior subordinated debentures	86,600	91,889	86,600	90,425

NOTE 17—BUSINESS SEGMENT INFORMATION

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

Required reported segment information for 2007, 2006 and 2005 is detailed below:

	Lending Operations	All Other	Eliminations	Consolidated
	(in thousands)
As of and for the Year Ended December 31, 2007
Revenues from external customers	$253,296	$1,108	$—	$254,404
Total interest income	250,436	835	—	251,271
Total interest expense	156,245	8,338	—	164,583
Depreciation and amortization expense	2,497	476	—	2,973
Provision (benefit) for income taxes	14,525	(3,890)	—	10,635
Capital expenditures	3,351	481	—	3,832
Total assets	3,527,164	327,373	(303,318)	3,551,219
Income (loss) before provision for income taxes	36,798	(10,543)	—	26,255
As of and for the Year Ended December 31, 2006
Revenues from external customers	$228,057	$1,216	$—	$229,273
Total interest income	225,376	1,125	—	226,501
Total interest expense	123,878	8,197	—	132,075
Depreciation and amortization expense	2,305	393	—	2,698
Provision (benefit) for income taxes	22,513	(4,020)	—	18,493
Capital expenditures	2,286	325	—	2,611
Total assets	3,396,079	319,554	(300,123)	3,415,510
Income (loss) before provision for income taxes	55,410	(10,028)	—	45,382
As of and for the Year Ended December 31, 2005
Revenues from external customers	$182,580	$2,152	$—	$184,732
Total interest income	175,855	2,303	—	178,158
Total interest expense	79,315	7,171	—	86,486
Depreciation and amortization expense	2,290	392	—	2,682
Provision (benefit) for income taxes	20,113	(2,631)	—	17,482
Capital expenditures	2,232	523	—	2,755
Total assets	3,029,118	302,351	(280,273)	3,051,196
Income (loss) before provision for income taxes	49,362	(7,817)	—	41,545

NOTE 18—PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

The parent company only financial statements of Imperial Capital Bancorp, Inc. are as follows:

Condensed Balance Sheets

	December 31,
	2007	2006
	(in thousands)
Assets
Cash and cash equivalents	$972	$1,401
Investment securities available-for-sale, at fair value	1,503	2,216
Investments in wholly-owned subsidiaries:
Imperial Capital Bank	296,161	292,990
Imperial Capital Real Estate Investment Trust	1,764	1,504
Other subsidiaries	108	177
Investments in unconsolidated subsidiaries	2,600	2,600
Other assets	24,116	18,393
Total assets	$327,224	$319,281
Liabilities and Shareholders’ Equity
Junior subordinated debentures	$86,600	$86,600
Other liabilities	13,057	11,344
Shareholders’ equity	227,567	221,337
Total liabilities and shareholders’ equity	$327,224	$319,281

Condensed Statements of Income

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Interest income	$835	$1,125	$2,303
Interest expense	8,338	8,197	7,171
Net interest expense	(7,503)	(7,072)	(4,868)
Provision for loan losses	(3)	(4)	(64)
Non-interest expense:
General and administrative expense	3,316	3,052	2,809
Other	(273)	(91)	140
Total non-interest expense	3,043	2,961	2,949
Loss before income tax benefit and equity in net income of subsidiaries	(10,543)	(10,029)	(7,753)
Income tax benefit	(3,890)	(4,021)	(2,609)
Loss before equity in net income of subsidiaries	(6,653)	(6,008)	(5,144)
Equity in net income of subsidiaries	22,273	32,897	29,207
Net income	$15,620	$26,889	$24,063

Condensed Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Cash Flows From Operating Activities:
Net income	$15,620	$26,889	$24,063
Adjustments to net income:
Equity in undistributed net income of subsidiaries	(22,227)	(32,897)	(29,207)
Provision for loan losses	(3)	(4)	(64)
Other, net	(688)	29	3,465
Increase in other assets	(4,373)	(1,506)	(335)
Increase (decrease) in other liabilities	1,675	(445)	524
Net cash used in operating activities	(9,996)	(7,934)	(1,554)

Cash Flows From Investing Activities:
Capital distribution received from Imperial Capital REIT	—	1,857	11,065
Dividends received from Imperial Capital Bank	18,400	8,500	3,000
Dividends received from Imperial Capital REIT	700	251	3,756
Other, net	262	906	1,376
Net cash provided by investing activities	19,362	11,514	19,197

Cash Flows From Financing Activities:
Proceeds from exercise of employee stock options	2,567	3,692	4,650
Cash paid to acquire treasury stock	(9,062)	(11,374)	(22,625)
Cash dividends paid	(3,300)	(2,371)	—
Net cash used in financing activities	(9,795)	(10,053)	(17,975)

Net decrease in cash and cash equivalents	(429)	(6,473)	(332)
Cash and cash equivalents at beginning of period	1,401	7,874	8,206
Cash and cash equivalents at end of period	$972	$1,401	$7,874

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Control and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2007 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2007, no changes occurred in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors of the Registrant

The executive officers of the Registrant are identified below.

Name	Age	Position
George W. Haligowski	53	Chairman of the Board, President and Chief Executive Officer of ICB and the Bank
Norval L. Bruce	66	Vice Chairman of the Board of ICB and the Bank
Timothy M. Doyle	51	Executive Managing Director and Chief Financial Officer of ICB and the Bank
Lyle C. Lodwick	53	Executive Managing Director and Chief Operating Officer of ICB and the Bank
Phillip E. Lombardi	51	Executive Managing Director and Chief Credit Officer of ICB and the Bank

George W. Haligowski has served as ICB’s Chairman of the Board, President and Chief Executive Officer since inception. He has also served as the Bank’s Chairman of the Board and Chief Executive Officer since 1992, and was the Bank’s President from 1992 to October 1997. In 2000 he was again appointed as President of the Bank. From 1990 to 1992, he served as President, Chief Executive Officer and Principal of Halivest International, Ltd., an international finance and asset management company. He was previously employed as a Vice President by Shearson Lehman Hutton (1988 to 1990) and Prudential-Bache Securities (1983 to 1988), and by Avco Financial Services as Regional Director of its Japanese branch operations (1976 to 1981), as Training Coordinator for Avco Thrift and Loan (1976) and as a Branch Manager (1974 to 1976). Mr. Haligowski’s post secondary education consists of the following programs: He graduated from the Securities Industry Institute held at the University of Pennsylvania Wharton School. He also became an alumnus of the Harvard Business School by completing the Owners Presidents Management Program. He completed the Advanced Management Program at the University of Southern California. He received his Masters of Banking diploma from L.S.U. Graduate School of Banking. Mr. Haligowski also serves on several boards, including Operation Hope, Chairman Emeritus of the Young Presidents Organization of San Diego, and is Chairman of the University of California San Diego Scripps Institute of Oceanography's Advisory Board the Director's Cabinet.

Norval L. Bruce has served as the Vice Chairman of the Board of ICB and the Bank since June of 1999. He was also Chief Credit Officer from June 1999 through August 2007 and prior to that he was President and Chief Operating Officer of the Bank from October 1997 to June 1999, and previously was the Executive Vice President and Chief Credit Officer of the Bank from 1990 to October 1997. Mr. Bruce was appointed a director of the Bank and ICB in January 1997 and September 1997, respectively. From 1988 to 1989, he served as Executive Vice President and Chief Credit Officer of Security Pacific Bank, Nevada. He was previously employed by Security Pacific Bank from 1965 to 1988 in a variety of positions including management positions in which he was responsible for both loan origination and credit quality. Mr. Bruce has an Associates of Arts degree from Clark College of Vancouver Washington, and attended the University of Washington where he studied economics and engineering. He is a graduate of the Southwestern Graduate School of Banking at Southern Methodist University and he has completed the Executive Program in Management from the John E. Anderson Graduate School of Management at UCLA.

Timothy M. Doyle has served as Executive Managing Director and Chief Financial Officer of ICB and the Bank since August 2005. He was previously Senior Managing Director and Chief Financial Officer of ICB and the Bank from May 2000 to August 2005, and prior to that he was Managing Director and Chief Administrative Officer of ICB and the Bank from May 1996 to May 2000. Before joining the Bank, he was the Controller and Director of Operations at Northeastern Plastics from 1995 to 1996; Assistant Controller of Alpha Wire Corporation from 1992 to 1994; and Vice President and Chief Financial Officer of Halivest International, Ltd. from 1989 to 1991. From 1982 to 1988, he was the Corporate Controller of the Shepaug Corporation. Mr. Doyle graduated with a Bachelor of Science degree in Accounting from Western New England College, and has completed the International Business Management Senior Executive Program of the London Business School.

Lyle C. Lodwick has served as Executive Managing Director and Chief Operating Officer of ICB and the Bank since August 2005.  Prior to joining ICB, Mr. Lodwick served as Executive Vice President and Chief Operating Officer of Sunwest Bank and, prior to that, he served as Executive Vice President and Chief Credit Officer at Pacific Crest Capital, Inc.  During his tenure at Pacific Crest Capital, Inc. from 1992 to 2004, he held several senior level positions with the company.  From 1982 to 1985, he was Assistant Regional Credit Manager, Western Region, with Commercial Credit Corporation. Mr. Lodwick has a BA from Whittier College and an MBA from the University of LaVerne.

Phillip E. Lombardi has served as Executive Managing Director - Chief Credit Officer of ICB and the Bank since August 2005.  Prior to joining ICB, he was Vice President and Manager of the Los Angeles Real Estate Industries lending division of Bank of the West (formerly Sanwa Bank of California) from 2001 to 2004. He was previously Vice President and Relationship Manager for Citicorp Real Estate, Inc. and the Commercial Asset Management unit of Citibank, F.S.B. from 1985 through 2000; and Construction Superintendent and later Marketing Director for 666 Venture, Inc. from 1981 to 1985. Mr. Lombardi has an MBA from the University of Chicago with a Specialization in Finance, and a BA from the University of Puget Sound.

The directors of ICB, excluding Mr. Haligowski and Mr. Bruce, are identified below.

Jeffrey L. Lipscomb, age 54, is a Chartered Financial Consultant (ChFC), and an Investment Advisory Associate with AXA Advisors and formerly was a Registered Principal and Assistant Manager of the San Diego office of Equitable Financial Companies since 1986, handling corporate group benefits and personal financial planning. Additionally, he is an Executive Vice-President of Excelsior Financial Network, LLC, a wealth planning management group. Mr. Lipscomb was also with Kidder Peabody from 1983 to 1986. Mr. Lipscomb received a Bachelor of Arts Degree in General Psychology from the University of California, Santa Barbara in 1976.

Sandor X. Mayuga, age 60, is a member of the California State Bar and has been Of Counsel to the law firm of Keesal, Young & Logan since April 2004.  Prior to that, he was a member of the law firm of Tisdale & Nicholson, LLP since 1994. He conducted his own law practice from 1983 to 1994 and was a partner in the Financial Institutions Department of Finley, Kumble, Wagner, Heine, Underberg, Manly & Casey, a New York-based national law firm, from 1980 to 1983. Previously, he served as Assistant General Counsel of Hunt-Wesson Foods, Inc., a subsidiary of Norton Simon, Inc., and was associated with two large regional law firms in Los Angeles County. Since 1980, Mr. Mayuga’s practice has focused on the representation of financial institutions and other finance-related businesses in corporate, transactional and regulatory matters. Mr. Mayuga is a graduate of the University of Pennsylvania School of Law (Juris Doctoris, 1974), and the University of California, Santa Barbara (A.B., Political Science, with High Honors, 1970). While at the University of Pennsylvania, he also studied at The Wharton School of Finance and Commerce. He also earned a Certificate in Private International Law at Academie du Droit Internationale de la Haye (1975).

Hirotaka Oribe, age 73, is a licensed architect with international experience in real estate development and urban planning. Since 1993, Mr. Oribe has served as an advisor to Kajima Development Resources, Inc. From 1979 to 1993, Mr. Oribe was Executive Vice President, Chief Operating Officer and a Director of Kajima Development Corporation, a firm engaged in development and construction of single-family and multi-family housing, office buildings, retail space and land development. Mr. Oribe previously held other positions with affiliates of Kajima Corporation of Japan from 1973 to 1979 and was a practicing architect from 1962 to 1973. Mr. Oribe holds a Bachelor and Masters of Engineering from Waseda University in Tokyo, and holds a Master of Architecture in Urban Design from Harvard University's Graduate School of Design. He is also a licensed architect with the State of California and the Commonwealth of Massachusetts.

Robert R. Reed, age 71, is retired from Household International where he was employed in various positions from 1960 to 1992. Mr. Reed served as Vice President of Household Bank from 1980 to 1992. Mr. Reed was previously employed in management positions with Household Financial Corporation from 1962 to 1980.  From 1995 to 2000, Mr. Reed served as a director of the Santa Ana City Cable Television Review Board.

Audit Committee Membership

The Audit Committee of ICB’s Board of Directors consists of Directors Reed (Chairman), Lipscomb and Oribe.  The Board of Directors has determined that Mr. Reed is an “audit committee financial expert,” as defined in the SEC’s rules, and that Mr. Reed is “independent,” as independence is defined for audit committee members in the listing standards of the NYSE Stock Market.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors.  A copy of our code of ethics is available on our website, located at www.imperialcapitalbancorp.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires ICB’s directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ICB. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish ICB with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

In this section, we provide an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making those decisions. Following this section, under the heading “Additional Information Regarding Executive Compensation,” you will find a series of tables containing specific information about compensation paid or payable to the following individuals, whom we refer to as our named executive officers:

•	George W. Haligowski, Chairman, President and Chief Executive Officer

•	Norval L. Bruce, Vice Chairman of the Board

•	Timothy M. Doyle, Executive Managing Director and Chief Financial Officer

•	Lyle C. Lodwick, Executive Managing Director and Chief Operating Officer

•	Phillip E. Lombardi, Executive Managing Director and Chief Credit Officer

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

Our compensation decisions with respect to executive officer salaries, annual incentives, and long-term incentive compensation opportunities are influenced by (a) the executive’s level of responsibility and function within ICB, (b) the performance and profitability of ICB and the individual’s performance, and (c) our assessment of the competitive marketplace, including peer companies. Our philosophy is to focus on total direct compensation opportunities through a mix of base salary, annual cash bonus, and long-term incentives, including equity-based awards in the form of stock options, other benefits and perquisites, post-termination severance and acceleration of stock option vesting for certain named executive officers upon termination and/or a change in control. Our other benefits and perquisites for our named executive officers primarily consist of life and health insurance benefits, a qualified 401(k) savings plan, nonqualified deferred compensation plans, reimbursement for certain club memberships, use of a Company-owned automobile or automobile allowance and payment of preferential interest on savings accounts (available to all employees). Mr. Haligowski also receives an allowance for housing related expenses and chartered air travel.  Our philosophy is to position the aggregate of these elements at a level that is commensurate with our size and sustained performance, and we believe it is important to maintain a strong link between executive incentives and the creation of shareholder value. The use of these programs enables us to reinforce our pay for performance philosophy, as well as strengthen our ability to attract and retain highly qualified executives. We believe that this combination of programs provides an appropriate mix of fixed and variable pay, balances short-term operational performance with long-term shareholder value, and encourages executive recruitment, motivation and retention.

During February 2006, the Committee conducted an overall review of our compensation plans and agreements.  This review was prompted by the requirement to conform our compensation plans to Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), and by the fact that all shares of restricted stock under our Recognition and Retention Plan (the “RRP”), originally adopted in 1995, were allocated as of December 31, 2005.  All shares allocated were also fully vested as of December 31, 2005.  Our supplemental executive retirement plan (the “SERP”) provided for allocations of restricted stock issued under the RRP on a tax deferred basis through the SERP. Under his employment agreement with us dated January 28, 2000 (the “Original Employment Agreement”) and the SERP, Mr. Haligowski was entitled to receive annually an allocation under our SERP of a RRP restricted stock award equal to one-third of his base salary and an additional contribution to his SERP account following a change in control equal to 3.95 times his base salary.  The SERP entitled all other SERP participants to receive an annual award equal to one-fifth of base salary.  In order to provide our executive officers, including Mr. Haligowski, with a benefit comparable to what we had been providing under the SERP prior to the utilization of all remaining RRP shares in 2005, and to maximize the tax deductibility of compensation payments, we entered into (1) an amendment and restatement of Mr. Haligowski’s employment agreement, and executed a non-competition and non-solicitation agreement, with Mr. Haligowski; (2) executed change in control severance agreements with nine executive officers, including: Messrs. Bruce, Doyle, Lodwick and Lombardi (in the case of Messrs. Bruce and Doyle these agreements replaced their existing change in control severance agreements with us); (3) amended and restated our employer securities and non-employer securities non-qualified deferred compensation plans (the “Deferred Compensation Plans”) and our SERP primarily to conform those plans with Section 409A of the Code; (4) amended and restated our salary continuation plan (the “Salary Continuation Plan”) to conform that plan with Section 409A of the Code and to make certain other changes described below; and (5) made a clarifying amendment to our 2005 Re-Designated, Amended and Restated Employee Stock Incentive Plan (the “ESIP”) intended to ensure the deductibility under Section 162(m) of the Code of compensation attributable to stock options or stock appreciation rights that may be granted under that plan to executive officers.

Mr. Haligowski’s employment agreement was amended and the non-competition and non-solicitation agreement was entered into so that the change in control benefits he would have received under the Original Employment Agreement inclusive of the SERP change in control benefit described above under the Original Employment Agreement, together with the payments to be made to Mr. Haligowski under the non-competition and non-solicitation agreement, would not be substantially greater or less. The Salary Continuation Plan, which was originally adopted by us in March 2000 and in which Mr. Haligowski is currently the only participant, was amended to eliminate an enhanced change in control benefit, which was to provide for an increased monthly payout over ten years instead of over 15 years as with other types of termination, and to eliminate the reduction in benefit that was to occur if the participant voluntarily terminated his employment before retirement age.  In addition, a number of other amendments were made to the Salary Continuation Plan to conform the plan to Section 409A of the Code, including changes to definitions, the elimination of our ability to accelerate benefits and changes to plan termination provisions.  All of these plans and agreements are summarized below under “Additional Information Regarding Executive Compensation.”

Determination of Appropriate Pay Levels

In General.  Generally, the compensation of our executive officers is currently composed of a base salary, an annual cash bonus and equity awards in the form of stock options.  For each of our named executive officers, the Committee reviews and approves all elements of compensation, taking into consideration recommendations from Mr. Haligowski (for compensation other than his own), and the individual contributions of the particular executive.  With respect to Mr. Haligowski, the Committee has utilized the assistance of an independent compensation consultant, Nash and Company, Inc., which provides competitive market data with respect to CEO salary compensation.  The comparison group includes other banks and thrifts in California with assets ranging from $1.0 to $10.0 billion.  In addition to information provided by Nash and Company, Inc., the Committee has historically taken into account information from other sources in setting the compensation for Mr. Haligowski and other executive officers, including information from other independent members of the board of directors and publicly available data relating to the compensation practices and policies of other companies within our industry.

The annual cash bonus is a discretionary incentive compensation award determined by the Committee based on its assessment of the achievement of the objectives set forth in our annual business plan, including but not limited to annual loan production, asset quality, performance and earnings and individual performance. In addition, stock options are granted to provide the opportunity for long-term compensation based upon the performance of our common stock over time.

Base Salary.  We provide the opportunity for our named executive officers and other executives to earn a competitive annual base salary. We provide this opportunity to attract and retain an appropriate caliber of talent for the position, and to provide a base wage that is not subject to our performance risk.

Our base salary levels reflect a combination of factors, including competitive pay levels, the executive’s experience and tenure, our overall annual strategic plan for salary increases, the Company’s performance, the executive’s individual performance, and changes in responsibility. We review salary levels annually to recognize these factors. We do not target base salary at any particular percent of total compensation.

Base salary increases in 2007 for our named executive officers other than our CEO and our Vice Chairman, Mr. Bruce, were generally consistent with the aggregate 5.00% pay increase approved by the Committee for our departments for 2007.  For 2007, the average increase in the salaries of the executive officers, excluding the CEO and the Vice Chairman, from 2006 salaries was 6.34%.  Base salary increases granted to Messrs. Doyle, Lodwick and Lombardi for 2007 ranged from 5.0 to 8.8% and were established after considering job performance, internal pay alignment and equity, and marketplace competitiveness.  Mr. Bruce’s base salary was initially left unchanged for 2007 in anticipation of a reduction in his work hours to occur later in the year; as a result of this reduction in Mr. Bruce’s work hours, his base salary was reduced by 50% in August 2007.  The salary of our CEO is set by the Committee, but in accordance with his employment agreement, was established at $590,000 for 2007, the same as for 2006 and 2005.  Although it is generally customary for the Committee to adjust Mr. Haligowski’s base salary on a bi-annual basis, and despite Nash and Company, Inc. stating that a 10% to 14% salary increase would be in line with the practices of a peer group of companies, the Committee determined not to adjust Mr. Haligowski’s base salary for 2007.  For 2008, the Committee determined not to change the base salaries of the named executive officers, due to the Company’s 2007 performance and the current operating environment, except that Mr. Bruce’s base salary will be further reduced by 50% effective July 1, 2008.

Annual Cash Bonus Plan.  We provide the opportunity for our named executive officers and other executives to earn an annual cash bonus, to be awarded by the Committee in its discretion. We provide this opportunity to attract and retain an appropriate caliber of talent for the position and to motivate executives to achieve our annual business goals. We establish annual maximum potential bonuses annually in December or January expressed as a percentage of base salary to be paid during the ensuing fiscal year.  Factors to be considered by the Committee in deciding whether to award bonuses for a particular year include the extent to which we have achieved goals set forth in our business plan for the year, individual performance and the recommendation of the CEO (for awards other than his own).

For 2007, the maximum potential cash bonuses for the named executive officers, other than Mr. Haligowski, were set at up to 50% of base salary and at up to 200% of base salary for Mr. Haligowski.  The actual bonuses awarded for 2007 to the named executive officers other than Mr. Haligowski were equal to 25% of each named executive officer’s base salary, or 50% of their maximum potential bonus for 2007.  The Committee’s decision to award 50% of the maximum potential bonus was primarily based on their consideration of the fact that the Company achieved many of its business plan financial objectives during the first half of 2007 but failed to achieve its business plan financial objectives for the 2007 full year due to the unexpectedly harsh industry-wide conditions in the second half of 2007.  Mr. Haligowski was awarded a bonus for 2007 equal to approximately 82% of his base salary, or approximately 41% of his maximum potential bonus for 2007.  In awarding this bonus to Mr. Haligowski, the Committee considered, as it did for the bonuses awarded to the other named executive officers, the fact that the Company did not achieve its targeted business plan financial objectives for the 2007 year because of the difficult operating environment in the second half of the year.  The Committee also considered the fact that, notwithstanding these challenging conditions, the Company remained profitable in the second half of 2007, due largely to Mr. Haligowski’s leadership and operational skills.

For 2008, due to current difficult operating environment, the Committee determined to reduce the maximum potential bonuses payable to the named executive officers other than Mr. Haligowski from 50% of base salary to 25% of base salary, and to reduce the maximum potential bonus payable to Mr. Haligowski from 200% of base salary to 100% of base salary.

Equity Awards.  We provide the opportunity for our named executive officers and other executives to earn long-term equity incentive awards. Long-term equity incentive awards provide employees with the incentive to stay with us for longer periods of time, which in turn, provides us with greater stability. Stock options and other equity awards also align the incentives of our executives with the interests of our shareholders and with our long-term success. The Committee and board develop their equity award determinations based on their judgments as to whether the complete compensation packages provided to our executives, including prior equity awards, are sufficient to retain, motivate and adequately award the executives.  We have traditionally used stock options as our form of equity compensation because stock options provide a relatively straightforward incentive for our executives, result in less immediate dilution of existing shareholders’ interests and, prior to our adoption of SFAS No. 123(R), resulted in less compensation expense for us relative to other types of equity awards.

We grant equity awards to employees through our ESIP, which was adopted by our board and shareholders to permit the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units.  The material terms of the ESIP are further described below under “Additional Information Regarding Executive Compensation—Outstanding Equity Awards at December 31, 2007-Stock Incentive Plans.”

For the last completed fiscal year, the Committee awarded stock options to our named executive officers to align their interests with ours and our stockholders.  For detail regarding these grants, refer below under “2007 Grants of Plan-Based Awards”.

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

______________
*In the event of a change in control as defined in the ESIP, any outstanding awards that are unexercisable or otherwise unvested will become fully vested and immediately exercisable. If there is a termination of employment, the applicable termination provisions regarding exercise term will apply.

Executive Benefits and Perquisites

Our named executive officers and other executives participate in our broad based employee benefit plans, including medical, dental, vision, insurance and our 401(k) plan (including matching contributions) and, like all other employees, may receive a preferential interest rate on interest-bearing deposit accounts. These plans and benefits are available to all salaried employees and do not discriminate in favor of executive officers. We also make the SERP available to our named executive officers and the Deferred Compensation Plans available to our named executive officers and other highly compensated employees.  Mr. Haligowski is currently the only participant in our Salary Continuation Plan. The material terms of these plans are further described below under “Additional Information Regarding Executive Compensation—Agreements with Mr. Haligowski—Salary Continuation Plan,” “—Nonqualified Deferred Compensation” and “—Supplemental Executive Retirement Plan.”

During 2007, we maintained for Messrs. Haligowski and Doyle, and in 2008, we began to also maintain for Messrs. Lodwick and Lombardi, a supplemental term life insurance benefit. We pay the policy premiums and gross-up the officers’ compensation for the tax liability they incur as a result of this benefit.  Per his employment agreement, Mr. Haligowski’s policy is for $1,700,000 (four times his base salary).  The policy amount for each of Messrs. Doyle, Lodwick and Lombardi is $250,000.

We also provide additional personal benefits and perquisites as an additional incentive for our executives, to remain competitive in the general marketplace for executive talent and to minimize distractions from the executive’s attention to important ICB initiatives. The Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers. We have no current plans to make material changes to levels of benefits and perquisites provided to our executives.

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

In addition, ICB makes available a corporate limousine and driver to certain executive officers for business use only.  Mr. Haligowski also receives a housing allowance, reimbursement for financial counseling and tax preparation, the use of a chartered aircraft for up to 35 hours per year, reimbursement for a non-equity membership in one private club in an initial amount not to exceed $7,500 with monthly dues of $400 (as may be increased or decreased by the club), reimbursement for his reasonable expenses and costs associated with his memberships in the Young Presidents’ Organization and the Harvard Business School Alumni Association, and tax reimbursement payments.  The cost for chartered aircraft use is based on the duration of the flight, not on the number of passengers. We do not incur any additional costs for adding passengers when there are seats available on the aircraft. Accordingly, we do not assign any cost for family members accompanying Mr. Haligowski on any of those flights. We gross-up his compensation or otherwise reimburse his taxes on any income imputed as a result of personal aircraft usage. However, as a result of Internal Revenue Service rules, executives are imputed income for any family members or other personal guests who may accompany the executive officer on any flights. In instances where family member or other personal guest attendance has been related to the business purpose of the trip, we have grossed-up Mr. Haligowski’s compensation to cover taxes on any income imputed as a result of their attendance.  The Committee believes that such benefits are appropriate and often assist with Mr. Haligowski fulfilling his employment obligations.

Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2007, are included in the “All Other Compensation” column of the Summary Compensation Table.

Change in Control and Severance Benefits

We provide the opportunity for Mr. Haligowski and our executive officers to be protected in the event of a change of control and/or an “involuntary termination” of employment following a change of control of ICB. Mr. Haligowski may also receive certain payments and benefits pursuant to his employment agreement if his employment is involuntarily terminated not in connection with a change in control. The purpose of providing these change in control payments and benefits is to attract and retain executives of the highest caliber and mitigate the risk to these executives that their employment will be involuntarily terminated in the event we are acquired.

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

The change of control agreements for Messrs. Lodwick and Lombardi provide for certain payments and benefits if their employment is involuntarily terminated in connection with or within 24 months after a change in control of ICB.  Each of these change in control severance agreements thus requires a “double trigger” in order for any payments or benefits to be provided to the named executive officer in connection with or following a change in control – in other words, both a change in control and an involuntary termination of employment (which includes a voluntary termination by the executive following a material reduction in his duties, responsibilities or benefits) must occur.  At the same time, the mere sale of ICB will not automatically trigger a payout, as our intention is to induce the executive to remain employed following a change in control so long as the acquiring Company so desires without a material reduction in the executive’s duties, responsibilities or benefits. Our severance and change in control provisions for the named executive officers are summarized in “Additional Information Regarding Executive Compensation—Agreements with Mr. Haligowski” and “—Change of Control Agreements.”

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

Role of Executive Officers in Determining Compensation

Our Chief Executive Officer, Mr. Haligowski, recommends to the Committee base salary, maximum potential cash bonus levels, actual bonus payments and long-term incentive grants for our executive officers (other than himself).  Mr. Haligowski makes these recommendations to the Committee based on publicly available industry data and qualitative judgments regarding individual performance.  Mr. Haligowski is not involved with any aspect of determining his own compensation.

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

2007 Summary Compensation Table

The following table sets forth the compensation earned for the year ended December 31, 2007 by the named executive officers:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation (2)		Total Compensation
George W. Haligowski	2007	$590,000	$482,451	$—	$24,644	$—	$33,862	$440,774	(3)	$1,571,731
Chairman of the Board, President	2006	$590,000	$969,750	$—	$—	$—	$33,451	$394,523		$1,987,724
and Chief Executive Officer

Norval L. Bruce	2007	$196,200	$31,025	$—	$988	$—	$32,116	$68,537	(4)	$328,866
Vice Chairman of the Board	2006	$248,200	$124,100	$—	$—	$—	$23,718	$82,832		$478,850

Timothy M. Doyle	2007	$259,900	$64,969	$—	$9,862	$—	$—	$37,306	(5)	$372,037
Executive Managing Director and Chief	2006	$247,500	$123,750	$—	$—	$—	$—	$33,371		$404,621
Financial Officer

Lyle C. Lodwick	2007	$247,200	$61,800	$—	$9,862	$—	$—	$24,451	(6)	$343,313
Executive Managing Director and Chief	2006	$235,000	$117,498	$—	$—	$—	$—	$23,700		$376,198
Operating Officer

Phillip E. Lombardi	2007	$192,600	$51,250	$—	$9,862	$—	$—	$15,430	(7)	$269,142
Executive Managing Director and Chief	2006	$170,000	$85,000	$—	$—	$—	$—	$13,482		$268,482
Credit Officer
____________
(1)
Reflects the dollar amount recognized for financial statement reporting purposes, in accordance with SFAS No. 123(R), of stock options awarded under our ESIP (disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions).  The assumptions we used in calculating this amount are set forth in Item 8. Financial Statements and Supplementary Data--Condensed Consolidated Financial Statements—Notes to Financial Statements—Note 1—Summary of Significant Accounting Policies—Stock-Based Compensation.

(2)
Included within this column is the incremental cost to the Company associated with the named executive’s personal use of a Company-owned automobile, based on the depreciation expense incurred by the Company for the year.

(3)
For 2007, represents the aggregate incremental cost to us of perquisites and other personal benefits, and other compensation provided, totaling $440,774, including: (a) $42,000 in supplemental housing payments, (b) $155,887 in preferential interest on employee savings accounts in 2007 (available to all employees), (c) $66,720 for Mr. Haligowski’s personal use of chartered air transportation service paid for by the Company, and (d) $104,000 for club memberships and meeting attendance related expenses.  Additional amounts included within “All Other Compensation” for 2007 include life insurance premiums, imputed income related to the split dollar life insurance policy, employer contributions to ICB’s 401(k) plan, financial counseling and tax preparation fees, home computer equipment and internet service, and reimbursements for tax obligations incurred by Mr. Haligowski.

(4)
For 2007, represents the aggregate incremental cost to us of perquisites and other personal benefits, and other compensation provided, totaling $68,537, including $39,835 in preferential interest on employee savings accounts.  Additional amounts included within “All Other Compensation” for 2007 include life insurance premiums, employer contributions to ICB’s 401(k) plan, home computer equipment and internet service, and club memberships.

(5)
For 2007, represents the aggregate incremental cost to us of perquisites and other personal benefits, and other compensation provided, totaling $37,306, including $14,635 in preferential interest on employee savings accounts.  Additional amounts included within “All Other Compensation” for 2007 include life insurance premiums, employer contributions to ICB’s 401(k) plan, and home computer equipment.

(6)
For 2007, represents the aggregate incremental cost to us of perquisites and other personal benefits, and other compensation provided, totaling $24,451, including $13,781 in preferential interest on employee savings accounts.  Additional amounts included within “All Other Compensation” for 2007 include life insurance premiums, and employer contributions to ICB’s 401(k) plan.

(7)
For 2007, represents the aggregate incremental cost to us of perquisites and other personal benefits, and other compensation provided, totaling $15,430.  Amounts included within “All Other Compensation” for 2007 include life insurance premiums, employer contributions to ICB’s 401(k) plan, and preferential interest on employee savings accounts.

Agreements with Mr. Haligowski

Employment Agreement.  On February 24, 2006, we entered into an amended and restated employment agreement with Mr. Haligowski, which constituted an amendment and restatement of his Original Employment Agreement with ICB dated January 28, 2000 (the "Employment Agreement").  The Employment Agreement has a five-year term which commenced effective as of January 1, 2006 and is renewable on each subsequent January 1st, as long as neither ICB, nor the Bank, has notified Mr. Haligowski at least 90 days in advance that the term will not be so extended. If a "change in control" (as defined in the Employment Agreement) occurs during the term of the Employment Agreement, then notwithstanding the delivery of any notice of non-renewal to Mr. Haligowski, the employment term will automatically be extended until five years after the date of the change in control.

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

The Employment Agreement provides that if Mr. Haligowski is involuntarily terminated in connection with or within five years after a change in control of ICB, then he will receive a lump sum payment equal to 299% of his "base amount," as defined in Section 280G of the Code, less the present value of the benefits to be received by him under ICB's Salary Continuation Plan and the accelerated vesting present value of stock options and restricted stock, to the extent such amounts are required to be considered in the calculation of parachute payments under Section 280G of the Code (the "Lump Sum Change in Control Payment"). Instead of receiving the full amount of the Lump Sum Change in Control Payment, however, Mr. Haligowski may elect to receive the continued health, medical and disability insurance benefits, 18 months of office space and secretarial support, title to his Company-owned or leased vehicle and ICB's interests in the life insurance policies on his life, each as described in the immediately preceding paragraph, in which case the amount of the Lump Sum Change in Control Payment will be reduced by the present value of these elected benefits (the "Elective Benefits"). In no event may the Lump Sum Change in Control Payment, prior to reduction for Elective Benefits, exceed the aggregate of 100% of the total value of the payments and benefits Mr. Haligowski would receive under the Employment Agreement if the involuntarily termination occurred prior to a change in control, plus 150% of his annual base salary in effect before the change in control. This resulting aggregate amount is equal to the value of Mr. Haligowski's change in control benefits under the Original Employment Agreement, excluding the SERP change in control benefit referred to in the Original Employment Agreement of 3.95 times his annual base salary but inclusive of the life insurance benefit described in the preceding paragraph (the "Original Agreement Adjusted Change in Control Benefit"). The Employment Agreement provides that if a change in control occurs on or after January 1, 2008, the Lump Sum Change in Control Payment prior to reduction for Elective Benefits may not be less than the Original Agreement Adjusted Change in Control Benefit less $1.0 million, notwithstanding the fact that this amount exceeds 299% of Mr. Haligowski's base amount.

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

The term "Change in Control" means the occurrence of any of the following events with respect to ICB, or with respect to the Bank: (1) any person (as the term is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934 (the "Exchange Act") is or becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly of securities of ICB, or the Bank representing 33.33% or more of ICB's or the Bank's outstanding securities; (2) individuals who are members of the Board of Directors of ICB or the Bank on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least two-thirds of the directors comprising the Incumbent Board, or whose nomination for election by ICB's or the Bank's stockholders was approved by the nominating committee serving under an Incumbent Board, shall be considered a member of the Incumbent Board; (3) a reorganization, merger, consolidation, sale of all or substantially all of the assets of ICB or the Bank, or a similar transaction in which ICB or the Bank is not the resulting entity (unless the continuing ownership requirements clause (4) below are met with respect to the resulting entity); or (4) a merger or consolidation of ICB or the Bank with any other corporation other than a merger or consolidation in which the voting securities of ICB or the Bank outstanding immediately prior thereto represent at least 66.67% of the total voting power represented by the voting securities of ICB or the Bank or the surviving entity outstanding immediately after such merger or consolidation. The term "Change in Control" shall not include: (1) an acquisition of securities by an employee benefit plan of ICB or the Bank; (2) any of the above mentioned events or occurrences involving any other subsidiary of ICB or the Bank, although this may be amended at a later date; or (3) any of the above mentioned events or occurrences which require but do not receive the requisite government or regulatory approval to bring the event or occurrence to fruition. The term "involuntary termination" is defined to include termination of Mr. Haligowski's employment by ICB or the Bank (other than for cause or due to retirement after attaining age 65) without his consent, by Mr. Haligowski following a material reduction of or interference with his duties, responsibilities or benefits without his consent or by ICB or the Bank (or their successors) or by Mr. Haligowski at the time of or within five years after a Change in Control.

Under the Employment Agreement, if Mr. Haligowski is terminated due to disability or death, then he or his estate will be entitled to the same payments and benefits to which he would have been entitled if he were involuntarily terminated prior to a change in control, other than the continued use of office space and secretarial support, plus a prorated amount of any bonus or other incentive compensation for the year in which the termination occurs. If Mr. Haligowski voluntarily terminates his employment other than for a reason that constitutes involuntary termination or other than in connection with or within five years after a change in control, he will receive his base salary and benefits earned through the date of termination plus any benefit continuation required by law. If Mr. Haligowski's employment is terminated for cause, ICB will have no obligations to him under the Employment Agreement, other than any benefit continuation required by law.

Non-competition and Non-solicitation Agreement.  We entered into a non-competition and non-solicitation agreement (the "Non-Competition Agreement") with Mr. Haligowski on February 24, 2006. Like the Employment Agreement, the Non-Competition Agreement has a five-year term which commenced effective as of January 1, 2006. Mr. Haligowski's forbearance obligations under the Non-Competition Agreement begin on his employment termination in connection with or following an acquisition of ICB or the Bank and continue for three years thereafter (the "Restricted Period"). Mr. Haligowski will receive aggregate payments of $3.5 million during the Restricted Period in consideration of his compliance with his obligations under the Non-Competition Agreement during the Restricted Period. ICB has the unilateral right to extend the term of the Non-Competition Agreement for an additional five year term by adjusting the compensation to be paid to Mr. Haligowski under that agreement.

Salary Continuation Plan.  The Salary Continuation Plan, which was originally adopted by ICB in March 2000 and in which Mr. Haligowski is currently the only participant, provides that if the participant's employment is terminated for any reason other than cause, or if the participant retires after attaining age 65, the participant will begin receiving an annual salary continuation benefit six months thereafter (or starting on the first day of the next calendar month, if termination is due to death or disability), payable monthly over 15 years.  The amount of Mr. Haligowski's annual salary continuation benefit is 75% of his average annual base salary for the three full calendar years preceding the year in which termination occurs or in which he attains age 65.

Information regarding applicable severance and change in control benefits for Mr. Haligowski is provided under the heading “Potential Payments Upon Termination of Employment.”

Split-Dollar Agreement.  In 1996, the Company entered into a split-dollar agreement with Mr. Haligowski relating to a $1.2 million policy on his life.  Mr. Haligowski is the owner of this policy and currently pays the annual premium.  Upon Mr. Haligowski’s death, the Company will be entitled to a portion of the policy proceeds equal to the amount of premiums it paid in previous years, with Mr. Haligowski’s beneficiary entitled to the remaining policy proceeds.

2007 Grants of Plan-Based Awards

The following table sets forth information regarding plan-based awards to our named executive officers in 2007:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (1)
George W. Haligowski	8/8/2007	25,000	$30.75	$185,795

Norval L. Bruce	8/8/2007	1,000	$30.75	$7,432

Timothy M. Doyle	8/8/2007	10,000	$30.75	$74,318

Lyle C. Lodwick	8/8/2007	10,000	$30.75	$74,318

Phillip E. Lombardi	8/8/2007	10,000	$30.75	$74,318
_______________
(1)
Represents the grant date fair value determined in accordance with SFAS No. 123(R). The assumptions we used in calculating this amount are set forth in Item 8. Financial Statements and Supplementary Data--Condensed Consolidated Financial Statements—Notes to Financial Statements—Note 1—Summary of Significant Accounting Policies—Stock-Based Compensation.

Outstanding Equity Awards At December 31, 2007

The following table provides information regarding each unexercised stock option held by each of our named executive officers as of December 31, 2007:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
George W. Haligowski	10,000	—		—	$14.00	2/2/2009	—	—	—	—
	37,500	—		—	$23.00	2/19/2012	—	—	—	—
	50,000	—		—	$48.46	12/19/2015	—	—	—	—
	—	25,000	(1)	—	$30.75	8/8/2017	—	—	—	—
Total	97,500	25,000

Norval L. Bruce	10,500	—		—	$23.00	2/19/2012	—	—	—	—
	12,500	—		—	$48.46	12/19/2015	—	—	—	—
	—	1,000	(1)	—	$30.75	8/8/2017	—	—	—	—
Total	23,000	1,000

Timothy M. Doyle	15,000	—		—	$14.00	2/2/2009	—	—	—	—
	5,000	—		—	$11.00	1/31/2010	—	—	—	—
	15,000	—		—	$23.00	2/19/2012	—	—	—	—
	25,000	—		—	$48.46	12/19/2015	—	—	—	—
	—	10,000	(1)	—	$30.75	8/8/2017	—	—	—	—
Total	60,000	10,000

Lyle C. Lodwick	35,000	—		—	$54.25	8/8/2015	—	—	—	—
	12,500	—		—	$48.46	12/19/2015	—	—	—	—
	—	10,000	(1)	—	$30.75	8/8/2017	—	—	—	—
Total	47,500	10,000

Phillip E. Lombardi	22,500	—		—	$53.33	6/24/2015	—	—	—	—
	7,500	—		—	$48.46	12/19/2015	—	—	—	—
	—	10,000	(1)	—	$30.75	8/8/2017	—	—	—	—
Total	30,000	10,000

_______________
(1)	The vesting schedule of this option is as follows: one-third on August 8, 2008, one-third on August 8, 2009 and one-third on August 8, 2010.

Stock Incentive Plans.  On July 27, 2005, ICB’s shareholders approved the ESIP and the 2005 Re-Designated, Amended and Restated Stock Option Plan For Nonemployee Directors (the “Director Option Plan” and together with the ESIP the “Stock Option Plans”).  The Stock Option Plans were originally approved by shareholders on October 18, 1995 and amendments and restatements of these plans were approved by shareholders on July 27, 2005.

In accordance with the Stock Option Plans, officers, directors and our employees are eligible to receive options to purchase common stock.  Under the ESIP, officers and employees are also eligible for awards of stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units.  The purpose of the Stock Option Plans is to enable us to attract, retain and motivate employees by providing for or increasing their proprietary interests in ICB, and in the case of nonemployee directors, to attract such directors and further align their interests with our interests. Every one of our employees is eligible to be considered for the grant of awards under the ESIP. The maximum number of shares of common stock that may be issued pursuant to awards granted under the ESIP is 1,561,000 shares, provided that each share issued pursuant to awards of stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units counts against this limit as two shares.  The maximum number of shares of common stock that may be issued pursuant to awards granted under the Director Option Plan is 70,000 shares.  The maximum number of shares of common stock and shares with respect to outstanding awards under the Stock Option Plan are subject to adjustment in the event of a stock dividend, stock split, recapitalization or similar event.

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

In the event of a change in control of ICB all awards under the Stock Option Plans shall vest 100%.  For purposes of the Stock Option Plans, a "change in control" shall mean any of the following events:

(a) we receive a report on Schedule 13D filed with the Securities and Exchange Commission pursuant to Section 13(d) of the Exchange Act disclosing that any person, group, corporation or other entity is the beneficial owner directly or indirectly of 30% or more of our outstanding common stock;

(b) any person (as such term is defined in Section 13(d) of the Exchange Act), group, corporation or other entity other than us or any corporation owned directly or indirectly by our stockholders in substantially the same proportions as their ownership of stock in us, purchases shares pursuant to a tender offer or exchange offer to acquire any of our common stock, (or securities convertible into our common stock) for cash, securities or any other consideration, provided that after consummation of the offer, the person, group, corporation or other entity in question is the beneficial owner (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 30% or more of our outstanding common stock;

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

2007 Option Exercises and Stock Vested

The following table sets forth information about stock options exercised and shares of restricted stock vested during the year ended December 31, 2007 for each named executive officer:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting
George W. Haligowski	45,000	$1,551,600	—	—
Norval L. Bruce	—	—	—	—
Timothy M. Doyle	15,000	$517,853	—	—
Lyle C. Lodwick	—	—	—	—
Phillip E. Lombardi	—	—	—	—

Nonqualified Deferred Compensation

The following table sets forth information about compensation payable to each named executive officer under the Deferral Plan (as defined below):

Name	Executive Contributions in Last FY		Registrant Contributions in Last FY	Aggregate Earnings in Last FY (2)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
George W. Haligowski	$—		$—	$(1,000,900)	$—	$3,385,200
Norval L. Bruce	$161,250	(1)	$—	$119,900	$—	$1,755,000
Timothy M. Doyle	$—		$—	$—	$—	$—
Lyle C. Lodwick	$—		$—	$—	$—	$—
Phillip E. Lombardi	$—		$—	$—	$—	$—
_______________
(1)	The entire amount is reported as compensation for 2007 in the Summary Compensation Table under the “Salary” and “Bonus” column.
(2)
Based on the performance during 2007 of the investment options (including, among others, our Common Stock). Of the amounts shown, $33,862 and $32,116, representing the portion of the preferential interest credited to the accounts of Mr. Haligowski and Mr. Bruce, respectively, were reported as compensation for 2007 in the Summary Compensation Table under the “Change in Pension Value and Non-qualified Deferred Compensation Earnings” column.

The Imperial Capital Bancorp, Inc. Supplemental Salary Savings Plan (the “Supplemental Plan”) and Nonqualified Deferred Compensation Plan (the “Deferral Plan”) are designed to provide additional retirement benefits for certain officers and highly compensated employees. The Supplemental Plan provides participating employees with an opportunity to make up benefits not available under the 401(k) Plan due to any application of limitations on compensation and maximum benefits under the 401(k) Plan. Benefits under the Supplemental Plan are provided at the same time and in the same form as benefits under the 401(k) Plan, and become taxable to the participant at that point. None of the named executive officers currently participates in the Supplemental Plan. The Deferral Plan allows a participant to defer receipt of, and current taxation upon, designated portions of the participant’s direct cash compensation until a future date specified by the participant. Both of these plans are unfunded plans, meaning that all benefits payable thereunder are payable from our general assets, and funds available to pay benefits are subject to the claims of our general creditors. We have established a Rabbi Trust with a third party FDIC insured financial institution which holds the contributions to the Supplemental Plan and Deferral Plan, for the purpose of providing the benefits set forth under the terms of the plans. Participants only have the rights of unsecured creditors with respect to the Rabbi Trust assets.

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

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY (1)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
George W. Haligowski	$—	$—	$(6,423,290)	$—	$3,036,888
Norval L. Bruce	$—	$—	$(1,490,132)	$—	$704,541
Timothy M. Doyle	$—	$—	$(1,243,312)	$—	$587,802
Lyle C. Lodwick	$—	$—	$(128,707)	$—	$60,948
Phillip E. Lombardi	$—	$—	$(109,991)	$—	$52,100
____________
(1)
Includes value of additional shares allocated pursuant to dividend reinvestment, as well as the change in fair value during the year related to SERP shares maintained within each participants’ respective trust account.  None of these amounts were reported as compensation for 2007 in the Summary Compensation Table.

Change of Control Agreements

We entered into change in control severance agreements with Messrs. Bruce, Doyle and Lodwick and Lombardi.  In the case of Messrs. Bruce and Doyle, these agreements replaced their existing change in control severance agreements with the Company. The terms of the agreements are three years for the agreements with Messrs. Bruce and Doyle and one year for the agreements with Messrs. Lodwick and Lombardi, beginning effective as of February 1, 2006 and renewable on each subsequent February 1st, as long as neither the Company nor the officer gives notice to the other at least 90 days in advance that the term will not be so extended. If a "change in control" occurs during the term of the agreement, then notwithstanding the delivery of any non-renewal notice, the agreement term will automatically be extended until three years, in the case of the agreements with Messrs. Bruce and Doyle, or two years, in the case of the agreements with Messrs. Lodwick and Lombardi, after the date of the change in control.

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

The agreements with Messrs. Lodwick and Lombardi provide that if the officer's employment is "involuntarily terminated" in connection with or within two years after a change in control, he or she will: (1) receive a lump sum payment equal to the sum of (a) 1.5 times his base salary on the date of the change in control or the date of termination, whichever is greater and (b) a prorated bonus amount for the year in which the termination occurs based on the officer's prior year annual bonus, (2) either (a) continue to receive substantially the same health, dental and life insurance benefits for 18 months after the termination date or (b) at his election (or at The Company's election, if coverage under The Company's group plan is not available to the officer), receive an amount in cash equal to the premium cost being paid by The Company before the termination date; (3) receive title to The Company-owned or leased vehicle being used by him or, if the officer receives a monthly car allowance in lieu of a Company vehicle, an amount in cash equal to 18 times the greater of the monthly allowance on the date of the change in control or on the termination date; and (4) become vested in all of his outstanding unvested stock options and restricted stock awards.  The term "Involuntary Termination" means the termination of the employment of the executive without his express written consent or a material diminution of or interference with the executive's duties, responsibilities and benefits as these same duties, responsibilities and benefits exist the day prior to the Change of Control, including (without limitation) any of the following actions unless consented to in writing by the executive: (1) a requirement that the executive be based at a place other than the executive's work location immediately prior to the Change of Control or within 35 miles thereof, except for reasonable business travel; (2) a material demotion of the executive; (3) a material reduction in the number or seniority of other personnel reporting to the executive or a material reduction in the frequency with which, or in the nature of the matters with respect to which, such personnel are to report to the executive, other than as part of a company-wide reduction in staff; (4) a material adverse change in the executive's salary, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the company; (5) a material permanent increase in the required hours of work or the workload of the executive; (6) a material change in the reporting relationship to which the executive reports prior to the Change of Control; or (7) a material increase or decrease in business responsibilities and duties, such that the executive's qualifications as utilized prior to the Change of Control are no longer consistent with the qualifications needed for the revised position. The term "Involuntary Termination" does not include termination for cause, termination of employment due to retirement on or after the executive attains age 65, death, or termination of employment by us due to disability.

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

A “Change in Control” means the occurrence of any of the following events with respect to the Company: (1) any person (as the term is used in section 13(d) and 14(d) of the Exchange Act is or becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly of securities of the Company representing 33.33% or more of The Company's outstanding securities; (2) individuals who are members of the Board of Directors of the Company on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least two thirds of the directors comprising the Incumbent Board, or whose nomination for election by the Company 's stockholders was approved by the nominating committee serving under an Incumbent Board, shall be considered a member of the Incumbent Board; (3) a reorganization, merger, consolidation, sale of all or substantially all of the assets of the Company or a similar transaction in which the Company is not the resulting entity (unless the continuing ownership requirements clause (4) below are met with respect to the resulting entity); or (5) a merger or consolidation of the Company with any other corporation other than a merger or consolidation in which the voting securities of the Company outstanding immediately prior thereto represent at least 66.67% of the total voting power represented by the voting securities of the Company or the surviving entity outstanding immediately after such merger or consolidation.  The term "Change in Control" shall not include: (1) an acquisition of securities by an employee benefit plan of the Company; or (2) any of the above mentioned events or occurrences which require but do not receive the requisite government or regulatory approval to bring the event or occurrence to fruition.

Potential Payments Upon Termination of Employment

The following tables summarize the approximate value of the termination payments and benefits that the named executive officers would have received if their employment had been terminated on December 31, 2007 under the circumstances shown.  The tables exclude (i) amounts accrued through December 31, 2007 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and bonus amounts, (ii) vested account balances under our 401(k) plan, and (iii) vested account balances under our Deferral Plan and the SERP, as described under “Nonqualifed Deferred Compensation” and “Supplemental Executive Retirement Plan.”

George W. Haligowski

Termination Scenario	Lump Sum Prorated Bonus (1)	Salary/Bonus Continuation and Non-Compete (2)	Health Coverage Continuation (3)	Accelerated Vesting of Stock and Option Awards (4)	Death Benefit Under Life Insurance Policies (5)	Other Benefits (6)	Payment of 299% of “Base Amount” (7)	Tax Gross Up Payment (8)

If termination for cause occurs	$—	$—	$—	$—	$—	$—	$—	$—
If voluntary termination (not constituting “Involuntary Termination” under Employment Agreement) occurs	$—	$4,441,000	$—	$—	$—	$—	$—	$—
If “Involuntary Termination” under Employment Agreement (not in connection with or within five years after change in control) occurs	$970,000	$9,135,000	$63,000	$—	$—	$837,000	$—	$—
If “Involuntary Termination” under Employment Agreement in connection with or after change in control occurs	$—	$7,941,000	$—	$—	$—	$—	$10,578,700	$—
If termination occurs as a result of disability	$970,000	$9,135,000	$63,000	$—	$—	$587,000	$—	$—
If termination occurs as a result of death	$970,000	$9,135,000	$63,000	$—	$2,460,000	$587,000	$—	$—
____________
(1)
Payable to Mr. Haligowski (or to his estate or designated beneficiary, in the event of death) under his employment agreement if his employment is “Involuntarily Terminated” not in connection with or after a change in control or due to disability or death.

(2)
Payable to Mr. Haligowski under his employment agreement and non-competition and non-solicitation agreement and the Salary Continuation Plan for the applicable period described under “Agreements with Mr. Haligowski-Employment Agreement,” “-Non-Competition and Non-Solicitation Agreement” and “-Salary Continuation Plan.”  These payments are comprised of the following: (i) in the case of voluntary termination not constituting “Involuntary Termination” under Mr. Haligowski’s employment agreement, the present value of the total payments that would be made to him under the Salary Continuation Plan, using a discount rate of 5% ($4,441,000); (ii) in the case of Involuntary Termination not in connection with or after a change in control, or termination due to disability or death (A) the present value of the total payments that would be made to him (or his beneficiary, in the event of his death) under the Salary Continuation Plan, using a discount rate of 5% ($4,441,000) and (B) the aggregate amount of the total monthly salary and bonus continuation payments (through December 29, 2010) under his employment agreement ($4,694,000, or $130,390 per month); and (iii) in the case of Involuntary Termination in connection with or after a change in control, (A) the present value of the total payments that would be made to him under the Salary Continuation Plan, using a discount rate of 5% ($4,441,000) and (B) the total payments that would be made under his non-competition and non-solicitation agreement ($3,500,000).

(3)	Represents the cost of providing the medical, dental and disability benefits described under “Agreements with Mr. Haligowski-Employment Agreement.”
(4)	Represents the benefit, if any, associated with accelerating of unvested options outstanding at December 31, 2007, based on the closing price of the Company’s stock on that date.
(5)
Represents aggregate of death benefit under supplemental life insurance policy maintained for Mr. Haligowski of $1,700,000 and death benefit under split dollar life insurance policy, net of proceeds paid to the Company, of $760,000.

(6)
Represents the cost or value of $250,000 for continued use of office space and secretarial support, $146,000 for the transfer to Mr. Haligowski of title to his leased vehicle, and $441,000 representing the transfer to Mr. Haligowski of our interest in life insurance policies on his life.  The cost of office space and secretarial support are excluded if termination occurs as a result of disability or death as these benefits would not be provided under such circumstances.

(7)
Represents lump sum amount payable to Mr. Haligowski under his employment agreement in the event his employment is Involuntarily Terminated in connection with or following a change in control of the Company, as described under “Agreements with Mr. Haligowski-Employment Agreement.”

(8)	Based on the amounts shown in the table, no tax gross up payment would be payable to Mr. Haligowski under his employment agreement. See “Agreements with Mr. Haligowski – Employment Agreement.”

Norval L. Bruce

Termination Scenario	Payment of 299% of “Base Amount” (1)	Health Coverage and Life Insurance Continuation (2)	Accelerated Vesting of Stock and Option Awards (3)	Other Benefits (4)

If “Termination Without Cause” under his Change of Control Agreement in connection with or within 36 months after change in control occurs	$1,000,000	$24,017	$—	$71,833
____________
(1)
Represents lump sum amount payable to Mr. Bruce under his change of control agreement in the event his employment is terminated in connection with or following a change in control of the Company, as described under “Change of Control Agreements.”

(2)	Represents the cost of providing the health, dental and life insurance benefits described under “Change of Control Agreements.”
(3)	Represents the benefit, if any, associated with accelerating of unvested options outstanding at December 31, 2007, based on the closing price of the Company’s stock on that date.
(4)
Represents the cost or value of $48,400 for the transfer to Mr. Bruce of title to his leased vehicle, $5,430 for the transfer to Mr. Bruce of home-based computer equipment and $18,000 for the transfer to Mr. Bruce of our interest in a golf club membership.

Timothy M. Doyle

Termination Scenario	Payment of 299% of “Base Amount” (1)	Health Coverage and Life Insurance Continuation (2)	Accelerated Vesting of Stock and Option Awards (3)	Death Benefit under Supplemental Life Insurance Policy (4)	Other Benefits (5)

If “Termination Without Cause” under his Change of Control Agreement in connection with or within 36 months after change in control occurs	$1,250,000	$47,198	$—	$—	$60,056
If termination occurs as a result of death	$—	$—	$—	$250,000	$—
____________
(1)
Represents lump sum amount payable to Mr. Doyle under his change of control agreement in the event his employment is terminated in connection with or following a change in control of the Company, as described under “Change of Control Agreements.”

(2)	Represents the cost of providing the health, dental and life insurance benefits described under “Change of Control Agreements.”
(3)	Represents the benefit, if any, associated with accelerating of unvested options outstanding at December 31, 2007, based on the closing price of the Company’s stock on that date.
(4)	Represents death benefit payable under supplemental life insurance policy maintained by the Company for Mr. Doyle’s benefit.
(5)	Represents the cost or value of $52,740 for the transfer to Mr. Doyle of title to his leased vehicle and $7,320 for the transfer to Mr. Doyle of home-based computer equipment.

Lyle C. Lodwick

Termination Scenario	Lump Sum Payment (1)	Health Coverage and Life Insurance Continuation (2)	Accelerated Vesting of Stock and Option Awards (3)	Other Benefits (4)

If “Involuntary Termination” under Change in Control Severance Agreement in connection with or within 24 months after change in control occurs	$412,488	$17,463	$—	$35,900
____________
(1)
Represents lump sum amount payable to Mr. Lodwick under his change of control agreement in the event his employment is “Involuntarily Terminated” in connection with or following a change in control of the Company, as described under “Change of Control Agreements.”

(2)	Represents the cost of providing the health, dental and life insurance benefits described under “Change of Control Agreements.”
(3)	Represents the benefit, if any, associated with accelerating of unvested options outstanding at December 31, 2007, based on the closing price of the Company’s stock on that date.
(4)	Represents the cost or value of $35,900 for the transfer to Mr. Lodwick of title to his leased vehicle.

Phillip E. Lombardi

Termination Scenario	Lump Sum Payment (1)	Health Coverage and Life Insurance Continuation (2)	Accelerated Vesting of Stock and Option Awards (3)	Other Benefits (4)

If “Involuntary Termination” under Change in Control Severance Agreement in connection with or within 24 months after change in control occurs	$392,500	$10,214	$—	$23,220
____________
(1)
Represents lump sum amount payable to Mr. Lombardi under his change of control agreement in the event his employment is “Involuntarily Terminated” in connection with or following a change in control of the Company, as described under “Change of Control Agreements.”

(2)	Represents the cost of providing the health, dental and life insurance benefits described under “Change of Control Agreements.”
(3)	Represents the benefit, if any, associated with accelerating of unvested options outstanding at December 31, 2007, based on the closing price of the Company’s stock on that date.
(4)	Represents the cost or value of $23,220 for the transfer to Mr. Lombardi of title to his leased vehicle.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained above with management and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by the Compensation Committee of ICB’s Board of Directors:

                                Jeffrey L. Lipscomb
                                Sandor X. Mayuga
                                Hirotaka Oribe

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is a current or former officer or employee of ICB or any of its subsidiaries.  None of our executive officers has served on the board of directors or the Committee of any other entity that had an executive officer serving on our Board of Directors or on the Compensation Committee of our Board of Directors.

Director Compensation

The following table sets forth certain information regarding the compensation earned by or awarded to each director, who is not also a named executive officer, who served on our Board of Directors in 2007.  Directors who are employees of ICB are not compensated for their service as directors.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Jeffrey L. Lipscomb	$44,000	—	—	—	—	$5,000	$49,000
Preston Martin (3)	$16,250	—	$12,380	—	—	$6,250	$34,880
Sandor X. Mayuga	$39,000	—	—	—	—	$—	$39,000
Hirotaka Oribe	$47,000	—	—	—	—	$15,000	$62,000
Robert R. Reed	$47,000	—	—	—	—	$7,500	$54,500
_______________
(1)
Amount in the table represent the compensation cost of stock options recognized for 2007 for financial statement reporting purposes pursuant to SFAS No. 123(R), and includes the cost attributable to grants made in 2007 and in prior years. The assumptions we used in calculating this amount are set forth in Item 8. Financial Statements and Supplementary Data--Condensed Consolidated Financial Statements—Notes to Financial Statements—Note 1—Summary of Significant Accounting Policies—Stock-Based Compensation. As of December 31, 2007, total shares underlying stock options held by the directors were as follows: Mr. Lipscomb - 6,500 shares; Mr. Martin - 10,000 shares; Mr. Mayuga - 6,500 shares; Mr. Oribe - 6,500 shares; and Mr. Reed - 5,500 shares.

(2)	Amounts in this column represent honorariums earned during 2007 to Mr. Lipscomb, Mr. Oribe, and Mr. Reed, as well as an annual retainer fee for Mr. Martin, as explained below.
(3)	Mr. Martin passed away in May 2007. Under the terms of the Director Option Plan, the stock options outstanding, referenced above in (1), will be exercisable for 12 months following his passing.

Director Compensation Arrangements. During 2007, each non-employee director was paid a monthly fee of $2,250 for serving on our Board of Directors and $1,000 for each Board or Committee meeting attended for service on such committee. In addition, Director Reed received an honorarium of $7,500 for his active assistance in legislative and audit committee matters during 2007, Director Lipscomb received an honorarium of $5,000 for his active assistance with compensation matters and chairmanship of the Compensation Committee, and Director Oribe received an honorarium of $15,000 for his extensive work with the Executive Committee and large loan approval process. In 2007, Director Martin received an annual retainer fee of $6,250 for his service as Chairman of the Audit Committee.  Directors are also eligible to receive stock options under the Director Stock Option Plan (see “—Stock Incentive Plans”).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

At March 3, 2008, we had 5,426,760 shares of common stock outstanding.

The following table sets forth, as of March 3, 2008, certain information as to those persons who were known by management to be beneficial owners of more than five percent of our common stock outstanding.

Beneficial Owner	Shares Beneficially Owned		Percent of Class
Thomson Horstmann & Bryant, Inc.	478,209	(1)	8.81%
Park 80 West, Plaza One Saddle Brook, NJ 07663 Dimensional Fund Advisors, LP	449,658	(2)	8.29%
1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401 Franklin Mutual Advisers, LLC	445,796	(3)	8.21%
51 John F. Kennedy Parkway Short Hills, NJ 07078 George W. Haligowski	335,711	(4)	6.08%
888 Prospect Street, Suite 110 La Jolla, CA 92037 Barclays Global Advisors, NA, et. al	321,121	(5)	5.92%
45 Fremont Street San Francisco, CA 94105 Wellington Management Company, LLP	313,130	(6)	5.77%
75 State Street Boston, MA 02109
____________
(1)
As reported by Thomson Horstmann & Bryant, Inc., ("Thomson") on a Schedule 13G amendment filed on February 6, 2008 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.  Thomson reported sole voting power as to 259,006 shares, sole dispositive power as to all of the 478,209 shares, and shared voting and dispositive power as to none of the 478,209 shares covered by the report.

(2)
As reported by Dimensional Fund Advisors, LP ("Dimensional") on a Schedule 13G amendment filed on February 6, 2008 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.  Dimensional reported sole voting and dispositive powers as to all of the 449,658 shares, and shared voting and dispositive powers as to none of the 449,658 shares covered by the report.

(3)
As reported by Franklin Mutual Advisers, LLC ("Franklin") on a Schedule 13G amendment filed on February 11, 2005 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.  Franklin reported sole voting and dispositive powers as to all of the 445,796 shares, and shared voting and dispositive powers as to none of the 445,796 shares covered by the report.

(4)
Includes 97,500 shares underlying stock options which were exercisable as of March 3, 2008, 167,528 shares held in Mr. Haligowski’s SERP account in the rabbi trust established by the Company, 70,383 shares held in Mr. Haligowski’s deferred compensation plan account in the rabbi trust and 300 shares held in Mr. Haligowski’s personal account.

(5)
As reported by Barclays Global Investors, NA., Barclays Global Fund Advisors, Barclays Global Investors, Ltd., Barclays Global Investors Japan Trust and Banking Company Limited, Barclays Global Investors Japan Limited, Barclays Global Investors Canada Limited, Barclays Global Investors Australia Limited and Barclays Global Investors (Deutschland) AG on a Schedule 13G filed on February 5, 2008 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.  With respect to the 321,121 shares listed, Barclays Global Investors, NA., reported sole voting power as to 186,939 shares, sole dispositive power as to 230,516 shares and shared voting and dispositive powers as to none of such shares, and Barclays Global Fund Advisors reported sole voting and dispositive powers as to 90,605 shares, and shared voting and dispositive powers as to none of such shares.

(6)
As reported by Wellington Management Company, LLP ("WMC") on a Schedule 13G amendment filed on February 14, 2008 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.  WMC reported sole voting and dispositive powers as to none of the 313,130 shares, shared voting power as to 217,100 shares, and shared dispositive power as to all of the 313,130 shares covered by the report.

The following table sets forth, as of March 3, 2008, certain information as to the shares of common stock beneficially owned by the directors and named executive officers and by all directors and executive officers of ICB as a group.

Beneficial Owner	Shares Beneficially Owned (1)(2)(3)	Percent of Class
George W. Haligowski	335,711	6.08%
Timothy M. Doyle	92,421	1.68
Norval L. Bruce	63,127	1.16
Lyle C. Lodwick	60,849	1.11
Phillip E. Lombardi	34,211	0.63
Sandor X. Mayuga	11,300	0.21
Robert R. Reed	9,000	0.17
Jeffrey L. Lipscomb	7,600	0.14
Hirotaka Oribe	7,600	0.14
All Directors and Executive Officers as a Group (9 Persons)	621,819	10.90
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

(2)
Includes shares underlying exercisable options and options exercisable within 60 days of March 3, 2008 as follows:  Chairman Haligowski – 97,500 shares; Director Lipscomb – 5,500 shares; Director Mayuga – 5,500 shares; Director Oribe – 5,500 shares; Director Reed – 5,500 shares; Vice Chairman Bruce – 23,000 shares; Timothy M. Doyle – 60,000 shares; Lyle C. Lodwick – 47,500 shares; Phillip E. Lombardi – 30,000 shares; and all directors and executive officers as a group – 280,000 shares.

(3)
Includes vested SERP account shares held in the rabbi trust established by the Company, as follows: Chairman Haligowski –167,528 shares; Vice Chairman Bruce – 38,861 shares; Timothy M. Doyle – 32,421 shares; Lyle C. Lodwick – 3,349 shares; Phillip E. Lombardi – 2,861 shares and all directors and executive officers as a group – 245,020 shares.  Also includes shares held in deferred compensation plan account in the rabbi trust as follows: Mr. Haligowski – 70,383 shares; Mr. Bruce – 1,066 shares and all directors and executive officers as a group – 71,449 shares.

The following table sets forth information as of December 31, 2007 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information

Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants And Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column) (1)
Equity compensation plans approved by stockholders	464,068	$37.67	163,344
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	464,068	$37.67	163,344
____________
(1)
This amount includes 125,000 shares issuable under our 1996 Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors, described under “Item 11. Executive Compensation — Directors Compensation.” Under the Company’s 2005 Re-Designated, Amended and Restated Employee Stock Incentive Plan, up to 14,922 of the 29,844 shares remaining available for issuance under that plan as of December 31, 2007 could be issued to plan participants pursuant to awards of restricted stock, restricted stock units, performance shares and/or performance units.

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

During the year, we also retained the services of Keesal, Young & Logan. Director Mayuga is a partner in that law firm. During 2007, this law firm received $4,000 in legal fees from ICB and the Bank.
Imperial Capital Bancorp, Inc. entered into a lending agreement with Mr. Haligowski as of January 20, 2000 for a seven hundred thousand dollar ($700,000) line of credit.  To date, no funds have been drawn down from this line.

The Bank may from time to time make loans and other extensions of credit to our directors and executive officers and members of their immediate families and affiliated entities.  All of such currently outstanding loans or extensions of credit were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to persons not related to the Bank, and do not involve more than the normal risk of collectibility or present other unfavorable features.

Director Independence.  Pursuant to the NYSE’s listing standards, we are required to have a majority of independent directors, and no director qualifies as independent unless our Board of Directors has affirmatively determined that the director has no material relationship with the Company.  As permitted by the NYSE’s listing standards, our Board of Directors has adopted categorical standards to assist it in making determinations of independence.  These standards are contained in Section 1 of our Corporate Governance Guidelines, which are posted on our website at www.imperialcapitalbancorp.com, under “Investor Relations” and then under “Governance.”  Our Board has determined that Directors Lipscomb, Mayuga, Oribe and Reed have no material relationships with us, and therefore are independent directors of the Company.  This determination was based upon the fact that other than Director Mayuga, none of these directors has any relationship with the Company other than as a director and member of committees of the Board.  In making its determination that Director Mayuga is independent, the Board considered the relationship disclosed above under “-Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

During the fiscal years ended December 31, 2007 and 2006, Ernst & Young LLP provided various audit, audit related and non-audit services to the Company.  Set forth below are the aggregate fees billed for these services:

(a)
Audit Fees: Aggregate fees billed for professional services rendered for the audits of the Company’s annual financial statements and internal controls over financial reporting, and reviews of financial statements included in the Company’s Quarterly Reports on Form 10-Q for those fiscal years: $360,000 - 2007; $332,000 - 2006.

(b)
Audit Related Fees: Aggregate fees billed for professional services rendered related to audits of employee benefit plans, consultation related to the implementation of the Sarbanes-Oxley Act, and consultation on accounting matters: $21,000 - 2007; $20,000 - 2006.

(c)	Tax Fees: Aggregate fees billed for professional services rendered related to tax compliance, tax advice and tax return preparation: $105,000 - 2007; $95,000 - 2006.

(d)
All other fees: Aggregate fees billed for professional services rendered in connection with the review and consultation on various issues relating to employment and other benefit related contracts: $5,000 - 2007; $22,000 - 2006.

The audit committee preapproves all audit and permissible non-audit services to be provided by Ernst & Young LLP and the estimated fees for these services.  None of the services provided by Ernst & Young LLP described in items (a) – (d) above was approved by the audit committee pursuant to a waiver of the pre-approved requirements of the SEC’s rules and regulations.

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

                                       IMPERIAL CAPITAL BANCORP, INC.

Date: March 17, 2008	By:	/s/ George W. Haligowski
George W. Haligowski
Chairman of the Board, President
and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George W. Haligowski	Chairman of the Board, President and	March 17, 2008
George W. Haligowski	Chief Executive Officer
(Principal Executive Officer)

/s/ Timothy M. Doyle	Executive Managing Director and	March 17, 2008
Timothy M. Doyle	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Norval L. Bruce	Director	March 17, 2008
Norval L. Bruce

/s/ Jeffrey L. Lipscomb	Director	March 17, 2008
Jeffrey L. Lipscomb

/s/ Sandor X. Mayuga	Director	March 17, 2008
Sandor X. Mayuga

/s/ Robert R. Reed	Director	March 17, 2008
Robert R. Reed

/s/ Hirotaka Oribe	Director	March 17, 2008
Hirotaka Oribe

EXHIBIT INDEX
Regulation S-K Exhibit Number	Document	Reference to Prior Filling or Exhibit Number Attached Hereto

3.1	Certificate of Incorporation	************
3.2	Bylaws, as amended	***
4	Instruments Defining the Rights of Security Holders, Including Indentures	**********
10.1	2005 Re-Designated, Amended and Restated Stock Option Plan For Nonemployee Directors (“NEDP”)	*****
10.2	2005 Re-Designated, Amended and Restated Employee Stock Incentive Plan (“ESIP”)	********
10.3a	409A Consolidated Nonqualified (Employer Securities Only) 2005 Deferred Compensation Plan	***
10.3b	409A Consolidated Nonqualified (Non-Employer Securities) 2005 Deferred Compensation Plan	***
10.3c	Consolidated Nonqualified (Employer Securities Only) Deferred Compensation Plan	***
10.3d	Consolidated Nonqualified (Non-Employer Securities) Deferred Compensation Plan	***
10.4	Supplemental Salary Savings Plan	*
10.5a	Amended and Restated Employment Agreement with George W. Haligowski	********
10.5b	Non-Competition and Non-Solicitation Agreement with George W. Haligowski	********
10.6 10.7 10.8 10.9
Change in Control Severance Agreement with Norval L. Bruce
Change in Control Severance Agreement with Timothy M. Doyle
Change in Control Severance Agreement with Lyle C. Lodwick
Change in Control Severance Agreement with Phillip E. Lombardi
******** ******** ******** ***********
10.10	Recognition and Retention Plan	**
10.11	Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors	****
10.12	Amended and Restated Supplemental Executive Retirement Plan	********
10.13	Amended and Restated ITLA Capital Corporation Rabbi Trust Agreement	*********
10.14	Amended and Restated Salary Continuation Plan	********
10.15	Form of Incentive Stock Option Agreement under ESIP	******
10.16 10.17	Form of Non-Qualified Stock Option Agreement under the ESIP Form of Non-Qualified Stock Option Agreement under the NEDP	****** *******
10.18	Description of Named Executive Officer Salary, Bonus and Perquisite Arrangements for 2008	10.18
10.19	Description of Director Fee Arrangements	10.19
10.20	Split Dollar Agreement	10.20
11	Statement Regarding Computation of Per Share Earnings	Not Required
13	Annual Report to Security Holders	None
18	Letter Regarding Change in Accounting Principles	None
21	Subsidiaries of the Registrant	21
22	Published Report Regarding Matters Submitted to Vote of Security Holders	None
23.1	Consent of Ernst & Young LLP	23.1
24	Power of Attorney	None
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	32

*	Filed as an exhibit to Imperial’s Registration Statement on Form S-1 (File No. 33-96518) filed with the Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.
* *	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on May 10, 1996, pursuant to Section 5 of the Securities Act of 1933.
* * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 7, 2007.
* * * *	Filed as an exhibit to Amendment No. Two to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on June 19, 1996.
* * * * *	Filed as an appendix to the Company’s definitive proxy materials filed on June 27, 2005.
* * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 9, 2005.
* * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 4, 2005.
* * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 24, 2006.
* * * * * * * * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2006.
* * * * * * * * * *	The Company hereby agrees to furnish the SEC, upon request, copies of the instruments defining the rights of the holders of each issue of the Company's long-term debt.
* * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2006.
* * * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2007 (File No. 01-33199).