Form 10-Q
period 2008-03-31
IMPERIAL CAPITAL BANCORP, INC.
filed 2008-05-12
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “larger accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐   Accelerated Filer ☑ Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)   Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Number of shares of common stock of the registrant: 5,428,760 outstanding as of May 2, 2008.

IMPERIAL CAPITAL BANCORP, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2008

Forward Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, changes in economic conditions in our market areas, changes in policies by regulatory agencies, the impact of our competitors’ loan and other products, loan demand risks, the quality or composition of our loan or investment portfolios, increased costs from pursuing the national expansion of our lending platform and operational challenges inherent in implementing this expansion strategy, fluctuations in interest rates, and changes in the relative differences between short- and long-term interest rates, conditions in the commercial and residential real estate markets, levels of non-performing assets and other loans of concern, and operating results, the economic impact of any terrorist actions and other risks detailed from time to time in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2008 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s operating and stock price performance.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Imperial Capital Bancorp, Inc. and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	December 31,
	(unaudited)	2007
	(in thousands, except share data)
Assets
Cash and cash equivalents	$7,678	$8,944
Investment securities available-for-sale, at fair value	118,348	117,924
Investment securities held-to-maturity, at amortized cost	208,527	159,023
Stock in Federal Home Loan Bank	54,208	53,497
Loans, net (net of allowance for loan losses of $48,271 and $47,783 as of March 31, 2008 and December 31, 2007, respectively)	3,069,400	3,125,072
Interest receivable	20,715	20,841
Other real estate and other assets owned, net	18,438	19,396
Premises and equipment, net	8,648	8,550
Deferred income taxes	12,125	12,148
Goodwill	3,118	3,118
Other assets	22,522	22,706
Total assets	$3,543,727	$3,551,219

Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$2,066,546	$2,181,858
Federal Home Loan Bank advances and other borrowings	1,135,783	1,021,235
Accounts payable and other liabilities	28,288	33,959
Junior subordinated debentures	86,600	86,600
Total liabilities	3,317,217	3,323,652

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 9,145,256 and 9,142,256 issued as of March 31, 2008 and December 31, 2007, respectively	85,188	85,009
Retained earnings	255,776	255,947
Accumulated other comprehensive income, net	316	267
	341,280	341,223
Less treasury stock, at cost 4,041,824 and 3,995,634 shares as of March 31, 2008 and December 31, 2007, respectively	(114,770)	(113,656)

Total shareholders' equity	226,510	227,567

Total liabilities and shareholders' equity	$3,543,727	$3,551,219

See accompanying notes to the unaudited consolidated financial statements.

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)
Interest income:
Loans, including fees	$54,835	$58,763
Cash and investment securities	4,249	4,569

Total interest income	59,084	63,332

Interest expense:
Deposit accounts	25,083	26,588
Federal Home Loan Bank advances and other borrowings	11,918	10,677
Junior subordinated debentures	2,005	2,078

Total interest expense	39,006	39,343

Net interest income before provision for loan losses	20,078	23,989

Provision for loan losses	4,250	750

Net interest income after provision for loan losses	15,828	23,239

Non-interest income:
Late and collection fees	219	303
Other	49	413

Total non-interest income	268	716

Non-interest expense:
Compensation and benefits	6,864	6,182
Occupancy and equipment	1,942	1,943
Other	4,684	4,296

Total general and administrative	13,490	12,421

Real estate and other assets owned expense, net	1,455	163

Total non-interest expense	14,945	12,584

Income before provision for income taxes	1,151	11,371
Provision for income taxes	454	4,634

NET INCOME	$697	$6,737

Basic earnings per share	$0.13	$1.22

Diluted earnings per share	$0.13	$1.19

Dividends declared per share of common stock	$0.16	$0.16

See accompanying notes to the unaudited consolidated financial statements.

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$697	$6,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	719	742
Amortization of premium on purchased loans	1,095	1,311
Accretion of deferred loan origination fees, net of costs	(800)	(1,214)
Provision for loan losses	4,250	750
Provision for losses on other real estate owned	627	—
Other, net	(536)	(801)
Decrease (increase) in interest receivable	126	(229)
Decrease (increase) in other assets	184	(1,620)
Decrease in accounts payable and other liabilities	(5,671)	(739)

Net cash provided by operating activities	691	4,937

Cash Flows From Investing Activities:
Purchases of investment securities available-for-sale	(10,143)	(32,371)
Proceeds from maturity and calls of investment securities available-for-sale	10,125	12,702
Purchases of investment securities held-to-maturity	(57,576)	—
Proceeds from the maturity and redemption of investment securities held-to-maturity	8,046	8,625
Purchase of loans	—	(17,664)
Other decreases (increases) in loans, net	46,658	(16,644)
Proceeds from sale of other real estate owned	4,400	—
Cash paid for capital expenditures	(817)	(1,337)

Net cash provided by (used in) investing activities	693	(46,689)

Cash Flows From Financing Activities:
Proceeds and excess tax benefits from exercise of employee stock options	56	169
Cash paid to acquire treasury stock	(1,114)	(929)
Cash paid for dividends	(828)	(790)
(Decrease) increase in deposit accounts	(115,312)	49,655
Net proceeds (repayments) from short-term borrowings	153,000	(70,498)
Proceeds from long-term borrowings	40,500	100,000
Repayments of long-term borrowings	(78,952)	(37,999)

Net cash (used in) provided by financing activities	(2,650)	39,608

Net decrease in cash and cash equivalents	(1,266)	(2,144)
Cash and cash equivalents at beginning of period	8,944	30,448

Cash and cash equivalents at end of period	$7,678	$28,304

Supplemental Cash Flow Information:
Cash paid during the period for interest	$38,716	$39,878
Cash paid during the period for income taxes	$73	$837
Non-Cash Investing and Financing Transactions:
Loans transferred to other real estate owned	$4,469	$—
Cash dividends declared but not yet paid	$868	$849

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

All intercompany transactions and balances have been eliminated.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain amounts in prior periods have been reclassified to conform to the presentation in the current periods.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations for the remainder of the year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007.

NOTE 2 – ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, which requires the recognition of the expense related to the fair value of stock-based compensation awards within the consolidated statement of income.  The Company elected the modified prospective transition method as permitted by SFAS No. 123(R), and accordingly, results from prior periods were not restated.  Under this transition method, stock-based compensation expense for the three months ended March 31, 2008 and 2007 includes compensation expense for stock-based compensation awards for which the requisite service was performed during the period.  Compensation expense for unvested stock-based compensation awards granted prior to January 1, 2006 are based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.  Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Total stock-based compensation expense included in our consolidated statements of income for the three months ended March 31, 2008 and 2007 was approximately $83,000 ($73,000, net of tax or $0.01 per diluted share) and $19,000 ($12,000, net of tax or $0.00 per diluted share), respectively.  Unrecognized stock-based compensation expense related to stock options was approximately $710,000 and $402,000, respectively, at March 31, 2008 and 2007.  The weighted-average period over which the unrecognized expense was expected to be recognized was 2.2 years and 2.8 years at March 31, 2008 and 2007, respectively.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model.  No options were granted during the three months ended March 31, 2008.  The weighted-average assumptions for option grants during the three months ended March 31, 2007 were:

Weighted-Average Assumptions for Option Grants
2007

Dividend Yield	1.18%
Expected Volatility	23.83%
Risk-Free Interest Rates	4.72%
Expected Lives	Five Years
Weighted-Average Fair Value	$14.49

NOTE 3 – EARNINGS PER SHARE

Basic Earnings Per Share (“Basic EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period.  Diluted Earnings Per Share (“Diluted EPS”) reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which shared in the Company’s earnings.  Stock options outstanding as of March 31, 2008 and 2007 were 565,650 and 566,984, respectively.  Of these options outstanding as of March 31, 2008 and 2007, 494,450 and 32,000, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive.

The following is a reconciliation of the calculation of Basic EPS and Diluted EPS:

	Net Income	Weighted- Average Shares Outstanding	Per Share Amount
	(in thousands, except per share data)
For the Three Months Ended March 31,
2008
Basic EPS	$697	5,426	$0.13
Effect of dilutive stock options	—	22	—
Diluted EPS	$697	5,448	$0.13

2007
Basic EPS	$6,737	5,528	$1.22
Effect of dilutive stock options	—	154	(0.03)
Diluted EPS	$6,737	5,682	$1.19

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income, which encompasses net income and the net change in unrealized gains (losses) on investment securities available-for-sale, is presented below:

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Net Income	$697	$6,737
Other comprehensive income:
Change in net unrealized gains on investment securities available-for-sale, net of tax expense of $33 and $242 for the three months ended March 31, 2008 and 2007, respectively.	49	366

Comprehensive Income	$746	$7,103

NOTE 5 – IMPAIRED LOANS RECEIVABLE

As of March 31, 2008 and December 31, 2007, the recorded investment in impaired loans was $100.4 million and $47.0 million, respectively.  The average recorded investment in impaired loans was $64.3 million and $37.9 million, respectively, for the three months ended March 31, 2008 and 2007. Interest income recognized on impaired loans totaled $192,000 and $193,000 respectively, for the three months ended March 31, 2008 and 2007.

NOTE 6 – FAIR VALUE

The Company adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial instruments.  Although the adoption of SFAS No. 157 did not materially impact its financial condition or results of operations, the Company is now required to provide additional disclosures as part of its financial statements.  In accordance with FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157," the Company will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities, until January 1, 2009.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Investment securities available-for sale are reported at fair value utilizing Level 1 inputs with respect to valuing equity securities with quoted prices on an active market, Level 2 inputs for investment and debt securities, and Level 3 inputs related to the valuation of the Company’s residual interest in securitized loans.  The valuation for investment and debt securities utilizing Level 2 inputs were primarily determined by an independent pricing service using matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at March 31, 2008, were as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2008
	(dollars in thousands)
Assets
Investment securities—available-for-sale	$153	$117,306	$889	$118,348

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Balance at December 31, 2007	Total Realized and Unrealized Gains Included in Income	Total Realized and Unrealized Gains	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance at March 31, 2008
		Net Revaluation of Retained Interests
	(dollars in thousands)
Assets
Investment securities—available-for-sale	$1,318	$—	$—	$(429)	$—	$889

The Company’s assets measured at fair value on a non-recurring basis subject to the disclosure requirements of SFAS No. 157 at March 31, 2008, were as follows:

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at March 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2008
	(dollars in thousands)
Assets
Impaired Loans	$—	$—	$91,914	$91,914

Impaired loans, which are measured for impairment using the fair value of the collateral, for collateral dependent loans, had a carrying amount $100.4 million, with a valuation allowance of $8.5 million.

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test.  Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.  As stated above, SFAS No. 157 will be applicable to these fair value measurements beginning January 1, 2009.

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements. FIN 48 was effective for the Company on January 1, 2007.  The adoption of FIN 48 did not have a material impact on the Company’s financial condition or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No.133."  SFAS No. 161 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to amend and expand the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows.  To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company's financial condition or results of operations.

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

	Lending
	Operations	All Other	Consolidated
	(in thousands)
For the three months ended March 31,
2008
Revenues from external customers	$59,811	$(459)	$59,352
Total interest income	59,026	58	59,084
Total interest expense	37,001	2,005	39,006
Net income (loss)	2,731	(2,034)	697

2007
Revenues from external customers	$63,698	$350	$64,048
Total interest income	63,067	265	63,332
Total interest expense	37,265	2,078	39,343
Net income (loss)	8,567	(1,830)	6,737

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to identify the major factors that affected our financial condition and results of operations as of and for the three months ended March 31, 2008.

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

For additional information regarding critical accounting policies, refer to Note 1 – “Organization and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements and the sections captioned “Application of Critical Accounting Policies and Accounting Estimates” and “Allowance for Loan Losses and Non-performing Assets” in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2007.  There have been no significant changes in the Company's application of accounting policies since December 31, 2007.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Executive Summary

Consolidated net income and diluted EPS were $697,000 and $0.13, respectively, for the three months ended March 31, 2008, compared to $6.7 million and $1.19 for the same period last year.  The decline in net income during the current period was primarily caused by a $3.9 million reduction in net interest income before provision for loan losses and a $3.5 million increase in provision for loan losses recorded.

Net interest income before provision for loan losses decreased 16.3% to $20.1 million for the quarter ended March 31, 2008, compared to $24.0 million for the same period last year.  The decrease was primarily due to the decline in the yield earned on our loan portfolio, as higher yielding loans have paid-off and were replaced by loan production that was originated at lower spreads over our cost of funds due to competitive pricing pressures.  This decline was partially offset by a decrease in our average cost of funds, as deposits have repriced to current market interest rates.

The provision for loan losses was $4.3 million and $750,000, respectively, for the quarters ended March 31, 2008 and 2007.  The increase in provision for loan losses during the quarter was primarily due to the increase in our non-performing loans.  Non-performing loans as of March 31, 2008 were $91.5 million, compared to $38.0 million at December 31, 2007.  The increase in non-performing loans was primarily related to the addition of four construction and land development lending relationships that in the aggregate represented approximately $54.4 million of the total of $64.2 million of loans transferred to non-performing status during the quarter.

The return on average assets was 0.08% for the three months ended March 31, 2008, compared to 0.80% for the same period last year.  The return on average shareholders’ equity was 1.22% for the three months ended March 31, 2008, compared to 12.20% for the same period last year.

Loan originations were $88.5 million for the quarter ended March 31, 2008, compared to $339.4 million for the same period last year. During the current quarter, we originated $43.8 million of commercial real estate loans, $19.0 million of small balance multi-family real estate loans, and $25.7 million of entertainment finance loans.  Loan originations for the same period last year consisted of $237.2 million of commercial real estate loans, $74.0 million of small balance multi-family real estate loans, and $28.2 million of entertainment finance loans. In addition, our wholesale loan operations acquired $17.7 million of commercial and multi-family real estate loans during the quarter ended March 31, 2007.  We did not purchase any loans during the current period.

Net Interest Income and Margin

The following table presents for the three months ended March 31, 2008 and 2007, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.  Average balances are computed using daily average balances.  Nonaccrual loans are included in loans receivable.

	For the Three Months Ended March 31,
	2008			2007
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Cash and investment securities	$339,443	$4,249	5.03%	$373,205	$4,569	4.97%
Loans receivable	3,149,996	54,835	7.00%	3,004,189	58,763	7.93%
Total interest earning assets	3,489,439	$59,084	6.81%	3,377,394	$63,332	7.60%
Non-interest earning assets	84,394			74,905
Allowance for loan losses	(47,436)			(46,579)
Total assets	$3,526,397			$3,405,720

Liabilities and Shareholders’ Equity
Interest bearing deposit accounts:
Interest bearing demand	$27,951	$235	3.38%	$24,400	$188	3.12%
Money market and passbook	248,829	2,459	3.97%	222,793	2,718	4.95%
Time certificates	1,802,247	22,389	5.00%	1,821,519	23,682	5.27%
Total interest bearing deposit accounts	2,079,027	25,083	4.85%	2,068,712	26,588	5.21%
FHLB advances and other borrowings	1,083,609	11,918	4.42%	977,608	10,677	4.43%
Junior subordinated debentures	86,600	2,005	9.31%	86,600	2,078	9.73%
Total interest bearing liabilities	3,249,236	$39,006	4.83%	3,132,920	$39,343	5.09%
Non-interest bearing demand accounts	9,740			11,641
Other non-interest bearing liabilities	38,263			37,212
Shareholders’ equity	229,158			223,947
Total liabilities and shareholders’ equity	$3,526,397			$3,405,720
Net interest spread (1)			1.98%			2.51%

Net interest income before provision for loan losses		$20,078			$23,989
Net interest margin (2)			2.31%			2.88%

____________
(1)	Average yield on interest earning assets minus average rate paid on interest bearing liabilities.
(2)	Net interest income divided by total average interest earning assets.

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

	For the Three Months Ended March 31, 2008 and 2007
	Increase (Decrease) Due to:
	Rate	Volume	Total
	(in thousands)
Interest and fees earned from:
Cash and investment securities	$61	$(381)	$(320)
Loans	(6,845)	2,917	(3,928)

Total (decrease) increase in interest income	(6,784)	2,536	(4,248)

Interest paid on:
Deposit accounts	(1,653)	148	(1,505)
FHLB advances and other borrowings	(22)	1,263	1,241
Junior subordinated debentures	(73)	—	(73)

Total (decrease) increase in interest expense	(1,748)	1,411	(337)

(Decrease) increase in net interest income	$(5,036)	$1,125	$(3,911)

Total interest income decreased $4.2 million to $59.1 million for the current quarter as compared to $63.3 million for the same period last year. The decrease in interest income was primarily attributable to a 93 basis point decrease in the average yield earned on total loans receivable, partially offset by a $145.8 million increase in the average balance of total loans receivable.

The average balance of cash and investment securities decreased to $339.4 million during the quarter compared to $373.2 million during the same period last year.  The decrease in average cash and investment securities was primarily due to a decline in cash and cash equivalents, as well as a decrease in the average balance of investment securities held-to-maturity, partially offset by an increase in investment securities available-for-sale.  The average yield earned on cash and investments increased to 5.03% during the current quarter as compared to 4.97% for the same period last year.

The average aggregate balance of our loan portfolio was $3.1 billion and $3.0 billion for the three months ended March 31, 2008 and 2007, respectively.  Commercial real estate and construction and land loans had an average aggregate balance of $1.0 billion during the quarter ended March 31, 2008 compared to $917.9 million during the same period last year.  Multi-family real estate loans had an average aggregate balance of $2.0 billion during each of the quarters ended March 31, 2008 and 2007.  Single-family residential loans had an average aggregate balance of $14.2 million during the quarter ended March 31, 2008 compared to $37.6 million during the same period last year.  The average aggregate balance of entertainment finance loans was $70.5 million and $73.6 million during the quarters ended March 31, 2008 and 2007, respectively.

The average yield earned on total loans decreased to 7.00% during the quarter ended March 31, 2008 as compared to 7.93% during the same period last year.  The decrease in yield was primarily due to higher yielding loans continuing to pay-off and being replaced by our current loan production, which is originated at lower spreads over our cost of funds due to competitive pricing pressures.  A significant portion of our loan portfolio is comprised of adjustable rate loans indexed to either six month LIBOR or the Prime Rate, most with interest rate floors and caps below and above which the loan’s contractual interest rate may not adjust.  Approximately 48.8% of our loan portfolio was adjustable at March 31, 2008, and approximately 45.9% of the loan portfolio was comprised of hybrid loans, which after an initial fixed rate period of three or five years, will convert to an adjustable interest rate for the remaining term of the loan.  As of March 31, 2008, our hybrid loans had a weighted average of 2.7 years remaining until conversion to an adjustable rate loan.  Our adjustable rate loans generally reprice on a quarterly or semi-annual basis with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan.  At March 31, 2008, approximately $2.7 billion, or 86.1%, of our adjustable and hybrid loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates.  At March 31, 2008, the weighted average floor interest rate of these loans was 7.30%.  At that date, approximately $452.8 million, or 14.5%, of these loans were at the floor interest rate.  At March 31, 2008, 40.9% of the adjustable rate loans outstanding had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on our adjustable rate loan portfolio was 11.87% at that date.  At March 31, 2008, none of these loans were at their cap rate.

Total interest expense decreased by $337,000 to $39.0 million during the current quarter, compared to $39.3 million for the same period last year.  The decrease in interest expense was primarily attributable to a 36 basis point decrease in the rate paid on interest bearing deposits, which was caused by deposits repricing to lower current market interest rates, partially offset by an increase of $106.0 million in the average balance of FHLB advances and other borrowings.

Our average cost of funds decreased to 4.83% during the three months ended March 31, 2008, compared to 5.09% for the same period last year.  As discussed above, the decrease in the average funding costs was primarily due to deposits repricing to lower current market interest rates.  The average rate paid on deposit accounts was 4.85% during the three months ended March 31, 2008 as compared to 5.21% for the same period last year.  The average balance of deposit accounts increased slightly by $10.3 million to $2.1 billion for the three months ended March 31, 2008 as compared to $2.1 billion for the same period last year.  The average rate paid on FHLB advances and other borrowings was 4.42% during the three months ended March 31, 2008 compared to 4.43% for the same period last year.  FHLB advances and other borrowings averaged $1.1 billion during the current quarter, compared to $977.6 million for the same period last year.

Net interest margin decreased to 2.31% for the three months ended March 31, 2008 as compared to 2.88% for the same period last year.  This decrease was caused by a 53 basis point decline in our net interest spread and a $112.0 million increase in our average interest earning assets.

Provision for Loan Losses

Management periodically assesses the adequacy of the allowance for loan losses by reference to many quantitative and qualitative factors that may be weighted differently at various times depending on prevailing conditions. These factors include, among other elements:

•	the risk characteristics of various classifications of loans;
•	general portfolio trends relative to asset and portfolio size;
•	asset categories;
•	collateral values;
•	potential credit and geographic concentrations;
•	delinquency trends within the loan portfolio;
•	changes in the volume and severity of past due loans, classified loans and other loans of concern;
•	historical loss experience and risks associated with changes in economic, social and business conditions; and
•	the underwriting standards in effect when the loan was made.

Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of non-performing assets.  The quantitative factors, included above, are utilized by our management to identify two different risk groups (1) individual loans (loans with specifically identifiable risks); and (2) homogeneous loans (groups of loans with similar characteristics). The allocation for individual loans is based on either a specific reserve analysis, which is performed on impaired loans and our other loans of concern, or on risk rating grades assigned to each loan as a result of our loan management and review processes. Other loans of concern consist of loans with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category.

Our specific review is based on estimated cash flows discounted at the loan’s original effective interest rate or, for collateral dependent loans, based on the underlying collateral value. Individual loans that are assigned a risk-rating grade are then assigned a loss ratio, which is determined based on historical loss experience, augmented by the experience of management with similar assets and our independent loan review process.  The loan review process begins at the loan’s origination where we obtain information about the borrower and the real estate collateral, such as personal financial statements, FICO scores, property rent rolls, property operating statements, appraisals, market assessments, and other pertinent data.  Throughout the loan life, we obtain updated information such as rent rolls, property cash flow statements, personal financial statements, and for certain loans, updated property inspection reports.  This information, at the individual borrower and loan level, provides input into our risk profile of our borrowers, and serves as the primary basis for each loan’s risk grade. We also assign loss ratios to groups of loans.  These loss ratios are assigned to the various homogenous categories of the portfolio.

Loss ratios and specific reserves for all categories of loans are evaluated on a quarterly basis.  Loss ratios associated with historical loss experience are determined based on a rolling migration analysis of each loan category within our portfolio.  This migration analysis estimates loss factors based on the performance of each loan category over a five year time period.  These loss factors are then adjusted for other identifiable risks specifically related to each loan category or risk grade.  We utilize market and other economic data, which we accumulate on a quarterly basis, to evaluate and identify the economic and real estate related trends within each regional market that we operate.  In addition to the information gathered from this data, we also typically consider other risk factors, such as specific risks within a loan category, peer analysis reports, and any other relevant trends or data, in determining any necessary adjustments to our historical loss factors.  To the extent that known risks or trends exist, the loss ratios are adjusted accordingly, and incorporated into our assessment of the adequacy of our allowance for loan losses.

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

Management believes that our allowance for loan losses as of March 31, 2008 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The consolidated provision for loan losses was $4.3 million and $750,000 for the quarters ended March 31, 2008 and 2007, respectively.  The provision for loan losses was recorded based on an analysis of the factors referred to above.  The increase in provision for loan losses during the quarter was primarily due to the increase in our non-performing loans.  Non-performing loans as of March 31, 2008 were $91.5 million, compared to $38.0 million at December 31, 2007.  As a percentage of our total loan portfolio, the amount of non-performing loans was 2.94% and 1.20% at March 31, 2008 and December 31, 2007, respectively.  The increase in non-performing loans was primarily related to the addition of four construction and land development lending relationships that in aggregate represented approximately $54.4 million of the total of $64.2 million of loans transferred to non-performing status during the quarter.

With the housing and secondary mortgage markets continuing to deteriorate and showing no signs of stabilizing in the near future, we continue to aggressively monitor our real estate loan portfolio, including our commercial and residential construction loan portfolio.  Our construction and land loan portfolio totaled $425.4 million as of March 31, 2008, and included $277.4 million of residential and condominium conversion construction loans and land development loans, representing 8.9% of our total loan portfolio.  At March 31, 2008, we had $40.3 million of non-performing lending relationships within our residential and condominium conversion construction loan portfolio, consisting of three projects located in California (Huntington Beach, Corona and Indio) and one project located in Portland, Oregon.  In addition, we had a $17.7 million non-performing residential land development loan located in Cathedral City, California.

The allowance for loan losses as a percentage of our total loans was 1.55% at March 31, 2008 compared to 1.51% at December 31, 2007.  We believe that these reserves levels were adequate to support known and inherent losses in our loan portfolio and for specific reserves as of March 31, 2008 and December 31, 2007, respectively.  The allowance for loan losses is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans and other loans of concern, as well as specific reserves and charge-off activity.  Other loans of concern increased from $27.4 million at December 31, 2007 to $115.7 million at March 31, 2008.  The increase was primarily caused by the addition of $44.8 million of single-family and condominium construction and land development loans, $15.7 million of commercial and retail construction projects, and $28.0 million of commercial and multi-family real estate loans.

During the quarter ended March 31, 2008, we had net loan charge-offs of $3.8 million as compared to net recoveries of $380,000 during the same period last year.  The charge-offs taken during the current period were previously specifically reserved for under our allowance for loan loss methodology discussed above.  See also – “Financial Condition – Credit Risk”.

Non-Interest Income

Non-interest income decreased to $268,000 during the quarter ended March 31, 2008 as compared to $716,000 for the same period last year.  The decrease in non-interest income primarily related to a decline in the cash surrender value of a life insurance policy in connection with the Company’s Salary Continuation Plan.  Non-interest income typically consists of late fees and other miscellaneous fees earned on customer accounts.

Non-Interest Expense

Non-interest expense totaled $14.9 million for the current quarter, compared to $12.6 million for the same period last year.  The increase in non-interest expense primarily related to a decline in the deferral of general and administrative costs incurred related to the origination of loans.  As the volume of our loan production decreased during the current quarter as compared to the same period last year, the deferrable portion of these loan costs has also declined.  Our efficiency ratio (defined as general and administrative expenses as a percentage of net revenue) was 66.3% for the quarter ended March 31, 2008, as compared to 50.3% for the same period last year.  The increase in our efficiency ratio was primarily caused by a $1.1 million increase in general and administrative expenses, as well as the $3.9 million decrease in net interest income, which was primarily caused by the decrease in our net interest spread.

FINANCIAL CONDITION

Total assets decreased $7.5 million to $3.5 billion at March 31, 2008 as compared to $3.6 billion at December 31, 2007.  The decrease in total assets was primarily due to a $55.2 million decrease in our loan portfolio, partially offset by a $49.5 million increase in investment securities held-to-maturity.  During the quarter, we purchased approximately $57.6 million of triple-A rated corporate sponsored collateralized mortgage obligations, which we classified as held-to-maturity.  At March 31, 2008, gross loans totaled $3.1 billion, including approximately $3.0 billion of real estate loans, $71.3 million of entertainment finance loans, and $13.1 million of other loans.  Total deposit accounts decreased to $2.1 billion at March 31, 2008 compared to $2.2 billion at December 31, 2007.  The decline in deposits of $115.3 million during the quarter primarily related to callable brokered deposits, as well as other time deposits that matured during the period.  Management believes that a significant portion of time deposits will remain with us upon maturity based on our historical experience regarding retention of deposits. FHLB advances and other borrowings increased to $1.1 billion as of March 31, 2008 compared to $1.0 billion at December 31, 2007, as we replaced higher interest bearing deposits with these advances.

CREDIT RISK

Non-performing Assets, Other Loans of Concern and Allowance for Loan Losses

The following table sets forth our non-performing assets by category and troubled debt restructurings as of the dates indicated.

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Nonaccrual loans:
Real estate	$29,527	$29,145
Construction and land	61,983	8,804
Entertainment finance	13	13
Total nonaccrual loans	91,523	37,962
Other real estate and other assets owned, net	18,438	19,396
Total non-performing assets	109,961	57,358
Performing troubled debt restructurings	7,748	7,802
Total non-performing assets and performing troubled debt restructurings	$117,709	$65,160

Nonaccrual loans to total loans	2.94%	1.20%
Allowance for loan losses to nonaccrual loans	52.74%	125.87%
Non-performing assets to total assets	3.10%	1.62%

Non-performing assets were $110.0 million and $57.4 million, representing 3.10% and 1.62% of total assets as of March 31, 2008 and December 31, 2007, respectively.  At March 31, 2008, non-performing loans consisted of $62.0 million construction and land loans, $7.4 million of commercial real estate loans, $22.1 million of multi-family real estate loans, and $13,000 of entertainment finance loans.  The increase in non-performing assets during the quarter ended March 31, 2008 consisted of the addition of $64.2 million of non-performing loans, partially offset by paydowns received of $1.9 million, charge-offs of $3.9 million and loan upgrades of $347,000 from non-performing to performing status.  As of March 31, 2008 as compared to December 31, 2007, the net increase in non-performing loans primarily consisted of $32.7 million of residential and condominium construction real estate loans, representing two lending relationships, a $17.7 million residential land development loan, and a $4.0 million mixed-use construction loan.  The allowance for loan loss coverage ratio (defined as the allowance for loan losses divided by non-accrual loans) was 52.7% at March 31, 2008 as compared to 125.9% at December 31, 2007.  In addition, during the three months ended March 31, 2008, we foreclosed on four properties representing $4.5 million, sold four properties representing $4.7 million and recorded a charge-off on one property of $627,000.

As of March 31, 2008 and December 31, 2007, other loans of concern totaled $115.7 million and $27.4 million, respectively.  The increase in other loans of concern for the three months ended March 31, 2008 was primarily due to the addition of $44.8 million of residential and condominium conversion construction and land development loans, $15.7 million of commercial and retail construction projects, and $28.0 million of commercial and multi-family real estate loans.

The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

	For the Three Months Ended March 31, 2008	For the Year Ended December 31, 2007	For the Three Months Ended March 31, 2007
	(dollars in thousands)

Balance at beginning of period	$47,783	$46,049	$46,049
Provision for loan losses	4,250	11,077	750
Charge-offs	(3,944)	(10,873)	(39)
Recoveries	182	1,530	419
Net (charge-offs) recoveries	(3,762)	(9,343)	380

Balance at end of period	$48,271	$47,783	$47,179

Allowance for loan losses as a percentage of loans, net	1.55%	1.51%	1.54%

Liquidity

Liquidity refers to our ability to maintain cash flows adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans.  We maintain a cash and investment securities portfolio designed to satisfy operating liquidity requirements while preserving capital and maximizing yield.  As of March 31, 2008, we held $7.7 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $118.3 million of investment securities classified as available-for-sale.

Short-term fixed income investments classified as cash equivalents consisted of interest bearing deposits at financial institutions, overnight repurchase agreement investments, government money market funds and short-term government agency securities, while investment securities available-for-sale consisted primarily of fixed income instruments, which were rated “AAA”, or equivalent by nationally recognized rating agencies.  In addition, our liquidity position is supported by credit facilities with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco.  As of March 31, 2008, we had remaining available borrowing capacity under the Federal Home Loan Bank of San Francisco credit facility of $296.8 million, net of the $12.3 million of additional Federal Home Loan Bank stock that we would be required to purchase to support those additional borrowings.  As of March 31, 2008, we had an available borrowing capacity under the Federal Reserve Bank of San Francisco credit facility of $171.9 million.  We also had available $98.0 million of uncommitted, unsecured lines of credit with four unaffiliated financial institutions, and a $37.5 million revolving credit facility with an unaffiliated financial institution.

Capital Resources

The Company, the Bank’s holding company, had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at March 31, 2008 of 8.44%, 9.81% and 11.38%, respectively, which represents $121.3 million, $115.5 million and $41.8 million, respectively, of capital in excess of the amount required to be “well capitalized.”  These ratios were 8.44%, 9.73% and 11.29% as of December 31, 2007, respectively.

The Bank had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at March 31, 2008 of 8.34%, 9.68% and 10.94%, respectively, which represents $116.9 million, $111.0 million and $28.3 million, respectively, of capital in excess of the amount required to be “well capitalized” for regulatory purposes. These ratios were 8.31%, 9.60% and 10.85% as of December 31, 2007, respectively.

At March 31, 2008, shareholders' equity totaled $226.5 million, or 6.4% of total assets.  Our book value per share of common stock was $44.38 as of March 31, 2008, as compared to $44.22 as of December 31, 2007, and $43.22 as of March 31, 2007.

During the quarter ended March 31, 2008, we announced that our Board of Directors determined that, following the payment of our cash dividend for that quarter, our regular quarterly cash dividend would be suspended for the remainder of 2008.  This decision was made in order to preserve our capital during the extraordinarily difficult current operating environment.  The Board plans to reassess the dividend when economic conditions and capital markets normalize.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in our annual report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of March 31, 2008 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:  During the quarter ended March 31, 2008, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our common stock for the fiscal quarter ended March 31, 2008.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2008 to January 31, 2008	2,746	$16.11	—	110,486
February 1, 2008 to February 29, 2008	43,444	24.63	—	110,486
March 1, 2008 to March 31, 2008	—	—	—	110,486
Total	46,190	$24.12	—	110,486
____________
(1)
Shares purchased during the quarter ended March 31, 2008, represent open market purchases by the Company’s rabbi trust in connection with our Supplemental Executive Retirement Plan and our Nonqualified Deferred Compensation Plan.

(2)
There were no repurchases under the twelfth extension of our stock repurchase program during the three months ended March 31, 2008.  The twelfth extension was announced on March 14, 2006, and authorized the repurchase of an additional 5% of the outstanding shares as of the authorization date.  At March 31, 2008, a total of 110,486 shares remained available for repurchase under this extension.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL CAPITAL BANCORP, INC.

Date: May 12, 2008	/s/ George W. Haligowski
George W. Haligowski
Chairman of the Board, President and
Chief Executive Officer

Date: May 12, 2008	/s/ Timothy M. Doyle
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
Change in Control Severance Agreement with Lyle C. Lodwick
Change in Control Severance Agreement with Phillip E. Lombardi
******** ******** ******** ***********
10.10	Recognition and Retention Plan	**
10.11	Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors	****
10.12	Amended and Restated Supplemental Executive Retirement Plan	********
10.13	Amended and Restated ITLA Capital Corporation Rabbi Trust Agreement	*********
10.14	Amended and Restated Salary Continuation Plan	********
10.15	Form of Incentive Stock Option Agreement under ESIP	******
10.16 10.17	Form of Non-Qualified Stock Option Agreement under the ESIP Form of Non-Qualified Stock Option Agreement under the NEDP	****** *******
10.18	Description of Named Executive Officer Salary, Bonus and Perquisite Arrangements for 2008	*************
10.19	Description of Director Fee Arrangements	*************
10.20	Split Dollar Agreement	*************
11	Statement Regarding Computation of Per Share Earnings	Not Required
13	Annual Report to Security Holders	None
18	Letter Regarding Change in Accounting Principles	None
21	Subsidiaries of the Registrant	Not Required
22	Published Report Regarding Matters Submitted to Vote of Security Holders	None
23.1	Consent of Ernst & Young LLP	Not Required
24	Power of Attorney	None
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	32

*	Filed as an exhibit to Imperial’s Registration Statement on Form S-1 (File No. 33-96518) filed with the Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.
* *	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on May 10, 1996, pursuant to Section 5 of the Securities Act of 1933.
* * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 7, 2007.
* * * *	Filed as an exhibit to Amendment No. Two to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on June 19, 1996.
* * * * *	Filed as an appendix to the Company’s definitive proxy materials filed on June 27, 2005.
* * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 9, 2005.
* * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 4, 2005.
* * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 24, 2006.
* * * * * * * * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2006.
* * * * * * * * * *	The Company hereby agrees to furnish the SEC, upon request, copies of the instruments defining the rights of the holders of each issue of the Company's long-term debt.
* * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2006.
* * * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2007 (File No. 01-33199).
* * * * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2007.