Form 10-Q
period 2008-06-30
IMPERIAL CAPITAL BANCORP, INC.
filed 2008-07-30
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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
Number of shares of common stock of the registrant: 5,428,760 outstanding as of July 25, 2008.

IMPERIAL CAPITAL BANCORP, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

Forward Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, changes in economic conditions in our market areas, changes in policies by regulatory agencies, the impact of our competitors’ loan and other products, loan demand risks, the quality or composition of our loan or investment portfolios, increased costs from pursuing the national expansion of our lending platform and operational challenges inherent in implementing this expansion strategy, fluctuations in interest rates, and changes in the relative differences between short- and long-term interest rates, conditions in the commercial and residential real estate markets, levels of non-performing assets and other loans of concern, and operating results, capital and credit market conditions, the economic impact of any terrorist actions and other risks detailed from time to time in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2008 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s operating and stock price performance.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Imperial Capital Bancorp, Inc. and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	December 31,
	(unaudited)	2007
	(in thousands, except share data)
Assets
Cash and cash equivalents	$4,922	$8,944
Investment securities available-for-sale, at fair value	106,434	117,924
Investment securities held-to-maturity, at amortized cost	914,433	159,023
Stock in Federal Home Loan Bank	62,025	53,497
Loans, net (net of allowance for loan losses of $51,159 and $47,783 as of June 30, 2008 and December 31, 2007, respectively)	2,914,301	3,125,072
Interest receivable	22,044	20,841
Other real estate and other assets owned, net	20,912	19,396
Premises and equipment, net	8,745	8,550
Deferred income taxes	13,651	12,148
Other assets	32,715	25,824
Total assets	$4,100,182	$3,551,219

Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$2,492,526	$2,181,858
Federal Home Loan Bank advances and other borrowings	1,260,707	1,021,235
Accounts payable and other liabilities	34,433	33,959
Junior subordinated debentures	86,600	86,600
Total liabilities	3,874,266	3,323,652

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 9,146,256 and 9,142,256 issued as of June 30, 2008 and December 31, 2007, respectively	85,286	85,009
Retained earnings	258,126	255,947
Accumulated other comprehensive (loss) income, net	(1,956)	267
	341,456	341,223
Less treasury stock, at cost 4,112,832 and 3,995,634 shares as of June 30, 2008 and December 31, 2007, respectively	(115,540)	(113,656)

Total shareholders' equity	225,916	227,567

Total liabilities and shareholders' equity	$4,100,182	$3,551,219

See accompanying notes to the unaudited consolidated financial statements.

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2008	2007	2008	2007
	(in thousands, except per share data)
Interest income:
Loans, including fees	$49,921	$58,464	$104,756	$117,227
Cash and investment securities	13,446	4,519	17,695	9,088

Total interest income	63,367	62,983	122,451	126,315

Interest expense:
Deposit accounts	24,302	27,485	49,385	54,073
Federal Home Loan Bank advances and other borrowings	12,494	11,593	24,412	22,270
Junior subordinated debentures	1,798	2,088	3,803	4,166

Total interest expense	38,594	41,166	77,600	80,509

Net interest income before provision for loan losses	24,773	21,817	44,851	45,806

Provision for loan losses	6,250	500	10,500	1,250

Net interest income after provision for loan losses	18,523	21,317	34,351	44,556

Non-interest income:
Late and collection fees	196	236	415	539
Loss on sale of loans	(531)	—	(479)	—
Other	(814)	607	(817)	1,020

Total non-interest income	(1,149)	843	(881)	1,559

Non-interest expense:
Compensation and benefits	5,695	5,056	12,559	11,238
Occupancy and equipment	1,914	1,998	3,856	3,941
Other	5,081	4,849	9,765	9,145

Total general and administrative	12,690	11,903	26,180	24,324

Real estate and other assets owned expense, net	259	195	687	358
Provision for losses on real estate and other assets owned	478	—	1,105	—
Loss on sale of real estate and other assets owned, net	63	—	463	—

Total real estate and other assets owned expense, net	800	195	2,255	358

Total non-interest expense	13,490	12,098	28,435	24,682

Income before provision for income taxes	3,884	10,062	5,035	21,433
Provision for income taxes	1,534	4,024	1,988	8,658

NET INCOME	$2,350	$6,038	$3,047	$12,775

Basic earnings per share	$0.43	$1.10	$0.56	$2.32

Diluted earnings per share	$0.43	$1.08	$0.56	$2.26

Dividends declared per share of common stock	$—	$0.16	$0.16	$0.32

See accompanying notes to the unaudited consolidated financial statements.

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$3,047	$12,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,458	1,495
(Accretion) amortization of discounts and premiums on loans and investment securities	(985)	2,327
Accretion of deferred loan origination fees, net of costs	(820)	(1,389)
Provision for loan losses	10,500	1,250
Provision for losses on other real estate owned	1,105	—
Other, net	(481)	(1,186)
(Increase) decrease in interest receivable	(1,203)	223
(Increase) decrease in other assets	(6,891)	369
Increase (decrease) in accounts payable and other liabilities	474	(8,157)

Net cash provided by operating activities	6,204	7,707

Cash Flows From Investing Activities:
Purchases of investment securities available-for-sale	(10,143)	(59,029)
Proceeds from maturity and calls of investment securities available-for-sale	18,558	43,288
Purchases of investment securities held-to-maturity	(784,619)	—
Proceeds from the maturity and redemption of investment securities held-to-maturity	31,615	17,991
Increase in stock in Federal Home Loan Bank	(6,930)	—
Purchase of loans	—	(47,343)
Proceeds from sale of loans	53,797	—
Other decreases (increases) in loans, net	135,642	(74,853)
Proceeds from sale of other real estate owned	5,986	—
Cash paid for capital expenditures	(1,702)	(2,483)
Proceeds from sale of equipment	71	—

Net cash used in investing activities	(557,725)	(122,429)

Cash Flows From Financing Activities:
Proceeds and excess tax benefits from exercise of employee stock options	71	2,462
Cash paid to acquire treasury stock	(1,884)	(7,124)
Cash paid for dividends	(828)	(1,675)
Increase in deposit accounts	310,668	99,022
Repayments from short-term borrowings	(2,600)	(3,498)
Proceeds from long-term borrowings	414,000	100,000
Repayments of long-term borrowings	(171,928)	(68,240)

Net cash provided by financing activities	547,499	120,947

Net (decrease) increase in cash and cash equivalents	(4,022)	6,225
Cash and cash equivalents at beginning of period	8,944	30,448

Cash and cash equivalents at end of period	$4,922	$36,673

Supplemental Cash Flow Information:
Cash paid during the period for interest	$73,906	$80,597
Cash paid during the period for income taxes	$194	$7,337
Non-Cash Investing and Financing Transactions:
Loans transferred to other real estate owned	$9,070	$11,134
Cash dividends declared but not yet paid	$—	$836

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

All intercompany transactions and balances have been eliminated.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain amounts in prior periods have been reclassified to conform to the presentation in the current periods.  The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations for the remainder of the year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007.

NOTE 2 – ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, which requires the recognition of the expense related to the fair value of stock-based compensation awards within the consolidated statement of income.  Stock-based compensation expense for the three and six months ended June 30, 2008 and 2007 includes compensation expense for stock-based compensation awards for which the requisite service was performed during the period.  Compensation expense for unvested stock-based compensation awards granted prior to January 1, 2006 are based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.  Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Total stock-based compensation expense included in our consolidated statements of income for the three and six months ended June 30, 2008 was approximately $83,000 ($73,000, net of tax, or $0.01 per diluted share) and $167,000 ($146,000, net of tax, or $0.03 per diluted share), respectively.  For the three and six months ended June 30, 2007, these amounts were $39,000 ($23,000, net of tax, or $0.00 per diluted share) and $58,000 ($35,000, net of tax, or $0.01 per diluted share), respectively.  Unrecognized stock-based compensation expense related to stock options was approximately $627,000 and $363,000, respectively, at June 30, 2008 and 2007.  The weighted-average period over which the unrecognized expense was expected to be recognized was 1.9 years and 2.5 years at June 30, 2008 and 2007, respectively.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model.  No options were granted during the six months ended June 30, 2008.  The weighted-average assumptions for option grants during the six months ended June 30, 2007 were:

Weighted-Average Assumptions for Option Grants 2007

Dividend Yield	1.18%
Expected Volatility	23.83%
Risk-Free Interest Rates	4.72%
Expected Lives	Five Years
Weighted-Average Fair Value	$14.49

NOTE 3 – EARNINGS PER SHARE

Basic Earnings Per Share (“Basic EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period.  Diluted Earnings Per Share (“Diluted EPS”) reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which shared in the Company’s earnings.  Stock options outstanding as of June 30, 2008 and 2007 were 550,650 and 498,900, respectively.  For the three and six months ended June 30, 2008, 533,650 and 514,050, respectively, of these options outstanding were excluded from the diluted EPS computation as their effect was anti-dilutive, compared to 94,500 and 63,250, respectively, for the same periods last year.

The following is a reconciliation of the calculation of Basic EPS and Diluted EPS:

	Net Income	Weighted- Average Shares Outstanding	Per Share Amount
	(in thousands, except per share data)
For the Three Months Ended June 30,
2008
Basic EPS	$2,350	5,429	$0.43
Effect of dilutive stock options	—	2	(0.00)
Diluted EPS	$2,350	5,431	$0.43

2007
Basic EPS	$6,038	5,489	$1.10
Effect of dilutive stock options	—	124	(0.02)
Diluted EPS	$6,038	5,613	$1.08

For the Six Months Ended June 30,
2008
Basic EPS	$3,047	5,427	$0.56
Effect of dilutive stock options	—	12	(0.00)
Diluted EPS	$3,047	5,439	$0.56

2007
Basic EPS	$12,775	5,509	$2.32
Effect of dilutive stock options	—	139	(0.06)
Diluted EPS	$12,775	5,648	$2.26

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income, which encompasses net income and the net change in unrealized gains (losses) on investment securities available-for-sale, is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)

Net Income	$2,350	$6,038	$3,047	$12,775
Other comprehensive loss:
Change in net unrealized gains (loss) on investment securities available-for-sale, net of tax benefit of $1,515 and $557 for the three months ended June 30, 2008 and 2007, respectively, and $1,482 and $313 for the six months ended June 30, 2008 and 2007, respectively.	(2,272)	(835)	(2,223)	(469)

Comprehensive Income	$78	$5,203	$824	$12,306

NOTE 5 – IMPAIRED LOANS RECEIVABLE

As of June 30, 2008 and December 31, 2007, the recorded investment in impaired loans was $125.6 million and $47.0 million, respectively.  The average recorded investment in impaired loans was $111.7 million and $88.0 million, respectively, for the three and six months ended June 30, 2008, and $41.9 million and $39.9 million, respectively, for the same periods last year. Interest income recognized on impaired loans totaled $169,000 and $361,000 respectively, for the three and six months ended June 30, 2008, as compared to $213,000 and $406,000, respectively, for the same periods last year.

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at June 30, 2008, were as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2008
	(dollars in thousands)
Assets
Investment securities — available-for-sale	$117	$105,531	$786	$106,434

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Balance at December 31, 2007	Total Realized and Unrealized Gains Included in Income	Total Realized and Unrealized Gains	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance at June 30, 2008
		Net Revaluation of Retained Interests
	(dollars in thousands)
Assets
Investment securities — available-for-sale	$1,318	$ —	$—	$(532)	$—	$786

The Company’s assets measured at fair value on a non-recurring basis subject to the disclosure requirements of SFAS No. 157 at June 30, 2008, were as follows:

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at June 30, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2008
	(dollars in thousands)
Assets
Impaired Loans	$—	$—	$113,232	$113,232

Impaired loans, which are measured for impairment using the fair value of the collateral, for collateral dependent loans, had a carrying amount $125.6 million, with a valuation allowance of $12.3 million.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities."  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for us on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial condition or results of operations.

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

	Lending
	Operations	All Other	Consolidated
	(in thousands)
For the three months ended June 30,
2008
Revenues from external customers	$62,192	$26	$62,218
Total interest income	63,314	53	63,367
Total interest expense	36,796	1,798	38,594
Net income (loss)	4,022	(1,672)	2,350

2007
Revenues from external customers	$63,260	$566	$63,826
Total interest income	62,539	444	62,983
Total interest expense	39,078	2,088	41,166
Net income (loss)	7,480	(1,442)	6,038

For the six months ended June 30,
2008
Revenues from external customers	$122,003	$(433)	$121,570
Total interest income	122,340	111	122,451
Total interest expense	73,797	3,803	77,600
Net income (loss)	6,753	(3,706)	3,047

2007
Revenues from external customers	$126,958	$916	$127,874
Total interest income	125,606	709	126,315
Total interest expense	76,343	4,166	80,509
Net income (loss)	16,047	(3,272)	12,775

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to identify the major factors that affected our financial condition and results of operations as of and for the three and six months ended June 30, 2008.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Executive Summary

Consolidated net income and diluted EPS were $2.4 million and $0.43, respectively, for the three months ended June 30, 2008, compared to $6.0 million and $1.08 for the same period last year.  The decline in net income during the current period was primarily caused by a $5.8 million increase in provision for loan losses recorded and a $2.0 million decrease in non-interest income, partially offset by a $3.0 million increase in net interest income before provision for loan losses.

Net interest income before provision for loan losses increased 13.5% to $24.8 million for the quarter ended June 30, 2008, compared to $21.8 million for the same period last year.  The increase was primarily due to an increase in interest earned on our investment securities held-to-maturity, as well as a decline in our average cost of funds, as deposits have repriced to current market interest rates.  The increase in net interest income was partially offset by a decline in the yield earned on our loan portfolio, as higher yielding loans have paid-off and were replaced by loan production that was originated at lower spreads over our cost of funds due to competitive pricing pressures, as well as our adjustable rate loan portfolio repricing to lower current market interest rates.  During the quarters ended June 30, 2008 and 2007, the average balance of our investment securities held-to-maturity was $567.4 million and $181.6 million, respectively.  At June 30, 2008, our investment securities held-to-maturity totaled $914.4 million as compared to $159.0 million at December 31, 2007.  These increases were primarily related to the purchase of approximately $784.6 million of AAA rated corporate sponsored collateralized mortgage obligations (CMOs) during the current year, which are secured by Alt A first lien residential mortgage loans, predominantly all of which carry fixed interest rates.  For further discussion regarding these CMO acquisitions refer to management’s discussion of net interest income and margin for the three months ended June 30, 2008 and 2007.

The provision for loan losses was $6.3 million and $500,000, respectively, for the quarters ended June 30, 2008 and 2007.  The increase in the provision for loan losses recorded during the current quarter was primarily due to the increase in our non-performing loans.  Non-performing loans as of June 30, 2008 were $116.8 million, compared to $91.5 million and $38.0 million at March 31, 2008 and December 31, 2007, respectively.  The increase in non-performing loans during the year was primarily related to non-performing construction and land development loans, which increased from $8.8 million at December 31, 2007 to $78.7 million at June 30, 2008.  Our construction and land loan portfolio at June 30, 2008 totaled $460.0 million, of which $296.2 million were residential and condominium conversion construction loans and land development loans, representing 10.0% of our total loan portfolio.

The return on average assets was 0.25% for the three months ended June 30, 2008, compared to 0.70% for the same period last year.  The return on average shareholders’ equity was 4.16% for the three months ended June 30, 2008, compared to 10.71% for the same period last year.

Loan originations were $87.1 million for the quarter ended June 30, 2008, compared to $337.7 million for the same period last year.  During the current quarter, we originated $31.7 million of commercial real estate loans, $46.1 million of small balance multi-family real estate loans, and $9.2 million of entertainment finance loans.  Loan originations for the same period last year consisted of $191.6 million of commercial real estate loans, $117.1 million of small balance multi-family real estate loans, and $29.0 million of entertainment finance loans.  Loan originations during the current period were impacted by a decline in customer demand as a result of uncertainty regarding current real estate market conditions.  In addition, our wholesale loan operations acquired $29.7 million of commercial and multi-family real estate loans during the quarter ended June 30, 2007.  We did not purchase any loans during the current period.

Net Interest Income and Margin

The following table presents for the three months ended June 30, 2008 and 2007, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.  Average balances are computed using daily average balances.  Nonaccrual loans are included in loans receivable.

	For the Three Months Ended June 30,
	2008			2007
	Average Balance	Income/Expense	Yield/Rate	Average Balance	Income/Expense	Yield/Rate
	(dollars in thousands)
Assets
Cash and investment securities	$740,508	$13,446	7.30%	$365,701	$4,519	4.96%
Loans receivable	3,076,065	49,921	6.53%	3,080,233	58,464	7.61%
Total interest earning assets	3,816,573	$63,367	6.68%	3,445,934	$62,983	7.33%
Non-interest earning assets	78,925			80,514
Allowance for loan losses	(48,830)			(46,218)
Total assets	$3,846,668			$3,480,230

Liabilities and Shareholders’ Equity
Interest bearing deposit accounts:
Interest bearing demand	$33,347	$255	3.08%	$25,246	$246	3.91%
Money market and passbook	273,732	2,431	3.57%	230,458	2,871	5.00%
Time certificates	1,982,484	21,616	4.39%	1,843,336	24,368	5.30%
Total interest bearing deposit accounts	2,289,563	24,302	4.27%	2,099,040	27,485	5.25%
FHLB advances and other borrowings	1,198,617	12,494	4.19%	1,023,291	11,593	4.54%
Junior subordinated debentures	86,600	1,798	8.35%	86,600	2,088	9.67%
Total interest bearing liabilities	3,574,780	$38,594	4.34%	3,208,931	$41,166	5.15%
Non-interest bearing demand accounts	9,254			10,377
Other non-interest bearing liabilities	35,380			34,727
Shareholders’ equity	227,254			226,195
Total liabilities and shareholders’ equity	$3,846,668			$3,480,230
Net interest spread (1)			2.34%			2.18%

Net interest income before provision for loan losses		$24,773			$21,817
Net interest margin (2)			2.61%			2.54%

____________
(1)	Average yield on interest earning assets minus average rate paid on interest bearing liabilities.
(2)	Net interest income divided by total average interest earning assets.

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

	For the Three Months Ended June 30, 2008 and 2007
	Increase (Decrease) Due to:
	Rate	Volume	Total
	(in thousands)
Interest and fees earned from:
Cash and investment securities	$2,814	$6,113	$8,927
Loans	(8,462)	(81)	(8,543)

Total increase (decrease) in interest income	(5,648)	6,032	384

Interest paid on:
Deposit accounts	(5,488)	2,305	(3,183)
FHLB advances and other borrowings	(948)	1,849	901
Junior subordinated debentures	(290)	—	(290)

Total (decrease) increase in interest expense	(6,726)	4,154	(2,572)

Increase in net interest income	$1,078	$1,878	$2,956

Total interest income increased $384,000 to $63.4 million for the current quarter as compared to $63.0 million for the same period last year. The increase in interest income was primarily attributable to a $374.8 million increase in the average balance on cash and investments, as well as an increase of 234 basis points in the average yield earned on cash and investments.  These increases were partially offset by a 108 basis point decline in the average yield earned on total loans receivable.

The average balance of cash and investment securities increased to $740.5 million during the quarter compared to $365.7 million during the same period last year.  This increase was primarily due to an increase in the average balance of our investment securities held-to-maturity, which totaled $567.4 million as of June 30, 2008, as compared to $181.6 million as of June 30, 2007.  These increases were primarily related to the purchase of approximately $784.6 million of AAA rated corporate sponsored CMOs during the current year, which are secured by Alt A first lien residential mortgage loans, predominantly all of which carry fixed interest rates.  These CMOs were acquired at an average cost of 88% of their current par value (actual cost ranged from 68% to 96% of current par value, depending on estimated average lives, credit enhancement through subordination levels, and underlying collateral performance).  These investments were priced to earn a weighted average effective yield of 8.9%, and they carry an average credit enhancement of 8.6% through subordination provided by junior CMO tranches that bear the initial losses on the underlying loans.  The average expected life of these CMOs is approximately 5 years.  The average yield earned on our cash and investment securities was 7.30% during the three months ended June 30, 2008, as compared to 4.96% during the same period last year.  These increases were primarily related to the CMO purchases during the current year.  The average yield earned during the current quarter on our investment securities held-to-maturity was 7.72%, as compared to 4.20% during the same period last year.

The average aggregate balance of our loan portfolio was $3.1 billion for each of the quarters ended June 30, 2008 and 2007.  Commercial real estate loans had an average aggregate balance of $600.5 million during the quarter ended June 30, 2008, compared to $563.8 million during the same period last year.  Construction and land loans had an average aggregate balance of $436.9 million during the quarter ended June 30, 2008, compared to $423.8 million during the same period last year.  Multi-family real estate loans had an average aggregate balance of $1.9 billion during the quarter ended June 30, 2008, compared to $2.0 billion during the same period last year.   Single-family residential loans had an average aggregate balance of $11.9 million during the quarter ended June 30, 2008, compared to $28.1 million during the same period last year.  The average aggregate balance of entertainment finance loans was $66.1 million and $78.9 million during the quarters ended June 30, 2008 and 2007, respectively.

The average yield earned on total loans decreased to 6.53% during the quarter ended June 30, 2008 as compared to 7.61% during the same period last year.  The decrease in yield was primarily due to higher yielding loans paying off and being replaced by loan production that was originated at lower spreads over our cost of funds due to competitive pricing pressures, as well as our adjustable rate loan portfolio repricing to lower current market interest rates.  To a lesser extent, the average loan yield was also impacted by the increase in non-performing loans, as well as the reversal of all previously accrued but uncollected interest against our current period operating results.  A significant portion of our loan portfolio is comprised of adjustable rate loans indexed to either six month LIBOR or the Prime Rate, most with interest rate floors and caps below and above which the loan’s contractual interest rate may not adjust.  Approximately 52.0% of our loan portfolio was adjustable at June 30, 2008, and approximately 41.2% of the loan portfolio was comprised of hybrid loans, which after an initial fixed rate period of three or five years, will convert to an adjustable interest rate for the remaining term of the loan.  As of June 30, 2008, our hybrid loans had a weighted average of 2.3 years remaining until conversion to an adjustable rate loan.  Our adjustable rate loans generally reprice on a quarterly or semi-annual basis with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan.  At June 30, 2008, approximately $2.5 billion, or 83.7%, of our adjustable and hybrid loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates.  At June 30, 2008, the weighted average floor interest rate of these loans was 6.92%.  At that date, approximately $725.6 million, or 24.3%, of these loans were at the floor interest rate.  At June 30, 2008, 45.8% of the adjustable rate loans outstanding had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on our adjustable rate loan portfolio was 12.03% at that date.  At June 30, 2008, none of these loans were at their cap rate.

Total interest expense decreased by $2.6 million to $38.6 million during the current quarter, compared to $41.2 million for the same period last year.  The decrease in interest expense was primarily attributable to a decline in average rates paid of 98 basis points and 35 basis points on interest bearing deposits and FHLB advances and other borrowings, respectively, as deposits repriced to lower current market interest rates and FHLB advances matured and were replaced with new advances at lower current market interest rates.  These decreases were partially offset by increases in the average balances of deposits and FHLB advances and other borrowings of $190.5 million and $175.3 million, respectively.

Our average cost of funds decreased to 4.34% during the three months ended June 30, 2008, compared to 5.15% for the same period last year.  As discussed above, the decrease in the average funding costs was primarily due to deposits repricing and FHLB advances maturing and being replaced with new advances at lower current market interest rates.  The average rate paid on deposit accounts was 4.27% during the three months ended June 30, 2008 as compared to 5.25% for the same period last year.  The average balance of deposit accounts increased by $190.5 million to $2.3 billion for the three months ended June 30, 2008 as compared to $2.1 billion for the same period last year.  The average rate paid on FHLB advances and other borrowings was 4.19% during the three months ended June 30, 2008 compared to 4.54% for the same period last year.  FHLB advances and other borrowings averaged $1.2 billion during the current quarter, compared to $1.0 billion for the same period last year.

Net interest margin increased to 2.61% for the three months ended June 30, 2008 as compared to 2.54% for the same period last year.  This increase was caused by a 16 basis point increase in our net interest spread, partially offset by a $370.6 million increase in our average interest earning assets.

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

Loans evaluated by our specific reserve analysis are based on estimated cash flows discounted at the loan’s original effective interest rate or, for collateral dependent loans, based on the underlying collateral value.  Individual loans assessed by our risk rating process are assigned a risk-rating grade, as well as a loss ratio.  Risk ratings and loss ratios are determined based on historical loss experience, augmented by the experience of management with similar assets and our independent loan review process.  The loan review process begins at the loan’s origination where we obtain information about the borrower and the real estate collateral, such as personal financial statements, FICO scores, property rent rolls, property operating statements, appraisals, market assessments, and other pertinent data.  Throughout the loan life, we obtain updated information such as rent rolls, property cash flow statements, personal financial statements, and for certain loans, updated property inspection reports.  This information, at the individual borrower and loan level, provides input into our risk profile of our borrowers, and serves as the primary basis for each loan’s risk grade. We also assign loss ratios to groups of loans.  These loss ratios are assigned to the various homogenous categories of the portfolio.

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

The consolidated provision for loan losses was $6.3 million and $500,000 for the quarters ended June 30, 2008 and 2007, respectively.  The provision for loan losses was recorded based on an analysis of the factors referred to above.  The increase in provision for loan losses during the quarter was primarily due to the increase in our non-performing loans.  Non-performing loans as of June 30, 2008 were $116.8 million, compared to $91.5 million and $38.0 million at March 31, 2008 and December 31, 2007, respectively.  As a percentage of our total loan portfolio, the amount of non-performing loans was 3.94% and 1.20% at June 30, 2008 and December 31, 2007, respectively.  The increase in non-performing loans during the year was primarily related to non-performing construction and land development loans, which increased from $8.8 million at December 31, 2007 to $78.7 million at June 30, 2008.

With the housing and secondary mortgage markets continuing to deteriorate and showing no signs of stabilizing in the near future, we continue to aggressively monitor our real estate loan portfolio, including our residential and condominium conversion construction and land development loan portfolio.  Within our residential and condominium conversion construction and land development loan portfolio, at June 30, 2008, approximately 58.3%, 23.9% and 5.3% were located in California, New York and Florida, respectively.  At June 30, 2008, we had $74.9 million of non-performing loans within our residential and condominium conversion construction and land development loan portfolio, consisting of ten lending relationships.  Of these non-performing construction loans, five relationships, with an aggregate balance of $57.2 million, were located in California (Huntington Beach, Cathedral City, Indio, Corona and Palmdale).

The allowance for loan losses as a percentage of our total loans was 1.73% at June 30, 2008 compared to 1.51% at December 31, 2007.  We believe that these reserves levels were adequate to support known and inherent losses in our loan portfolio and for specific reserves as of June 30, 2008 and December 31, 2007, respectively.  The allowance for loan losses is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans and other loans of concern, as well as specific reserves and charge-off activity.  Other loans of concern increased from $27.4 million at December 31, 2007 to $144.4 million at June 30, 2008, as compared to $115.7 million at March 31, 2008.  The increase during the current year was primarily caused by the addition of $55.9 million of single-family and condominium conversion construction and land development loans, $15.7 million of commercial and retail construction projects, and $52.4 million of commercial and multi-family real estate loans.

During the quarters ended June 30, 2008 and 2007, we had net loan charge-offs of $3.4 million and $4.7 million, respectively.  The charge-offs taken during the current period were previously specifically reserved for under our allowance for loan loss methodology discussed above.  See also – “Financial Condition – Credit Risk”.

Non-Interest Income

Non-interest income decreased to ($1.1 million) for the quarter ended June 30, 2008 as compared to $843,000 for the same period last year.  The decline in non-interest income primarily related to a $1.1 million loss provision recorded during the current period for unfunded commitments, as well as a loss on sale of loans recognized in connection with the sale of approximately $53.2 million of multi-family loans in June 2008.  Non-interest income typically consists of fees and other miscellaneous income earned on customer accounts.

Non-Interest Expense

Non-interest expense totaled $13.5 million for the current quarter, compared to $12.1 million for the same period last year.  The increase in non-interest expense primarily related to a decline in the deferral of general and administrative costs incurred related to the origination of loans.  As the volume of our loan production decreased during the current quarter as compared to the same period last year, the deferrable portion of these loan costs has also declined.  Further contributing to the increase was a $605,000 increase in expenses associated with real estate owned and other foreclosed assets.  This increase primarily related to a $478,000 provision recorded during the quarter in connection with a decline in the estimated fair value of these properties.  Our efficiency ratio (defined as general and administrative expenses as a percentage of net revenue) was 53.7% for the quarter ended June 30, 2008, as compared to 52.5% for the same period last year.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Executive Summary

Consolidated net income and diluted EPS were $3.0 million and $0.56, respectively, for the six months ended June 30, 2008, compared to $12.8 million and $2.26 for the same period last year.  The decline in net income was primarily caused by a $9.3 million increase in provision for loan losses recorded during the current period.

Net interest income before provision for loan losses decreased 2.1% to $44.9 million for the six months ended June 30, 2008, compared to $45.8 million for the same period last year.  The decrease was primarily due to the decline in the yield earned on our loan portfolio, as higher yielding loans have paid-off and were replaced by loan production that was originated at lower spreads over our cost of funds due to competitive pricing pressures, as well as our adjustable rate loan portfolio repricing to lower current market interest rates.  This decline was partially offset by a decrease in our average cost of funds, as deposits have repriced to current market interest rates, as well as an increase in interest earned on our investment securities held-to-maturity, which, as discussed within the comparison of the three months ended June 30, 2008 and 2007, primarily related to the purchase of approximately $784.6 million of AAA rated corporate sponsored CMOs.  During the six months ended June 30, 2008 and 2007, the average balance of our investment securities held-to-maturity was $363.3 million and $185.8 million, respectively.

The provision for loan losses was $10.5 million and $1.3 million, respectively, for the six months ended June 30, 2008 and 2007.  As discussed in detail above, the increase in provision for loan losses during the current six month period was primarily due to the increase in our non-performing loans.

The return on average assets was 0.17% for the six months ended June 30, 2008, compared to 0.75% for the same period last year.  The return on average shareholders’ equity was 2.69% for the six months ended June 30, 2008, compared to 11.44% for the same period last year.

Loan originations were $175.5 million for the six months ended June 30, 2008, compared to $677.1 million for the same period last year.  During the current six month period, we originated $74.4 million of commercial real estate loans, $65.1 million of small balance multi-family real estate loans, and $34.9 million of entertainment finance loans.  Loan originations for the same period last year consisted of $428.9 million of commercial real estate loans, $191.0 million of small balance multi-family real estate loans, and $57.2 million of entertainment finance loans.  As discussed above, loan originations during the current period were impacted by a decline in customer demand as a result of uncertainty regarding current real estate market conditions.  In addition, our wholesale loan operations acquired $47.3 million of commercial and multi-family real estate loans during the six months ended June 30, 2007.  We did not have any wholesale loan purchases during the current six month period.

Net Interest Income and Margin

The following table presents for the six months ended June 30, 2008 and 2007, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.  Average balances are computed using daily average balances.  Nonaccrual loans are included in loans receivable.

	For the Six Months Ended June 30,
	2008			2007
	Average Balance	Income/Expense	Yield/Rate	Average Balance	Income/Expense	Yield/Rate
	(dollars in thousands)
Assets
Cash and investment securities	$539,974	$17,695	6.59%	$369,433	$9,088	4.96%
Loans receivable	3,113,515	104,756	6.77%	3,042,421	117,227	7.77%
Total interest earning assets	3,653,489	$122,451	6.74%	3,411,854	$126,315	7.47%
Non-interest earning assets	81,173			77,969
Allowance for loan losses	(48,133)			(46,396)
Total assets	$3,686,529			$3,443,427

Liabilities and Shareholders’ Equity
Interest bearing deposit accounts:
Interest bearing demand	$30,649	$490	3.22%	$24,825	$434	3.53%
Money market and passbook	261,029	4,890	3.77%	226,647	5,589	4.97%
Time certificates	1,892,616	44,005	4.68%	1,832,487	48,050	5.29%
Total interest bearing deposit accounts	2,184,294	49,385	4.55%	2,083,959	54,073	5.23%
FHLB advances and other borrowings	1,141,113	24,412	4.30%	1,000,576	22,270	4.49%
Junior subordinated debentures	86,600	3,803	8.83%	86,600	4,166	9.70%
Total interest bearing liabilities	3,412,007	$77,600	4.57%	3,171,135	$80,509	5.12%
Non-interest bearing demand accounts	9,497			11,007
Other non-interest bearing liabilities	36,818			36,132
Shareholders’ equity	228,207			225,153
Total liabilities and shareholders’ equity	$3,686,529			$3,443,427
Net interest spread (1)			2.17%			2.35%

Net interest income before provision for loan losses		$44,851			$45,806
Net interest margin (2)			2.47%			2.71%

____________
(1)	Average yield on interest earning assets minus average rate paid on interest bearing liabilities.
(2)	Net interest income divided by total average interest earning assets.

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

	For the Six Months Ended June 30, 2008 and 2007
	Increase (Decrease) Due to:
	Rate	Volume	Total
	(in thousands)
Interest and fees earned from:
Cash and investment securities	$3,579	$5,028	$8,607
Loans	(15,204)	2,733	(12,471)

Total (decrease) increase in interest income	(11,625)	7,761	(3,864)

Interest paid on:
Deposit accounts	(7,229)	2,541	(4,688)
FHLB advances and other borrowings	(957)	3,099	2,142
Junior subordinated debentures	(363)	—	(363)

Total (decrease) increase in interest expense	(8,549)	5,640	(2,909)

(Decrease) increase in net interest income	$(3,076)	$2,121	$(955)

Total interest income decreased $3.9 million to $122.5 million for the six months ended June 30, 2008 as compared to $126.3 million for the same period last year. The decrease in interest income was primarily attributable to a 100 basis point decrease in the average yield earned on total loans receivable, partially offset by a $71.1 million increase in the average balance of total loans receivable and a $170.5 million and 163 basis point increase in the average balance and yield earned on cash and investments.

The average balance of cash and investment securities increased to $540.0 million for the six months ended June 30, 2008, as compared to $369.4 million during the same period last year.  This increase was primarily due to an increase in the average balance of our investment securities held-to-maturity, which totaled $363.3 million during the six months ended June 30, 2008, as compared to $185.8 million for the same period last year.  The average yield earned on our cash and investment securities increased to 6.59% during the six months ended June 30, 2008, as compared to 4.96% for the same period last year.  The average yield earned during the six months ended June 30, 2008 on our investment securities held-to-maturity was 6.94%, as compared to 4.21% for the same period last year.  These increases were primarily related to our CMO purchases during the current year, as discussed above.

The average aggregate balance of our loan portfolio was $3.1 billion and $3.0 billion for the six months ended June 30, 2008 and 2007, respectively.  Commercial real estate loans had an average aggregate balance of $609.5 million during the six months ended June 30, 2008 compared to $550.3 million during the same period last year.  Construction and land loans had an average aggregate balance of $428.5 million during the six months ended June 30, 2008 compared to $402.6 million during the same period last year.  Multi-family real estate loans had an average aggregate balance of $2.0 billion during each of the six months ended June 30, 2008 and 2007.  Single-family residential loans had an average aggregate balance of $13.1 million during the six months ended June 30, 2008 compared to $32.8 million during the same period last year.  The average aggregate balance of entertainment finance loans was $68.3 million and $76.3 million during the six months ended June 30, 2008 and 2007, respectively.

The average yield earned on total loans decreased to 6.77% during the six months ended June 30, 2008 as compared to 7.77% during the same period last year.  The decrease in yield was primarily due to higher yielding loans paying off and being replaced by loan production that was originated at lower spreads over our cost of funds due to competitive pricing pressures, as well as our adjustable rate loan portfolio repricing to lower current market interest rates.  To a lesser extent, the average loan yield was also impacted by the increase in non-performing loans, as well as the reversal of all previously accrued but uncollected interest against our current period operating results.

Total interest expense decreased by $2.9 million to $77.6 million for the six months ended June 30, 2008, compared to $80.5 million for the same period last year.  The decrease in interest expense was primarily attributable to a 68 basis points decline in the average rate paid on interest bearing deposits, as deposits repriced to lower current market interest rates.  This decrease was partially offset by increases in the average balances of deposits and FHLB advances and other borrowings of $100.3 million and $140.5 million, respectively.

Our average cost of funds decreased to 4.57% during the six months ended June 30, 2008, compared to 5.12% for the same period last year.  As discussed above, the decrease in the average funding costs was primarily due to deposits repricing to lower current market interest rates.  The average rate paid on deposit accounts was 4.55% during the six months ended June 30, 2008, as compared to 5.23% for the same period last year.  The average balance of deposit accounts increased by $100.3 million to $2.2 billion for the six months ended June 30, 2008 as compared to $2.1 billion for the same period last year.  The average rate paid on FHLB advances and other borrowings was 4.30% during the six months ended June 30, 2008 compared to 4.49% for the same period last year.  This decline was primarily attributable to FHLB advances maturing and being replaced with new advances at lower current market interest rates.  FHLB advances and other borrowings averaged $1.1 billion during the six months ended June 30, 2008, compared to $1.0 billion for the same period last year.

Net interest margin decreased to 2.47% for the six months ended June 30, 2008 as compared to 2.71% for the same period last year.  This decrease was caused by an 18 basis point decline in our net interest spread and a $241.6 million increase in our average interest earning assets.

Provision for Loan Losses

The consolidated provision for loan losses was $10.5 million and $1.3 million for the six months ended June 30, 2008 and 2007, respectively.  The provision for loan losses was recorded based on an analysis of the factors referred to above in the discussion regarding the three months ended June 30, 2008 and 2007.  During the six months ended June 30, 2008 and 2007, we had net loan charge-offs of $7.1 million and $4.3 million, respectively. See management’s discussion of the provision for loan losses for the three months ended June 30, 2008 and 2007 for additional discussion regarding the provision for loan losses incurred during the current period and the corresponding methodology.

Non-Interest Income

Non-interest income decreased to ($881,000) during the six months ended June 30, 2008 as compared to $1.6 million for the same period last year.  As discussed above, the decline in non-interest income primarily related to a loss provision recorded during the current period for unfunded commitments, as well as a loss on sale of loans recognized in connection with the sale of approximately $53.2 million of multi-family loans in June 2008.

Non-Interest Expense

Non-interest expense totaled $28.4 million for the six months ended June 30, 2008, compared to $24.7 million for the same period last year.  The increase in non-interest expense primarily related to a decline in the deferral of general and administrative costs incurred related to the origination of loans.  As the volume of our loan production decreased during the current six month period as compared to the same period last year, the deferrable portion of these loan costs has also declined.  Further contributing to the increase was a $1.9 million increase in expenses associated with real estate owned and other foreclosed assets.  This increase primarily related to a $1.1 million provision recorded during the year in connection with a decline in the estimated fair value of these properties, as well as $463,000 of losses recorded on the sale of other real estate owned.  Our efficiency ratio was 59.5% for the six months ended June 30, 2008, as compared to 51.4% for the same period last year.

FINANCIAL CONDITION

Total assets increased $549.0 million to $4.1 billion at June 30, 2008 as compared to $3.6 billion at December 31, 2007.  The increase in total assets was primarily due to a $755.4 million increase in our investment securities held-to-maturity, resulting from the CMOs purchased during the current year, as discussed above, partially offset by a $207.4 million decrease in our loan portfolio.  At June 30, 2008, gross loans totaled $3.0 billion, including approximately $2.4 billion of real estate loans, $460.0 million of construction and land development loans, $69.0 million of entertainment finance loans, and $10.5 million of other loans.

Deposits and FHLB advances and other borrowings increased by $310.7 million and $239.5 million, respectively, during the six months ended June 30, 2008.  Total deposit accounts increased to $2.5 billion at June 30, 2008, compared to $2.2 billion at December 31, 2007.  The increase in deposits included a $245.9 million increase in time deposits, as well as a $64.8 million increase in savings and checking account balances. Management believes that a significant portion of time deposits will remain with us upon maturity based on our historical experience regarding retention of deposits. FHLB advances and other borrowings increased to $1.3 billion as of June 30, 2008 compared to $1.0 billion at December 31, 2007.  The increase in FHLB advances were primarily utilized to match fund the CMO acquisitions during the year.

CREDIT RISK

Non-performing Assets, Other Loans of Concern and Allowance for Loan Losses

The following table sets forth our non-performing assets by category and troubled debt restructurings as of the dates indicated.

	June 30, 2008	December 31, 2007
	(dollars in thousands)
Nonaccrual loans:
Real estate	$38,092	$29,145
Construction and land	78,655	8,804
Entertainment finance	12	13
Total nonaccrual loans	116,759	37,962
Other real estate and other assets owned, net	20,912	19,396
Total non-performing assets	137,671	57,358
Performing troubled debt restructurings	8,077	7,802
Total non-performing assets and performing troubled debt restructurings	$145,748	$65,160

Nonaccrual loans to total loans	3.94%	1.20%
Allowance for loan losses to nonaccrual loans	43.82%	125.87%
Non-performing assets to total assets	3.36%	1.62%

Non-performing assets were $137.7 million and $57.4 million, representing 3.36% and 1.62% of total assets as of June 30, 2008 and December 31, 2007, respectively.  At June 30, 2008, non-performing loans consisted of $78.7 million construction and land loans, $15.5 million of commercial real estate loans, $22.6 million of multi-family real estate loans, and $12,000 of entertainment finance loans.  The increase in non-performing assets during the six months ended June 30, 2008 consisted of the addition of $107.6 million of non-performing loans, partially offset by paydowns received of $10.6 million, charge-offs of $7.7 million and loan upgrades from non-performing to performing status of $1.5 million.  As of June 30, 2008, as compared to December 31, 2007, the net increase in non-performing loans primarily consisted of $48.4 million of residential and condominium construction real estate loans, representing six lending relationships, $23.0 million of residential land development loans and $20.1 million of multi-family and commercial real estate loans.  The allowance for loan loss coverage ratio (defined as the allowance for loan losses divided by non-accrual loans) was 43.8% at June 30, 2008 as compared to 125.9% at December 31, 2007.  In addition, our other real estate and other assets owned increased to $20.9 million at June 30, 2008, as compared to $19.4 million at December 31, 2007.  During the six months ended June 30, 2008, we foreclosed on eleven properties representing $9.1 million, sold nine properties representing $6.4 million and recorded an aggregate charge-off of $1.1 million on five different properties.

The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

	For the Six Months Ended June 30, 2008	For the Year Ended December 31, 2007	For the Six Months Ended June 30, 2007
	(dollars in thousands)

Balance at beginning of period	$47,783	$46,049	$46,049
Provision for loan losses	10,500	11,077	1,250
Charge-offs	(7,737)	(10,873)	(4,848)
Recoveries	613	1,530	549
Net charge-offs	(7,124)	(9,343)	(4,299)

Balance at end of period	$51,159	$47,783	$43,000

Allowance for loan losses as a percentage of loans, net	1.73%	1.51%	1.38%

Liquidity

Liquidity refers to our ability to maintain cash flows adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans.  We maintain a cash and investment securities portfolio designed to satisfy operating liquidity requirements while preserving capital and maximizing yield.  As of June 30, 2008, we held $4.9 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $106.4 million of investment securities classified as available-for-sale.

Short-term fixed income investments classified as cash equivalents consisted of interest bearing deposits at financial institutions, overnight repurchase agreement investments, government money market funds and short-term government agency securities, while investment securities available-for-sale consisted primarily of fixed income instruments, which were rated “AAA”, or equivalent by nationally recognized rating agencies.  In addition, our liquidity position is supported by credit facilities with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco.  As of June 30, 2008, we had remaining available borrowing capacity under the Federal Home Loan Bank of San Francisco credit facility of $288.1 million, net of the $9.8 million of additional Federal Home Loan Bank stock that we would be required to purchase to support those additional borrowings.  As of June 30, 2008, we had an available borrowing capacity under the Federal Reserve Bank of San Francisco credit facility of $166.1 million.  We also had available $98.0 million of uncommitted, unsecured lines of credit with four unaffiliated financial institutions.

Capital Resources

The Company, the Bank’s holding company, had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at June 30, 2008 of 7.79%, 9.93% and 11.49%, respectively, which represents $107.3 million, $118.6 million and $44.9 million, respectively, of capital in excess of the amount required to be “well capitalized”.  These ratios were 8.44%, 9.73% and 11.29% as of December 31, 2007, respectively.

The Bank had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at June 30, 2008 of 7.68%, 9.79% and 11.05%, respectively, which represents $102.6 million, $113.7 million and $31.4 million, respectively, of capital in excess of the amount required to be “well capitalized” for regulatory purposes. These ratios were 8.31%, 9.60% and 10.85% as of December 31, 2007, respectively.

At June 30, 2008, shareholders' equity totaled $225.9 million, or 5.5% of total assets.  Our book value per share of common stock was $44.88 as of June 30, 2008, as compared to $44.22 as of December 31, 2007, and $43.75 as of June 30, 2007.

On March 19, 2008, we announced that our Board of Directors determined that, following the payment of our cash dividend for that quarter, our regular quarterly cash dividend would be suspended for the remainder of 2008.  This decision was made in order to preserve our capital during the extraordinarily difficult current operating environment.  The Board plans to reassess the dividend when economic conditions and capital markets normalize.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in our annual report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of June 30, 2008 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:  During the quarter ended June 30, 2008, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to general economic risks that could adversely impact our results of operations and financial condition.

•	Changes in economic conditions, particularly a further economic slowdown in California, could hurt our business.

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  In 2007, the housing and real estate sectors experienced an economic slowdown that has continued into 2008.  Further deterioration in economic conditions, particularly within the State of California, could result in the following consequences, among others, any of which could hurt our business materially:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for our products and services may decline; and

•	collateral for our loans may decline in value, in turn reducing a customer’s borrowing power and reducing the value of assets and collateral securing our loans.

•	Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with substantially increased oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued in 2008.  Many lending institutions, including us, have experienced declines in the performance of their loans, including construction and land loans, and commercial and multi-family real estate loans.  Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations.  In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations.  Negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate loans, and adversely impact our results of operations and financial condition.

•	We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise additional capital to support the growth of our business or to finance acquisitions, if any, or we elect to raise additional capital for other reasons.  In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors.  Should we be required by regulatory authorities or otherwise elect to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or securities convertible into our common stock, which could dilute your ownership interest in the Company.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed or on terms acceptable to us, it may have a material adverse effect on our financial condition, results of operations and prospects.

Other than the additional risk factors set forth above, there have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our common stock for the fiscal quarter ended June 30, 2008.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2008 to April 30, 2008	2,922	$17.68	—	110,486
May 1, 2008 to May 31, 2008	58,986	10.57	—	110,486
June 1, 2008 to June 30, 2008	9,100	10.43	—	110,486
Total	71,008	$10.84	—	110,486
____________

(1) Shares purchased during the quarter ended June 30, 2008, represent open market purchases by the Company’s rabbi trust in connection with our Supplemental Executive Retirement Plan and our Nonqualified Deferred Compensation Plan.

(2) There were no repurchases under the twelfth extension of our stock repurchase program during the three months ended June 30, 2008.  The twelfth extension was announced on March 14, 2006, and authorized the repurchase of an additional 5% of the outstanding shares as of the authorization date.  At June 30, 2008, a total of 110,486 shares remained available for repurchase under this extension.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL CAPITAL BANCORP, INC.

Date: July 30, 2008	/s/ George W. Haligowski
George W. Haligowski
Chairman of the Board, President and
Chief Executive Officer

Date: July 30, 2008	/s/ Timothy M. Doyle
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