Form 10-Q
period 2008-09-30
IMPERIAL CAPITAL BANCORP, INC.
filed 2008-11-10
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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
Number of shares of common stock of the registrant: 5,428,760 outstanding as of November 4, 2008.

IMPERIAL CAPITAL BANCORP, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

Forward Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, changes in economic conditions in our market areas, changes in policies by regulatory agencies and other governmental initiatives affecting the financial services industry, the impact of our competitors’ loan and other products, loan demand risks, the quality or composition of our loan or investment portfolios, increased costs from pursuing the national expansion of our lending platform and operational challenges inherent in implementing this expansion strategy, fluctuations in interest rates, and changes in the relative differences between short- and long-term interest rates, conditions in the commercial and residential real estate markets, levels of non-performing assets and other loans of concern, and operating results, capital and credit market conditions, the economic impact of any terrorist actions and other risks detailed from time to time in our filings with the Securities and Exchange Commission. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2008 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s operating and stock price performance.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Imperial Capital Bancorp, Inc. and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	December 31,
	(unaudited)	2007
	(in thousands, except share data)
Assets
Cash and cash equivalents	$67,757	$8,944
Investment securities available-for-sale, at fair value	97,126	117,924
Investment securities held-to-maturity, at amortized cost	957,891	159,023
Stock in Federal Home Loan Bank	62,894	53,497
Loans, net (net of allowance for loan losses of $51,817 and $47,783 as of September 30, 2008 and December 31, 2007, respectively)	2,825,519	3,125,072
Interest receivable	21,699	20,841
Other real estate and other assets owned, net	27,207	19,396
Premises and equipment, net	8,035	8,550
Deferred income taxes	14,187	12,148
Other assets	23,143	25,824
Total assets	$4,105,458	$3,551,219

Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$2,571,813	$2,181,858
Federal Home Loan Bank advances and other borrowings	1,183,903	1,021,235
Accounts payable and other liabilities	37,630	33,959
Junior subordinated debentures	86,600	86,600
Total liabilities	3,879,946	3,323,652

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 9,146,256 and 9,142,256 issued as of September 30, 2008 and December 31, 2007, respectively	85,283	85,009
Retained earnings	258,659	255,947
Accumulated other comprehensive (loss) income, net	(2,792)	267
	341,150	341,223
Less treasury stock, at cost 4,126,068 and 3,995,634 shares as of September 30, 2008 and December 31, 2007, respectively	(115,638)	(113,656)

Total shareholders' equity	225,512	227,567

Total liabilities and shareholders' equity	$4,105,458	$3,551,219

See accompanying notes to the unaudited consolidated financial statements.

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2008	2007	2008	2007
	(in thousands, except per share data)
Interest income:
Loans, including fees	$46,686	$58,450	$151,442	$175,677
Cash and investment securities	22,723	4,249	40,418	13,337

Total interest income	69,409	62,699	191,860	189,014

Interest expense:
Deposit accounts	24,984	28,479	74,369	82,552
Federal Home Loan Bank advances and other borrowings	13,775	11,440	38,187	33,710
Junior subordinated debentures	1,753	2,102	5,556	6,268

Total interest expense	40,512	42,021	118,112	122,530

Net interest income before provision for loan losses	28,897	20,678	73,748	66,484

Provision for loan losses	10,125	5,266	20,625	6,516

Net interest income after provision for loan losses	18,772	15,412	53,123	59,968

Non-interest (loss) income:
Late and collection fees	225	309	640	848
(Loss) gain on sale of loans, net	(3)	22	(482)	22
Other	(4,644)	618	(5,461)	1,638

Total non-interest (loss) income	(4,422)	949	(5,303)	2,508

Non-interest expense:
Compensation and benefits	5,988	5,967	18,547	17,205
Occupancy and equipment	1,885	1,987	5,741	5,928
Other	4,973	5,301	14,738	14,446

Total general and administrative	12,846	13,255	39,026	37,579

Real estate and other assets owned expense, net	436	268	1,123	626
Provision for losses on real estate and other assets owned	185	—	1,290	—
Loss (gain) on sale of real estate and other assets owned, net	—	(69)	463	(69)

Total real estate and other assets owned expense, net	621	199	2,876	557

Total non-interest expense	13,467	13,454	41,902	38,136

Income before provision for income taxes	883	2,907	5,918	24,340
Provision for income taxes	350	1,193	2,338	9,851

NET INCOME	$533	$1,714	$3,580	$14,489

Basic earnings per share	$0.10	$0.31	$0.66	$2.64

Diluted earnings per share	$0.10	$0.31	$0.66	$2.58

Dividends declared per share of common stock	$—	$0.16	$0.16	$0.48

See accompanying notes to the unaudited consolidated financial statements.

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$3,580	$14,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,144	1,823
(Accretion) amortization of discounts and premiums on loans and investment securities	(6,056)	3,986
Accretion of deferred loan origination fees, net of costs	(1,236)	(1,967)
Provision for loan losses	20,625	6,516
Provision for losses on other real estate owned	1,290	—
Impairment of investment securities available-for-sale	4,590	—
Other, net	(1,565)	71
Increase in interest receivable	(858)	(450)
Decrease (increase) in other assets	2,681	(1,286)
Increase (decrease) in accounts payable and other liabilities	3,671	(3,804)

Net cash provided by operating activities	28,866	19,378

Cash Flows From Investing Activities:
Purchases of investment securities available-for-sale	(10,198)	(77,195)
Proceeds from maturity and calls of investment securities available-for-sale	22,241	62,006
Purchases of investment securities held-to-maturity	(861,633)	—
Proceeds from the maturity and redemption of investment securities held-to-maturity	70,626	28,441
Purchase of stock in Federal Home Loan Bank	(6,764)	—
Purchase of loans	(5,892)	(47,343)
Proceeds from sale of loans	53,645	—
Other decreases (increases) in loans, net	213,529	(136,474)
Proceeds from sale of other real estate owned	6,135	—
Cash paid for capital expenditures	(1,809)	(2,555)
Proceeds from sale of equipment	183	—

Net cash used in investing activities	(519,937)	(173,120)

Cash Flows From Financing Activities:
Proceeds and excess tax benefits from exercise of employee stock options	71	2,488
Cash paid to acquire treasury stock	(1,982)	(9,018)
Cash paid for dividends	(828)	(2,513)
Increase in deposit accounts	389,955	124,992
(Repayments) proceeds from short-term borrowings, net	(100,000)	46,502
Proceeds from long-term borrowings	470,000	142,000
Repayments of long-term borrowings	(207,332)	(169,055)

Net cash provided by financing activities	549,884	135,396

Net increase (decrease) in cash and cash equivalents	58,813	(18,346)
Cash and cash equivalents at beginning of period	8,944	30,448

Cash and cash equivalents at end of period	$67,757	$12,102

Supplemental Cash Flow Information:
Cash paid during the period for interest	$112,301	$124,536
Cash paid during the period for income taxes	$1,001	$11,702
Non-Cash Investing and Financing Transactions:
Loans transferred to other real estate owned	$15,699	$14,330
Cash dividends declared but not yet paid	$—	$829

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

All intercompany transactions and balances have been eliminated.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain amounts in prior periods have been reclassified to conform to the presentation in the current periods.  The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations for the remainder of the year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007.

NOTE 2 – ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, which requires the recognition of the expense related to the fair value of stock-based compensation awards within the consolidated statement of income.  Stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007 includes compensation expense for stock-based compensation awards for which the requisite service was performed during the period.

Total stock-based compensation expense included in our consolidated statements of income for the three and nine months ended September 30, 2008 was approximately $74,000 ($64,000, net of tax, or $0.01 per diluted share) and $241,000 ($210,000, net of tax, or $0.04 per diluted share), respectively.  For the three and nine months ended September 30, 2007, these amounts were $68,000 ($41,000, net of tax, or $0.01 per diluted share) and $126,000 ($76,000, net of tax, or $0.01 per diluted share), respectively.  Unrecognized stock-based compensation expense related to stock options was approximately $501,000 and $879,000, respectively, at September 30, 2008 and 2007.  The weighted-average period over which the unrecognized expense was expected to be recognized was 1.7 years and 2.7 years at September 30, 2008 and 2007, respectively.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model.  No options were granted during the nine months ended September 30, 2008.  The weighted-average assumptions for option grants during the nine months ended September 30, 2007 were:

Weighted-Average Assumptions for Option Grants 2007

Dividend Yield	1.87%
Expected Volatility	24.31%
Risk-Free Interest Rates	4.67%
Expected Lives	Five Years
Weighted-Average Fair Value	$9.12

NOTE 3 – EARNINGS PER SHARE

Basic Earnings Per Share (“Basic EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period.  Diluted Earnings Per Share (“Diluted EPS”) reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which shared in the Company’s earnings.  Stock options outstanding as of September 30, 2008 and 2007 were 535,649 and 574,400, respectively.  For the three and nine months ended September 30, 2008, 535,649 and 506,949, respectively, of these options outstanding were excluded from the diluted EPS computation as their effect was anti-dilutive, compared to 294,250 and 95,500, respectively, for the same periods last year.

The following is a reconciliation of the calculation of Basic EPS and Diluted EPS:

	Net Income	Weighted- Average Shares Outstanding	Per Share Amount
	(in thousands, except per share data)
For the Three Months Ended September 30,
2008
Basic EPS	$533	5,429	$0.10
Effect of dilutive stock options	—	—	(0.00)
Diluted EPS	$533	5,429	$0.10

2007
Basic EPS	$1,714	5,453	$0.31
Effect of dilutive stock options	—	75	(0.00)
Diluted EPS	$1,714	5,528	$0.31

For the Nine Months Ended September 30,
2008
Basic EPS	$3,580	5,428	$0.66
Effect of dilutive stock options	—	8	(0.00)
Diluted EPS	$3,580	5,436	$0.66

2007
Basic EPS	$14,489	5,490	$2.64
Effect of dilutive stock options	—	117	(0.06)
Diluted EPS	$14,489	5,607	$2.58

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive (loss) income, which encompasses net income, the net change in unrealized gains (losses) on investment securities available-for-sale and the reclassification of net (gains) losses included in earnings, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)

Net Income	$533	$1,714	$3,580	$14,489
Other comprehensive loss:
Change in net unrealized gains (losses) on investment securities available-for-sale, net of tax benefit (expense) of $642 and $(575) for the three months ended September 30, 2008 and 2007, respectively, and $1,999 and $(262) for the nine months ended September 30, 2008 and 2007, respectively.	(963)	862	(2,999)	393
Reclassification for net losses (gains) included in earnings, net of tax (benefit) expense of $(85) and $40 for the three and nine months ended September 30, 2008, respectively.	127	—	(60)	—

Comprehensive (Loss) Income	$(303)	$2,576	$521	$14,882

NOTE 5 – IMPAIRED LOANS RECEIVABLE

As of September 30, 2008 and December 31, 2007, the recorded investment in impaired loans was $184.3 million and $47.0 million, respectively.  The average recorded investment in impaired loans was $149.0 million and $108.3 million, respectively, for the three and nine months ended September 30, 2008, and $46.4 million and $42.1 million, respectively, for the same periods last year. Interest income recognized on impaired loans totaled $140,000 and $500,000 respectively, for the three and nine months ended September 30, 2008, as compared to $212,000 and $618,000, respectively, for the same periods last year.

NOTE 6 – FAIR VALUE

The Company adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial instruments.  Although the adoption of SFAS No. 157 did not materially impact its financial condition or results of operations, the Company is now required to provide additional disclosures as part of its financial statements.  In accordance with FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157," the Company has delayed the application of SFAS No. 157 for non-financial assets and non-financial liabilities, until January 1, 2009.

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

Investment securities available-for-sale are reported at fair value utilizing Level 1 inputs with respect to valuing equity securities with quoted prices on an active market, Level 2 inputs for investment and debt securities, and Level 3 inputs related to the valuation of the Company’s residual interest in securitized loans.  The valuation for investment and debt securities utilizing Level 2 inputs were primarily determined by an independent pricing service using matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at September 30, 2008, were as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2008
	(dollars in thousands)
Assets
Investment securities—available-for-sale	$140	$96,232	$754	$97,126

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Balance at December 31, 2007	Total Realized and Unrealized Gains Included in Income	Total Realized and Unrealized Gains	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance at September 30, 2008
		Net Revaluation of Retained Interests
	(dollars in thousands)
Assets
Investment securities—available-for-sale	$1,318	$—	$—	$(564)	$—	$754

The Company’s assets measured at fair value on a non-recurring basis subject to the disclosure requirements of SFAS No. 157 at September 30, 2008, were as follows:

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at September 30, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2008
	(dollars in thousands)
Assets
Impaired Loans	$—	$—	$159,134	$159,134

Impaired loans, which are measured for impairment using the fair value of the collateral, for collateral dependent loans, had a carrying amount $184.3 million, with a valuation allowance of $25.2 million.

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

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial condition or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). The hierarchical guidance provided by SFAS No. 162 did not have a significant impact on the Company’s financial condition or results of operation.

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

	Lending
	Operations	All Other	Consolidated
	(in thousands)
For the three months ended September 30,
2008
Revenues from external customers	$65,406	$(419)	$64,987
Total interest income	69,357	52	69,409
Total interest expense	38,759	1,753	40,512
Net income (loss)	2,369	(1,836)	533

2007
Revenues from external customers	$63,404	$244	$63,648
Total interest income	62,636	63	62,699
Total interest expense	39,919	2,102	42,021
Net income (loss)	3,349	(1,635)	1,714

For the nine months ended September 30,
2008
Revenues from external customers	$187,409	$(852)	$186,557
Total interest income	191,697	163	191,860
Total interest expense	112,556	5,556	118,112
Net income (loss)	9,122	(5,542)	3,580

2007
Revenues from external customers	$190,362	$1,160	$191,522
Total interest income	188,242	772	189,014
Total interest expense	116,262	6,268	122,530
Net income (loss)	19,396	(4,907)	14,489

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to identify the major factors that affected our financial condition and results of operations as of and for the three and nine months ended September 30, 2008.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Executive Summary

Consolidated net income and diluted EPS were $533,000 and $0.10, respectively, for the three months ended September 30, 2008, compared to $1.7 million and $0.31 for the same period last year.  The decline in net income during the current period was primarily caused by a $4.9 million increase in provision for loan losses recorded and a $5.4 million decrease in non-interest income, partially offset by an $8.2 million increase in net interest income before provision for loan losses.  The decrease in non-interest income was primarily caused by a $4.6 million other than temporary impairment recorded during the current quarter on our investment in Federal National Mortgage Association (“FNMA”) preferred stock.  See “—Non-Interest Income (Loss).”

Net interest income before provision for loan losses increased 39.7% to $28.9 million for the quarter ended September 30, 2008, compared to $20.7 million for the same period last year.  The increase was primarily due to an increase in interest earned on our investment securities held-to-maturity, as we have significantly increased this portfolio, as well as a decline in our average cost of funds, as deposits have repriced to current market interest rates.  Since September 17, 2007 through September 30, 2008, the Federal Reserve Board has lowered the federal funds rate by a combined 325 basis points.  The increase in net interest income was partially offset by a decline in the yield earned on our loan portfolio, as higher yielding loans have paid-off and were replaced by loan production that was originated at lower spreads over our cost of funds due to competitive pricing pressures, as well as our adjustable rate loan portfolio repricing to lower current market interest rates and a $173.6 million decline in the average balance of loans outstanding during the period.  During the quarters ended September 30, 2008 and 2007, the average balance of our investment securities held-to-maturity was $955.4 million and $171.5 million, respectively.  At September 30, 2008, our investment securities held-to-maturity totaled $957.9 million as compared to $159.0 million at December 31, 2007.  These increases were primarily related to the purchase of approximately $861.6 million of AAA rated corporate sponsored collateralized mortgage obligations (CMOs) during the current year, which are secured by Alt A first lien residential mortgage loans, predominantly all of which carry fixed interest rates.  For further discussion regarding these CMO acquisitions refer to management’s discussion below regarding net interest income and margin for the three months ended September 30, 2008 and 2007.

The provision for loan losses was $10.1 million and $5.3 million, respectively, for the quarters ended September 30, 2008 and 2007.  The increase in the provision for loan losses recorded during the current quarter was primarily due to the increase in our non-performing loans.  Non-performing loans as of September 30, 2008 were $176.3 million, compared to $116.8 million and $38.0 million at June 30, 2008 and December 31, 2007, respectively.  The increase in non-performing loans during the year was primarily related to non-performing construction and land loans, which increased from $8.8 million at December 31, 2007 to $129.2 million at September 30, 2008.  Our construction and land loan portfolio at September 30, 2008 totaled $456.5 million, of which $294.6 million (representing 10.2% of our total loan portfolio) were residential and condominium conversion construction and land loans.

The return on average assets was 0.05% for the three months ended September 30, 2008, compared to 0.19% for the same period last year.  The return on average shareholders’ equity was 0.94% for the three months ended September 30, 2008, compared to 2.97% for the same period last year.

Loan originations were $102.5 million for the quarter ended September 30, 2008, compared to $340.1 million for the same period last year.  During the current quarter, we originated $45.3 million of commercial real estate loans, $22.0 million of small balance multi-family real estate loans, and $35.2 million of entertainment finance loans.  Loan originations for the same period last year consisted of $215.1 million of commercial real estate loans, $90.2 million of small balance multi-family real estate loans, and $34.8 million of entertainment finance loans.  Loan originations during the current period were impacted by a decline in customer demand as a result of uncertainty regarding current real estate market conditions.

Net Interest Income and Margin

The following table presents for the three months ended September 30, 2008 and 2007, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.  Average balances are computed using daily average balances.  Nonaccrual loans are included in loans receivable.

	For the Three Months Ended September 30,
	2008			2007
	Average Balance	Income/Expense	Yield/Rate	Average Balance	Income/Expense	Yield/Rate
	(dollars in thousands)
Assets
Cash and investment securities	$1,135,036	$22,723	7.96%	$349,765	$4,249	4.82%
Loans receivable	2,941,143	46,686	6.31%	3,114,776	58,450	7.44%
Total interest earning assets	4,076,179	$69,409	6.77%	3,464,541	$62,699	7.18%
Non-interest earning assets	82,437			75,030
Allowance for loan losses	(53,841)			(43,302)
Total assets	$4,104,775			$3,496,269

Liabilities and Shareholders’ Equity
Interest bearing deposit accounts:
Interest bearing demand	$37,606	$286	3.03%	$25,627	$251	3.89%
Money market and passbook	321,492	2,932	3.63%	248,955	3,152	5.02%
Time certificates	2,125,627	21,766	4.07%	1,879,726	25,076	5.29%
Total interest bearing deposit accounts	2,484,725	24,984	4.00%	2,154,308	28,479	5.24%
FHLB advances and other borrowings	1,253,010	13,775	4.37%	980,776	11,440	4.63%
Junior subordinated debentures	86,600	1,753	8.05%	86,600	2,102	9.63%
Total interest bearing liabilities	3,824,335	$40,512	4.21%	3,221,684	$42,021	5.17%
Non-interest bearing demand accounts	9,008			10,022
Other non-interest bearing liabilities	45,320			35,392
Shareholders’ equity	226,112			229,171
Total liabilities and shareholders’ equity	$4,104,775			$3,496,269
Net interest spread (1)			2.56%			2.01%

Net interest income before provision for loan losses		$28,897			$20,678
Net interest margin (2)			2.82%			2.37%

____________
(1)	Average yield on interest earning assets minus average rate paid on interest bearing liabilities.
(2)	Net interest income divided by total average interest earning assets.

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

	For the Three Months Ended September 30, 2008 and 2007
	Increase (Decrease) Due to:
	Rate	Volume	Total
	(in thousands)
Interest and fees earned from:
Cash and investment securities	$4,155	$14,319	$18,474
Loans	(8,606)	(3,158)	(11,764)

Total (decrease) increase in interest income	(4,451)	11,161	6,710

Interest paid on:
Deposit accounts	(7,402)	3,907	(3,495)
FHLB advances and other borrowings	(673)	3,008	2,335
Junior subordinated debentures	(349)	—	(349)

Total (decrease) increase in interest expense	(8,424)	6,915	(1,509)

Increase in net interest income	$3,973	$4,246	$8,219

Total interest income increased $6.7 million to $69.4 million for the current quarter as compared to $62.7 million for the same period last year. The increase in interest income was primarily attributable to a $785.3 million increase in the average balance on cash and investments, as well as an increase of 314 basis points in the average yield earned on cash and investments.  These increases were partially offset by a 113 basis point decline in the average yield earned on total loans receivable and a $173.6 million decline in the average balance of loans outstanding.

The average balance of cash and investment securities increased to $1.1 billion during the quarter compared to $349.8 million during the same period last year.  This increase was primarily due to an increase in the average balance of our investment securities held-to-maturity, which totaled $955.4 million as of September 30, 2008, as compared to $171.5 million as of September 30, 2007.  These increases were primarily related to the purchase of approximately $861.6 million of AAA rated corporate sponsored CMOs during the current year, which are secured by Alt A first lien residential mortgage loans, predominantly all of which carry fixed interest rates.  These CMOs were acquired at an average cost of 87% of their current par value (actual cost ranged from 68% to 97% of current par value, depending on estimated average lives, credit enhancement through subordination levels, and underlying collateral performance).  These investments were priced to earn a weighted average effective yield of approximately 9.0%, and they carry an average credit enhancement of 8.6% through subordination provided by junior CMO tranches that bear the initial losses on the underlying loans.  The average expected life of these CMOs is approximately five years.  The average yield earned on our cash and investment securities was 7.96% during the three months ended September 30, 2008, as compared to 4.82% during the same period last year.  This increase was also primarily related to the CMO purchases during the current year.  The average yield earned during the current quarter on our investment securities held-to-maturity was 8.42%, as compared to 4.19% during the same period last year.

The average aggregate balance of our loan portfolio was $2.9 billion and $3.1 billion for the quarters ended September 30, 2008 and 2007, respectively.  Commercial real estate loans had an average aggregate balance of $574.1 million during the quarter ended September 30, 2008, compared to $596.8 million during the same period last year.  Construction and land loans had an average aggregate balance of $458.7 million during the quarter ended September 30, 2008, compared to $396.7 million during the same period last year.  Multi-family real estate loans had an average aggregate balance of $1.8 billion during the quarter ended September 30, 2008, compared to $2.0 billion during the same period last year.   Single-family residential loans had an average aggregate balance of $11.5 million during the quarter ended September 30, 2008, compared to $18.5 million during the same period last year.  The average aggregate balance of entertainment finance loans was $63.1 million and $68.4 million during the quarters ended September 30, 2008 and 2007, respectively.

The average yield earned on total loans decreased to 6.31% during the quarter ended September 30, 2008 as compared to 7.44% during the same period last year.  The decrease in yield was primarily due to higher yielding loans paying off and being replaced by loan production that was originated at lower spreads over our cost of funds due to competitive pricing pressures, our adjustable rate loans repricing to lower current market interest rates and a decline in the average balance of loans outstanding during the period.  To a lesser extent, the average loan yield was also impacted by the increase in non-performing loans, as well as the reversal of all previously accrued but uncollected interest on loans placed on non-accrual status during the period against our current period operating results.  A significant portion of our loan portfolio is comprised of adjustable rate loans indexed to either six month LIBOR or the Prime Rate, most with interest rate floors and caps below and above which the loan’s contractual interest rate may not adjust.  Approximately 49.7% of our loan portfolio was adjustable at September 30, 2008, and approximately 41.8% of the loan portfolio was comprised of hybrid loans, which after an initial fixed rate period of three or five years, will convert to an adjustable interest rate for the remaining term of the loan.  As of September 30, 2008, our hybrid loans had a weighted average of 2.8 years remaining until conversion to an adjustable rate loan and a weighted average interest rate of 6.64%.  Our adjustable rate loans generally reprice on a quarterly or semi-annual basis with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan.  At September 30, 2008, approximately $2.4 billion, or 84.3%, of our adjustable and hybrid loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates.  At September 30, 2008, the weighted average floor interest rate of these loans was 6.88%.  At that date, approximately $723.7 million, or 25.0%, of these loans were at the floor interest rate.  At September 30, 2008, 47.6% of the adjustable rate loans outstanding had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on our adjustable rate loan portfolio was 11.92% at that date.  At September 30, 2008, none of these loans were at their cap rate.

Total interest expense decreased by $1.5 million to $40.5 million during the current quarter, compared to $42.0 million for the same period last year.  The decrease in interest expense was primarily attributable to a decline in average rates paid of 124 basis points and 26 basis points on interest bearing deposits and FHLB advances and other borrowings, respectively, as deposits repriced to lower current market interest rates and FHLB advances matured and were replaced with new advances at lower current market interest rates.  These decreases were partially offset by increases in interest expense related to an increase in the average balances of deposits and FHLB advances and other borrowings of $330.4 million and $272.2 million, respectively.

Our average cost of funds decreased to 4.21% during the three months ended September 30, 2008, compared to 5.17% for the same period last year.  As discussed above, the decrease in the average funding costs was primarily due to deposits repricing and FHLB advances maturing and being replaced with new advances at lower current market interest rates.  The average rate paid on deposit accounts was 4.00% during the three months ended September 30, 2008 as compared to 5.24% for the same period last year.  The average balance of deposit accounts was $2.5 billion for the three months ended September 30, 2008 as compared to $2.2 billion for the same period last year.  The average rate paid on FHLB advances and other borrowings was 4.37% during the three months ended September 30, 2008 compared to 4.63% for the same period last year.  FHLB advances and other borrowings averaged $1.3 billion during the current quarter, compared to $980.8 million for the same period last year.

Net interest margin increased to 2.82% for the three months ended September 30, 2008 as compared to 2.37% for the same period last year.  This increase was caused by a 55 basis point increase in our net interest spread, primarily attributable to our CMO purchases, partially offset by a $611.6 million increase in our average interest earning assets.

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

Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of non-performing assets.  The quantitative factors, included above, are utilized by our management to identify two different risk groups (1) individual loans (loans with specifically identifiable risks); and (2) homogeneous loans (groups of loans with similar characteristics). The allocation for individual loans is based on a specific reserve analysis, which is performed on our impaired loans.

Loans evaluated by our specific reserve analysis are based on estimated cash flows discounted at the loan’s original effective interest rate or, for collateral dependent loans, based on the underlying collateral value.  Homogeneous loans pools are assessed by our risk rating process are assigned a risk-rating grade, as well as a loss ratio.  Risk ratings and loss ratios are determined based on historical loss experience, augmented by the experience of management with similar assets and our independent loan review process.  The loan review process begins at the loan’s origination where we obtain information about the borrower and the real estate collateral, such as personal financial statements, FICO scores, property rent rolls, property operating statements, appraisals, market assessments, and other pertinent data.  Throughout the loan life, we obtain updated information such as rent rolls, property cash flow statements, personal financial statements, and for certain loans, updated property inspection reports.  This information, at the individual borrower and loan level, provides input into our risk profile of our borrowers, and serves as the primary basis for each loan’s risk grade.

Loss ratios and specific reserves for all categories of loans are evaluated on a quarterly basis.  Loss ratios associated with historical loss experience are determined based on a rolling migration analysis of each loan category within our portfolio.  This migration analysis estimates loss factors based on the performance of each loan category over a specified time period.  Historically, this time period has been five years; however, due to the pronounced deterioration of current economic conditions, we have shortened the time frame to 18 months, which we believe more accurately captures the current trends and loss attributes within our loan portfolio.  These loss factors are then adjusted for other identifiable risks specifically related to each loan category or risk grade.  We utilize market and other economic data, which we accumulate on a quarterly basis, to evaluate and identify the economic and real estate related trends within each regional market that we operate.  In addition to the information gathered from this data, we also typically consider other risk factors, such as specific risks within a loan category, peer analysis reports, and any other relevant trends or data, in determining any necessary adjustments to our historical loss factors.  To the extent that known risks or trends exist, the loss ratios are adjusted accordingly, and incorporated into our assessment of the adequacy of our allowance for loan losses.

The qualitative factors, included above, are also utilized to identify other risks inherent in the portfolio and to determine whether the estimated credit losses associated with the current portfolio might differ from historical loss trends or the loss ratios discussed above.  We evaluate each applicable qualitative factor to determine the current condition and trend of each factor.  Based on this evaluation, we adjust the loss ratio for each loan group to reflect the estimated impact of each factor.  Because of the subjective nature of these factors and the judgments required to determine these adjustments, the actual losses incurred can vary significantly from the estimated amounts.

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

The consolidated provision for loan losses was $10.1 million and $5.3 million for the quarters ended September 30, 2008 and 2007, respectively.  The provision for loan losses was recorded based on an analysis of the factors referred to above.  The increase in provision for loan losses during the quarter was primarily due to the increase in our non-performing loans.  Non-performing loans as of September 30, 2008 were $176.3 million, compared to $116.8 million and $38.0 million at June 30, 2008 and December 31, 2007, respectively.  As a percentage of our total loan portfolio, the amount of non-performing loans was 6.13% and 1.20% at September 30, 2008 and December 31, 2007, respectively.  The increase in non-performing loans during the year was primarily related to non-performing construction and land loans, which increased from $8.8 million at December 31, 2007 to $129.2 million at September 30, 2008.

With the housing and secondary mortgage markets continuing to deteriorate and showing no signs of stabilizing in the near future, we continue to aggressively monitor our real estate loan portfolio, including our residential and condominium conversion construction and land loan portfolio.  Within our residential and condominium conversion construction and land loan portfolio, at September 30, 2008, approximately 59.1%, 20.5%, 6.4% and 5.1% were located in California, New York, Arizona and Florida, respectively.  At September 30, 2008, we had $117.8 million of non-performing loans within our residential and condominium conversion construction and land loan portfolio, consisting of 16 lending relationships.  Of these non-performing construction and land loans, ten relationships, with an aggregate balance of $97.3 million, were located in California (Huntington Beach, Cathedral City, Indio, Riverside, Palm Desert, Van Nuys, Tulare and Palmdale).

The allowance for loan losses as a percentage of our total loans was 1.80% at September 30, 2008 compared to 1.51% at December 31, 2007.  We believe that these reserves levels were adequate to support known and inherent losses in our loan portfolio and for specific reserves as of September 30, 2008 and December 31, 2007, respectively.  The allowance for loan losses is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans and other loans of concern, as well as specific reserves and charge-off activity.  Other loans of concern increased from $27.4 million at December 31, 2007 to $136.5 million at September 30, 2008, as compared to $144.4 million at June 30, 2008.  The increase in other loans of concern during the current year was primarily caused by the addition of $30.7 million of residential and condominium construction and land loans, $26.6 million of other construction projects, and $53.7 million of commercial and multi-family real estate loans.  Other loans of concern consist of loans with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the collateral securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the nonaccrual category.

During the quarters ended September 30, 2008 and 2007, we had net loan charge-offs of $9.5 million and $3.6 million, respectively.  The charge-offs taken during the current period were previously specifically reserved for under our allowance for loan loss methodology discussed above.  See also – “Financial Condition – Credit Risk”.

Non-Interest Income (Loss)

Non-interest loss was $4.4 million for the quarter ended September 30, 2008 as compared to non-interest income of $949,000 for the same period last year.  The loss primarily related to a $4.6 million other than temporary impairment recorded during the current quarter on our investment in FNMA preferred stock.  At September 30, 2008, the new cost basis of the preferred stock was approximately $400,000.  The substantial decline in value occurred following the United States Department of Treasury and Federal Housing Finance Agency (FHFA) announcement on September 7, 2008 that FNMA was being placed under conservatorship, that control of its management was being given to its regulator, the FHFA, and that it was prohibited from paying dividends on its common and preferred stock.  There can be no assurance that the remaining value of the FNMA preferred stock will not decline further, or that we will not have to recognize additional impairment charges related to this investment.  Non-interest income typically consists of fees and other miscellaneous income earned on customer accounts.

Non-Interest Expense

Non-interest expense totaled $13.5 million for both the current quarter and the same period last year.  Our efficiency ratio (defined as general and administrative expenses as a percentage of net revenue) was 52.5% for the quarter ended September 30, 2008, as compared to 61.3% for the same period last year.  The improvement in our efficiency ratio was primarily caused by the $8.2 million increase in net interest income, partially offset by a $5.4 million decline in non-interest income.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Executive Summary

Consolidated net income and diluted EPS were $3.6 million and $0.66, respectively, for the nine months ended September 30, 2008, compared to $14.5 million and $2.58 for the same period last year.  The decline in net income was primarily caused by a $14.1 million increase in provision for loan losses recorded during the current period and a $7.8 million decline in non-interest income, partially offset by a $7.3 million increase in net interest income.  The decline in non-interest income was primarily caused by a $4.6 million other than temporary impairment recognized in September 2008 on our investment in FNMA preferred stock. See “—Non-Interest Income (Loss).”

Net interest income before provision for loan losses increased 10.9% to $73.7 million for the nine months ended September 30, 2008, compared to $66.5 million for the same period last year.  The increase was primarily due to an increase in interest earned on our investment securities held-to-maturity which, as discussed within the comparison of the three months ended September 30, 2008 and 2007, primarily related to the purchase of approximately $861.6 million of AAA rated corporate sponsored CMOs.  The increase was also due to a decrease in our average cost of funds, as deposits have repriced to current market interest rates.  During the nine months ended September 30, 2008 and 2007, the average balance of our investment securities held-to-maturity was $562.1 million and $181.0 million, respectively.  This increase was partially offset by the decline in the yield earned on our loan portfolio, as higher yielding loans have paid-off and were replaced by loan production that was originated at lower spreads over our cost of funds due to competitive pricing pressures and adjustable rate loans repricing to lower current market interest rates.

The provision for loan losses was $20.6 million and $6.5 million, respectively, for the nine months ended September 30, 2008 and 2007.  As discussed in detail above, the increase in provision for loan losses during the current nine month period was primarily due to the increase in our non-performing loans.

The return on average assets was 0.12% for the nine months ended September 30, 2008, compared to 0.56% for the same period last year.  The return on average shareholders’ equity was 2.10% for the nine months ended September 30, 2008, compared to 8.55% for the same period last year.

Loan originations were $278.1 million for the nine months ended September 30, 2008, compared to $1.0 billion for the same period last year.  During the current nine month period, we originated $120.8 million of commercial real estate loans, $87.1 million of small balance multi-family real estate loans, and $70.1 million of entertainment finance loans.  Loan originations for the same period last year consisted of $644.0 million of commercial real estate loans, $281.2 million of small balance multi-family real estate loans, and $92.0 million of entertainment finance loans.  As discussed above, loan originations during the current period were impacted by a decline in customer demand as a result of uncertainty regarding current real estate market conditions.  In addition, our wholesale loan operations acquired $47.3 million of commercial and multi-family real estate loans during the nine months ended September 30, 2007.

Net Interest Income and Margin

The following table presents for the nine months ended September 30, 2008 and 2007, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.  Average balances are computed using daily average balances.  Nonaccrual loans are included in loans receivable.

	For the Nine Months Ended September 30,
	2008			2007
	Average Balance	Income/Expense	Yield/Rate	Average Balance	Income/Expense	Yield/Rate
	(dollars in thousands)
Assets
Cash and investment securities	$739,774	$40,418	7.30%	$362,806	$13,337	4.91%
Loans receivable	3,055,638	151,442	6.62%	3,075,913	175,677	7.64%
Total interest earning assets	3,795,412	$191,860	6.75%	3,438,719	$189,014	7.35%
Non-interest earning assets	81,452			67,871
Allowance for loan losses	(50,049)			(45,352)
Total assets	$3,826,815			$3,461,238

Liabilities and Shareholders’ Equity
Interest bearing deposit accounts:
Interest bearing demand	$32,981	$776	3.14%	$25,096	$685	3.65%
Money market and passbook	281,335	7,822	3.71%	234,163	8,741	4.99%
Time certificates	1,970,853	65,771	4.46%	1,848,410	73,126	5.29%
Total interest bearing deposit accounts	2,285,169	74,369	4.35%	2,107,669	82,552	5.24%
FHLB advances and other borrowings	1,178,684	38,187	4.33%	993,903	33,710	4.53%
Junior subordinated debentures	86,600	5,556	8.57%	86,600	6,268	9.68%
Total interest bearing liabilities	3,550,453	$118,112	4.44%	3,188,172	$122,530	5.14%
Non-interest bearing demand accounts	9,332			10,674
Other non-interest bearing liabilities	39,531			35,913
Shareholders’ equity	227,499			226,479
Total liabilities and shareholders’ equity	$3,826,815			$3,461,238
Net interest spread (1)			2.31%			2.21%

Net interest income before provision for loan losses		$73,748			$66,484
Net interest margin (2)			2.60%			2.58%

____________
(1)	Average yield on interest earning assets minus average rate paid on interest bearing liabilities.
(2)	Net interest income divided by total average interest earning assets.

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

	For the Nine Months Ended September 30, 2008 and 2007
	Increase (Decrease) Due to:
	Rate	Volume	Total
	(in thousands)
Interest and fees earned from:
Cash and investment securities	$8,639	$18,442	$27,081
Loans	(23,094)	(1,141)	(24,235)

Total (decrease) increase in interest income	(14,455)	17,301	2,846

Interest paid on:
Deposit accounts	(14,780)	6,597	(8,183)
FHLB advances and other borrowings	(1,546)	6,023	4,477
Junior subordinated debentures	(712)	—	(712)

Total (decrease) increase in interest expense	(17,038)	12,620	(4,418)

Increase in net interest income	$2,583	$4,681	$7,264

Total interest income increased $2.8 million to $191.9 million for the nine months ended September 30, 2008 as compared to $189.0 million for the same period last year. The increase in interest income was primarily attributable to a $377.0 million and 239 basis point increase in the average balance and yield earned on cash and investments, partially offset by a $20.3 million and 102 basis point decrease in the average balance and yield earned on total loans receivable.

The average balance of cash and investment securities increased to $739.8 million for the nine months ended September 30, 2008, as compared to $362.8 million during the same period last year.  This increase was primarily due to an increase in the average balance of our investment securities held-to-maturity, which totaled $562.1 million during the nine months ended September 30, 2008, as compared to $181.0 million for the same period last year.  The average yield earned on our cash and investment securities increased to 7.30% during the nine months ended September 30, 2008, as compared to 4.91% for the same period last year.  The average yield earned during the nine months ended September 30, 2008 on our investment securities held-to-maturity was 7.76%, as compared to 4.20% for the same period last year.  These increases were primarily related to our CMO purchases during the current year, as discussed above.

The average aggregate balance of our loan portfolio was $3.1 billion for both nine month periods ended September 30, 2008 and 2007.  Commercial real estate loans had an average aggregate balance of $597.6 million during the nine months ended September 30, 2008 compared to $565.8 million during the same period last year.  Construction and land loans had an average aggregate balance of $438.7 million during the nine months ended September 30, 2008 compared to $400.6 million during the same period last year.  Multi-family real estate loans had an average aggregate balance of $1.9 billion during the nine months ended September 30, 2008 compared to $2.0 billion during the same period last year.  Single-family residential loans had an average aggregate balance of $12.5 million during the nine months ended September 30, 2008 compared to $28.0 million during the same period last year.  The average aggregate balance of entertainment finance loans was $66.5 million and $72.7 million during the nine months ended September 30, 2008 and 2007, respectively.

The average yield earned on total loans decreased to 6.62% during the nine months ended September 30, 2008 as compared to 7.64% during the same period last year.  The decrease in yield was primarily due to higher yielding loans paying off and being replaced by loan production that was originated at lower spreads over our cost of funds due to competitive pricing pressures, as well as our adjustable rate loan portfolio repricing to lower current market interest rates.  To a lesser extent, the average loan yield was also impacted by the increase in non-performing loans, as well as the reversal of all previously accrued but uncollected interest against our current period operating results.

Total interest expense decreased by $4.4 million to $118.1 million for the nine months ended September 30, 2008, compared to $122.5 million for the same period last year.  The decrease in interest expense was primarily attributable to an 89 basis points decline in the average rate paid on interest bearing deposits, as deposits repriced to lower current market interest rates.  This decrease was partially offset by increases in the average balances of deposits and FHLB advances and other borrowings of $177.5 million and $184.8 million, respectively.

Our average cost of funds decreased to 4.44% during the nine months ended September 30, 2008, compared to 5.14% for the same period last year.  As discussed above, the decrease in the average funding costs was primarily due to deposits repricing to lower current market interest rates.  The average rate paid on deposit accounts was 4.35% during the nine months ended September 30, 2008, as compared to 5.24% for the same period last year.  The average balance of deposit accounts increased by $177.5 million to $2.3 billion for the nine months ended September 30, 2008 as compared to $2.1 billion for the same period last year.  The average rate paid on FHLB advances and other borrowings was 4.33% during the nine months ended September 30, 2008 compared to 4.53% for the same period last year.  This decline was primarily attributable to FHLB advances maturing and being replaced with new advances at lower current market interest rates.  FHLB advances and other borrowings averaged $1.2 billion during the nine months ended September 30, 2008, compared to $993.9 million for the same period last year.

Net interest margin increased to 2.60% for the nine months ended September 30, 2008 as compared to 2.58% for the same period last year.

Provision for Loan Losses

The consolidated provision for loan losses was $20.6 million and $6.5 million for the nine months ended September 30, 2008 and 2007, respectively.  The provision for loan losses was recorded based on an analysis of the factors referred to above in the discussion regarding the three months ended September 30, 2008 and 2007.  During the nine months ended September 30, 2008 and 2007, we had net loan charge-offs of $16.6 million and $7.9 million, respectively. See management’s discussion of the provision for loan losses for the three months ended September 30, 2008 and 2007 for additional discussion regarding the provision for loan losses incurred during the current period and the corresponding methodology.

Non-Interest Income (Loss)

Non-interest loss was $5.3 million for the nine months ended September 30, 2008 as compared to non-interest income of $2.5 million for the same period last year.  As discussed above, the decline in non-interest income primarily related to a $4.6 million other than temporary impairment recognized in September 2008 on our investment in FNMA preferred stock.  Non-interest income was further negatively impacted by a loss provision recorded during the nine months ended September 30, 2008 for unfunded commitments, as well as a loss on sale of loans recognized in connection with the sale of approximately $53.2 million of multi-family loans in June 2008.

Non-Interest Expense

Non-interest expense totaled $41.9 million for the nine months ended September 30, 2008, compared to $38.1 million for the same period last year.  The increase in non-interest expense primarily related to a decline in the deferral of general and administrative costs incurred related to the origination of loans.  As the volume of our loan production decreased during the current nine month period as compared to the same period last year, the deferrable portion of these loan costs has also declined.  Further contributing to the increase was a $2.3 million increase in expenses associated with real estate owned and other foreclosed assets.  This increase primarily related to a $1.3 million provision recorded during the year in connection with a decline in the estimated fair value of these properties, as well as $463,000 of losses recorded on the sale of other real estate owned.  Our efficiency ratio was 57.0% for the nine months ended September 30, 2008, as compared to 54.5% for the same period last year.  The increase in our efficiency ratio was primarily caused by the $1.4 million increase in general and administrative expenses and the $7.8 million decrease in non-interest income, partially offset by the $7.3 million increase in net interest income.

FINANCIAL CONDITION

Total assets increased $554.2 million to $4.1 billion at September 30, 2008 as compared to $3.6 billion at December 31, 2007.  The increase in total assets was primarily due to a $798.9 million increase in our investment securities held-to-maturity, resulting from the CMOs purchased during the current year, as discussed above, partially offset by a $295.5 million decrease in our loan portfolio.  At September 30, 2008, gross loans totaled $2.9 billion, including approximately $2.3 billion of real estate loans, $456.5 million of construction and land loans, $46.0 million of entertainment finance loans, and $10.6 million of other loans.

Deposits and FHLB advances and other borrowings increased by $390.0 million and $162.7 million, respectively, during the nine months ended September 30, 2008.  Total deposit accounts increased to $2.6 billion at September 30, 2008, compared to $2.2 billion at December 31, 2007.  The increase in deposits included a $308.8 million increase in time deposits, as well as an $81.1 million increase in savings and checking accounts.  Brokered deposits represented approximately $746.1 million and $379.4 million of our time deposits as of September 30, 2008 and December 31, 2007, respectively.  Management believes that a significant portion of time deposits will remain with us upon maturity based on our historical experience regarding retention of deposits. FHLB advances and other borrowings increased to $1.2 billion as of September 30, 2008 compared to $1.0 billion at December 31, 2007.  The increase in FHLB advances were primarily utilized to match fund the CMO acquisitions during the year.

CREDIT RISK

Non-performing Assets, Other Loans of Concern and Allowance for Loan Losses

The following table sets forth our non-performing assets by category and troubled debt restructurings as of the dates indicated.

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Nonaccrual loans:
Real estate	$45,845	$29,145
Construction and land	129,178	8,804
Other	1,295	13
Total nonaccrual loans	176,318	37,962
Other real estate and other assets owned, net	27,207	19,396
Total non-performing assets	203,525	57,358
Performing troubled debt restructurings	8,012	7,802
Total non-performing assets and performing troubled debt restructurings	$211,537	$65,160

Nonaccrual loans to total loans	6.13%	1.20%
Allowance for loan losses to nonaccrual loans	29.39%	125.87%
Non-performing assets to total assets	4.96%	1.62%

Non-performing assets were $203.5 million and $57.4 million, representing 4.96% and 1.62% of total assets as of September 30, 2008 and December 31, 2007, respectively.  The increase in non-performing assets during the nine months ended September 30, 2008 consisted of the addition of $195.3 million of non-performing loans, partially offset by paydowns received of $21.7 million, charge-offs of $16.9 million and loan upgrades from non-performing to performing status of $2.3 million.  As of September 30, 2008, non-performing loans primarily consisted of $85.3 million residential and condominium construction real estate loans, $32.5 million of residential land loans, $11.4 million of other construction projects and $45.8 million of multi-family and commercial real estate loans.  The allowance for loan loss coverage ratio (defined as the allowance for loan losses divided by non-accrual loans) was 29.4% at September 30, 2008 as compared to 125.9% at December 31, 2007.  In addition, our other real estate and other assets owned increased to $27.2 million at September 30, 2008, as compared to $19.4 million at December 31, 2007.  During the nine months ended September 30, 2008, we foreclosed on 25 properties representing $15.7 million, sold nine properties representing $6.4 million and recorded an aggregate charge-off of $1.3 million on seven different properties.

The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

	For the Nine Months Ended September 30, 2008	For the Year Ended December 31, 2007	For the Nine Months Ended September 30, 2007
	(dollars in thousands)

Balance at beginning of period	$47,783	$46,049	$46,049
Provision for loan losses	20,625	11,077	6,516
Charge-offs	(17,261)	(10,873)	(8,453)
Recoveries	670	1,530	553
Net charge-offs	(16,591)	(9,343)	(7,900)

Balance at end of period	$51,817	$47,783	$44,665

Allowance for loan losses as a percentage of loans, net	1.80%	1.51%	1.41%

Liquidity

Liquidity refers to our ability to maintain cash flows adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans.  We maintain a cash and investment securities portfolio designed to satisfy operating liquidity requirements while preserving capital and maximizing yield.  As of September 30, 2008, we held $67.8 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $97.1 million of investment securities classified as available-for-sale.

Short-term fixed income investments classified as cash equivalents consisted of interest bearing deposits at financial institutions, overnight repurchase agreement investments, government money market funds and short-term government agency securities, while investment securities available-for-sale consisted primarily of fixed income instruments, which were rated “AAA”, or equivalent by nationally recognized rating agencies.  In addition, our liquidity position is supported by credit facilities with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco.  As of September 30, 2008, we had remaining available borrowing capacity under the Federal Home Loan Bank of San Francisco credit facility of $268.0 million, net of the $4.1 million of additional Federal Home Loan Bank stock that we would be required to purchase to support those additional borrowings.  As of September 30, 2008, we had an available borrowing capacity under the Federal Reserve Bank of San Francisco credit facility of $109.6 million.  We also had available $83.0 million of uncommitted, unsecured lines of credit with four unaffiliated financial institutions.

Capital Resources

The Company, the Bank’s holding company, had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at September 30, 2008 of 7.31%, 9.69% and 11.23%, respectively, which represents $94.9 million, $114.3 million and $38.2 million, respectively, of capital in excess of the amount required to be “well capitalized”.  These ratios were 8.44%, 9.73% and 11.29% as of December 31, 2007, respectively.

The Bank had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at September 30, 2008 of 7.20%, 9.55% and 10.80%, respectively, which represents $89.9 million, $109.3 million and $24.7 million, respectively, of capital in excess of the amount required to be “well capitalized” for regulatory purposes. These ratios were 8.31%, 9.60% and 10.85% as of December 31, 2007, respectively.

At September 30, 2008, shareholders' equity totaled $225.5 million, or 5.5% of total assets.  Our book value per share of common stock was $44.92 as of September 30, 2008, as compared to $44.22 as of December 31, 2007, and $44.19 as of September 30, 2007.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2008 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:  During the quarter ended September 30, 2008, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued in 2008.  Many lending institutions, including us, have experienced declines in the performance of their loans, including construction and land loans, and commercial and multi-family real estate loans.  Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations.  In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations.  Negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate loans, and adversely impact our results of operations and financial condition.

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

•
There can be no assurance that recently enacted legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies will help stabilize the U.S. financial system or improve the housing market.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program (“TARP”).  EESA gives broad authority to Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assts that triggered the current economic crisis as well as other “troubled assets.”  EESA includes additional provisions directed at bolstering the economy, including:

•	authority for the Federal Reserve to pay interest on depository institution balances;

•	mortgage loss mitigation and homeowner protection;

•	temporary increase in Federal Deposit Insurance Corporation (“FDIC”) insurance coverage from $100,000 to $250,000 through December 31, 2009; and

•	authority to the Securities and Exchange Commission (the “SEC”) to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

Pursuant to the TARP, the Treasury has the authority to, among other things, purchase up to $700 billion (of which $250 billion is currently available) of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Shortly following the enactment of EESA, the Treasury announced the creation of specific TARP programs to purchase mortgage-backed securities and whole mortgage loans.  In addition, under the TARP, the Treasury has created a capital purchase program, pursuant to which it proposes to provide access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier 1 capital.

EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others which impose on financial institutions that participate in the TARP program restrictions on executive compensation.

EESA followed, and has been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the currently liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007.  These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate, including a 50 basis point decrease on October 8, 2008; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

In addition, the Internal Revenue Service has issued an unprecedented wave of guidance in response to the credit crisis, including a relaxation of limits on the ability of financial institutions that undergo an “ownership change” to utilize their pre-change net operating losses and net unrealized built-in losses.  The relaxation of these limits may make significantly more attractive the acquisition of financial institutions whose tax basis in their loan portfolios significantly exceeds the fair market value of those portfolios.

On October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program to provide insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt  issued by financial institutions (such as HomeStreet Bank), bank holding companies and savings and loan holding companies (such as the HomeStreet).  Financial institutions are automatically covered by this program for the 30-day period commencing October 14, 2008 and will continue to be covered as long as they do not affirmatively opt out of the program.  Under the program, newly issued senior unsecured debt issued on or before June 30, 2009 will be insured in the event the issuing institution subsequently fails, or its holding company files for bankruptcy.  The debt includes all newly issued unsecured senior debt (e.g., promissory notes, commercial paper and inter-bank funding). The aggregate coverage for an institution may not exceed 125% of its debt outstanding on September 30, 2008 that was scheduled to mature before June 30, 2009.  The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date.  Many details of the program still remain to be worked out.

There can be no assurance as to the actual impact that EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced  The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

•	Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Other than the additional risk factors set forth above, there have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our common stock for the fiscal quarter ended September 30, 2008.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2008 to July 31, 2008	10,060	$6.65	—	110,486
August 1, 2008 to August 31, 2008	98	9.10	—	110,486
September 1, 2008 to September 30, 2008	3,078	9.80	—	110,486
Total	13,236	$7.40	—	110,486
____________
(1) Shares purchased during the quarter ended September 30, 2008, represent open market purchases by the Company’s rabbi trust in connection with our Nonqualified Deferred Compensation Plan.

(2) There were no repurchases under the twelfth extension of our stock repurchase program during the three months ended September 30, 2008.  The twelfth extension was announced on March 14, 2006, and authorized the repurchase of an additional 5% of the outstanding shares as of the authorization date.  At September 30, 2008, a total of 110,486 shares remained available for repurchase under this extension.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)           On August 6, 2008, the Company held its Annual Meeting of Shareholders.

(b)           Shareholders voted on the following matters:
(i)	The election of George W. Haligowski as director for a term to expire in 2011:

Votes	For	Withheld
	4,284,090	555,082

(ii)	The election of Hirotaka Oribe as director for a term to expire in 2011:

Votes	For	Withheld
	4,005,592	833,580

(iii)	The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2008:

Votes	For	Against	Withheld
	4,801,287	29,597	8,288

Item 5. Other Information

None.

Item 6. Exhibits

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL CAPITAL BANCORP, INC.

Date: November 10, 2008	/s/ George W. Haligowski
George W. Haligowski
Chairman of the Board, President and
Chief Executive Officer

Date: November 10, 2008	/s/ Timothy M. Doyle
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