Form 10-K
period 2008-12-31
IMPERIAL CAPITAL BANCORP, INC.
filed 2009-03-31
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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
Large Accelerated Filer [   ]                                                                                            Accelerated Filer [   ]
Non-Accelerated Filer [   ] (Do not check if a smaller reporting company)            Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X].

As of March 16, 2009, there were issued and outstanding 5,428,760 shares of the Registrant’s Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2008, computed by reference to the closing price of such stock as of June 30, 2008, was $31.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

IMPERIAL CAPITAL BANCORP, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Forward-Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-K contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, changes in economic conditions, either nationally or in our market areas; fluctuations in loan demand, the number of unsold homes, other properties and real estate values; the quality or composition of our loan or investment portfolios; our ability to manage loan delinquency rates, which may be impacted by  deterioration in the housing and commercial real estate markets that may lead to increased losses and non-performing assets in our loan portfolios, and may result in our allowance for loan losses not being adequate to cover actual losses and may require us to materially increase our reserves; fluctuations in interest rates, and changes in the relative differences between short- and long-term interest rates; results of examinations by the California Department of Financial Institutions (the “DFI”), the Federal Deposit Insurance Corporation (the “FDIC”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; the possibility that we will be unable to comply with the conditions imposed upon us by the Order to Cease and Desist issued by the DFI and the FDIC, which could result in the imposition of additional restrictions on our operations; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among  financial services companies; changes in consumer spending, borrowing, and savings habits; legislative or regulatory changes that adversely affect our business, including changes in regulatory polices and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies,  principles or guidance, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, or their application to our business or audit adjustments; the economic impact of any terrorist actions; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products, and services; and other risks detailed in this Form 10-K. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2009 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s operating and stock price performance.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Imperial Capital Bancorp, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

PART I

Item 1. Business

General

Imperial Capital Bancorp, Inc. (“ICB” or the “Company”) is a diversified bank holding company headquartered in San Diego County, California with consolidated assets of $4.4 billion, consolidated net loans of $2.7 billion, consolidated deposits of $2.9 billion and consolidated shareholders’ equity of $189.6 million as of December 31, 2008. We conduct and manage our business principally through our wholly-owned subsidiary, Imperial Capital Bank (the “Bank”), an institution with $4.4 billion in assets and six retail branches located in California (Beverly Hills, Costa Mesa, Encino, Glendale, San Diego, and San Francisco), two retail branches located in Nevada (Carson City and Las Vegas), and one retail branch located in Baltimore, Maryland.  Our branch offices are primarily used for our deposit services and lending business.  The Bank has been in business for 34 years.

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

Over the last five years the Company has engaged in residential and condominium construction lending and accumulated a construction portfolio of $373.5 million at December 31, 2008. The economic events of 2008 have dramatically impacted the Company with respect to this area of our operations. First, the national economy is in a deepening recession due in part to the sub-prime mortgage market.  Many of our construction borrowers, who rely on the sales of homes to repay loans, are not able to find buyers.  Some of these borrowers, in turn, have defaulted on loans, which has impaired our ability to recognize interest and has resulted in significant charge-offs and related provisions for loan losses.

In connection with continuing turmoil in the economy, and more specifically, with our construction and land development loan portfolio, we recorded a net loss of $32.6 million for the year ended December 31, 2008. This loss was primarily the result of considerable increases in provision for loan losses during the year, a tightening interest margin caused by recent interest rate reductions, increased amounts of non-accrual loans and other than temporary losses on certain of our investment securities. The severe net loss resulted in shareholders' equity at December 31, 2008 of $189.6 million, or 4.3% of total assets, representing a decline of $38.0 million from $227.6 million, or 6.4% of total assets, at December 31, 2007.  As a result of our net loss, the Bank was “adequately capitalized” at that date as further described in Note 15 —Regulatory Requirements. Our net loss has had a negative impact on our operations, liquidity and capital adequacy and has resulted in mandates by our regulators to require that we take certain actions to enhance our operations and profitability, as noted below.

Our executive offices are located at 888 Prospect Street, Suite 110, La Jolla, California 92037 and our telephone number at that address is (858) 551-0511.

Regulatory Action

As noted in Form 8-K filing on February 20, 2009, the Bank entered into a stipulation and consent to the issuance of a February 17, 2009 order to cease and desist (the “Order”) by the FDIC and the California Department of Financial Institutions (the “DFI”).

The Order is a formal corrective action pursuant to which the Bank has agreed to take certain measures in the areas of management, capital, loan loss allowance determination, risk management, liquidity management, board oversight and monitoring of compliance, and restricts payment of dividends and the opening of branch or other Bank offices. Specifically, the Order requires that the Bank submit to the regulators within 60 days a detailed capital plan to address how the Bank will remain “adequately capitalized” and within 180 days increase its Tier 1 leverage above nine percent and total risk-based capital ratios above thirteen percent.  The Bank must also submit to the regulators within prescribed time periods a revised policy for determining the allowance for loan losses, plans for reducing commercial real estate loan concentrations and brokered deposits, a liquidity plan, strategic business plan and profitability plan. The Order will remain in effect until modified or terminated by the FDIC and the DFI.

None of the timeframes under the Order has lapsed and therefore we are in the process of responding to the Order. In addition, the Federal Reserve Bank of San Francisco (“FRB San Francisco”) notified the Company that it may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the FRB. In addition, the Company may not make indemnification and severance payments without complying with certain statutory restrictions, including prior written approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and concurrence from the FDIC. Further, the Company is generally prohibited from receiving dividends from the Bank, making any dividend payments (including distributions on its trust preferred securities) and increasing or renewing any debt, without receiving prior approval from the FRB San Francisco of such payments.

Business Strategy

In response to these financial challenges and increased regulatory supervision, we have taken and are continuing to take a number of tactical actions aimed at preserving existing capital, reducing our lending exposures and associated capital requirements and increasing liquidity. The tactical actions taken include, but are not limited to the following: slowing loan originations, growing retail deposits, reducing brokered deposits, seeking commercial loan participation and sales arrangements with other lenders or private equity sources, reducing personnel and other operating costs, and eliminating the payment of dividends. Our goal is to return to profitability by reducing our size, stabilizing our losses, managing our problematic assets and reducing overall expenses. We are working on the following four primary objectives as a basis for long-term success of our franchise:

•
Improve Asset Quality.  We have taken proactive steps to resolve our non-performing loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with our borrowers when appropriate.  We also have established a separate department to monitor and attempt to reduce our exposure to a further deterioration in asset quality.  We have applied more conservative underwriting practices to our new loans, including, among other things, requiring more detailed credit information in certain circumstances, increasing the amount of required collateral or equity requirements and reducing loan-to-value ratios.

•
Reduce Asset Base and Improve Regulatory Capital Ratios.  We expect to reduce our asset base which should help reduce our risk profile and improve capital ratios through reductions in the amount of outstanding loans and securities through normal principal amortization, and a corresponding reduction of liabilities.

•
Continued Expense Control. Beginning in 2008 and continuing into 2009, management has undertaken several initiatives to reduce noninterest expenses, and will continue to make it a priority to identify cost savings opportunities throughout all phases of operations. Personnel reductions have and will come primarily from the Bank’s lending operations, including closing selected loan origination offices, as well as some reduction in support areas of the Bank.

•
Reduce Reliance on Wholesale Funding Sources.  We will continue to focus on our strategy of reducing our reliance on wholesale funding sources, which includes Federal Home Loan Bank (“FHLB”) advances and brokered certificates of deposits, while increasing core deposits and other retail deposit products through our branch and on-line deposit network.  The FHLB of San Francisco suspended our borrowing facility on March 13, 2009, and we are required under the Order to develop a plan to eliminate our reliance on brokered certificates of deposits.  Retail deposits have increased approximately 22% to $2.2 billion during the six months from July to December 2008.  The funding obtained through this channel will continue to be utilized to retire wholesale fundings at their maturities.

We are also evaluating various strategic options and are seeking the assistance of investment banking services to evaluate and potentially pursue the prospects of private equity investment or other capital raising alternatives. While we continue to act upon both tactical and strategic alternatives to raise capital and restructure our balance sheet, as has been widely publicized, access to capital markets is extremely limited in the current economic environment, and we can give no assurances that in the current financial environment our efforts will be successful and will result in sufficient capital preservation or infusion. Our ability to decrease our levels of non-performing assets is also vulnerable to market conditions as our construction loan borrowers rely on an active real estate market as a source of repayment, and the sale of loans in this market is difficult. If the real estate market does not improve, our level of non-performing assets may continue to increase.

While we believe that we are taking appropriate steps to respond to these economic risks and regulatory actions, further deterioration in the economic environment or severe regulatory actions could adversely affect our continuing operations.

Lending Activities

General. During 2008, our lending activities were focused as follows:

•	Originating real estate loans secured by income producing properties; and

•	Originating entertainment finance loans.

Income Producing Property (Real Estate) Loans. Historically, we’ve originated and purchased real estate loans secured by first trust deeds or first mortgages on commercial and multi-family real estate. Our collateral consists primarily of the following types of properties:

•Apartments	•Mini-storage facilities
•Retail centers	•Mobile home parks
•Small office and light industrial buildings	•Multi-family real estate
•Hotels	•Other mixed use or special purpose commercial properties

At December 31, 2008, we had $2.3 billion of income producing property loans outstanding, representing 84.5% of our total real estate loans, and 82.7% of our gross loan portfolio. Most of our real estate borrowers are business owners, individual investors, investment partnerships or limited liability entities. The income producing property lending that we engage in typically involves loans to a single borrower and is generally viewed as exposing the lender to a greater risk of loss than one- to four-family residential lending, because repayment of the loan generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan.

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

We originate real estate loans through our retail branches and loan origination offices. At December 31, 2008, these offices were staffed by a total of 19 loan officers. Loan officers solicit mortgage loan brokers for loan applications that meet our underwriting criteria, and also accept applications directly from borrowers. A majority of the real estate loans funded by us are originated through mortgage loan brokers. Mortgage loan brokers act as intermediaries between us and the property owner in arranging real estate loans and earn a fee based upon the principal amount of each loan funded.

Income producing property loans are generally made in amounts up to 75% of the appraised value of the property; however, prior to 2008, multi-family loans were made at a loan-to-value ratio up to 80%.  During 2008, as part of our implementation of more conservative underwriting practices, we reduced the limit for multi-family loan originations to 75% of the appraised value.  Income producing property loans are generally made for terms of between ten and 15 years, with amortization periods up to 30 years for multi-family properties and 25 years for other property types.  Depending on market conditions at the time the loan was originated, certain loan agreements may include prepayment penalties.

The average yield on our real estate loan portfolio was 6.44% in 2008 compared to 7.39% in 2007.  A significant portion of our loan portfolio is comprised of adjustable rate loans indexed to either six month LIBOR or the Prime Rate, most with interest rate floors and caps below and above which the loan’s contractual interest rate may not adjust.  Approximately 50.8% of our loan portfolio was adjustable at December 31, 2008, and approximately 41.2% of the loan portfolio as of that date was comprised of hybrid loans, which after an initial fixed rate period of three or five years, will convert to an adjustable interest rate for the remaining term of the loan.  As of December 31, 2008, our hybrid loans had a weighted average of 2.6 years remaining until conversion to an adjustable rate loan.  Our adjustable rate loans generally reprice on a quarterly or semi-annual basis with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan.  At December 31, 2008, approximately $2.4 billion, or 86.3%, of our adjustable and hybrid loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates.  At December 31, 2008, the weighted average floor interest rate of these loans was 6.82%.  At that date, approximately $745.5 million, or 26.5%, of these loans were at the floor interest rate.  At December 31, 2008, 48.5% of the adjustable rate loans outstanding had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on our adjustable rate loan portfolio was 11.87% at that date.  At December 31, 2008, none of the loans in our adjustable rate loan portfolio were at their cap rate.

Total loan production, including the unfunded portion of loans, was $345.1 million for the year ended December 31, 2008, as compared to $1.2 billion and $1.6 billion, for the years ended December 31, 2007 and 2006, respectively. Loan production in 2008 consisted of the origination of $155.8 million of commercial real estate loans, $113.7 million of small balance multi-family real estate loans and $75.6 million of entertainment finance loans.

The decline in loan production in 2008 was primarily due to a decrease in customer demand and instability related to economic and real estate market conditions.  We are currently selling to Fannie Mae most of the income producing property loans we originate.

Real Estate Construction and Land Loans. We originate construction and land loans for the primary purpose of developing or rehabilitating single-family residences, condominiums, and commercial real estate.  At December 31, 2008, our construction and land loans amounted to $408.6 million, or 15.1%, of our loan portfolio.  Approximately $208.5 million, or 51.0%, of our construction and land loan portfolio consisted of residential and condominium construction loans, $165.3 million, or 40.4%, consisted of commercial and multifamily real estate loans, and $35.0 million, or 8.6%, consisted of land loans.  At December 31, 2008, $179.6 million, or 44.0%, of our construction projects were located in California, $84.5 million, or 20.7%, were for projects located in New York, $50.5 million, or 12.4%, were for projects located in Texas, $35.2 million, or 8.6%, were for projects located in Arizona, $15.0 million, or 3.7%, were for projects located in Pennsylvania, and $11.2 million, or 2.7%, were for projects located in Florida.

Loan commitment amounts for residential and condominium construction loans typically range from $3.0 to $20.0 million with an average loan commitment at December 31, 2008 of $10.0 million.  At December 31, 2008, the unadvanced portion of residential and condominium construction loans was $39.4 million.  Commercial construction loans typically consist of mixed-use retail and other commercial related projects.  At December 31, 2008, the average loan commitment for our commercial construction loans was $5.3 million and the unadvanced portion of these commitments was $46.0 million.  Our land loans generally finance the acquisition and/or development of improved lots or unimproved raw land that will be utilized in the development of single-family tract housing.  At December 31, 2008, the average loan commitment for our land loans was $7.1 million and the unadvanced portion of these commitments was $1.7 million.

Loans to finance our construction projects are generally offered to experienced builders and developers.  All loans to builders and developers are underwritten to pre-established standards that include estimated cash reserves to carry projects through completion and sale of the project.  We regularly monitor our real estate construction loans and the economic conditions and markets where our projects are located, including the number of unsold properties in our residential and condominium construction loan portfolio.  Maturity dates for construction loans are largely a function of the estimated construction period of the project, and generally do not exceed 12 to 24 months.  Substantially all of our construction loans have adjustable rates of interest based on the prime rate as published in the Wall Street Journal and are generally interest only loans during the construction phase.  Disbursement of funds is at our discretion and based on the progress of construction.

Although construction lending affords us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than one- to four-family mortgage lending, construction lending is considered to involve a higher degree of risk.  At the time these types of loans are made, the value of the collateral securing the loan must be estimated based on the projected selling price at the time the residence or income producing property is completed and on estimated building and other costs (including interest costs).  Changes in the demand, such as for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated.  Accordingly, we may be confronted, at the time the residence is completed, with a loan balance exceeding the value of the collateral.  Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor.  Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project.  Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold also complicates the process of working out problem construction loans.  This may require us to advance additional funds and/or contract with another builder to complete construction.  Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project.

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

At December 31, 2008 and 2007, our entertainment finance portfolio totaled $50.4 million and $76.3 million, respectively, representing 1.8% and 2.4% of our loan portfolio as of these dates.  Of these amounts, approximately $4.4 million and $14.1 million, respectively, were issued to producers domiciled outside of the United States.  The foreign loans outstanding at December 31, 2008 were primarily issued to producers located in Australia and Canada. Approximately $5.9 million, $8.6 million and $5.6 million of interest income was earned during 2008, 2007 and 2006, respectively, in connection with our entertainment finance portfolio.

Loan Underwriting. Initial loan review for potential applications is performed by loan production staff, in consultation with the Chief Lending Officer, Chief Underwriter, and the Chief Credit Officer. Our loan underwriters are responsible for detailed reviews of borrowers, collateral, and loan terms, and prepare a written presentation for every loan application submitted to the Loan Committee, which is comprised of the following Bank officers:

•Chairman, President, and Chief Executive Officer	•Senior Managing Director/Chief Lending Officer
•Vice Chairman of the Board •Executive Managing Director/Chief Credit Officer	•Deputy Managing Director/Director of Portfolio Management •Deputy Managing Director/Chief Underwriter
•Executive Managing Director/Chief Operating Officer	•First Vice President/East Coast Credit Executive
•Senior Managing Director/Chief Risk Officer

The underwriting standards for loans secured by income producing real estate consider the borrower’s financial resources and ability to repay and the amount and stability of cash flow, if any, from the underlying collateral, to be comparable in importance to the loan-to-value ratio as a repayment source.

All real estate secured loans over $3.0 million must be submitted to the loan committee for approval. At least one loan committee member or designee must personally conduct on-site inspections of any property involved in connection with a real estate loan recommendation of $2.0 million or more for unstabilized properties and $3.0 million for stabilized properties. Loans up to $2.0 million require approval by any two members of the Bank’s loan committee, one of whom must be the Chief Underwriter or the Chief Credit Officer, while loans in excess of $2.0 million require approval of three loan committee members, two of whom must be the Chief Underwriter and the Chief Credit Officer. Additionally, loans over $3.0 million require the approval of the Chief Credit Officer; individual loans over $7.5 million, loans resulting in an aggregate borrowing relationship to one borrower in excess of $10.0 million, and all purchased loan pools must be approved by the Executive Committee of the Bank’s Board of Directors.  Effective February 1, 2009, all loans over $5.0 million must be approved by the Chief Operating Officer.

All entertainment finance loans over $1.0 million are submitted to the Loan Committee for approval.  All loans must be approved by the Managing Director/Credit Risk Director and loans over $3.0 million must be approved by the Executive Managing Director/Chief Credit Officer.  Individual loans over $7.5 million, loans resulting in an aggregate borrowing relationship to one borrower in excess of $10.0 million, and all purchased loan pools must be approved by the executive committee of the Bank’s Board of Directors.

Our loans are originated on both a non-recourse and full recourse basis and we generally seek to obtain personal guarantees from the principals of borrowers which are single asset or limited liability entities (such as partnerships, corporations or trusts).

The maximum size of a single loan made by the Bank is limited by California law to 25% of the Bank’s equity capital. At December 31, 2008, that limit was approximately $64.3 million. Our largest combined credit extension to related borrowers was $30.2 million at December 31, 2008.  We had five other relationships in excess of $20.0 million at December 31, 2008, with a combined aggregate balance of $112.2 million at that date.  At December 31, 2008, we had a total of 155 extensions of credit, with a combined outstanding principal balance of $790.3 million that were over $5.0 million to a single borrower or related borrowers. All combined extensions of credit over $5.0 million were performing in accordance with their repayment terms, with the exception of 18 credits aggregating $135.8 million that were on nonaccrual status at December 31, 2008.  At December 31, 2008, we had 2,912 real estate loans outstanding, with an average balance per loan of approximately $952,000.

Servicing and Collections. Our loan portfolio is predominantly serviced by our loan servicing department, which is designed to provide prompt customer service, accurate and timely information for account follow-up, financial reporting and management review.  We monitor our loans to ensure that projects are performing as underwritten. This monitoring allows us to take a proactive approach to addressing projects that do not perform as planned. When payments are not received by their contractual due date, collection efforts begin on the fifteenth day of delinquency with a telephone contact, and proceed to written notices that progress from reminders of the borrower’s payment obligation to an advice that a notice of default may be forthcoming. Accounts delinquent for more than 30 days are reviewed more closely by our asset management department which is responsible for implementing a collection or restructuring plan, or a disposition strategy, and evaluates any potential loss exposure on the asset. Our servicing department has received a primary servicer and special servicer ratings of “SBPS3+” and “SBSS3+”, respectively, by Fitch Ratings. Fitch rates small balance commercial mortgage primary and special servicers on a scale of 1 to 5, with 1 being the highest rating. According to Fitch Ratings the rating reflects the Bank’s experienced servicing management and staff, including asset managers and its longtime experience as a small balance commercial mortgage loan servicer. The special servicer rating was based on our ability to work out, resolve and dispose of small balance commercial mortgage loans and real estate owned (REO) properties.

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

Imperial Capital Real Estate Investment Trust

During 2000, we acquired all of the equity and certain collateralized mortgage obligations (“CMOs”) of the ICCMAC Multi-family and Commercial Trust 1999-1 (“ICCMAC Trust”) through our real estate investment trust subsidiary, Imperial Capital Real Estate Investment Trust (“Imperial Capital REIT”). During 2004, the CMOs were retired and the ICCMAC Trust was dissolved. The remaining outstanding loans were contributed to Imperial Capital REIT. At December 31, 2008, Imperial Capital REIT held real estate loans of $1.7 million. The cash flow from Imperial Capital REIT loan pool provides cash flow on a monthly basis to ICB.  ICB recognized $142,000 of interest income from the loans held in Imperial Capital REIT during the year ended December 31, 2008.

Non-performing Assets and Other Loans of Concern

At December 31, 2008, non-performing assets totaled $192.9 million or 4.34% of total assets. Non-performing assets consisted of $154.9 million of non-accrual loans and $38.0 million of other real estate and other assets owned consisting of 41 properties.  For additional information regarding non-performing assets see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Credit Risk Elements”.

As of December 31, 2008, we had loans with an aggregate outstanding balance of $114.6 million with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms. This known information may result in the future inclusion of such loans in the non-accrual loan category. All of these loans are classified as substandard pursuant to the regulatory guidelines discussed below.

Classified Assets

Management uses a loan classification system consistent with the classification system used by bank regulatory agencies to help it evaluate the risks inherent in its loan portfolio. Loans are identified as “pass”, “substandard”, “doubtful” or “loss” based upon consideration of all sources of repayment, underlying collateral values, current and anticipated economic conditions, trends and uncertainties, and historical experience. Pass loans are further divided into four additional sub-categories, based on the type and nature of underlying collateral, as well as the borrower’s financial strength and ability to service the debt. Underlying collateral values for real estate dependent loans are supported by property appraisals or evaluations. We review our loan classifications on at least a quarterly basis. At December 31, 2008, we classified $269.4 million of loans as “substandard”, none as “doubtful” and none as “loss” of which, $154.9 million of these classified loans were included in the non-performing assets table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Credit Risk Elements”.

Funding Sources

The primary source of funding for our lending operations and investments are deposits.  Our deposits are federally insured by the FDIC to the maximum extent permitted by law.  At December 31, 2008 deposits totaled $2.9 billion of which approximately 83.8% were term deposits that pay fixed rates of interest for periods generally ranging from 90 days to five years, 14.4% were adjustable rate passbook accounts and adjustable rate money market accounts with limited checking features, and 1.8% were interest and non-interest bearing checking accounts.

Our retail checking account balance was $53.8 million at December 31, 2008. We generally accumulate deposits by relying on renewals of term accounts by existing depositors, participating in deposit rate surveys which promote the rates offered by us on our deposit products, and periodically advertising in various local market newspapers and other media. Management believes that our deposits are a reliable funding source and that the cost of funds resulting from our deposit gathering strategy is comparable to those of other banks pursuing a similar strategy. However, because we compete for deposits primarily on the basis of rates, we could experience difficulties in attracting deposits if we could not continue to offer deposit rates at levels above those of other financial institutions. Management also believes that any efforts to significantly increase the size of our deposit base may require greater marketing efforts and/or increases in deposit rates. At December 31, 2008, $739.9 million, or 25.2% of total deposits, were brokered deposits.  We are required under the Order to develop a plan to eliminate our reliance on brokered deposits.

For information concerning overall deposits outstanding during the periods indicated and the rates paid thereon, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income”.

The Bank also uses advances from the Federal Home Loan Bank of San Francisco (“FHLB”) and borrowings from other unaffiliated financial institutions as funding sources. FHLB advances are collateralized by pledges of qualifying cash equivalents, investment securities, mortgage-backed securities and loans.  In March 2009, the Bank’s FHLB credit facility was frozen at the then outstanding amount.  The Bank is prohibited from receiving any new FHLB advances until this suspension is lifted.  At December 31, 2008, FHLB advances outstanding totaled $1.2 billion.  Additionally, the Bank has a $30.0 million repurchase agreement borrowing from an unaffiliated financial institution that is secured by mortgage-backed securities.  In March 2009, this repurchase agreement borrowing was called by the unaffiliated financial institution and repaid in full.  In addition, as of December 31, 2008, we had an available borrowing capacity under the Federal Reserve Bank of San Francisco credit facility of $119.4 million.  We also had available $68.0 million of uncommitted, unsecured lines of credit with three unaffiliated financial institutions.  However, these uncommitted, unsecured lines of credit were cancelled subsequent to December 31, 2008.  See “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Notes 8, 9, and 10”.

Regulation

Introduction

Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the FDIC’s insurance fund, not shareholders, and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of ICB and the Bank can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the Federal Reserve Board, the FDIC and the DFI.

The system of supervision and regulation applicable to financial services businesses governs most aspects of the business of the Company and the Bank, including: (i) the scope of permissible business; (ii) investments; (iii) reserves that must be maintained against deposits; (iv) capital levels that must be maintained; (v) the nature and amount of collateral that may be taken to secure loans; (vi) the establishment of new branches; (vii) mergers and consolidations with other financial institutions; and (viii) the payment of dividends.

The following is a brief summary of certain statutes and rules that affect or will affect ICB and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of all applicable statutes and regulations. From time to time, laws or regulations are enacted which have the effect of increasing the cost of doing business, limiting or expanding the scope of permissible activities, or changing the competitive balance between banks and other financial and non-financial institutions.  Proposals to change the laws and regulations governing the operations of banks and bank holding companies are frequently made in Congress, in the California legislature and by various bank and other regulatory agencies. ICB is also subject to the disclosure and regulatory requirements of the Securities Exchange Act of 1934, as amended, as administered by the Securities and Exchange Commission (“SEC”). Future changes in the laws, regulations or polices that impact ICB and the Bank cannot necessarily be predicted, but they may have a material effect on the business and earnings of ICB and the Bank.

Holding Company Regulation

Bank holding companies are subject to comprehensive regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956 or BHCA and the regulations of the Federal Reserve Board. As a bank holding company, ICB is required to file reports with the Federal Reserve Board and provide such additional information as the Federal Reserve Board may require. ICB and its non-bank subsidiaries are also subject to examination by the Federal Reserve Board. The Federal Reserve Board has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a bank holding company divest subsidiaries, including its bank subsidiaries. In general, enforcement actions may be initiated for violations of law and regulation as well as unsafe or unsound practices.

Under Federal Reserve Board policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy, the Federal Reserve Board may require, and has required in the past, bank holding companies to contribute additional capital to undercapitalized subsidiary banks.  The Federal Reserve Board, under the BHCA, also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company. If the Federal Reserve Board should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of ICB’s operations are unsatisfactory or that ICB or our management is violating or has violated any law or regulation, various remedies are available to and are utilized by the Federal Reserve Board.

Under the BHCA, a bank holding company must obtain Federal Reserve Board approval before, among other matters:

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

This statute also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve activities closely related to the business of banking or managing or controlling banks, as discussed above. Companies that qualify as financial holding companies may also engage in securities, insurance and merchant banking activities.

The FRB San Francisco has notified ICB that it may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the FRB San Francisco. The Bank is subject to the same requirement for notice to the FDIC and DFI in such circumstances.  In addition, ICB may not make indemnification and severance payments without complying with certain statutory restrictions, including prior written approval of the Federal Reserve Board and concurrence from the FDIC, and the Bank is subject to the same restrictions requiring approval from the FDIC. Further, ICB is generally prohibited from receiving dividends from the Bank, making any dividend payments (including distributions on its trust preferred securities) and increasing or renewing any debt, without receiving prior approval from the FRB San Francisco of such payments.

Dividends.    ICB is a legal entity, separate and distinct from the Bank. Although ICB has the ability to raise capital on its own behalf or borrow from external sources, ICB has historically obtained funds from dividends paid by, and fees charged for services provided to, the Bank. However, as discussed above, regulatory constraints on both ICB and the Bank currently preclude the payment of dividends by either party.

ICB is entitled to receive dividends, when and as declared by the Bank's Board of Directors upon the lifting of the regulatory restriction. Those dividends may come from funds legally available for those dividends, as specified and limited by the California Financial Code. Under the California Financial Code, funds available for cash dividends by a California-chartered bank are restricted to the lesser of: (i) the bank's retained earnings; or (ii) the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). With the prior approval of the DFI, cash dividends may also be paid out of the greater of: (a) the bank's retained earnings; (b) net income for the bank's last preceding fiscal year; or (c) net income or the bank's current fiscal year. If the DFI determines that the shareholders' equity of the bank paying the dividend is not adequate or that the payment of the dividend would be unsafe or unsound for the bank, the DFI may order the bank not to pay the dividend. Since the Bank is an FDIC insured institution, it is also possible, depending upon its financial condition and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and thereby prohibit such payments.

The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the bank holding company’s capital needs, asset quality and overall financial condition. Furthermore, under its source of strength doctrine, the Federal Reserve Board expects a bank holding company to serve as a source of financial strength for its bank subsidiaries, which could limit the ability of a holding company to pay dividends if a bank subsidiary did not have sufficient capital.  As a result of the recent notification we received from the FRB San Francisco, we are currently prohibited from paying dividends on our common stock or distributions on our trust preferred securities without the approval of the FRB San Francisco.  See “—Regulatory Action.”

Repurchase or Redemption of Equity Securities. A bank holding company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of its consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order, or any condition imposed by, or written agreement with, the Federal Reserve Board. This notification requirement does not apply to any company that meets the well-capitalized standard for bank holding companies, has a safety and soundness examination rating of at least a “2” and is not subject to any unresolved supervisory issues.  Due to its capital position, ICB suspended its common stock repurchase program in 2008.  In addition, as a result of the recent notification we received from the FRB San Francisco, we are currently prohibited from repurchasing our stock without the approval of the FRB San Francisco.  See “—Regulatory Action.”

Transactions with Affiliates.    ICB and any subsidiaries it may purchase or organize are deemed to be affiliates of the Bank within the meaning of Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board's Regulation W. Under Sections 23A and 23B and Regulation W, loans by the Bank to an affiliate, investments by the Bank in an affiliate’s stock, and taking an affiliate’s stock as collateral for loans by the Bank to any borrower is limited to 10% of the Bank's capital, in the case of any one affiliate, and is limited to 20% of the Bank's capital, in the case of all affiliates. In addition, transactions between the Bank and any affiliate must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding company and other affiliates of a bank from borrowing from a banking subsidiary of the bank holding company unless the loans are secured by eligible marketable collateral of designated amounts. ICB and the Bank are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

Regulatory Capital Requirements. The Federal Reserve Board has established risk-based measures and a leverage measure of capital adequacy for bank holding companies.

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

The risk-based capital standards are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations. For example, the Federal Reserve Board's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities, particularly under the expanded powers under the Gramm-Leach-Bliley Act (the “GLB Act”), would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

The minimum ratio of total capital to risk-weighted assets is 8.0%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common shareholders’ equity, including retained earnings, noncumulative perpetual preferred stock, certain trust preferred securities and minority interest in equity accounts of fully consolidated subsidiaries, less goodwill and other specified intangible assets. Tier 1 capital must equal at least 4.0% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt and other hybrid capital instruments, other preferred stock, a limited amount of loan loss reserves and a limited amount of unrealized holding gains on equity securities. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. At December 31, 2008, ICB’s ratio of total capital to risk-weighted assets was 9.4% and ICB’s ratio of Tier 1 capital to risk-weighted assets was 7.5%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3.0% for certain bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4.0%.  At December 31, 2008, ICB’s required leverage ratio was 4.0% and its actual leverage ratio was 5.6%.

To be well capitalized, a bank holding company must have a ratio of total capital to risk weighted assets of at least 10.0% and a ratio of Tier 1 capital to risk weighted assets of at least 6.0%.

Failure to meet capital guidelines can subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. As described below, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Federal Securities Law.  ICB has registered its common stock with the SEC under the Securities Exchange Act of 1934, as amended or Exchange Act. As a result, the proxy and tender offer rules, insider trading reporting requirements, corporate governance, annual and periodic reporting and other requirements of the Exchange Act are applicable to ICB.

Sarbanes-Oxley Act of 2002.  As a public company, Imperial Capital Bancorp, is subject to the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing.  The Sarbanes-Oxley Act was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with various accounting scandals.  The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and corporate governance rules and required the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

Bank Regulation – California Law

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

Bank Regulation – Federal Law

The FDIC, in addition to the DFI, broadly regulates the Bank. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports, and generally supervises the operations of institutions to which it provides deposit insurance. The FDIC is also the federal agency charged with regulating state-chartered banks that are not members of the Federal Reserve System, such as the Bank. If the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of our bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to and are utilized by the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate our bank’s deposit insurance.

On February 17, 2009, the Bank agreed to the issuance of the Order. The Order is a formal corrective action pursuant to which the Bank has agreed to take certain measures in the areas of management, capital, loan loss allowance determination, risk management, liquidity management, board oversight and monitoring of compliance, and restricts payment of dividends and the opening of branch or other Bank offices. Specifically, the Order requires that the Bank submit to the regulators within sixty days a detailed capital plan to address how the Bank will remain “adequately capitalized” and within 180 days increase its Tier 1 leverage above nine percent and total risk-based capital ratios above thirteen percent.  The Bank must also submit to the regulators within prescribed time periods a revised policy for determining the allowance for loan losses, plans for reducing commercial real estate loan concentrations and brokered deposits, a liquidity plan, strategic business plan and profitability plan. The Order will remain in effect until modified or terminated by the FDIC and the DFI. The Bank intends to achieve full compliance with the Order in a timely manner.

Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank can form subsidiaries to engage in certain activates under certain conditions. Presently, the Bank has one subsidiary, as discussed below in this section under “Risk Based Capital Requirements.”

Statutes and regulations relate to virtually every aspect of the Bank’s operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements. Further, the Bank is required to maintain certain levels of capital. See “Regulatory Capital  Requirements” set forth in this section below. Regulatory compliance requires us to incur ongoing additional expenses. This is particularly the case with respect to the compliance aspects of the Sarbanes-Oxley Act of 2002, the USA Patriot Act of 2001 and ongoing compliance efforts with respect to the Order. At times, the cumulative costs of compliance can be significant.

Regulatory Capital Requirements. Federally-insured, state-chartered banks such as the Bank are required to maintain minimum levels of regulatory capital as specified in the FDIC’s capital maintenance regulations. The FDIC also is authorized to impose capital requirements in excess of these standards on individual banks on a case-by-case basis.

The Bank is required to comply with three separate minimum capital requirements to qualify as “adequately capitalized”: a “tier 1 capital ratio” and two “risk-based” capital requirements. “Tier 1 capital” generally includes common shareholders’ equity, including retained earnings, qualifying noncumulative perpetual preferred stock and any related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries, less intangible assets, other than properly valued purchased mortgage servicing rights up to certain specified limits and less net deferred tax assets in excess of certain specified limits.  At December 31, 2008 the Bank was deemed “adequately capitalized” under the FDIC’s capital maintenance regulations.

Tier 1 Capital Ratio. FDIC regulations establish a minimum 3.0% ratio of tier 1 capital to total average assets for the most highly-rated state-chartered, FDIC-supervised banks. All other FDIC supervised banks must maintain at least a 4.0% tier 1 capital ratio. At December 31, 2008, the Bank’s required minimum tier 1 capital ratio was 4.0% and its actual tier 1 capital ratio was 6.0%.

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

For purposes of the risk-based capital requirements, “total capital” means tier 1 capital plus supplementary or tier 2 capital, so long as the amount of supplementary or tier 2 capital that is used to satisfy the requirement does not exceed the amount of tier 1 capital. Tier 2 capital includes cumulative and certain other perpetual preferred stock, mandatory convertible subordinated debt and perpetual subordinated debt, mandatory redeemable preferred stock, intermediate-term preferred stock, mandatory convertible subordinated debt and subordinated debt, the allowance for loan losses up to a maximum of 1.25% of risk-weighted assets and a limited amount of unrealized holding gains on securities. At December 31, 2008 the Bank’s required minimum tier 1 risk-based and total capital ratios were 4.0% and 8.0% respectively and its actual was 8.0% and 9.3%, respectively.

During 2008, the Bank formed a wholly-owned subsidiary, Imperial Capital Bank Resecuritization Trust 2008-1 (the Trust), for the purpose of re-securitizing its portfolio of corporate sponsored CMOs.  The Bank transferred all of its right, title and other ownership interests in the CMOs to the Trust in exchange for notes issued by the Trust (the Notes). These re-securitized bonds were rated by independent rating agencies giving consideration to the purchase discounts and credit enhancements associated with each specific bond.  The Notes issued by the Trust were then rated. These Note ratings were risk-weighted in accordance with the Bank’s reading of applicable regulatory capital guidance. This guidance, however, does not contemplate the specific type of re-securitization transaction undertaken by the Bank.  The capital ratios above were calculated in accordance with the Bank’s interpretation of the available guidance.  After discussions with the FDIC, the Bank was told to file its December 31, 2008 call report based on the Bank’s understanding of the risk-based capital treatment of the re-securitized portfolio of CMOs. The Bank’s calculation of its capital ratios as well as its classified assets, allowance for loan losses and other matters is expected to be reviewed as part of its next regulatory examination. If the current ratings from the original CMOs were utilized in these December 31, 2008 capital ratios, the Bank’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios at December 31, 2008 would have been 6.0%, 7.4% and 8.6%, respectively.  Likewise, ICB’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios at December 31, 2008 would have been 5.6%, 6.9% and 8.7%, respectively.

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

Prompt Corrective Action Requirements.    The federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured banks. Each federal banking agency has issued regulations defining five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulations, a bank shall be deemed to be:

•
"well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

•
"adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized";

•
"undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances);

•
"significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0%; and

•	"critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment the bank would be "undercapitalized," that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to "undercapitalized" banks. Banks classified as "undercapitalized" are required to submit acceptable capital plans guaranteed by their holding companies, if any. Broad regulatory authority was granted with respect to "significantly undercapitalized" banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by their holding companies, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to "critically undercapitalized" banks, those with capital at or less than 2%. Restrictions for these banks include the appointment of a receiver or conservator. All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

A bank, based upon its capital levels, that is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. At each successive lower capital category, an insured bank is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratios actually warrant such treatment.

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential enforcement actions by the federal banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, and the issuance of removal and prohibition orders against institution-affiliated parties. The enforcement of such actions through injunctions or restraining orders may be based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

The DFI, as the primary regulator for state-chartered banks, also has a broad range of enforcement measures, from cease and desist powers and the imposition of monetary penalties to the ability to take possession of a bank, including causing its liquidation.

Under FDIC regulations, a bank that is not well-capitalized may not accept or renew brokered deposits without first obtaining a waiver from the FDIC. If deemed necessary, the Bank may apply for permission to continue to accept certain types of brokered deposits.  As further discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Strategy”, the Bank intends to reduce its reliance on these types of non-core funding sources.  At December 31, 2008 and 2007, the Bank had brokered deposits of approximately $739.9 million and $379.4 million, respectively.  Due to increases in FDIC assessment rates for all insured institutions as described above, the Bank’s capital level, and the Order, the Bank’s assessment rates will be higher in 2009 than in the past.  In addition, due to the Bank’s capital level and the Order, the Bank is or can become subject to certain additional reporting, filing and/or recordkeeping requirements.

Deposit Insurance.  The Bank is a member of the Deposit Insurance Fund (DIF), which is administered by the FDIC. Deposits are insured up to the applicable limits, by the FDIC, backed by the full faith and credit of the United States Government, including the Transaction Account Guarantee Program.  Under new legislation, during the period from October 3, 2008 through December 31, 2009, the basic deposit insurance limit is $250,000, instead of the $100,000 limit in effect earlier.

The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates for four risk categories. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and  are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV.  Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.

The rule also includes authority for the FDIC to increase or decrease total base assessment rates in the future by as much as three basis points without a formal rulemaking proceeding.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC has adopted a rule imposing on every insured institution a special assessment equal to 20 basis points of its assessment base as of June 30, 2009, to be collected on September 30, 2009.   The special assessment rule also authorizes the FDIC to impose additional special assessments if the reserve ratio of the DIF is estimated to fall to a level that the FDIC’s board believes would adversely affect public confidence or that is close to zero or negative.  Any additional special assessment would be in amount up to 10 basis points on the assessment base for the quarter in which it is imposed and would be collected at the end of the following quarter.  The FDIC has announced that the 20 basis point special assessment may be reduced, but has taken no final action to reduce it.

FDIC-insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the quarter ended December 31, 2008, the Financing Corporation assessment equaled 1.1 basis points for each $100 in domestic deposits.  These assessments, which may be revised based upon the level of insured deposits, will continue until the bonds mature in the years 2017 through 2019.

We paid $2.0 million of FDIC assessments in 2008, $250,000 in 2007, and $229,000 in 2006.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

On October 3, 2008, pursuant to the EESA (discussed below), the FDIC increased its insurance coverage limits on all deposits from $100,000 to $250,000 per account until December 31, 2009. Effective November 21, 2008 and until December 31, 2009, the FDIC expanded deposit insurance limits for certain accounts under the FDIC's Temporary Liquidity Guarantee Program or TLGP. Provided an institution has not opted out, the FDIC may (i) guarantee, under the Debt Guarantee Program or DGP, certain newly issued senior unsecured debt for certain periods and, (ii) under the Transaction Account Guarantee Program or TAGP, will provide full FDIC deposit insurance coverage for noninterest bearing transaction deposit accounts, Negotiable Order of Withdrawal ("NOW") accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts ("IOLTA") accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLGP was available for the first 30 days without charge. Various fees are assessed under the DGP.  The fee assessment for TAGP coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. We are monitoring the many programs which continue to emerge as part of the Federal government's efforts to stabilize and strengthen the nation's economy. All programs are evaluated based on their applicability to us, and whether they will provide benefit to us and our shareholders. The Bank is participating in TAGP  As neither ICB nor the Bank anticipate issuing qualifying debt, they will not participate in the DGP.

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

Fiscal and Monetary Policies. Our business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve Board are (a) conducting open market operations in United States government securities; (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions’ deposits, and (d) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the Federal Reserve Board may have a material effect on our business, results of operations and financial condition.  We cannot predict the nature or impact of future changes in monetary and fiscal policies.

The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect market interest rates. From January 2001 to June 2003, the Federal Reserve Board decreased interest rates numerous times, reducing the overnight "Federal Funds" rate from 6.50% to 1.00%, the lowest level in four decades. From June 2004 to June 2006, the Federal Reserve Board reversed direction and increased rates 17 times to 5.25%. From September 2007 through December 2008, the Federal Reserve Board reduced rates ten times to their current level of 0.25%. The nature and timing of any future changes in such policies and their impact on us cannot be predicted. However, depending on the degree to which our interest-earning assets and interest-bearing liabilities are rate sensitive, increases in rates would have a temporary effect of increasing our net interest margin, while decreases in interest rates would have the opposite effect. In addition, adverse economic conditions, including a downturn in the local or regional economy and rising energy prices, could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting our net income or other operating costs.

Federal Reserve Board regulations also require the Bank to maintain non-interest earning reserves against the Bank’s transaction deposit accounts.  Currently, the first $10.3 million of otherwise reservable balances are exempt from the reserve requirement, a 3% reserve requirement applies to balances over $10.3 million up to $44.4 million and a 10% reserve requirement applies to balances over $44.4 million.  The Bank was in compliance with these requirements as of December 31, 2008.

Privacy Provisions.  Banking regulators, as required under the GLB Act, have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules generally require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

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

Environmental Regulation.    Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on the Bank. Since the Bank is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, the Bank's primary exposure to environmental laws is through its lending activities and through properties or businesses the Bank may own, lease or acquire. Based on a general survey of the Bank's loan portfolio, conversations with local appraisers and the type of lending currently and historically done by the Bank, management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of December 31, 2008.

Recent Regulatory Developments.    In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Proposals for legislation that could substantially intensify the regulation of the financial services industry are expected to be introduced in the U.S. Congress and in state legislatures. The agencies regulating the financial services industry also frequently adopt changes to their regulations. Substantial regulatory and legislative initiatives, including a comprehensive overhaul of the regulatory system in the U.S., are possible in the months or years ahead. Any such action could have a materially adverse effect on our business, financial condition and results of operations.

Recent months have seen an unprecedented number of government initiatives designed to respond to the stresses experienced in financial markets.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 ("EESA") was signed into law on October 3, 2008. Pursuant to EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to EESA, the U.S. Treasury established the Troubled Asset Relief Program ("TARP") and has since injected capital into many financial institutions under the TARP Capital Purchase Program ("TARP CPP"). The Company thoroughly examined the Capital Purchase Program of the Treasury's Troubled Assets Relief Program (the "TARP Capital Program"), under which the Federal government injects capital into financial institutions through the purchase of preferred stock and warrants, however, due to the Order, is unable to participate in the TARP Capital Program.

On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan ("FSP"), which, among other things, proposes to establish a new Capital Assistance Program ("CAP") through which eligible banking institutions will have access to U.S. Treasury capital as a bridge to private capital until market conditions normalize, and extends the TLGP to October 31, 2009. As a complement to CAP, a new Public-Private Investment Fund on an initial scale of up to $500 billion, with the potential to expand up to $1 trillion, was announced to catalyze the removal of legacy assets from the balance sheets of financial institutions. This proposed fund will combine public and private capital with government financing to help free up capital to support new lending. In addition, the existing Term Asset-Backed Securities Lending Facility ("TALF") would be expanded (up to $1 trillion) in order to reduce credit spreads and restart the securitized credit markets that in recent years supported a substantial portion of lending to households, students, small businesses, and others. Furthermore, the FSP proposes a new framework of governance and oversight to help ensure that banks receiving funds are held responsible for appropriate use of those funds through stronger conditions on lending, dividends and executive compensation along with enhanced reporting to the public. As of the date of this report, we have not determined to seek to participate. However, we will continue to monitor emerging government programs to evaluate whether such programs would be applicable to, and beneficial to, us.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 ("ARRA") was signed into law. AARA is intended to provide tax breaks for individuals and businesses, direct aid to distressed states and individuals, and infrastructure spending. In addition, ARRA imposes new executive compensation and expenditure limits on all previous and future TARP CPP recipients and expands the class of employees to whom the limits and restrictions apply. ARRA also provides the opportunity for additional repayment flexibility for existing TARP CPP recipients. Among other things, ARRA prohibits the payment of bonuses, other incentive compensation and severance to certain highly paid employees (except in the form of restricted stock subject to specified limitations and conditions), and requires each TARP CPP recipient to comply with certain other executive compensation related requirements. These provisions modify the executive compensation provisions that were included in EESA, and in most instances apply retroactively for so long as any obligation arising from financial assistance provided to the recipient under TARP remains outstanding. To the extent that the executive compensation provisions in ARRA are more restrictive than the restrictions described in the Treasury's executive compensation guidelines already issued under EESA, the new ARRA guidelines appear to supersede those restrictions. However, both ARRA and the existing Treasury guidelines contemplate that the Secretary of the Treasury will adopt standards to provide additional guidance regarding how the executive compensation restrictions under ARRA and EESA will be applied. Because, as of the date of this report, the Company is not a TARP CPP recipient, such provisions are not currently applicable to the Company.

In addition, ARRA directs the Secretary of the Treasury to review previously-paid bonuses, retention awards and other compensation paid to the senior executive officers and certain other highly-compensated employees of each TARP CPP recipient to determine whether any such payments were excessive, inconsistent with the purposes of ARRA or the TARP, or otherwise contrary to the public interest. If the Secretary determines that any such payments have been made by a TARP CPP recipient, the Secretary will seek to negotiate with the TARP CPP recipient and the subject employee for appropriate reimbursements to the U.S. government (not the TARP CPP recipient) with respect to any such compensation or bonuses. ARRA also permits the Secretary, subject to consultation with the appropriate federal banking agency, to allow a TARP CPP recipient to repay any assistance previously provided to such TARP CPP recipient under the TARP, without regard to whether the TARP CPP recipient has replaced such funds from any source, and without regard to any waiting period. Any TARP CPP recipient that repays its TARP assistance pursuant to this provision would no longer be subject to the executive compensation provisions under ARRA. Because, as of the date of this report, the Company is not a TARP CPP recipient, such provisions are not currently applicable to us.

On February 18, 2009, the U.S. Treasury announced the Homeowner Affordability and Stability Plan ("HASP"), which proposes to provide refinancing for certain homeowners, to support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac, and to establish a Homeowner Stability Initiative to reach at-risk homeowners. Among other things, the Homeowner Stability Initiative would offer monetary incentive to mortgage servicers and mortgage holders for certain modifications of at-risk loans, and would establish an insurance fund designed to reduce foreclosures.

It is not clear at this time what impact EESA, the CPP, the TLGP, the FSP, AARA, HASP, or other liquidity and funding initiatives will have on the financial markets and the other difficulties described above, including the high levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Failure of these programs to address the issues noted above could have an adverse effect on the Company and its business.

Future Legislation. Additional legislation, including proposals to change substantially the financial institution regulatory system, is from time to time introduced in Congress. This legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on our business, results of operations or financial condition.

Employees

As of December 31, 2008, we had 196 employees. Management believes that its relations with employees are satisfactory. We are not subject to any collective bargaining agreements.

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

Risks Relating to Our Industry

Recent negative developments in the financial institutions industry and credit markets, as well as the economy in general, may continue to adversely affect our financial condition and results of operations.

The recent negative events in the housing market, including significant and continuing home price reductions coupled with the upward trends in delinquencies and foreclosures, have resulted and will likely continue to result in poor performance of mortgage and construction loans and in significant asset write-downs by many financial institutions. This has caused and will likely continue to cause many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to seek government assistance or bankruptcy protection.  Bank failures and liquidations or sales by the FDIC as receiver have also increased.

Reduced availability of commercial credit and increasing unemployment have further contributed to deteriorating credit performance of commercial and consumer loans, resulting in additional write-downs. Financial market and economic instability has caused many lenders and institutional investors to severely restrict their lending to customers and to each other.  This market turmoil and credit tightening has exacerbated commercial and consumer deficiencies, the lack of consumer confidence, market volatility and widespread reduction in general business activity. Financial institutions also have experienced decreased access to deposits and borrowings.

It is difficult to predict how long these economic conditions will exist, which of our markets and loan products will ultimately be most affected, and whether our actions will effectively mitigate these external factors. The current economic pressure on consumers and businesses and the lack of confidence in the financial markets has adversely affected and may continue to adversely affect our business, financial condition, results of operations and stock price. We do not believe these conditions are likely to improve in the near future.  As a result of the challenges presented by these conditions, we face the following risks:

•
The number of our borrowers unable to make timely repayments of their loans, and/or decreases in the value of real estate collateral securing the payment of such loans could continue to rise, resulting in additional credit losses, which could have a material adverse effect on our operating results.

•
Potentially increased regulation of our industry, including heightened legal standards and regulatory requirements, as well as expectations imposed in connection with recent and proposed legislation.  Compliance with such additional regulation will likely increase our operating costs and may limit our ability to pursue business opportunities.

•
The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

•	Further disruptions in the capital markets or other events, which may result in an inability to borrow on favorable terms or at all from other financial institutions.

•
Further increases in FDIC insurance premiums, due to the increasing number of failed institutions, which have significantly depleted the Deposit Insurance Fund of the FDIC and reduced the ratio of reserves to insured deposits.  Our current risk profile will also cause us to pay higher deposit insurance premiums.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

The recently enacted Emergency Economic Stabilization Act of 2008 (the “EESA”) authorizes the United States Department of the Treasury (the “Treasury”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program, or “TARP.”  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000.  This increase is in place until the end of 2009.

The EESA followed, and has been followed by, numerous actions by the Board of Governors of the Federal Reserve System, the U.S. Congress, the Treasury, the FDIC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007.  These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. Treasury also recently announced its Financial Stability Plan, to attack the current credit crisis, and its Homeowner Affordability and Stability Plan, which seeks to help up to nine million families restructure or refinance their mortgages to avoid foreclosure.  In addition, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act.  The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system, improve the flow of credit and foster an economic recovery.  The regulatory and legislative initiatives described above may not have their desired effects, however.  If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels.  In some cases, the markets have produced downward pressure on financial institution stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital in the future and on our business, financial condition and results of operations.

The actions and commercial soundness of other financial institutions could affect our ability to engage in routine funding transactions.

Financial service institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to different industries and counterparties because we execute transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Recent defaults by financial services institutions, and even rumors or questions about one or more financial services institutions or the financial services industry in general, have led to market wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of counterparty. Any such losses could materially and adversely affect our results of operations.

Risks Relating to ICB and the Bank

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm in their audit report for fiscal year 2008 has expressed substantial doubt about our ability to continue as a going concern. Continued operations may depend on our ability to comply with the terms of the Order (discussed below) and the financing or other capital required to do so may not be available or may not be available on acceptable terms.  Our audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, our shareholders will lose some or all of their investment in the Company.

Certain regulatory actions were recently taken against us.

On February 17, 2009, the Bank entered into a stipulation and consent to the issuance of a February 17, 2009 order to cease and desist (the “Order”) by the FDIC and the DFI.  Under the terms of the Order, a formal corrective action, the Bank has agreed to take certain measures in the areas of management, capital, loan loss allowance determination, risk management, liquidity management, board oversight and monitoring of compliance, and restricts payment of dividends and the opening of branch or other Bank offices. Specifically, the Order requires that the Bank submit to the regulators within 60 days a detailed capital plan to address how the Bank will remain “adequately capitalized” and within 180 days increase its Tier 1 leverage ratio above 9% and total risk-based capital ratio above 13%.  The Bank must also submit to the regulators a revised policy for determining the allowance for loan losses, plans for reducing commercial real estate loan concentrations and brokered deposits, a liquidity plan, strategic business plan and profitability plan. The Order specifies certain timeframes for meeting these requirements, and the Bank must furnish periodic progress reports to the FDIC and DFI regarding its compliance with the order.

In addition, the FRB San Francisco has notified ICB that it may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the FRB San Francisco.  Further, ICB may not make indemnification and severance payments without complying with certain statutory restrictions, including prior written approval of the Federal Reserve Board and concurrence from the FDIC.  ICB is also generally prohibited from receiving dividends from the Bank, making any dividend payments to shareholders or distributions on its trust preferred securities), and increasing or renewing any debt, without receiving the prior approval from the FRB San Francisco.

Our failure to comply with the Order or FRB San Francisco notification may result in additional regulatory action, including the assessment of civil money penalties against the Bank and its officers and directors or enforcement of the Order through court proceedings.

We may be required to raise additional capital, but that capital may not be available and without additional capital other courses such as selling assets, looking for merger partners may need to be pursued.

As noted above, under the terms of the Order, the Bank is required to develop and adopt a plan to address how it will remain “adequately capitalized” and within 180 days increase its Tier 1 leverage ratio above 9% and total risk-based capital ratio above 13%.  Our ability to comply with the Order is contingent on current and future economic conditions and on our financial performance which may ultimately require us to seek additional capital.  Capital market conditions are currently unfavorable, and we do not anticipate any material improvement in these markets in the near term. Accordingly, we cannot be certain of our ability to raise additional capital on any terms. If we cannot raise additional capital and/or continue to down-size operations or complete a strategic merger or sale, we may not be able to sustain further deterioration in our financial condition and other regulatory actions may be taken against us.

Our ability to pay cash dividends is restricted by law, by our regulators and by contractual arrangements, and if the Bank is unable to pay ICB cash dividends to meet its cash obligations, our business, financial condition, results of operations and prospects will be adversely affected.

Dividends paid by the Bank to ICB provide cash flow used to service the interest payments on our trust preferred securities. Due to the Order, the Bank may not pay dividends to ICB without FDIC, DFI and Federal Reserve prior approval, and we are unable to pay distributions (interest payments) on our trust preferred securities without prior Federal Reserve approval. We deferred payment on the trust preferred securities for the first time during the first quarter of 2009 and do not anticipate resuming those payments in the near term.  If we are unable to resume payments on the trust preferred securities after five years, we will be in default under those securities, which would give the holders of those securities the right to demand payment of the liquidation (principal) amount in full.  The aggregate liquidation (principal) amount of our currently outstanding trust preferred securities is $86.6 million.  The acceleration of this amount would likely have a material adverse affect on our financial condition.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business, as we must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect the financial services industry in general or us specifically, such as a decline in the level of our business activity due to a market downturn or adverse action taken against us by our regulators or our lenders.  In this regard, the cease and desist order recently imposed against us by the FDIC and DFI require us to develop a plan to eliminate our reliance on brokered deposits, and our credit facility with the Federal Home Loan Bank of San Francisco was temporarily suspended until further notice, which currently prohibits us from receiving any additional Federal Home Loan Bank advances.  These developments may require us to seek more expensive funding sources to support our operations, which would adversely affect our results of operations.

Other-than-temporary impairment charges in our held-to-maturity investment securities portfolio could result in significant losses and cause the Company and the Bank to become significantly undercapitalized and adversely affect our continuing operations.

At December 31, 2008, we maintained an $817.0 million portfolio of corporate sponsored collateralized mortgage obligations (“CMOs”) that are classified as held-to-maturity.  These CMOs are secured by Alt A first lien residential mortgage loans geographically dispersed across the United States.  At December 31, 2008 the fair value of these securities was $591.5 million.  Under U.S. generally accepted accounting principles, when a security is deemed to be OTTI, it must be written down to its fair value as a charge against net income.  As of December 31, 2008, no OTTI charges have been recorded on this portfolio.

We closely monitor these and our other investment securities for changes in credit risk, and intend to hold these CMOs until the market value recovers or they mature.  The valuation of these securities will also continue to be influenced by external market and other factors, including implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting, and default rates of specific CMOs, rating agency actions, and the prices at which observable market transactions occur.  The current market environment significantly limits our ability to mitigate our exposure to valuation changes in these securities by selling them.  Accordingly, if market conditions deteriorate further and we determine our holdings of these or other investment securities are OTTI, our future earnings, shareholders' equity, regulatory capital and continuing operations could be materially adversely affected.

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

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities.  In a changing interest rate environment, we may not be able to manage this risk effectively.  Given our current volume and mix of interest-bearing assets and liabilities, our interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining. While an increase in interest rates generally should positively affect our net interest margin, it may also cause borrowers with variable loan rates to have difficulty paying their loans and this may have the affect of lowering our loan volume and profits.  Changes in the level of interest rates also may negatively affect our ability to originate loans, the value and performance of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

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

We may suffer losses in our loan portfolio despite our underwriting practices.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices.   Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.

Negative events in certain geographic areas, particularly California, could adversely affect us.

Although we have significantly increased the geographic diversification of our loan portfolio since commencing our national expansion, our real estate loans remain heavily concentrated in the State of California, with approximately 39.5% of our real estate loans as of December 31, 2008 secured by collateral and made to borrowers in that state.  In addition, as of that date, approximately 5.4%, 4.6%, 5.5%, 3.3% and 13.3% of our real estate loans were secured by collateral and made to borrowers in the States of Arizona, Florida, New York, Ohio and Texas, respectively. We have no other state geographic concentration of loans in excess of three percent of our total gross loan portfolio. A worsening of economic conditions in California or in any other state in which we have a significant concentration of borrowers could have a material adverse effect on our business, by reducing demand for new financings, limiting the ability of customers to repay existing loans, and impairing the value of our real estate collateral and real estate owned properties.

Our provisions for loan losses increased substantially during the past year, and we may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future.

Our provision for loan losses was $78.0 million for the year ended December 31, 2008, compared to $11.1 million for the prior year.  The increase in the provision for loan losses was primarily due to the net increase in non-performing loans, from $38.0 million at December 31, 2007 to $154.9 million at December 31, 2008.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—2008 Compared to 2007-Provision for Loan Losses.”  Primarily as a result of the increased loan loss provision, we incurred a net loss for 2008 of $32.6 million, compared to net income of $15.6 million in 2007.  If the current adverse trends in real estate markets and the economy continue, we expect we will continue to experience elevated levels of non-performing loans and credit losses.  As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve, the Office of Thrift Supervision and the Office of the Comptroller of the Currency, have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending.  Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors,  (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial  real estate related entities, represent 300% or more of total capital. In addition, the guidance requires in this event that management employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.  We have concluded that we have a concentration in commercial real estate lending under the foregoing standards. The Order requires us to develop a plan to reduce our commercial real estate loan concentration.

Our income producing property loans involve higher principal amounts and expose us to a greater risk of loss than one-to-four family residential loans.

At December 31, 2008, we had $2.3 billion of loans secured by commercial and multi-family real estate, representing 84.5% of our total real estate loans and 82.7% of our gross loan portfolio.  The income generated from the operation of the property securing the loan is generally considered by us to be the principal source of repayment on this type of loan.  A significant portion of the income producing property lending in which we engage typically involves larger loans to a single borrower and is generally viewed as exposing the lender to a greater risk of loss than one-to-four family residential lending because these loans generally are not fully amortizing over the loan period, but have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.  Income producing property values are also generally subject to greater volatility than residential property values. The liquidation values of income producing properties may be adversely affected by risks generally incident to interests in real property, such as:

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

The national expansion of our real estate loan platform and, in particular, our small balance multi-family real estate loans has led to an increase in the number of these types of loans in our portfolio. Many of these loans are unseasoned and have not been subjected to unfavorable economic conditions.  We have limited experience in originating loans outside the State of California and as a result do not have a significant payment history pattern with which to judge future collectibility. At December 31, 2008, $1.6 billion, or 60.5%, of our real estate secured loans were secured by properties located outside the state of California. As a result, it is difficult to predict the future performance of this portion of our real estate loan portfolio.  These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our profitability.

Our construction loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate.

Although we are not originating new construction loans, we historically originated construction loans for income producing properties, as well as for single family home construction.  At December 31, 2008, construction and land loans totaled $408.6 million, or 14.7% of loans receivable.  Residential, including condominium, construction loans consisted of $208.5 million, or 7.5% of our total loan portfolio at December 31, 2008.  Construction lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion.  There are also risks associated with the timely completion of the construction activities for their allotted costs, as a number of factors can result in delays and cost overruns, and the time needed to stabilize income producing properties or to sell residential tract developments.  Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

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

Any breach of representations and warranties made by us to our loan purchasers or credit default on our loan sales may require use to repurchase or substitute such loans we have sold.

We engage in loan sales pursuant to agreements that generally require us to repurchase or substitute loans in the event of a breach of a representation or warranty made by us to the loan purchaser.  Any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or first payment default on such mortgage loans, may require us to repurchase or substitute loans. Any claims asserted against us in the future by one of our loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on our results of operations and financial condition.

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

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.  In addition, we may not have adequate remedies against the prior owner or other responsible parties or could find it difficult or impossible to sell the affected properties, which could also materially adversely affect our business, financial condition and results of operations.

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

A natural disaster could harm our business.

Historically, California has been susceptible to natural disasters, such as earthquakes, floods and wildfires. These natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling the flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. Additionally, natural disasters could negatively impact the values of collateral securing our loans and interrupt our borrowers’ abilities to conduct their businesses in a manner to support their debt obligations, either of which could result in losses and increased provisions for credit losses.

We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business.

Bank holding companies and California-charted commercial banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. We are subject to the Bank Holding Company Act of 1956, as amended, and to regulation and supervision by the FRB. Imperial Capital Bank is subject to regulation and supervision by the FDIC and DFI. The cost of compliance with regulatory requirements may adversely affect our results of operations or financial condition. Federal and state laws and regulations govern numerous matters including: changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution; permissible types, amounts and terms of extensions of credit and investments; permissible non-banking activities; the level of reserves against deposits; and restrictions on dividend payments.  These and other restrictions limit the manner in which we may conduct our business and obtain financing.

Competition with other financial institutions could adversely affect our profitability.

The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete with us. Consolidation among financial service providers has resulted in fewer very large national and regional banking and financial institutions holding a large accumulation of assets. These institutions generally have significantly greater resources, a wider geographic presence or greater accessibility. Our competitors sometimes are also able to offer more services, more favorable pricing or greater customer convenience than we do. In addition, our competition has grown from new banks and other financial services providers that target our existing or potential customers. As consolidation continues among large banks, we expect additional institutions to try to exploit our market.  We also face increased competition from large investment banks converting to bank holding companies.

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

Changes in accounting standards may affect our performance.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations.  From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements.  These changes can be difficult to predict and can materially impact how we report and record our financial condition and results of operations.  In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements.

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

Our business, financial condition and results of operations may be adversely affected if we are unable to insure against or control our operations risks.

We are subject to various operations risks, including, but not limited to, data processing system failures and errors, communications and information systems failures, errors and breaches, customer or employee fraud, and catastrophic failures resulting from terrorist acts or natural disasters. Should an event occur that is not prevented or detected by our internal controls, or is uninsured or in excess of applicable insurance limits, it could damage our reputation, result in a loss of customer business, cause additional regulatory scrutiny, and expose us to litigation risks and possible financial liability, any of which could adversely affect our business, financial condition and results of operations.

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

Risks Relating to Our Common Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell the common stock when you want or at prices you find attractive.

We cannot predict how the shares of our common stock will trade in the future. The market price of our common stock will likely continue to fluctuate in response to a number of factors, including the following, most of which are beyond our control, as well as the other factors described in this “Risk Factors” section:

•	actual or anticipated quarterly fluctuations in our operating and financial results;

•	developments related to investigations, proceedings or litigation that involve us;

•	actions of our current shareholders, including sales of common stock by existing shareholders and our directors and executive officers;

•	fluctuations in the stock prices and operating results of our competitors;

•	regulatory developments, whether affecting the industry in general or us in particular; and

•	other developments related to the financial services industry.

Our common stock was recently de-listed from the New York Stock Exchange (the “NYSE”) because we fell below the NYSE’s continued listing standard regarding average global market capitalization over a consecutive 30 trading-day period of not less than $25,000,000, which is viewed as a minimum continued listing threshold.  Our common stock now trades over-the-counter in the “Pink Sheets.”  It is unknown whether our shares will ever again qualify for listing on a national securities exchange.  Unless and until this occurs, a broadly followed, established trading market for our common stock will be difficult to maintain.  Furthermore, we cannot assure you that at least one company will continue to make a market in our common stock.  This reduced trading market for our common stock may lower the market value of the common stock and make it difficult to buy or sell our shares on short notice.  The limited trading market could also result in a wider spread between the bid and ask price for the stock, meaning the highest price being offered for shares for sale at any particular time may be further from the lowest price being offered by buyers for the stock at the moment than if the stock were more actively traded (the difference between the bid and ask price being the “spread” for the stock).  This could make it more difficult to sell a large number of shares at one time and could mean the sale of a large number of shares at one time could depress the market price.

There may be future sales of additional common stock or other dilution of our equity, which may adversely affect the market price of our common stock.

The Order requires us to increase our capital levels which may involve the sale of our securities.  We are not restricted from issuing additional common stock, including any preferred or debt securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or any substantially similar securities.  As a result of any such issuance, our shareholders may experience dilution of their ownership interests, and the newly issued securities could have rights superior to those of our common stock.  This could in turn result in a decline in the market price of our common stock.

Anti-takeover provisions could negatively impact our shareholders.

Provisions in our certificate of incorporation and bylaws, the corporate law of the State of Delaware and federal regulations could delay or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the market price of our common stock.  These provisions include: a prohibition on voting shares of common stock beneficially owned in excess of 10% of total shares outstanding, supermajority voting requirements for certain business combinations with any person who beneficially owns 10% or more of our outstanding common stock; the election of directors to staggered terms of three years; advance notice requirements for nominations for election to our Board of Directors and for proposing matters that shareholders may act on at shareholder meetings, a requirement that only directors may fill a vacancy in our Board of Directors and supermajority voting requirements to remove any of our directors.  Our certificate of incorporation also authorizes our Board of Directors to issue and set the voting and other terms of preferred stock without shareholder approval, and preferred stock could therefore be issued as a defensive measure in response to a takeover proposal.  In addition, because we are a bank holding company, purchasers of 10% or more of our common stock may be required to obtain approvals under the Change in Bank Control Act of 1978, as amended, or the Bank Holding Company Act of 1956, as amended (and in certain cases such approvals may be required at a lesser percentage of ownership).  Specifically, under regulations adopted by the Federal Reserve, (a) any other bank holding company may be required to obtain the approval of the Federal Reserve to acquire or retain 5% or more of our common stock and (b) any person other than a bank holding company may be required to obtain the approval of the Federal Reserve to acquire or retain 10% or more of our common stock.

These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock.  These provisions could also discourage proxy contests and make it more difficult for holders of our common stock to elect directors other than the candidates nominated by our Board of Directors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following sets forth our material facilities as of December 31, 2008.

Locations	Office Uses	Square Footage	Year Current Lease Term Expires

La Jolla, CA	Corporate Headquarters	21,903	2013
Glendale, CA	Loan Operations Division/Loan Administration/Asset Management/Operations Support	39,188	2012
New York, NY	East Coast Corporate Headquarters	3,810	2009
Glendale, CA	ICB Entertainment Finance	1,795	2012
Glendale, CA	Bank Branch	4,791	2012
Encino, CA	Bank Branch	5,145	2009
San Francisco, CA	Bank Branch	5,005	2014
Costa Mesa, CA	Bank Branch	3,990	2011
San Diego, CA	Bank Branch	3,046	2011
Beverly Hills, CA	Bank Branch	2,218	2010
Carson City, NV	Bank Branch	3,000	2009
Baltimore, MD	Bank Branch	3,467	2013
Las Vegas, NV	Bank Branch	5,400	2014
Red Bank, NJ	Loan Origination Office	1,800	2009
Houston, TX	Loan Origination Office	3,420	2011

For additional information regarding our premises, see “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements - Note 6”.

In February 2009, we closed our offices in Red Bank, NJ and Houston, TX, in connection with a reduction in our workforce.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

On December 29, 2008, the trading of our shares on the New York Stock Exchange (“NYSE”) was suspended due to our failure to meet the NYSE’s minimum global market capitalization thresholds.  Our shares are currently trading on the Pink Sheets under the symbol “IMPC”.  Prior to the NYSE’s suspension of our common stock trading, our shares traded on the NYSE under the symbol “IMP”.  As of March 3, 2009, there were 76 holders of record of ICB’s common stock representing an estimated 1,268 beneficial shareholders with a total of 5,428,760 shares outstanding.

The following table sets forth, for the periods indicated, the range of high and low trade prices for ICB’s common stock and the cash dividends declared per share. Stock price data reflects inter-dealer prices, without retail mark-up, mark-down or commission.

	Market Price			Average Daily
	High	Low	Close	Closing Price
2008 4th Quarter	$10.50	$1.94	$2.25	$3.92
3rd Quarter	11.65	2.75	8.61	8.21
2nd Quarter	23.92	5.73	5.73	12.88
1st Quarter	27.87	13.68	21.62	20.88
2007 4th Quarter	$28.29	$17.43	$18.30	$21.94
3rd Quarter	54.11	27.51	28.25	39.14
2nd Quarter	55.59	48.00	52.12	51.62
1st Quarter	61.95	47.50	52.02	54.94

Cash dividends declared per share	2008	2007
1st Quarter	$0.16	$0.16
2nd Quarter	—	0.16
3rd Quarter	—	0.16
4th Quarter	—	0.16
Total	$0.16	$0.64

As a bank holding company, ICB’s ability to pay dividends may be affected by regulations, including those governing the payment of dividends by the Bank to ICB, which could be a source of funds for any dividends paid by ICB, as well as by the policies of the Federal Reserve Board. Under federal regulations, the dollar amount of dividends the Bank may pay depends upon its capital position and recent net income. Generally, if the Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed under state law and FDIC regulations.  Under the Order, however, the Bank may not pay dividends to ICB without the approval of the FDIC and the DFI.  See “Item 1. Business—Regulatory Action.”

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

The Company, as a result of the notification it received recently from the FRB San Francisco, is currently prohibited from making any dividend payments, including distributions on its trust preferred securities, without the approval of the FRB San Francisco.  As a result, the Company is currently deferring the payment of interest on its junior subordinated debentures and distributions on the corresponding trust preferred securities are also being deferred.  See “Item 1. Business—Regulatory Action” and Note 16 to our consolidated financial statements included in Item 8 of this report.

Stock Repurchases

The following table sets forth the repurchases of our common stock for the fiscal quarter ended December 31, 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2008 to October 31, 2008	—	$—	—	110,486
November 1, 2008 to November 30, 2008	48	3.50	—	110,486
December 1, 2008 to December 31, 2008	—	—	—	110,486
Total	48	$3.50	—	110,486
_______________
(1)	Shares purchased during the quarter ended December 31, 2008, represent open market purchases by the Company’s rabbi trust in connection with our Nonqualified Deferred Compensation Plan.
(2)
There were no repurchases under the twelfth extension of our stock repurchase program during the three months ended December 31, 2008.  The twelfth extension was announced on March 14, 2006, and authorized the repurchase of an additional 5% of the outstanding shares as of the authorization date.  At December 31, 2008, a total of 110,486 shares remained available for repurchase under this extension.

The Company is currently prohibited from repurchasing its stock without the approval of the FRB San Francisco.

Performance Graph

The following graph compares the performance of our Common Stock with that of the New York Stock Exchange Composite Index, the NASDAQ Composite Index (U.S. Companies) and the SNL Bank Index over a five year period through December 31, 2008. The comparison assumes $100 was invested on December 31, 2002 in our Common Stock and in each of the foregoing indices and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Imperial Capital Bancorp, Inc.	100.00	117.35	97.50	116.92	37.71	4.67
NYSE Composite (1)	100.00	112.57	120.40	141.90	147.05	89.39
SNL Bank Index	100.00	112.06	113.59	132.87	103.25	58.91
_______________
(1)	The NYSE Composite Index has been used rather than a Pink Sheets related index because we believe it is more relevant since we traded on the Pink Sheets for only three trading days in 2008.

Item 6. Selected Financial Data

The following condensed consolidated statements of operations and financial condition and selected performance ratios as of December 31, 2008, 2007, 2006, 2005, and 2004 and for the years then ended have been derived from our audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	For the years ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Condensed Consolidated Statements of Operations
Total interest income	$254,213	$251,271	$226,501	$178,158	$124,954
Total interest expense	160,270	164,583	132,075	86,486	41,418
Net interest income before provision for loan losses	93,943	86,688	94,426	91,672	83,536
Provision for loan losses	77,965	11,077	5,000	10,250	4,725
Net interest income after provision for loan losses	15,978	75,611	89,426	81,422	78,811
Non-interest (loss) income (1)	(10,250)	3,133	2,772	6,574	14,508
Non-interest expense:
Compensation and benefits	21,759	23,899	21,265	21,737	21,444
Occupancy and equipment	7,558	7,832	7,439	7,177	5,924
Other general and administrative expenses	21,730	19,633	17,743	17,344	14,666
Other real estate and other assets owned expense, net	8,558	1,125	369	193	712
Total non-interest expense	59,605	52,489	46,816	46,451	42,746
(Loss) income before (benefit) provision for income taxes	(53,877)	26,255	45,382	41,545	50,573
(Benefit) provision for income taxes	(21,281)	10,635	18,493	17,482	19,948
NET (LOSS) INCOME	$(32,596)	$15,620	$26,889	$24,063	$30,625
BASIC (LOSSES) EARNINGS PER SHARE	$(6.01)	$2.85	$4.83	$4.19	$5.04
DILUTED (LOSSES) EARNINGS PER SHARE	$(6.01)	$2.81	$4.71	$4.04	$4.75

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Condensed Consolidated Statements of Financial Condition
Cash and cash equivalents	$403,119	$8,944	$30,448	$93,747	$87,580
Investment securities available-for-sale, at fair value	146,799	117,924	99,527	92,563	66,845
Investment securities held-to-maturity, at amortized cost	942,686	159,023	193,512	233,880	296,028
Stock in Federal Home Loan Bank	63,498	53,497	48,984	43,802	23,200
Loans, net	2,748,956	3,125,072	2,973,368	2,523,480	1,793,815
Interest receivable	21,305	20,841	20,753	16,287	10,695
Other real estate and other assets owned, net	38,031	19,396	6,729	3,960	—
Premises and equipment, net	7,701	8,550	7,851	6,718	6,645
Deferred income taxes	22,338	12,148	11,513	12,717	10,468
Goodwill	3,118	3,118	3,118	3,118	3,118
Other assets	42,287	22,706	19,707	20,924	19,677
Total Assets	$4,439,838	$3,551,219	$3,415,510	$3,051,196	$2,318,071
Deposit accounts	$2,931,040	$2,181,858	$2,059,405	$1,735,428	$1,432,032
Federal Home Loan Bank advances and other borrowings	1,205,633	1,021,235	1,010,000	992,557	584,224
Account payable and other liabilities	26,996	33,959	38,168	32,130	20,491
Junior subordinated debentures	86,600	86,600	86,600	86,600	86,600
Shareholders’ equity	189,569	227,567	221,337	204,481	194,724
Total Liabilities and Shareholders’ Equity	$4,439,838	$3,551,219	$3,415,510	$3,051,196	$2,318,071
Book value per share	$37.76	$44.22	$42.07	$37.85	$35.09
____________
(1)
For 2004, includes fee income earned in connection with the tax refund lending program pursuant to our strategic alliance with various subsidiaries of Household International, Inc. (“Household”), a wholly owned subsidiary of HSBC Holdings plc (NYSE-HBC).  This program was terminated by Household in 2004 subsequent to the tax filing season.

	As of and for the years ended December 31,
	2008	2007	2006	2005	2004
Selected Performance Ratios
Return on average assets	(0.83)%	0.45%	0.86%	0.90%	1.47%
Return on average shareholders’ equity	(14.35)%	6.88%	12.75%	12.12%	15.44%
Net interest margin (1)	2.42%	2.51%	3.06%	3.43%	4.12%
Average interest earning assets to average interest bearing liabilities	106.44%	107.74%	108.21%	109.32%	127.50%
Efficiency ratio (2)	60.99%	57.18%	47.79%	47.08%	42.87%
Total general and administrative expense to average assets	1.30%	1.47%	1.49%	1.73%	2.02%
Average shareholders’ equity to average assets	5.78%	6.52%	6.78%	7.39%	9.51%
Dividend payout ratio (3)	(2.66)%	22.78%	12.74%	—	—
Nonperforming assets to total assets	4.34%	1.62%	0.97%	0.92%	0.63%
Allowance for loan losses to loans held for investment, net (4)	1.81%	1.51%	1.53%	1.71%	1.94%
Allowance for loan loss to nonaccrual loans	32.66%	125.87%	175.40%	180.59%	242.17%
Net charge-offs to average loans held for investment, net	2.50%	0.30%	0.10%	0.09%	0.16%
____________
(1)	Net interest margin represents net interest income divided by total average interest earning assets.
(2)	Efficiency ratio represents general and administrative expenses divided by non-interest income and net interest income before provision for loan losses.
(3)	Dividends declared per common share as a percentage of net income (loss) per diluted share.
(4)	Loans held for investment, net, represent loans before allowance for loan losses.

The following table includes supplementary quarterly operating results and per share information for the past two years. The data presented should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with “Item 8. Financial Statements and Supplementary Data” included elsewhere in this report.

Quarterly Operations (Unaudited)

	For the Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2008
Interest income	$59,084	$63,367	$69,409	$62,353
Interest expense	39,006	38,594	40,512	42,158
Net interest income before provision for loan losses	20,078	24,773	28,897	20,195
Provision for loan losses	4,250	6,250	10,125	57,340
Non-interest income (loss)	268	(1,149)	(4,422)	(4,947)
General and administrative expense	13,490	12,690	12,846	12,021
Total real estate and other assets owned expense, net	1,455	800	621	5,682
Provision (benefit) for income taxes	454	1,534	350	(23,619)
Net income (loss)	697	2,350	533	(36,176)
Basic earnings (losses) per share	$0.13	$0.43	$0.10	$(6.66)
Diluted earnings (losses) per share	$0.13	$0.43	$0.10	$(6.66)
2007
Interest income	$63,332	$62,983	$62,699	$62,257
Interest expense	39,343	41,166	42,021	42,053
Net interest income before provision for loan losses	23,989	21,817	20,678	20,204
Provision for loan losses	750	500	5,266	4,561
Non-interest income	716	843	949	625
General and administrative expense	12,421	11,903	13,255	13,785
Total real estate owned expense, net	163	195	199	568
Provision for income taxes	4,634	4,024	1,193	784
Net income	6,737	6,038	1,714	1,131
Basic earnings per share	$1.22	$1.10	$0.31	$0.21
Diluted earnings per share	$1.19	$1.08	$0.31	$0.21

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis reviews our operating strategy and the financial condition and results of our consolidated operations, including our significant consolidated subsidiaries: Imperial Capital Bank and Imperial Capital Real Estate Investment Trust.  This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere in this report.

Operating Strategy

Our performance for the year ended December 31, 2008 was adversely affected by the national economic slowdown and precipitous decline in housing prices and illiquidity of the credit markets.  These economic conditions affected the banking industry, and contributed to significant deterioration in the credit quality of our real estate loan portfolio, particularly our construction and land development loan portfolio. Many of our construction borrowers, who rely on the sales of homes to repay loans, are not able to find buyers. These borrowers, in turn, have defaulted on loans, which has impaired our ability to recognize interest and has resulted in significant provisions for loan losses. As a result, we incurred a net loss of $32.6 million for the year ended December 31, 2008, received a going concern qualification in our audit report and the Bank entered into the Order.

The financial statements contained within this document have been prepared assuming the Company is a going concern.  We believe the Company has the ability to meet its current obligations for the foreseeable future and we remain focused on strengthening our liquidity position in order to support the reduction of our wholesale funding sources.  As of December 31, 2008, we had in excess of $400 million of cash and cash equivalents, and remain committed to increasing our liquidity positions through cash flows generated from our retail deposit products and the anticipated principal amortization from our loan and investment securities portfolios.

Despite recording substantial charge-offs and a corresponding net loss for the first time in the Company’s history as a publicly traded company, the charge-offs incurred during the fourth quarter related primarily to the more speculative components of our residential construction and land development portfolio, which consists of land development loans and construction projects that were substantially unfinished.  The remaining loans within this portfolio are not expected to have the same severity of loss exposure due to the markets where the collateral is located and the fact that the majority of these construction loans have finished product available for sale which will be a source of repayment for these loans in the future.  In addition, we believe that the Company currently has sufficient projected revenue generation capacity from its securities and loan portfolios to continue as a going concern.  Although our loss estimates are based on existing information at the time of estimate, it is impossible to predict the effect that future deterioration of economic conditions could have on the performance of our loan portfolio and the losses that could occur.

In response to these financial challenges and increased regulatory supervision, we have taken and are continuing to take a number of tactical actions aimed at preserving existing capital, reducing our lending exposures and associated capital requirements and increasing liquidity. The tactical actions taken include, but are not limited to the following: slowing loan originations, growing retail deposits, reducing brokered deposits, seeking commercial loan participation and sales arrangements with other lenders or private equity sources, reducing personnel and other operating costs, and eliminating the payment of dividends. Our goal is to return to profitability by reducing our size, stabilizing our losses, managing our problematic assets and reducing overall expenses. We are working on the following four primary objectives as a basis for long-term success of our franchise:

•
Improve Asset Quality.  We have taken proactive steps to resolve our non-performing loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with our borrowers when appropriate.  We also have established a separate department to monitor and attempt to reduce our exposure to a further deterioration in asset quality.  We have applied more conservative underwriting practices to our new loans, including, among other things, requiring more detailed credit information in certain circumstances, increasing the amount of required collateral or equity requirements and reducing loan-to-value ratios.

•
Reduce Asset Base and Improve Regulatory Capital Ratios.  We expect to reduce our asset base which should help reduce our risk profile and improve capital ratios through reductions in the amount of outstanding loans and securities through normal principal amortization, and a corresponding reduction of liabilities.

•
Continued Expense Control. Beginning in 2008 and continuing into 2009, management has undertaken several initiatives to reduce noninterest expenses, and will continue to make it a priority to identify cost savings opportunities throughout all phases of operations. Personnel reductions have and will come primarily from the Bank’s lending operations, including closing selected loan origination offices, as well as some reduction in support areas of the Bank.

•
Reduce Reliance on Wholesale Funding Sources.  We will continue to focus on our strategy of reducing our reliance on wholesale funding sources, which includes Federal Home Loan Bank advances and brokered certificates of deposits, while increasing core deposits and other retail deposit products through our branch and on-line deposit network.  The FHLB of San Francisco suspended our borrowing facility on March 13, 2009, and we are required under the Order to develop a plan to eliminate our reliance on brokered certificates of deposits.  Retail deposits have increased approximately 22% to $2.2 billion during the six months from July to December 2008.  The funding obtained through this channel will continue to be utilized to retire wholesale fundings at their maturities.

We are also evaluating various strategic options and are seeking the assistance of investment banking services to evaluate and potentially pursue the prospects of private equity investment or other capital raising alternatives. While we continue to act upon both tactical and strategic alternatives to raise capital and restructure our balance sheet, as has been widely publicized, access to capital markets is extremely limited in the current economic environment, and we can give no assurances that in the current financial environment our efforts will be successful and will result in sufficient capital preservation or infusion. Our ability to decrease our levels of non-performing assets is also dependent upon market conditions as many of our borrowers rely on an active real estate market as a source of repayment, particularly our construction loan borrowers, and the sale of loans in this market is difficult. If the real estate market does not improve, our level of non-performing assets may continue to increase.

While considerable risks to the Company’s future financial performance exist, management believes that we can effectively respond to these risks and carry on our operations, while we implement our business plan described above and continue to evaluate available resources of capital.  The accompanying consolidated financial statements have been prepared on a going concern basis and contemplate the realization of our assets and the discharge of our liabilities in the normal course of business for the foreseeable future.

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

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements. Accounting polices related to the allowance for loan losses and investments accounted for under Statement of Position (SOP) 03-3 are considered to be critical, as these policies involve considerable subjective judgment and estimation by management. We also consider our accounting polices related to other real estate and other assets owned to be critical due to the potential significance of these activities and the estimates involved. Critical accounting policies, and our procedures related to these policies, are described in detail below. Also see Note 1 — Organization and Summary of Significant Accounting Policies in the accompanying notes to the consolidated financial statements included elsewhere in this report.

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

Other Real Estate and Other Assets Owned.  Properties and other assets acquired through foreclosure, or in lieu of foreclosure, are transferred to the other real estate and other owned portfolio and initially recorded at estimated fair value less the estimated costs to sell the property. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or estimated fair value less the estimated costs of disposition. The fair value of other real estate and other assets owned is generally determined from appraisals obtained from independent appraisers.

Investments Accounted for Under SOP 03-3. Investment securities that are acquired at discounted amounts, in part, due to credit quality concerns are accounted for under SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”.  At acquisition, management reviews each investment to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to its contractual terms.  If both conditions exist, management determines whether the excess of the investment’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted. The remaining amount—representing the excess of the investment’s cash flows expected to be collected over the amount paid—is accreted into interest income over the remaining life of the investment.  Over the life of the investment, management continues to estimate cash flows expected to be collected.  Management evaluates at the balance sheet date whether the present value of its investment determined using the effective interest rates has decreased and if so, recognizes a loss.  For any increases in cash flows expected to be collected, management adjusts the amount of accretable yield recognized on a prospective basis over the investment’s remaining life.

Adoption and Pending Adoption of Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB Statement No. 51.”  SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 was effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No.133."  SFAS No. 161 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to amend and expand the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows.  To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 was effective for the Company on January 1, 2009 and did not have a significant impact on the Company's financial condition or results of operations.

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

Executive Summary

The following discussion and analysis is intended to identify the major factors that influenced our financial condition as of December 31, 2008 and 2007 and our results of operations for the years ended December 31, 2008, 2007 and 2006. Our primary business involves the acceptance of customer deposits and the origination and purchase of loans secured by income producing real estate and, to a lesser extent, the origination of entertainment finance loans.

Consolidated net loss in 2008 was $32.6 million, or $6.01 per diluted share, compared to net income of $15.6 million, or $2.81 per diluted share in 2007 and $26.9 million, or $4.71 per diluted share in 2006.  Net interest income before provision for loan losses increased 8.4% to $93.9 million for the year ended December 31, 2008, compared to $86.7 million for the prior year.  The increase was primarily due to an increase in interest earned on our investment securities held-to-maturity, as well as a decline in our average cost of funds, as deposits have repriced to current market interest rates.  During the years ended December 31, 2008 and 2007, the average balance of our investment securities held-to-maturity was $661.8 million and $176.4 million, respectively.  This increase was partially offset by a decline in interest earned on our loan portfolio, caused by a decline in loan yields and a decline in the average loans outstanding during 2008.  The decline in loan yields was primarily caused by adjustable rate loans repricing to lower current market interest rates and an increase in the average balance of non-performing loans.  Net interest income was further impacted by an increase in interest expense incurred on FHLB and other borrowings, which was primarily caused by an increase in its average balance outstanding during 2008 as compared to 2007.

During the current year, we recorded a provision for loan losses of $78.0 million compared to $11.1 million for the same period last year.  The increase in the provision related primarily to the increase in our non-performing loans during 2008.  Non-performing loans as of December 31, 2008 were $154.9 million, compared to $38.0 million at December 31, 2007.  The increase in non-performing loans during the year was primarily related to non-performing construction and land development loans, which increased from $8.8 million at December 31, 2007 to $101.4 million at December 31, 2008.  With the housing and secondary mortgage markets continuing to deteriorate and showing no signs of stabilizing in the near future, we continue to aggressively monitor our real estate loan portfolio, including our construction and land loan portfolio.  Our construction and land loan portfolio at December 31, 2008 totaled $408.9 million, of which $238.2 million were residential and condominium conversion construction loans and land development loans, representing 8.5% of our total loan portfolio.

The net loss for 2008 was further impacted by a $13.4 million variance in the non-interest loss recorded during the current year compared to the prior year.  Non-interest loss was $10.3 million for the year ended December 31, 2008, compared to non-interest income of $3.1 million for 2007.  The decline in non-interest income primarily related to $9.3 million other-than-temporary impairment charges recognized on our investment securities available-for-sale during the current year.  The net loss was also impacted by a $7.1 million increase in non-interest expense during 2008 compared to 2007 primarily related to an increase in the provision for losses on real estate and other assets owned.

Total loan production, including the unfunded portion of loans, was $345.1 million for the year ended December 31, 2008, as compared to $1.2 billion and $1.6 billion, for the years ended December 31, 2007 and 2006, respectively.  Loan production in 2008 consisted of the origination of $155.8 million of commercial real estate loans, $113.7 million of small balance multi-family real estate loans and $75.6 million of entertainment finance loans.  Loan production for 2007 consisted of $721.5 million of commercial real estate loans, $331.9 million of small balance multi-family real estate loans and $114.4 million of entertainment finance loans.  In addition, the Bank’s wholesale loan operations acquired $47.3 million of commercial and multi-family real estate loans during 2007.  Loan originations during the current year were impacted by a decline in customer demand as a result of uncertainty regarding current real estate market conditions.

Our average total assets increased approximately 12.8% during 2008 to $3.9 billion.  Average cash and investment securities totaled $884.8 million in 2008 compared to $356.6 million in 2007, an increase of $528.2 million, or 148.1%.  Average loans receivable totaled $3.0 billion in 2008 compared to $3.1 billion in 2007, a decrease of $96.0 million, or 3.1%.  Average interest bearing deposit accounts totaled $2.4 billion in 2008 compared to $2.1 billion in 2007, an increase of $278.5 million, or 13.2%.  FHLB advances and other borrowings averaged $1.2 billion in 2008 compared to $1.0 billion in 2007, an increase of $166.7 million, or 16.5%.

The allowance for loan losses as a percentage of our total loans was 1.8% and 1.5% at December 31, 2008 and 2007, respectively.  During the year ended December 31, 2008, we had net charge-offs of $75.2 million, compared to $9.3 million during the prior year.

At December 31, 2008, shareholders' equity totaled $189.6 million, or 4.3% of total assets.  During the year, we declared total dividends of $0.16 per share, or approximately $868,000 in total, before our Board of Directors suspended cash dividends in March 2008.  ICB’s book value per share of common stock was $37.76 as of December 31, 2008, a decrease of 14.6% from $44.22 per share as of December 31, 2007.

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

	Years Ended December 31,
	2008			2007			2006
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Cash and investment securities	$884,839	$58,825	6.65%	$356,608	$17,522	4.91%	$419,762	$19,181	4.57%
Real estate loans (1)	2,930,919	188,614	6.44%	3,011,179	222,607	7.39%	2,588,452	200,322	7.74%
Franchise loans (1)	2,683	217	8.09%	4,476	1,503	33.58%	11,578	475	4.10%
Entertainment finance loans (1)	61,906	5,907	9.54%	73,947	8,587	11.61%	59,262	5,620	9.48%
Commercial and other loans (1)	9,098	650	7.14%	11,053	1,052	9.52%	8,962	903	10.08%
Total loans receivable	3,004,606	195,388	6.50%	3,100,655	233,749	7.54%	2,668,254	207,320	7.77%
Total interest earning assets	3,889,445	$254,213	6.54%	3,457,263	$251,271	7.27%	3,088,016	$226,501	7.33%
Non-interest earning assets	89,281			70,491			70,936
Allowance for loan losses	(50,501)			(45,265)			(46,366)
Total assets	$3,928,225			$3,482,489			$3,112,586
Liabilities and Shareholders’ Equity
Interest bearing demand accounts	$34,592	$1,086	3.14%	$25,381	$922	3.63%	$29,047	$836	2.88%
Money market and passbook accounts	304,481	11,400	3.74%	238,231	11,779	4.94%	207,962	9,379	4.51%
Time certificates	2,050,297	88,999	4.34%	1,847,220	97,410	5.27%	1,603,210	74,941	4.67%
Total interest bearing deposit accounts	2,389,370	101,485	4.25%	2,110,832	110,111	5.22%	1,840,219	85,156	4.63%
FHLB advances and other borrowings	1,178,149	51,434	4.37%	1,011,461	46,134	4.56%	926,916	38,722	4.18%
Junior subordinated debentures	86,600	7,351	8.49%	86,600	8,338	9.63%	86,600	8,197	9.47%
Total interest bearing liabilities	3,654,119	$160,270	4.39%	3,208,893	$164,583	5.13%	2,853,735	$132,075	4.63%
Non-interest bearing demand accounts	9,456			10,657			12,738
Other non-interest bearing liabilities	37,527			35,988			35,173
Shareholders’ equity	227,123			226,951			210,940
Total liabilities and shareholders’ equity	$3,928,225			$3,482,489			$3,112,586
Net interest spread (2)			2.15%			2.14%			2.70%
Net interest income before provisions for loan losses		$93,943			$86,688			$94,426
Net interest margin (3)			2.42%			2.51%			3.06%
_______________
(1)
Before allowance for loan losses and net of deferred loan fees and costs. Net loan fee accretion of $1.9 million, $2.4 million and $2.8 million was included in net interest income for 2008, 2007 and 2006, respectively.

(2)	Average yield on interest earning assets minus average rate paid on interest bearing liabilities.
(3)	Net interest income divided by total average interest earning assets.

Our primary source of revenue is net interest income. Our net interest income is affected by (a) the difference between the yields earned on interest earning assets, including loans and investments, and the interest rates paid on interest bearing liabilities, including deposits and borrowings, which is referred to as “net interest spread”, and (b) the relative amounts of interest earning assets and interest bearing liabilities. As of December 31, 2008, 2007 and 2006, our ratio of average interest earning assets to average interest bearing liabilities was 106.4%, 107.7% and 108.2%, respectively.

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

	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest and fees earned on:
Loans, net	$(7,035)	$(31,326)	$(38,361)	$32,725	$(6,296)	$26,429
Cash and investment securities	33,329	7,974	41,303	(3,020)	1,361	(1,659)
Total increase (decrease) in interest income	26,294	(23,352)	2,942	29,705	(4,935)	24,770
Interest paid on:
Deposit accounts	13,423	(22,049)	(8,626)	13,370	11,585	24,955
FHLB advances and other borrowings	7,298	(1,998)	5,300	3,712	3,700	7,412
Junior subordinated debentures	—	(987)	(987)	—	141	141
Total increase (decrease) in interest expense	20,721	(25,034)	(4,313)	17,082	15,426	32,508
Increase (decrease) in net interest income	$5,573	$1,682	$7,255	$12,623	$(20,361)	$(7,738)
2008 Compared to 2007

Net Interest Income

Net interest income before provision for loan losses increased to $93.9 million for the year ended December 31, 2008, compared to $86.7 million for the prior year, an increase of 8.4%. The increase was primarily due to an increase in interest earned on our investment securities held-to-maturity, as well as a decrease in our average cost of funds, as deposits have repriced to current market interest rates.  During the years ended December 31, 2008 and 2007, the average balance of our investment securities held-to-maturity was $661.8 million and $176.4 million, respectively.  This increase was partially offset by a decline in interest earned on our loan portfolio, caused by a decline in loan yields and a decline in the average loans outstanding during 2008.  The decline in loan yields was primarily caused by adjustable rate loans repricing to lower current market interest rates and an increase in the average balance of non-performing loans during 2008.  Net interest income was further impacted by an increase in interest expense incurred on FHLB and other borrowings, which was primarily caused by an increase in its average balance outstanding during 2008 as compared to 2007.

The average yield on our total loan portfolio was 6.50% in 2008 compared to 7.54% in 2007.  The average yield on our real estate loan portfolio was 6.44% in 2008 compared to 7.39% in 2007.  A significant portion of our loan portfolio is comprised of adjustable rate loans indexed to either six month LIBOR or the Prime Rate, most with interest rate floors and caps below and above which the loan’s contractual interest rate may not adjust.  Approximately 50.8% of our loan portfolio was comprised of adjustable rate loans at December 31, 2008, and approximately 41.2% of the loan portfolio was comprised of hybrid loans, which after an initial fixed rate period of three or five years, will convert to an adjustable interest rate for the remaining term of the loan.  As of December 31, 2008, our hybrid loans had a weighted average of 2.6 years remaining until conversion to an adjustable rate loan.  Our adjustable rate loans generally reprice on a quarterly or semi-annual basis with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan.  At December 31, 2008, approximately $2.4 billion, or 86.3%, of our adjustable and hybrid loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates.  At December 31, 2008, the weighted average floor interest rate of these loans was 6.82%.  At that date, approximately $745.5 million, or 26.5%, of these loans were at their floor interest rate.  At December 31, 2008, 48.5% of the adjustable rate loans outstanding had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on our adjustable rate loan portfolio was 11.87% at that date.  At December 31, 2008, none of the loans in our adjustable rate loan portfolio were at their cap rate.

Interest expense on interest bearing liabilities decreased $4.3 million, or 2.6%, to $160.3 million in 2008 compared to $164.6 million in 2007. The decrease was primarily due to a decline in interest expense on deposits, as deposits have repriced to current market interest rates.  The average rate paid on deposits was 4.25% in 2008 compared to 5.22% in 2007.  Interest expense from deposit accounts decreased $8.6 million, or 7.8%, to $101.5 million in 2008 compared to $110.1 million in 2007 despite an increase in the average balance of interest bearing deposits during 2008.  The average balance of interest bearing deposits was $2.4 billion and $2.1 billion during 2008 and 2007, respectively.

Interest expense on FHLB advances and other borrowings increased $5.3 million, or 11.5%, to $51.4 million in 2008 compared to $46.1 million in 2007. This increase was caused by additional borrowings during the year, which increased this average balance by $166.7 million to $1.2 billion compared to $1.0 billion in 2007, partially offset by a decline in the average rate paid as matured borrowings were replaced with new borrowings at lower market interest rates.  The rate paid on FHLB advances and other borrowings was 4.37% in 2008 as compared to 4.56% in 2007.  In March 2009, the FHLB San Francisco suspended our FHLB borrowing facility.  As a result, we cannot receive any additional FHLB advances until we are notified that the suspension has been lifted.  Our inability to access additional FHLB advances may require us to seek borrowings from other sources at higher rates.

Provision for Loan Losses

The provision for loan losses was $78.0 million for the year ended December 31, 2008, compared to $11.1 million for the prior year. These provisions for loan losses were recorded to provide reserves adequate to support known and inherent losses in our loan portfolio including specific reserves as of December 31, 2008 and 2007, respectively.  The increase in provision for loan losses during 2008 was primarily due to the net increase in our non-performing loans. Non-performing loans as of December 31, 2008 were $154.9 million, compared to $38.0 million at December 31, 2007. The increase in non-performing loans during the year ended December 31, 2008 consisted of the addition of $255.9 million of non-performing loans, partially offset by paydowns received of $24.0 million, charge-offs of $75.5 million and loan upgrades of $2.3 million from non-performing to performing status. Non-performing loans were also impacted by the foreclosure and transfer of $37.1 million of non-performing loans to other real estate and other assets owned during 2008.  As of December 31, 2008, non-performing loans primarily consisted of $70.9 million residential and condominium construction real estate loans, $14.3 million of residential land development loans, $16.2 million of other construction projects and $52.8 million of multi-family and commercial real estate loans.  The increase in non-performing loans during the year was primarily related to non-performing construction and land development loans, which increased from $8.8 million at December 31, 2007 to $101.4 million at December 31, 2008.  Of these non-performing construction and land development loans, 11 relationships, with an aggregate balance of $65.0 million, were located in California (Huntington Beach, Cathedral City, Indio, Riverside, Palm Desert, Van Nuys, Tulare, Palmdale and Sylmar).  As a percentage of our total loan portfolio, the amount of non-performing loans was 5.53% and 1.20% at December 31, 2008 and 2007, respectively.  See also “Credit Risk Elements – Allowance for Loan Losses and Nonperforming Assets”.

Non-interest Income (Loss)

Non-interest loss was $10.3 million for the year ended December 31, 2008, compared to non-interest income of $3.1 million for the prior year. The decline in non-interest income primarily related to a $4.6 million other than temporary impairment recognized in September 2008 on our investment in FNMA preferred stock, as well as a $4.7 million other than temporary impairment recognized in December 2008 on our investment securities available-for-sale.  Non-interest income was further negatively impacted by a loss provision recorded during the year ended December 31, 2008 for unfunded commitments, and a loss on sale of loans recognized in connection with the sale of approximately $53.2 million of multi-family loans in June 2008.  Non-interest income (loss) typically consists of late fees and other related fee income earned on customer accounts.

Non-interest Expense

General and Administrative Expense

General and administrative expenses decreased to $51.0 million for the year ended December 31, 2008, compared to $51.4 million for the prior year.  Our efficiency ratio (defined as general and administrative expenses as percentage of net revenue) was 61.0% for the year ended December 31, 2008, compared to 57.2% for the same period last year.  Full time equivalent associates averaged 216 in 2008 compared to 271 in 2007, as a result of personnel reductions in 2008.  The increase in our efficiency ratio was primarily caused by the $13.4 million decrease in non-interest income, partially offset by the $7.3 million increase in net interest income.

Income Taxes

Benefit for income taxes was $21.3 million in 2008 compared to provision for income taxes of $10.6 million in 2007.  The decrease in provision for income taxes was primarily due to the decrease in taxable income earned in 2008.  The effective tax rate was 39.50% and 40.51%, respectively, for 2008 and 2007.

At December 31, 2008, we had a net deferred tax asset of $22.3 million.  The deferred tax asset related primarily to loan loss provisions recognized on our financial statements that have not yet been recognized on our income tax returns.  We also had a $3.2 million deferred tax asset relating to a state net operating loss carryforward that expires in 2028. During 2008, we established a valuation allowance of $2.1 million primarily related to the potential unrealizability of the state deferred tax assets as of December 31, 2008.  We recorded a valuation to reduce the deferred tax assets to an amount that is more likely than not to be realized.

2007 Compared to 2006

Net Interest Income

Net interest income before provision for loan losses decreased to $86.7 million for the year ended December 31, 2007, compared to $94.4 million for 2006, a decrease of 8.2%. This decrease was primarily due to the growth in the average balance of our interest bearing deposits and the increase in our cost of funds as deposits and all other interest bearing liabilities repriced to higher market interest rates. Net interest income was further negatively impacted by the decline in the yield earned on our real estate loan portfolio, as higher yielding loans were paid-off and replaced by loan production that was originated at lower spreads over our cost of funds due to competitive pricing pressures partially offset by the growth in the average balance of our loan portfolio.

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

Interest expense on interest bearing liabilities increased $32.5 million, or 24.6%, to $164.6 million in 2007 compared to $132.1 million in 2006. The increase was primarily due to an increase in interest expense on deposits and FHLB advances and other borrowings.  Interest expense from deposit accounts increased $24.9 million, or 29.3%, to $110.1 million in 2007 compared to $85.2 million in 2006 due to the growth in interest bearing deposits during 2007 and the increase in the average rate paid on deposits as a result of higher market interest rates as compared to 2006.  The average rate paid on deposits was 5.22% in 2007 compared to 4.63% in 2006.

Interest expense on FHLB advances and other borrowings increased $7.4 million, or 19.1%, to $46.1 million in 2007 compared to $38.7 million in 2006. This increase was caused by additional borrowings utilized to finance lending activities during 2007, as well as an increase in the average rate paid as matured borrowings were replaced with new borrowings at higher market interest rates. The average balance of FHLB advances and other borrowings increased $84.5 million, or 9.1%, to $1.0 billion in 2007 compared to $926.9 million in 2006. The rate paid on FHLB advances and other borrowings was 4.56% in 2007 as compared to 4.18% in 2006.

Provision for Loan Losses

The provision for loan losses was $11.1 million for the year ended December 31, 2007, compared to $5.0 million for 2006. These provisions for loan losses were recorded to provide reserves adequate to support known and inherent losses in our loan portfolio and for specific reserves as of December 31, 2007 and 2006, respectively.  The increase in provision for loan losses during 2007 was primarily due to the net increase in our non-performing loans. Non-performing loans as of December 31, 2007 were $38.0 million, compared to $26.3 million at December 31, 2006. The increase in non-performing loans during the year ended December 31, 2007 consisted of the addition of $85.3 million of non-performing loans, partially offset by paydowns received of $27.0 million, charge-offs of $10.9 million and loan upgrades of $17.8 million from non-performing to performing status. Non-performing loans were also impacted by the foreclosure and transfer of $17.9 million of non-performing loans to other real estate and other assets owned during 2007.  As of December 31, 2007 as compared to December 31, 2006, the net increase in non-performing loans primarily consisted of $8.8 million of construction real estate loans consisting of two condominium construction projects located in Corona, California and Portland, Oregon and $15.0 million of commercial and multi-family loans, partially offset by decreases of $4.5 million of franchise loans and $7.6 million of entertainment finance loans. As a percentage of our total loan portfolio, the amount of non-performing loans was 1.20% and 0.88% at December 31, 2007 and 2006, respectively.

Non-interest Income

Non-interest income was $3.1 million for the year ended December 31, 2007, compared to $2.8 million for 2006. Non-interest income primarily consisted of late fees and other related fee income earned on customer accounts.

Non-interest Expense

General and Administrative Expense

General and administrative expenses increased to $51.4 million for the year ended December 31, 2007, compared to $46.4 million for 2006.  Our efficiency ratio (defined as general and administrative expenses as percentage of net revenue) was 57.2% for the year ended December 31, 2007, compared to 47.8% for 2006.  Full time equivalent associates averaged 271 in 2007 compared to 259 in 2006.  The increase related to the additional costs incurred in connection with operating the national expansion of our small balance multi-family lending platform, as well as increased marketing.

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

Financial Condition

At December 31, 2008 Compared with December 31, 2007

Total assets increased by $888.6 million, or 25.0%, to $4.4 billion at December 31, 2008 compared to $3.6 billion at December 31, 2007.  The increase in total assets was primarily due to a $783.7 million increase in investment securities held-to-maturity, a $394.2 million increase in cash and cash equivalents, a $28.9 million increase in investment securities available-for-sale and an $18.6 million increase in other real estate and other assets owned, partially offset by a $373.3 million decline in our loan portfolio.  At December 31, 2008, our investment securities held-to-maturity totaled $942.7 million as compared to $159.0 million at December 31, 2007.  These increases were primarily related to the purchase of approximately $878.1 million of corporate sponsored CMOs during the current year.  The CMOs are secured by Alt A first lien residential mortgage loans and generally carry fixed interest rates.  These CMOs were acquired at an average cost of 87% of their current par value (actual cost ranged from 68% to 97% of current par value, depending on estimated average lives, credit enhancement through subordination levels, and underlying collateral performance).  These investments carry an average credit enhancement of 8.6% through subordination provided by junior CMO tranches that bear the initial losses on the underlying loans.  The average expected life of these CMOs is approximately five years.  At the time of acquisition, these securities were predominantly AAA-rated but, as of December 31, 2008, approximately 65.4% of the securities had been downgraded to a level below investment grade. The decrease in the loan portfolio was primarily due to loan repayments, as well as a decline in our loan production during the year and an increase in loan charge-offs incurred.  In addition, our other real estate and other assets owned increased by $18.6 million during 2008 to $38.0 million.  At December 31, 2008, we owned 41 properties, consisting of $3.0 million of commercial real estate, $18.7 million of multi-family real estate, $15.3 million of condominium conversion construction and $1.0 million of entertainment finance assets.  The growth in assets was primarily funded by the increase in deposits of $749.2 million and an increase in FHLB advances and other borrowings of $184.4 million.

At December 31, 2007 Compared with December 31, 2006

Total assets increased by $135.7 million, or 4.0%, to $3.6 billion at December 31, 2007 compared to $3.4 billion at December 31, 2006.  The increase in total assets was primarily due to a $153.4 million increase in our loan portfolio, an $18.4 million increase in investment securities available-for-sale and a $12.7 million increase in other real estate and other assets owned, partially offset by a $34.5 million decline in investment securities held-to-maturity and a $21.5 million decrease in cash and cash equivalents.  The increase in the loan portfolio was primarily due to our loan production, partially offset by loan repayments, as well as loan prepayments, received during 2007.  In addition, our other real estate and other assets owned increased by $12.7 million during 2007 to $19.4 million.  At December 31, 2007, we owned 19 properties, consisting of $2.8 million of commercial real estate, $9.5 million of multi-family real estate, $2.0 million of condominium conversion construction and $5.1 million of entertainment finance assets.  The growth in assets was primarily funded by the increase in deposits of $122.5 million and an increase in FHLB advances and other borrowings of $11.2 million.  The increase in shareholders’ equity was primarily due to the retention of net income and a $2.9 million increase in contributed capital, which was primarily related to the exercise of stock options, partially offset by treasury stock purchases of $9.1 million and cash dividends of $3.5 million.

Loans Receivable, Net

The following table shows the comparison of our loan portfolio by major categories as of the dates indicated.

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Real estate loans	$2,305,789	$2,627,801	$2,524,182	$2,144,403	$1,386,042
Construction and land loans	408,644	421,110	370,473	312,901	185,138
Total real estate loans	2,714,433	3,048,911	2,894,655	2,457,304	1,571,180
Entertainment finance loans	50,376	76,342	74,204	66,514	99,729
Franchise loans	2,615	2,718	9,334	13,705	137,477
Commercial and other loans	6,610	14,631	9,346	7,264	11,931
	2,774,034	3,142,602	2,987,539	2,544,787	1,820,317
Unamortized premium	11,246	13,776	18,138	14,582	6,346
Deferred loan origination costs, net	14,250	16,477	13,740	7,928	2,635
	2,799,530	3,172,855	3,019,417	2,567,297	1,829,298
Allowance for loan losses	(50,574)	(47,783)	(46,049)	(43,817)	(35,483)
	$2,748,956	$3,125,072	$2,973,368	$2,523,480	$1,793,815

The contractual maturities of our loan portfolio at December 31, 2008 are as follows:

	Loans Maturing in
	Less Than One Year	Between One and Five Years	Greater Than Five Years	Total
	(dollars in thousands)
Real estate loans	$126,484	$210,949	$1,968,356	$2,305,789
Construction and land loans	386,362	22,282	—	408,644
Entertainment finance loans	30,261	20,115	—	50,376
Franchise loans	—	261	2,354	2,615
Commercial and other loans	5,918	692	—	6,610
	$549,025	$254,299	$1,970,710	$2,774,034

Loans with fixed interest rates	$10,563	$44,256	$23,431	$78,250
Loans with adjustable interest rates	538,462	210,043	1,947,279	2,695,784
	$549,025	$254,299	$1,970,710	$2,774,034
Percentage with adjustable interest rates	98.1%	82.6%	98.8%	97.2%

The table above should not be regarded as a forecast of future cash collections because a substantial portion of loans may be renewed or repaid prior to contractual maturity and have adjustable interest rates.  Included within loans with adjustable interest rates are hybrid adjustable loans, which typically reprice after an initial fixed period of three to five years.

The following table sets forth certain information regarding the real property collateral securing our real estate loan portfolio as of December 31, 2008.

				Range of Principal Balance
	Number of Loans	Gross Loan Amount	Percent of Total	Min	Max	Average	Non-Accrual Loans
	(dollars in thousands)
Income Producing Property Loans:
Multi-family (5 or more units)	2,328	$1,724,437	63.54%	$1	$16,273	$741	$41,448
Retail	132	193,374	7.12%	21	20,431	1,465	—
Office	71	108,520	4.00%	21	13,289	1,528	—
Hotel	8	15,851	0.58%	37	3,782	1,981	—
Industrial/warehouse	45	59,895	2.21%	58	6,985	1,331	—
Mixed-use	80	90,447	3.33%	4	12,170	1,131	11,336
Mobile home parks	36	30,933	1.14%	178	4,011	859	—
Assisted living	4	15,754	0.58%	1,409	14,345	3,939	—
Storage	16	43,193	1.59%	675	5,950	2,700	—
Other	27	12,172	0.45%	1	1,381	451	—
Total income producing	2,747	2,294,576	84.54%				52,784
Construction and Land:
Construction	91	373,541	13.76%	1	18,772	4,105	87,097
Land	11	35,103	1.29%	1,300	8,885	3,191	14,260
Total construction and land	102	408,644	15.05%				101,357
Single-family mortgages:
Single-family (1-4 units)	30	11,213	0.41%	43	907	374	250
	2,879	$2,714,433	100.00%				$154,391

The following table sets forth the location of the collateral for our real estate loan portfolios as of December 31, 2008.

	Number of Loans	Gross Loan Amount	Percent of Total
	(dollars in thousands)
Southern California:
Los Angeles County	551	$470,178	17.32%
Riverside County	39	64,751	2.39%
Orange County	40	59,727	2.20%
San Diego County	51	47,859	1.76%
San Bernardino County	37	28,485	1.05%
All other Southern California Counties	5	4,061	0.15%
Total Southern California	723	675,061	24.87%
Northern California:
San Francisco County	51	69,411	2.56%
Alameda County	75	67,661	2.49%
Contra Costa County	32	38,256	1.41%
Fresno County	41	28,640	1.06%
Santa Clara County	31	24,633	0.91%
San Mateo County	16	21,049	0.78%
San Joaquin	27	19,436	0.72%
Kern County	27	15,783	0.58%
Sacramento	18	12,623	0.47%
Monterey	5	12,178	0.45%
All other Northern California Counties	77	86,270	3.16%
Total Northern California	400	395,940	14.59%
Outside California:
Texas	268	361,286	13.31%
New York	143	149,544	5.51%
Arizona	135	145,635	5.37%
Florida	111	124,496	4.59%
Ohio	103	89,572	3.30%
Georgia	60	79,804	2.94%
Nevada	55	48,413	1.78%
Massachusetts	97	48,104	1.77%
Oklahoma	40	39,112	1.44%
Tennessee	37	37,291	1.37%
Connecticut	91	36,571	1.35%
Colorado	48	34,066	1.25%
New Hampshire	58	33,249	1.22%
North Carolina	31	29,886	1.10%
Idaho	12	29,388	1.08%
Pennsylvania	33	27,576	1.02%
New Jersey	50	26,220	0.97%
Oregon	40	24,806	0.91%
Mississippi	15	24,367	0.90%
Michigan	21	24,069	0.89%
New Mexico	28	21,387	0.79%
Washington	26	18,310	0.67%
Alabama	20	17,566	0.65%
Utah	22	17,267	0.64%
Illinois	19	16,884	0.62%
Arkansas	17	15,551	0.57%
Other U.S. states	176	123,012	4.53%
Total Outside California	1,756	1,643,432	60.54%
	2,879	$2,714,433	100.00%

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

The following table sets forth certain information with respect to our loan originations and purchases.

	As of and for the Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)

Gross real estate loans originated	$268,359	$1,052,138	$960,187
Gross entertainment finance loans originated	75,621	114,354	102,703
Gross commercial and other loans originated (1)	1,101	1,240	26,662
Gross real estate loans purchased	5,000	47,343	497,785
Total loan production	$350,081	$1,215,075	$1,587,337
Gross loans at end of period	$2,774,034	$3,142,602	$2,987,539
Gross loans weighted-average portfolio yield	6.99%	7.41%	7.70%
Average size of loans retained in the Company’s portfolio	$1,741	$1,605	$1,391
_______________
(1)	Includes $25.4 million of commercial real estate participation loans acquired during 2006.

Investment Securities

At December 31, 2008, our investment securities totaled $1.1 billion, or 24.5% of our total assets. Our investment securities, including the mortgage-backed securities portfolio and CMOs, are managed in accordance with a written investment policy adopted by the Board of Directors. It is our general policy to primarily purchase U.S. Government securities and federal agency obligations and other investment grade securities. During 2008 we purchased approximately $861.8 million of corporate sponsored CMOs.  The CMOs are secured by Alt A first lien residential mortgage loans and generally carry fixed interest rates.  These CMOs were acquired at an average cost of 87% of their current par value (actual cost ranged from 68% to 97% of current par value, depending on estimated average lives, credit enhancement through subordination levels, and underlying collateral performance).  These investments carry an average credit enhancement of 8.6% through subordination provided by junior CMO tranches that bear the initial losses on the underlying loans.  The average expected life of these CMOs is approximately five years.  At the time of acquisition, these securities were predominantly AAA-rated but, as of December 31, 2008, approximately 65.4% of the securities had been downgraded to a level below investment grade. During 2008, we recognized a $4.6 million other than temporary impairment on our investment in FNMA preferred stock, as well as a $4.7 million other than temporary impairment recognized on our investment securities available-for-sale.  Our investment securities portfolio at December 31, 2008, contained neither securities of any issuer nor tax-exempt securities with an aggregate book value in excess of 10% of stockholders’ equity, excluding those issued by United States agencies including Fannie Mae, Freddie Mac and the Federal Home Loan Bank.  See “Item 8. Financial Statements and Supplementary Data-Notes to Consolidated Financial Statements-Note 2”.

The following table shows the amortized cost and approximate fair value of investment securities at the dates indicated.

	December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Investment securities available-for-sale
U.S. agency securities	$20,052	$20,192	$9,997	$9,986	$62,554	$62,184
Collateralized mortgage obligations	116,467	115,664	83,260	84,264	34,991	35,127
Mortgage-backed securities	3,740	3,947	4,453	4,489	—	—
Corporate bonds	9,894	6,106	13,437	12,582	—	—
Residual interest in securitized loans	695	695	1,318	1,318	1,911	2,039
Equity securities	422	195	5,013	5,285	13	177
Total investment securities available-for-sale	$151,270	$146,799	$117,478	$117,924	$99,469	$99,527

Investment securities held-to-maturity
Collateralized mortgage obligations	817,015	591,527	—	—	—	—
Mortgage-backed securities	125,671	124,849	159,023	158,509	193,512	190,475
Total investment securities held-to-maturity	$942,686	$716,376	$159,023	$158,509	$193,512	$190,475

The following table indicates the composition of the investment security portfolio assuming these securities are held-to-maturity based on the final maturity of each investment as of December 31, 2008.  Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to prepay obligations.  Equity securities classified as available-for-sale have no maturity and are included in the due in one year or less column.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
	(dollars in thousands)
Investment securities available-for-sale
U.S. agency securities	$20,192	2.72%	$—	—	$—	—	$—	—
Collateralized mortgage obligations	—	—	—	—	22,356	5.07%	93,308	5.47%
Mortgage-backed securities	—	—	—	—	—	—	3,947	5.16%
Corporate bonds	—	—	—	—	—	—	6,106	4.20%
Residual interest in securitized loans	—	—	695	—	—	—	—	—
Equity securities	59	—	—	—	—	—	136	—
Total investment securities available-for-sale	$20,251		$695		$22,356		$103,497

Investment securities held-to-maturity
Corporate CMOs	—	—	—	—	1,387	5.21%	815,628	7.93%
Mortgage-backed securities	—	—	—	—	—	—	125,671	4.26%
Total investment securities held-to-maturity	$—		$—		$1,387		$941,299

Liquidity and Deposit Accounts

Liquidity refers to our ability to maintain cash flow adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans. We maintain a cash and investment securities portfolio designed to satisfy operating and regulatory liquidity requirements while preserving capital and maximizing yield.   While, as of December 31, 2008, the Bank had remaining available borrowing capacity under its credit facility with the FHLB of San Francisco of $53.6 million, in March 2009 that facility was suspended by the FHLB of San Francisco until further notice.  As a result, the Bank is prohibited from receiving any additional FHLB advances until this suspension is lifted. As of December 31, 2008, we had an available borrowing capacity under the Federal Reserve Bank of San Francisco credit facility of $119.4 million.  We also had available $68.0 million of uncommitted, unsecured lines of credit with three unaffiliated financial institutions.  However, these uncommitted, unsecured lines of credit were cancelled subsequent to December 31, 2008. We do, however, believe although these credit facilities are not presently available to us, that our current liquidity position, on-going cashflow from operations, and retail deposits will meet our anticipated funding needs.

Total deposit accounts increased approximately $749.2 million to $2.9 billion at December 31, 2008 from $2.2 billion at December 31, 2007. The increase in deposits in 2008 was primarily related to an increase in time certificate of deposits of $569.1 million, an increase in money market and passbook accounts of $169.6 million and an increase in demand deposit accounts of $10.5 million.  Brokered deposits totaled $739.9 million and $379.4 million at December 31, 2008 and 2007, respectively.  We are required under the Order to develop a plan to eliminate our reliance on brokered deposits.  Total deposit accounts increased approximately $122.5 million to $2.2 billion at December 31, 2007 from $2.1 billion at December 31, 2006.  In 2008, the funds provided from deposits were used primarily to fund the growth in our held-to-maturity investment portfolio, as well as to maintain an increased level of liquidity within our cash and cash equivalents.  At December 31, 2008, certificates of deposits amounted to $2.5 billion , or 84.0% of total deposits, including $1.8 billion that are scheduled to mature by December 31, 2009.  Historically, we have been able to retain a significant amount of our deposits as they mature.  Management believes that we have adequate resources to fund all loan commitments through deposits, and the sale of mortgage loans or investments.  Management also believes that we can adjust the offering rates of savings, money market, and certificates of deposit to retain, increase, or decrease deposits in changing interest rate environments. Because we are adequately capitalized, however, we cannot accept, rollover, or renew a brokered deposit, without first obtaining a regulatory waiver. If deemed necessary, we may seek this waiver. We also may not pay a rate on our deposits more than 75 basis points over prevailing rates in our market area. As a result of these requirements, we may be precluded from paying higher rates on deposits that may be offered by our competitors and in the absence of a waiver, our interest expense could increase substantially.

The following table sets forth information regarding deposits outstanding at the dates indicated.

	December 31,
	2008	2007	2006
	(in thousands)
Non-interest demand accounts	$10,761	$16,819	$23,171
Interest demand accounts	43,055	26,518	24,523
Money market and passbook accounts	421,252	251,660	210,236
Time certificates under $100,000	1,609,089	1,162,919	1,117,529
Time certificates $100,000 and over	846,883	723,942	683,946
	$2,931,040	$2,181,858	$2,059,405

The following table sets forth the maturities of certificates of deposit $100,000 and over at December 31, 2008 (in thousands):

Certificates of deposit $100,000 and over:
Maturing within three months	$216,263
After three but within six months	281,437
After six but within twelve months	318,433
After twelve months	30,750
$846,883

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

Our off-balance sheet arrangements, which principally include lending commitments, are described below.  At December 31, 2008, we also had a residual interest of $695,000 in a qualified special purpose entity formed in 2002 to issue $86.3 million of asset-backed notes in a securitization of substantially all of our residential loan portfolio, and a $2.6 million equity interest in our deconsolidated trusts through which we have issued trust preferred securities.  See Note 9 of our consolidated financial statements included in Item 8 of this report.

Lending Commitments.  Lending commitments include loan commitments and unused lines of credit.  These instruments are not recorded in the consolidated balance sheet until funds are advanced under the commitments.  We provide these lending commitments to customers in the normal course of business.

At December 31, 2008, our approved loan origination commitments outstanding totaled $164.9 million.  Unfunded commercial lines of credit totaled $1.7 million.  These lines of credit are commitments for possible future extension of credit to existing customers.  These lines of credit are typically uncollateralized and usually do not contain a specified maturity date.

We apply essentially the same credit policies and standards as we do in the lending process when making these commitments.  See Note 13 to the consolidated financial statements included in Item 8 of this report for additional information regarding lending commitments.

Contractual Obligations

The following table shows our contractual obligations by expected payment period, as of December 31, 2008.  Further discussion of these commitments is included in Notes 7, 9, 10, and 14 to the consolidated financial statements included in Item 8 of this report.

Contractual Obligations	Total	Less Than One Year	One Through Three Years	Three Through Five Years	More Than Five Years
	(in thousands)
Long-term FHLB advances and other borrowings	$1,205,633	$172,196	$546,367	$250,921	$236,149
Junior subordinated debentures	86,600	—	—	—	86,600
Operating lease obligations	13,108	3,429	5,890	3,592	197
Deposits with stated maturity dates	2,455,972	1,733,642	493,137	229,098	95
Purchase obligations	2,869	1,207	1,662	—	—
	$3,764,182	$1,910,474	$1,047,056	$483,611	$323,041

FHLB advances and other borrowings have defined terms and under certain circumstances are callable at the option of the lender.  In March 2009, the other borrowing was called by the lender.  The junior subordinated debentures are callable by us under the circumstances and at the times described in Note 9 to the consolidated financial statements included in Item 8 of this report.

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

Capital Resources

ICB had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at December 31, 2008 of 5.6%, 7.5%, 9.4%, respectively, which, in the case of the Tier 1 risk-based and total risk-based capital ratios, represents $47.5 million and $(18.6) million, respectively, of capital in excess (deficit) of the amount required to be “well capitalized” for bank holding company regulatory purposes. These ratios were 8.4%, 9.7%, 11.3%, respectively, at December 31, 2007.  Portions of our trust preferred securities presently qualify as Tier 1 and total risk-based capital. See Note 9 and Note 15 to our consolidated financial statements included in Item 8 of this report.

The Bank had Tier 1 leverage, Tier 1 risk based and total risk-based capital ratios at December 31, 2008 of 6.0%, 8.0% and 9.3%, respectively, which represents $43.7 million, $64.5 million and $(22.3) million, respectively, of capital in excess (deficit) of the amount required for the Bank to be “well capitalized” for regulatory purposes. These ratios were 8.3%, 9.6% and 10.9%, respectively, as of December 31, 2007.  The Bank is required under the Order to increase its Tier 1 leverage ratio above 9.0% and total risk-based capital ratio above 13% within 180 days of the issuance of the Order.  The Bank is also required under the Order to develop a plan within 60 days to remain at least “adequately capitalized,” which requires Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of 4.0%, 4.0% and 8.0%, respectively.  As discussed above, in connection with the Order, the Company is evaluating several tactical actions that would provide the Bank with increased liquidity and Tier 1 capital.

Shareholders’ equity decreased to $189.6 million at December 31, 2008 from $227.6 million at December 31, 2007.  The change was primarily due to the decrease in retained earnings as a result of $32.6 million of net loss recorded during the year.

Credit Risk Elements

Allowance for Loan Losses and Nonperforming Assets

The following table provides certain information with respect to our total allowance for loan losses, including charge-offs, recoveries and selected ratios, for the periods indicated.

	As of and for the Years Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Balance at beginning of year	$47,783	$46,049	$43,817	$35,483	$33,401
Provision for loan losses	77,965	11,077	5,000	10,250	4,725
Charge-offs:
Real estate loans	(18,521)	(6,843)	(1,634)	(1,584)	(189)
Construction and land loans	(56,243)	(1,530)	—	—	—
Entertainment finance loans	—	(2,500)	(2,500)	(395)	(2,180)
Franchise loans	—	—	—	(451)	—
Commercial and other loans	(1,159)	—	—	—	(1,121)
Total charge-offs	(75,923)	(10,873)	(4,134)	(2,430)	(3,490)
Recoveries:
Real estate loans	184	796	894	88	89
Construction and land loans	60	—	—	—	—
Entertainment finance loans	505	470	472	426	—
Franchise loans	—	264	—	—	—
Commercial and other loans	—	—	—	—	758
Total recoveries	749	1,530	1,366	514	847
Net charge-offs	(75,174)	(9,343)	(2,768)	(1,916)	(2,643)
Balance at end of the year	$50,574	$47,783	$46,049	$43,817	$35,483
Average loans outstanding during the year	$3,004,606	$3,100,655	$2,668,254	$2,239,261	$1,606,125
Loans, net, at end of the year (1)	$2,799,530	$3,172,855	$3,019,417	$2,567,297	$1,829,298
Selected Ratios:
Net charge-offs to average loans outstanding	2.50%	0.30%	0.10%	0.09%	0.16%
Net charge-offs to loans, net (1)	2.69%	0.29%	0.09%	0.07%	0.14%
Allowance for loan losses to loans, net (1)	1.81%	1.51%	1.53%	1.71%	1.94%
Allowance for loan losses to nonaccrual loans	32.66%	125.87%	175.40%	180.59%	242.17%
____________
(1)	Loans, before allowance for loan losses and net of premium, deferred loan origination costs and fees.

The allowance for loan losses increased to $50.6 million or 1.81% of our total loan portfolio at December 31, 2008 from $47.8 million or 1.51% of our total loan portfolio at December 31, 2007.  The increase in the allowance was due primarily to the provision for loan losses of $78.0 million, less net charge-offs of $75.2 million.  The current period provision for loan losses was recorded to provide reserves adequate to support the known and inherent risk of loss in the loan portfolio, and for specific reserves required as of December 31, 2008.  The allowance for loan losses is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans and other loans of concern, as well as specific reserves and charge-off activity.  At December 31, 2008, only $783,000 of our allowance for loan losses was specifically allocated to our non-performing loans, as compared to $11.6 million for the same period last year.  This decline was primarily caused by the additional charge-offs recorded during the current year.  The remaining portion of our allowance for loan losses was allocated to our performing loans based on the quantitative and qualitative factors discussed below.

Non-performing loans as of December 31, 2008 were $154.9 million, compared to $38.0 million at December 31, 2007. The increase in non-performing loans during the year ended December 31, 2008 consisted of the addition of $255.9 million of non-performing loans, partially offset by paydowns received of $24.0 million, net charge-offs of $75.5 million and loan upgrades of $2.3 million from non-performing to performing status. Non-performing loans were also impacted by the foreclosure and transfer of $37.1 million of non-performing loans to other real estate and other assets owned during the year.  As of December 31, 2008, non-performing loans primarily consisted of $70.9 million of residential and condominium construction real estate loans, $14.3 million of residential land development loans, $16.2 million of other construction projects and $52.8 million of multi-family and commercial real estate loans.  The increase in non-performing loans during the year was primarily related to non-performing construction and land development loans, which increased from $8.8 million at December 31, 2007 to $101.4 million at December 31, 2008.

With the housing and secondary mortgage markets continuing to deteriorate and showing no signs of stabilizing in the near future, we continue to aggressively monitor our real estate loan portfolio, including our construction and land loan portfolio.  Our construction and land loan portfolio at December 31, 2008 totaled $408.9 million, of which $238.2 million were residential and condominium conversion construction loans and land development loans, representing 8.5% of our total loan portfolio.  Within this portfolio, approximately 56.1%, 27.5%, 4.7% and 4.5% were located in California, New York, Florida and Arizona, respectively.  At December 31, 2008, we had $85.2 million of non-performing lending relationships within our residential and condominium conversion construction and land development loan portfolio, consisting of 20 lending relationships.  Of these non-performing construction and land development loans, 11 relationships, with an aggregate balance of $65.0 million, were located in California (Huntington Beach, Cathedral City, Indio, Riverside, Palm Desert, Van Nuys, Tulare, Palmdale and Sylmar).  As a percentage of our total loan portfolio, the amount of non-performing loans was 5.53% and 1.20% at December 31, 2008 and 2007, respectively.  During the year, the level of other loans of concern increased from $27.4 million at December 31, 2007 to $114.6 million at December 31, 2008.  The increase during the current year was primarily caused by the addition of $17.5 million of other construction projects, and $70.0 million of commercial and multi-family real estate loans.  Other loans of concern consist of performing loans which have known information that has caused management to be concerned about the borrower’s ability to comply with present loan repayment terms.  During 2008, we recorded net charge-offs of $75.2 million, compared to $9.3 million in 2007.

The allowance for loan losses increased to $47.8 million or 1.51% of our total loan portfolio at December 31, 2007 from $46.0 million or 1.53% of our total loan portfolio at December 31, 2006. The increase in the allowance was due primarily to the provision for loan losses of $11.1 million, less net charge-offs of $9.3 million.  The 2007 provision for loan losses was recorded to provide reserves adequate to support the known and inherent risk of loss in the loan portfolio, and for specific reserves required as of December 31, 2007.  The allowance for loan losses is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans and other loans of concern, as well as specific reserves and charge-off activity.  Non-performing loans as of December 31, 2007 were $38.0 million, compared to $26.3 million at December 31, 2006. The increase in non-performing loans during the year ended December 31, 2007 consisted of the addition of $85.3 million of non-performing loans, partially offset by paydowns received of $27.0 million, charge-offs of $10.9 million and loan upgrades of $17.8 million from non-performing to performing status. Non-performing loans were also impacted by the foreclosure and transfer of $17.9 million of non-performing loans to other real estate and other assets owned during the year.  As of December 31, 2007 as compared to December 31, 2006, the net increase in non-performing loans primarily consisted of $8.8 million of residential construction real estate loans and $15.0 million of commercial and multi-family loans, partially offset by decreases of $4.5 million of franchise loans and $7.6 million of entertainment finance loans. As a percentage of our total loan portfolio, the amount of non-performing loans was 1.20% and 0.88% at December 31, 2007 and 2006, respectively.  During 2007, the level of other loans of concern declined by 59.1%, from $67.0 million at December 31, 2006 to $27.4 million at December 31, 2007.

The following table sets forth management’s historical allocation of the allowance for loan losses by loan or contract category and the percentage of gross loans in each category to total gross loans at the dates indicated.

	December 31,
	2008		2007		2006		2005		2004
Loan Category:	Allowance for loan losses	% of loans (1)	Allowance for loan losses	% of loans (1)	Allowance for loan losses	% of loans (1)	Allowance for loan losses	% of loans (1)	Allowance for loan losses	% of loans (1)
	(dollars in thousands)
Secured by real estate	$37,435	83%	$37,570	88%	$31,666	84%	$27,115	84%	$21,993	76%
Construction and land loans	12,270	15%	7,421	9%	6,618	12%	7,107	12%	1,555	10%
Entertainment finance	473	2%	1,995	2%	5,616	3%	6,770	3%	7,828	5%
Franchise	261	—	629	—	1,833	—	2,685	1%	4,032	8%
Commercial and other	135	—	168	1%	316	1%	140	—	80	1%
Total	$50,574	100%	$47,783	100%	$46,049	100%	$43,817	100%	$35,483	100%
____________
(1)	Percentage represents gross loans in category to total gross loans.

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

Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of nonperforming assets.  The quantitative factors, included above, are utilized by our management to identify two different risk groups (1) individual loans (loans with specifically identifiable risks); and (2) homogeneous loans (groups of loan with similar characteristics).  We base the allocation for individual loans on the estimated collateral value if the loan is collateral dependent, as well as the risk rating grades assigned to each of these loans as a result of our loan management and review processes.  Loans evaluated individually (primarily loans considered impaired or substandard) are allocated reserves based on the estimated collateral values.  Homogenous groups of loans are allocated reserves based on the loss ratio assigned to the pool based on its collateral type and risk grade.  The loss ratio is determined based on historical loss experience, augmented by the experience of management with similar assets and our independent loan review process.

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

Management believes that our allowance for loan losses as of December 31, 2008 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth the delinquency status of our loan portfolios at each of the dates indicated.

	December 31,
	2008		2007		2006
	Amount	Percent of Gross Portfolio	Amount	Percent of Gross Portfolio	Amount	Percent of Gross Portfolio
	(dollars in thousands)
Period of Delinquency
30 – 59 days	$54,586	1.95%	$18,886	0.60%	$10,120	0.34%
60 – 89 days	43,948	1.57%	6,268	0.20%	15,170	0.51%
90 days or more	127,336	4.55%	31,334	1.00%	23,937	0.80%
Total loans delinquent	$225,870	8.07%	$56,488	1.80%	$49,227	1.65%

The increase in total delinquent loans in 2008 was due primarily to an increase of $56.3 million and $109.1 million, respectively, of past due real estate secured loans and construction and land loans.

We have established a policy that we review all loans for which we have received updated financial and operating information and annual reviews on loans greater than $2.5 million. This review usually involves obtaining updated information about the collateral and source of repayment. In addition, independent outside consultants periodically review our loan portfolio and report findings to management and the audit committee of the Board of Directors. Loans considered to warrant special attention are presented to the review and reserve committee, which meets at least monthly to review the status of classified loans, consider new classifications or declassifications, determine the need for and amount of any charge-offs, and recommend to our executive committee of the Board of Directors the level of allowance for loan losses to be maintained. If management believes that the collection of the full amount of principal is unlikely and the value of the collateral securing the obligation is insufficient, the difference between the loan balance and the fair market value of the collateral are recognized by a partial charge-off of the loan balance to the collateral’s fair value. While real property collateral is held for sale, it is subject to periodic evaluation and/or appraisal. If an evaluation or appraisal indicates that the property will ultimately sell for less than our recorded value plus costs of disposition, the loss is recognized by a charge to allowance for other real estate owned losses.

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

The following table sets forth our nonperforming assets by category and troubled debt restructurings as of the dates indicated:

	December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Nonaccrual loans:(1)
Real estate	$53,034	$29,145	$14,091	$6,117	$7,057
Construction and land	101,357	8,804	—	—	—
Franchise	—	—	4,549	7,366	3,874
Entertainment finance	6	13	7,614	10,780	3,721
Other	463	—	—	—	—
Total nonaccrual loans	154,860	37,962	26,254	24,263	14,652
Other real estate and other assets owned, net	38,031	19,396	6,729	3,960	—
Total nonperforming assets	192,891	57,358	32,983	28,223	14,652
Accruing loans past-due 90 days or more with respect to principal or interest	—	—	—	—	—
Performing troubled debt restructurings	7,965	7,802	7,994	10,758	3,096
	$200,856	$65,160	$40,977	$38,981	$17,748

Nonaccrual loans to total gross loans	5.53%	1.20%	0.88%	0.95%	0.80%
Allowance for loan losses to nonaccrual loans	32.66%	125.87%	175.40%	180.59%	242.17%
Nonperforming assets to total assets	4.34%	1.62%	0.97%	0.92%	0.63%
________________
(1)
Includes one loan with a net book balance of $1.2 million that was a nonperforming troubled debt restructuring in 2008, two loans with a net book balance of $6.3 million that were nonperforming troubled debt restructurings in 2007, five loans with a net book balance of $5.4 million that were nonperforming troubled debt restructurings in 2006, six loans with a net book balance of $8.5 million that were nonperforming troubled debt restructurings in 2005, and four loans with a net book balance of $5.7 million that were nonperforming troubled debt restructurings in 2004.

Gross interest income that would have been recorded on nonaccrual loans had they been current in accordance with original terms was $8.1 million and $2.8 million for the years ended December 31, 2008 and 2007, respectively. No interest income was recorded for loans on nonaccrual status during the years ended December 31, 2008 and 2007.  For the years ended December 31, 2008 and 2007, $720,000 and $1.4 million, respectively, of gross interest income would have been recorded had the restructured loans been current in accordance with their original terms compared to $600,000 and $1.0 million, respectively, of interest income that was included in net income for the same periods.

At December 31, 2008, we owned 41 properties, consisting of $3.0 million of commercial real estate, $18.7 million of multi-family real estate, $15.3 million of condominium conversion construction real estate and $1.0 million of entertainment finance assets.

As of December 31, 2008 and 2007, we had loans with an aggregate outstanding balance of $114.6 million and $27.4 million, respectively, with respect to which known information concerning possible credit problems with the borrowers or the cash flows of the properties securing the respective loans has caused management to be concerned about the ability of the borrowers to comply with present loan repayment terms, which may result in the future inclusion of such loans in the non-accrual loan category.

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

In evaluating our exposure to changes in interest rates, certain risks inherent in the method of analysis presented in the following tables must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees and at different times to changes in market rates. Additionally, loan prepayments and early withdrawals of time certificates could cause interest sensitivities to vary from those that appear in the following table. Further, certain assets, such as adjustable rate real estate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. The majority of our adjustable rate real estate loans may not adjust downward below their initial rate, with increases generally limited to maximum adjustments of 2% per year and up to 5% over the life of the loan. These loans may also be subject to prepayment penalties. At December 31, 2008, 26.5% of our adjustable rate loan portfolio could not adjust downward below the floor rate and the weighted-average minimum interest rate for these loans was 6.8%.  At December 31, 2008, 48.5% of the total loans outstanding had a lifetime interest rate cap, with a weighted-average lifetime interest rate cap of 11.87%.  At December 31, 2008, none of the loans in our adjustable rate loan portfolio were at their cap rate.  The anticipated effects of these various factors are considered by management in implementing interest rate risk management activities.

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

The following table shows our estimated earnings sensitivity profile to immediate, parallel shifts in interest rates as of December 31, 2008:

Changes in Interest rates (Basis Points)	Percentage Change in Net Interest Income (12 Months)
+ 200 Over One Year	-8.16%
+ 100 Over One Year	-3.85%
- 100 Over One Year	12.59%

Another tool used to identify and manage our interest rate risk profile is the static gap analysis. Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. The following table presents an estimate of our static GAP analysis as of December 31, 2008.

	Maturing or Repricing in
	3 Months or less	After 3 Months But Within 1 Year	After 1 Year But Within 5 Years	After 5 Years	Non-Interest Sensitive	Total
	(dollars in thousands)
Assets
Loans (1)	$889,063	$561,176	$1,166,482	$182,809	$—	$2,799,530
Cash and cash equivalents	399,809	—	—	—	3,310	403,119
Investment securities available-for-sale	13,953	34,087	80,062	18,697	—	146,799
Investment securities held-to-maturity	10,909	202,359	567,410	162,008	—	942,686
Non-interest earning assets less allowance for loan losses	—	—	—	—	147,704	147,704
Total assets	$1,313,734	$797,622	$1,813,954	$363,514	$151,014	$4,439,838
Liabilities and Shareholders’ Equity
Time certificates under $100,000	$328,967	$671,585	$608,442	$95	$—	$1,609,089
Time certificates $100,000 and more	216,263	599,870	30,750	—	—	846,883
Money market and passbook accounts	421,252	—	—	—	—	421,252
Demand deposit accounts	43,055	—	—	—	10,761	53,816
FHLB advances and other borrowings	50,839	121,357	797,288	236,149	—	1,205,633
Other liabilities	—	—	—	—	26,996	26,996
Junior subordinated debentures	25,800	30,900	—	29,900	—	86,600
Shareholders’ equity	—	—	—	—	189,569	189,569
Total liabilities and shareholders’ equity	$1,086,176	$1,423,712	$1,436,480	$266,144	$227,326	$4,439,838
Net repricing assets over (under) repricing liabilities equals interest rate sensitivity GAP	$227,557	$(626,090)	$377,474	$97,370	$(76,312)
Cumulative interest rate sensitivity GAP	$227,557	$(398,532)	$356,414	$76,312	$—
Cumulative GAP as a percentage of total assets	5.13%	-8.98%	8.03%	1.72%	0.00%
____________
(1)
Approximately 50.8% of our loan portfolio was comprised of adjustable rate loans at December 31, 2008, and approximately 41.2% of the loan portfolio was comprised of hybrid loans, which become adjustable rate loans after an initial fixed rate period of three or five years. Our adjustable rate loans generally re-price on a quarterly or semi-annual basis with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan. Nonaccrual loans of approximately $154.9 million are assumed to reprice after five years.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Imperial Capital Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Imperial Capital Bancorp, Inc. and subsidiaries (the “Company”), as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imperial Capital Bancorp, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As further described in Note 1, at December 31, 2008, the regulatory capital of the Company’s banking subsidiary Imperial Capital Bank (the “Bank”) is below the regulatory minimums required to be considered "well capitalized".  The Company is currently operating under a Cease and Desist Order (the “Order”) with the Federal Deposit Insurance Corporation and the California Department of Financial Institutions.  The Order requires the Company to, among other things, achieve specified regulatory capital ratios by August 11, 2009, and such minimum ratios exceed the minimums required to be considered "well capitalized".  Failure to achieve all of the Order's requirements may lead to additional regulatory actions. The ability of the Company to comply with terms of this Order, together with other factors, raises substantial doubt about the Company's ability to continue as a going concern.  Management’s plans in regard to these matters also are described in Note 1.  The 2008 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Los Angeles, California
March 30, 2009

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(in thousands, except share amounts)
Assets
Cash and cash equivalents	$403,119	$8,944
Investment securities available-for-sale, at fair value	146,799	117,924
Investment securities held-to-maturity, at amortized cost (fair value approximates $716,376 and $158,509 in 2008 and 2007, respectively)	942,686	159,023
Stock in Federal Home Loan Bank	63,498	53,497
Loans, net (net of allowance for loan losses of $50,574 and $47,783 in 2008 and 2007, respectively)	2,748,956	3,125,072
Interest receivable	21,305	20,841
Other real estate and other assets owned, net	38,031	19,396
Premises and equipment, net	7,701	8,550
Deferred income taxes	22,338	12,148
Goodwill	3,118	3,118
Other assets	42,287	22,706
Total assets	$4,439,838	$3,551,219
Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$2,931,040	$2,181,858
Federal Home Loan Bank advances and other borrowings	1,205,633	1,021,235
Accounts payable and other liabilities	26,996	33,959
Junior subordinated debentures	86,600	86,600
Total liabilities	4,250,269	3,323,652
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital – common stock, $.01 par value; 20,000,000 shares authorized, 9,146,256 and 9,142,256 issued in 2008 and 2007, respectively	85,407	85,009
Retained earnings	222,483	255,947
Accumulated other comprehensive (loss) income, net	(2,682)	267
	305,208	341,223
Less treasury stock, at cost – 4,126,116 and 3,995,634 shares in 2008 and 2007, respectively	(115,639)	(113,656)
Total shareholders’ equity	189,569	227,567
Total liabilities and shareholders’ equity	$4,439,838	$3,551,219

See accompanying notes to the consolidated financial statements.

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(in thousands, except per share amounts)
Interest income:
Loans receivable, including fees	$195,388	$233,749	$207,320
Cash, cash equivalents and investment securities	58,825	17,522	19,181
Total interest income	254,213	251,271	226,501
Interest expense:
Deposit accounts	101,485	110,111	85,156
Federal Home Loan Bank advances and other borrowings	51,434	46,134	38,722
Junior subordinated debentures	7,351	8,338	8,197
Total interest expense	160,270	164,583	132,075
Net interest income before provision for loan losses	93,943	86,688	94,426
Provision for loan losses	77,965	11,077	5,000
Net interest income after provision for loan losses	15,978	75,611	89,426
Non-interest (loss) income:
Late and collection fees	865	1,119	970
Other	(11,115)	2,014	1,802
Total non-interest (loss) income	(10,250)	3,133	2,772
Non-interest expense:
Compensation and benefits	21,759	23,899	21,265
Occupancy and equipment	7,558	7,832	7,439
Other	21,730	19,633	17,743
Total general and administrative	51,047	51,364	46,447
Other real estate and other assets owned expense, net	1,634	780	334
Provision for losses on other real estate and other assets owned	6,196	300	—
Loss on sale of other real estate and other assets owned	728	45	35
Total real estate and other assets owned expense	8,558	1,125	369
Total non-interest expense	59,605	52,489	46,816
(Loss) income before provision for income taxes	(53,877)	26,255	45,382
(Benefit) provision for income taxes	(21,281)	10,635	18,493
NET (LOSS) INCOME	$(32,596)	$15,620	$26,889
BASIC (LOSS) EARNINGS PER SHARE	$(6.01)	$2.85	$4.83
DILUTED (LOSS) EARNINGS PER SHARE	$(6.01)	$2.81	$4.71

See accompanying notes to the consolidated financial statements.

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

											Comprehensive Income (Loss)
													Reclassification of
	Common Stock												Realized Losses
	Number of Shares			Shareholders’ Equity								Unrealized	Previously
	Gross		Net	Contributed Capital				Accumulated				Gain	Recognized in
	Shares		Shares			Total		Other	Treasury		Net	(Loss) on	Comprehensive	Total
	Issued and	Treasury	Issued and	Share	Earned	Contributed	Retained	Comprehensive	Stock,		Income	Securities,	Income (Loss),	Comprehensive
	Outstanding	Shares	Outstanding	Capital	Compensation	Capital	Earnings	Income (Loss)	At Cost	Total	(Loss)	Net of Tax	Net of Tax	Income (Loss)
	(in thousands except share amounts)
Balance at January 1, 2006	8,978,998	(3,576,695)	5,402,303	$75,783	$2,221	$78,004	$220,095	$(364)	$(93,254)	$204,481
Issuance of common stock - employee stock options	86,674	—	86,674	3,692	—	3,692	—	—	—	3,692
Earned compensation from Supplemental Executive Retirement Plan /Recognition and Retention Plan, net	—	1,735	1,735	—	111	111	—	—	(75)	36
Common stock repurchased	—	(229,009)	(229,009)	—	—	—	—	—	(11,265)	(11,265)
Cash dividends declared ($0.60 per common share)	—	—	—	—	—	—	(3,161)	—	—	(3,161)
Stock compensation expense recognized in earnings	—	—	—	—	266	266	—	—	—	266
Net income	—	—	—	—	—	—	26,889	—	—	26,889
Other comprehensive income	—	—	—	—	—	—	—	399	—	399	$26,889	$399	$—	$27,288
Balance at December 31, 2006	9,065,672	(3,803,969)	5,261,703	$79,475	$2,598	$82,073	$243,823	$35	$(104,594)	$221,337
Issuance of common stock-employee stock options, net	76,584	—	76,584	2,567	—	2,567	—	—	—	2,567
Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan, net	—	(4,190)	(4,190)	—	158	158	—	—	(173)	(15)
Common stock repurchased	—	(187,475)	(187,475)	—	—	—	—	—	(8,889)	(8,889)
Cash dividends declared ($0.64 per common share)	—	—	—	—	—	—	(3,496)	—	—	(3,496)
Stock compensation expense recognized in earnings	—	—	—	—	211	211	—	—	—	211
Net income	—	—	—	—	—	—	15,620	—	—	15,620
Other comprehensive income	—	—	—	—	—	—	—	232	—	232	$15,620	$232	$—	$15,852
Balance at December 31, 2007	9,142,256	(3,995,634)	5,146,622	$82,042	$2,967	$85,009	$255,947	$267	$(113,656)	$227,567
Issuance of common stock- employee stock options, net	4,000	—	4,000	39	—	39	—	—	—	39
Earned compensation from Supplemental Executive Retirement Plan / Recognition and Retention Plan / Deferred Compensation Plan, net	—	(130,482)	(130,482)	—	40	40	—	—	(1,983)	(1,943)
Cash dividends declared ($0.16 per common share)	—	—	—	—	—	—	(868)	—	—	(868)
Stock compensation expense recognized in earnings	—	—	—	—	319	319	—	—	—	319
Net loss	—	—	—	—	—	—	(32,596)	—	—	(32,596)
Other comprehensive loss	—	—	—	—	—	—	—	(2,949)	—	(2,949)	$(32,596)	$(8,501)	$5,552	$(35,545)
Balance at December 31, 2008	9,146,256	(4,126,116)	5,020,140	$82,081	$3,326	$85,407	$222,483	$(2,682)	$(115,639)	$189,569

See accompanying notes to the consolidated financial statements.

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Cash Flows From Operating Activities:
Net (Loss) Income	$(32,596)	$15,620	$26,889
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	2,815	2,973	2,690
Amortization of premium on purchased loans	3,411	4,946	4,732
Accretion of deferred loan origination fees, net of costs	(1,862)	(2,392)	(2,846)
Accretion of discounts on investment securities, net	(10,755)	(1,085)	(7)
Other-than-temporary impairment on investment securities	9,290	—	—
Provision for loan losses	77,965	11,077	5,000
Provision for losses on other real estate owned	6,196	300	—
Deferred income tax (benefit) expense	(8,125)	(799)	926
Other, net	(799)	(1,726)	(2,013)
Increase in interest receivable	(464)	(88)	(4,466)
(Increase) decrease in other assets	(19,581)	(2,999)	1,198
(Decrease) increase in accounts payable and other liabilities	(6,140)	(4,247)	5,231
Net cash provided by operating activities	19,355	21,580	37,334

Cash Flows From Investing Activities:
Purchases of investment securities available-for-sale	(67,419)	(82,195)	(44,331)
Proceeds from the maturity and calls of investment securities available-for-sale	25,436	65,334	38,159
Purchases of investment securities held-to-maturity	(878,094)	—	(7,771)
Proceeds from the maturity and redemption of investment securities held-to-maturity	104,125	34,434	48,019
Purchase of stock in Federal Home Loan Bank	(7,739)	(1,887)	(2,675)
Purchase of loans	(5,892)	(47,343)	(497,785)
Proceeds from the sale of loans	52,783	—	—
Decrease (increase) in loans, net	215,311	(135,888)	38,072
Proceeds from sale of other real estate owned	8,359	4,400	135
Cash paid for capital expenditures	(2,035)	(3,832)	(3,823)
Net cash used in investing activities	(555,165)	(166,977)	(432,000)

Cash Flows From Financing Activities:
Proceeds from exercise of employee stock options	39	2,567	3,692
Cash paid to acquire treasury stock	(1,983)	(9,062)	(11,374)
Cash dividends paid	(1,651)	(3,300)	(2,371)
Increase in deposit accounts	749,182	122,453	323,977
Net (repayments of) proceeds from short-term borrowings	(100,000)	(77,498)	89,293
Proceeds from long-term borrowings	503,000	316,000	89,869
Repayments of long-term borrowings	(218,602)	(227,267)	(161,719)
Net cash provided by financing activities	929,985	123,893	331,367

Net increase (decrease) in cash and cash equivalents	394,175	(21,504)	(63,299)
Cash and cash equivalents, beginning of period	8,944	30,448	93,747
Cash and cash equivalents, end of period	$403,119	$8,944	$30,448

Supplemental Cash Flow Information:
Cash paid during the period for interest	$155,598	$164,495	$124,755
Cash paid during the period for income taxes	$2,194	$11,089	$16,668
Non-cash Investing Transactions:
Loans transferred to other real estate and other assets owned	$37,113	$17,896	$3,499
Loans to facilitate the sale of other real estate owned	$3,195	$—	$560
Cash dividends declared but not yet paid	$—	$828	$790

See accompanying notes to the consolidated financial statements.

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

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

Imperial began operating as a California industrial bank in 1974, and became a publicly traded company in October 1995, when its shares were sold in an initial public offering. Imperial operates six retail branches in California, two branches in Nevada and a branch in Baltimore, Maryland.

The Bank is now a California state chartered commercial bank. ICB is supervised by the Federal Reserve Bank and is registered as a bank holding company.

As further described in Note 15 and 20, the Company is currently operating under a Cease and Desist Order (the “Order”) with the FDIC and the California Department of Financial Institutions (“DFI”), and the Company has been notified by the Federal Reserve Board (FRB) that it has been designated to be in a “troubled condition.”  Among other things, the Order requires the Bank to take certain measures in the areas of management, capital, loan loss allowance determination, risk management and liquidity management.  The Order further requires the Company to increase and hold the Bank’s Tier 1 leverage ratio above nine percent and the Bank’s Total Risk-Based Capital ratio above thirteen percent by August 11, 2009 and for the life of the Order.  As of December 31, 2008, the Bank had a Tier 1 leverage ratio of 6.0% and the Bank’s Total Risk-Based Capital ratio was 9.3%.

As discussed in Note 3, the Company’s loans consist largely of real estate loans secured by income producing multi-family properties and income producing commercial properties concentrated in the State of California.  While management believes that the Company has provided an allowance for loan losses sufficient to cover losses inherent in the portfolio as of December 31, 2008, uncertain conditions in the real estate markets in which the Company lends could impact earnings and capital as a result of additional charge-offs, loss provisions and reserves.

As further described in Note 15, the Company’s and the Bank’s  regulatory capital positions have fallen below the level necessary to be considered “well capitalized” and are now categorized as “adequately capitalized” under the applicable regulatory framework.  Adequately capitalized companies must obtain a waiver from the FDIC in order to accept, renew or roll over brokered deposits.  As of December 31, 2008 the Company had brokered deposits of $739.9 million.  If deemed necessary, the Bank may apply for permission to continue to accept certain types of brokered deposits.

The above factors, and, in particular, the Company’s ability to comply with the terms of the Order requiring increased capital requirements raise substantial doubt about the Company's ability to continue as a going concern.   The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classifications of liabilities that might result from the outcome of this uncertainty.

Management’s strategic plan in connection with addressing the going concern matters discussed above, focuses on four primary objectives including: (1) improving the Bank’s asset quality, (2) reducing the Bank’s asset base and improving regulatory capital ratios, (3) continuing to control and reduce the Company’s expenses, and (4) reducing the Bank’s reliance on wholesale funding sources.

Management is also evaluating various strategic options and continues to act upon both tactical and strategic alternatives to raise capital and restructure our balance sheet.  While considerable risks to the Company’s future financial performance exist, management believes that the Company can effectively respond to these risks and carry on its operations, while it implements this strategic plan and evaluates opportunities with respect to capital resources.

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

Investment securities that are acquired at discounted amounts, in part, due to credit quality concerns are accounted for under Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”.  At acquisition, management reviews each investment to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that the Company will be unable to collect all amounts due according to its contractual terms.  If both conditions exist, management determines whether the excess of the investment’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted. The remaining amount—representing the excess of the investment’s cash flows expected to be collected over the amount paid—is accreted into interest income over the remaining life of the investment.  Over the life of the investment, management continues to estimate cash flows expected to be collected.  Management evaluates at the balance sheet date whether the present value of its investment determined using the effective interest rates has decreased and if so, recognizes a loss.  For any increases in cash flows expected to be collected, management adjusts the amount of accretable yield recognized on a prospective basis over the investment’s remaining life.

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

Goodwill — The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 ceased the amortization of goodwill and requires an annual assessment for impairment by applying a fair-value-based test.  In accordance with SFAS No. 142, the Company assesses the goodwill for impairment on an annual basis, or on an interim basis if events or circumstances indicate the fair value of the goodwill has decreased below its carrying value. As of December 31, 2008 and 2007, and on an interim basis at July 1, 2008, the Company evaluated its goodwill, and determined that no impairment was required.

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, which requires the recognition of the expense related to the fair value of stock-based compensation awards within the consolidated statement of income. The Company elected the modified prospective transition method as permitted by SFAS No. 123(R), and accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006 includes compensation expense for unvested stock-based compensation awards that were outstanding as of January 1, 2008, 2007 and 2006, respectively, for which the requisite service was rendered during the year.  The stock-based compensation costs for these awards granted prior to January 1, 2006 were based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 were based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Total stock-based compensation expense included in our consolidated statement of income for the years ended December 31, 2008, 2007 and 2006 were approximately $319,000 ($191,000, net of tax, or $0.04 per diluted share), $212,000 ($127,000, net of tax, or $0.02 per diluted share) and $266,000 ($160,000, net of tax, or $0.03 per diluted share), respectively.  Unrecognized stock-based compensation expense related to unvested stock options was approximately $423,000, $793,000 and $66,000 at December 31, 2008, 2007 and 2006, respectively. At those dates, the weighted-average period over which the unrecognized expense was expected to be recognized was 1.45 years, 2.41 years and 2.22 years, respectively.

No options were granted during the year ended December 31, 2008.  The fair value of each option granted for the years ended December 31, 2007 and 2006 were estimated on the date of grant using an option pricing model with the following weighted-average assumptions for option grants:

	Weighted-Average Assumptions for Option Grants
	2007	2006
Dividend Yield	1.87%	1.17%
Expected Volatility	24.31%	22.86%
Risk-Free Interest Rates	4.67%	4.94%
Expected Lives	5 Years	5 Years
Weighted-Average Fair Value	$9.12	$13.68

Other Comprehensive Income — Other comprehensive income is displayed in the Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) and consists of the change in net unrealized holding gain or loss on securities classified as available-for-sale, net of the related income tax effect.

Fair Value Measurements — On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial condition or results of operations.  In accordance with Financial Accounting Standards Board Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. See Note 4 - Fair Value Measurements.

In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

New Accounting Pronouncements — In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities."  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for us on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB Statement No. 51.”  SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 was effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No.133."  SFAS No. 161 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to amend and expand the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows.  To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 was effective for the Company on January 1, 2009 and did not have a significant impact on the Company's financial condition or results of operations.

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

NOTE 2—INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of December 31, 2008 and 2007 are as follows:

			Gross Unrealized
	Amortized Cost	Fair Value	Gains	Losses
	(in thousands)
December 31, 2008:
Investment securities available-for-sale:
U.S. agency securities	$20,052	$20,192	$140	$—
Collateralized mortgage obligations	116,467	115,664	2,999	3,802
Mortgage-backed securities	3,740	3,947	207	—
Corporate bonds	9,894	6,106	2	3,790
Residual interest in securitized loans	695	695	—	—
Equity securities	422	195	58	285
Total investment securities available-for-sale	$151,270	$146,799	$3,406	$7,877
Investment securities held-to-maturity:
Collateralized mortgage obligations	817,015	591,527	9,129	234,617
Mortgage-backed securities	125,671	124,849	401	1,223
Total investment securities held-to-maturity	$942,686	$716,376	$9,530	$235,840
December 31, 2007:
Investment securities available-for-sale:
U.S. agency securities	$9,997	$9,986	$2	$13
Collateralized mortgage obligations	83,260	84,264	1,046	42
Mortgage-backed securities	4,453	4,489	36	—
Corporate bonds	13,437	12,582	—	855
Residual interest in securitized loans	1,318	1,318	—	—
Equity securities	5,013	5,285	281	9
Total investment securities available-for-sale	$117,478	$117,924	$1,365	$919
Investment securities held-to-maturity:
Mortgage-backed securities	$159,023	$158,509	$305	$819

The amortized cost and approximate fair value of securities at December 31, 2008 are presented below by contractual maturity.  Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to prepay obligations.  Equity securities classified as available-for-sale that have no maturity are included in the due in one year or less column.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$20,052	$20,251	$—	$—
Due after one year through five years	708	695	—	—
Due after five years through ten years	21,701	22,356	1,387	1,392
Due after ten years	108,809	103,497	941,299	714,984
	$151,270	$146,799	$942,686	$716,376

At December 31, 2008, the remaining contractual maturity and weighted average life of the mortgage-backed securities held-to-maturity was approximately 26.9 and 5.5 years, respectively. Additionally, the remaining contractual maturity and weighted average life of the collateralized mortgage obligations held-to-maturity was approximately 28.5 and 5.5 years, at December 31, 2008. The weighted average life of mortgage-backed securities and collateralized mortgage obligations differs from the contractual maturity due to anticipated principal prepayments.

A total of 101 securities and 22 securities had unrealized losses at December 31, 2008 and 2007, respectively. These securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 months		More than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
December 31, 2008:
Investment securities available-for-sale:
Collateralized mortgage obligations	$8,915	$3,802	$—	$—	$8,915	$3,802
Corporate bonds	3,211	2,654	1,074	1,136	4,285	3,790
Equity securities	136	275	—	10	136	285
Total investment securities available-for-sale	$12,262	$6,731	$1,074	$1,146	$13,336	$7,877

Investment securities held-to-maturity:
Collateralized mortgage obligations	$548,709	$234,617	$—	$—	$548,709	$234,617
Mortgage-backed securities	76,430	1,223	—	—	76,430	1,223
Total investment securities held-to-maturity	$625,139	$235,840	$—	$—	$625,139	$235,840

December 31, 2007:
Investment securities available-for-sale:
U.S. agency securities	$3,986	$13	$—	$—	$3,986	$13
Collateralized mortgage obligations	17,062	42	—	—	17,062	42
Corporate bonds	12,582	855	—	—	12,582	855
Equity securities	—	—	2	9	2	9
Total investment securities available-for-sale	$33,630	$910	$2	$9	$33,632	$919

Investment securities held-to-maturity:
Mortgage-backed securities	$24,438	$2	$81,921	$817	$106,359	$819

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company expects to receive the face or par value of the securities or, in the case of securities accounted for under SOP 03-3, the contractually required payments less the nonaccretable difference. Furthermore, with the exception of those securities noted below, as of December 31, 2008, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as these securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities detailed above, with the exception of the other-than-temporary impairment charge recorded on the securities identified below and the nonaccretable difference identified at acquisition with respect to the investments accounted for under SOP 03-3, are impaired due to reasons of credit quality. Accordingly, as of December 31, 2008, management believes the impairments detailed in the table above are temporary.

During 2008, the Company recorded an other-than-temporary impairment charge of $9.3 million in connection with a decline in fair value of its available-for-sale investment portfolio.  This charge included a $4.6 million other-than-temporary impairment related to the Bank’s investment in FNMA preferred stock.  The new cost basis of the preferred stock was approximately $400,000 at December 31, 2008.  The substantial decline in value occurred following the United States Department of Treasury and Federal Housing Finance Agency (FHFA) announcement on September 7, 2008 that FNMA was being placed under conservatorship, that control of its management was being given to its regulator, the FHFA, and that it was prohibited from paying dividends on its common and preferred stock.  There can be no assurance that the remaining value of the FNMA preferred stock will not decline further, or that we will not have to recognize additional impairment charges related to this investment.  The remaining $4.7 million other-than-temporary impairment charge primarily related to the declines in fair value on certain corporate sponsored notes and CMOs that management determined were other than temporary due to the duration and severity of the impairments, as well as management’s estimates regarding the anticipated recovery of these securities.  These charges were included with other non-interest income on the consolidated statements of income.

During 2008 and 2007, no securities were sold prior to their maturity or call date.  There were no realized gains or losses on investment securities for the years ended December 31, 2007 and 2006.

During the year ended December 31, 2008, the Company acquired a portfolio of CMOs at an average discount dollar price of 87% of par that were classified as held-to-maturity.  Management determined at the time that these securities were acquired that it was probable that all contractually required payments would not be collected due, in part, to credit quality.  Accordingly, these investment securities are accounted for under SOP 03-3, and as of December 31, 2008, the outstanding balance (representing amounts owed to the Company at the balance sheet date) and carrying amounts of those investments classified as held-to-maturity securities are as follows:

(in thousands)
Outstanding balance	$937,910
Carrying amount, net	817,015

(in thousands)
Accretable Yield:
Balance at December 31, 2007	$—
Additions	98,142
Accretion	(9,748)
Disposals	—
Balance at December 31, 2008	$88,394

The following table provides a detail of the held-to-maturity investment securities acquired during the year ended December 31, 2008 that were accounted for in accordance with SOP 03-3:

(in thousands)
Contractually required payments receivable	$1,009,197
Nonaccretable difference	(32,500)
Cash flows expected to be collected	976,697
Accretable yield	7.98%
Fair value of acquired securities	$878,555

NOTE 3—LOANS

Loans consisted of the following:

	December 31,
	2008	2007
	(in thousands)
Real estate loans	$2,305,789	$2,627,801
Construction and land loans	408,644	421,110
Entertainment finance loans	50,376	76,342
Franchise loans	2,615	2,718
Commercial and other loans	6,610	14,631
	2,774,034	3,142,602
Unamortized premium	11,246	13,776
Deferred loan origination costs, net	14,250	16,477
	2,799,530	3,172,855
Allowance for loan losses	(50,574)	(47,783)
	$2,748,956	$3,125,072

At December 31, 2008, approximately 28.8%, 70.7% and 0.5% of the Bank’s real estate loans were secured by income producing commercial properties, income producing multi-family properties and residential one-to-four family properties, respectively. At December 31, 2008, approximately 39.5% of our loans secured by real estate were collateralized by properties located in California.  At December 31, 2008, construction and land loans consisted of 51.0% of single-family residential and condominium projects, 40.4% of commercial retail and multi-family development projects and 8.6% of land loans.

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

At December 31, 2008 and 2007, approximately $2.0 billion and $2.3 billion, respectively, of loans were pledged to secure a borrowing facility at the Federal Home Loan Bank (“FHLB”) of San Francisco.

The following is the activity in the allowance for loan losses on loans for the periods indicated.

	As of and for the Years Ended December 31,
	2008	2007	2006
	(in thousands)
Balance at beginning of year	$47,783	$46,049	$43,817
Provision for loan losses	77,965	11,077	5,000
Charge-offs:
Real estate loans	(18,521)	(6,843)	(1,634)
Construction and land loans	(56,243)	(1,530)	—
Entertainment finance loans	—	(2,500)	(2,500)
Commercial and other loans	(1,159)	—	—
Total charge-offs	(75,923)	(10,873)	(4,134)
Recoveries:
Real estate loans	184	796	894
Construction and land loans	60	—	—
Entertainment finance loans	505	470	472
Franchise loans	—	264	—
Total recoveries	749	1,530	1,366
Net charge-offs	(75,174)	(9,343)	(2,768)
Balance at end of year	$50,574	$47,783	$46,049

As of December 31, 2008 and 2007, there were $178,000 and $93,000 respectively, of entertainment finance loan recoveries, related to borrowers domiciled outside of the United States.

As of December 31, 2008 and 2007, the accrual of income had been suspended on approximately $154.9 million and $38.0 million, respectively, of loans. Interest income that was contractually due on loans that were on nonaccrual status that was not recognized during the years ended December 31, 2008, 2007 and 2006 was approximately $8.1 million, $2.8 million, and $1.5 million, respectively.

As of December 31, 2008 and 2007, restructured loans totaled $9.2 million and $14.1 million, respectively. There were no related commitments to lend additional funds on restructured loans. For the years ended December 31, 2008, 2007 and 2006, $720,000, $1.4 million, and $1.5 million, respectively, of gross interest income would have been recorded had the loans been current in accordance with their original terms compared to $600,000, $1.0 million, and $720,000, respectively, of interest income that was included in net income for the same periods. The average yield on restructured loans was 7.33% and 7.90%, respectively, at December 31, 2008 and 2007.

As of December 31, 2008 and 2007, impaired loans totaled $162.6 million and $47.0 million, respectively.  There were $2.8 million of impaired loans in 2008 with a valuation allowance provided for these loans of $783,000.  In 2007, the valuation allowance for impaired loans was $11.6 million.  As of December 31, 2008 and 2007, impaired loans on nonaccrual status were $154.9 million and $38.0 million, respectively. There were $159.8 million of impaired loans without a valuation allowance as of December 31, 2008.  The average recorded investment in impaired loans for the years ended December 31, 2008, 2007 and 2006 was $129.9 million, $44.6 million, and $32.3 million, respectively. Interest income recognized on impaired loans for the years ended December 31, 2008, 2007 and 2006 was $730,000, $824,000, and $826,000, respectively.

Loans having carrying values of $37.1 million and $17.9 million were transferred to OREO in 2008 and 2007, respectively.

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

Comprehensive (loss) income, which encompasses net income, the net change in unrealized gains (losses) on investment securities available-for-sale and the reclassification of net (gains) losses included in earnings, is presented below:

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)
Net (Loss) Income	$(32,596)	$15,620	$26,889
Other comprehensive loss:
Change in net unrealized gains (losses) on investment securities available-for-sale, net of tax benefit (expense) of $5,667, $(155) and $(266) for the years ended December 31, 2008, 2007 and 2006, respectively	(8,501)	232	399
Reclassification for net losses included in earnings, net of tax benefit of $(3,701) for the year ended December 31, 2008	5,552	—	—
Comprehensive (Loss) Income	$(35,545)	$15,852	$27,288

NOTE 5—OTHER REAL ESTATE OWNED

Other real estate and other assets owned was stated as follows:

	December 31,
	2008	2007
	(in thousands)
Other real estate owned held for sale	$37,031	$14,317
Other assets owned held for sale	1,000	5,079
Less: valuation allowance	—	—
Other real estate owned, net	$38,031	$19,396

The activity in the valuation allowance for other real estate and other assets owned was as follows:

	As of and for the Years Ended December 31,
	2008	2007	2006
	(in thousands)
Balance at beginning of year	$—	$—	$—
Provision for losses on other real estate owned	6,196	300	—
Charge-offs on other real estate owned	(6,196)	(300)	—
Balance at end of year	$—	$—	$—
NOTE 6—PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization and consist of the following:

	December 31,
	2008	2007
	(in thousands)
Furniture, fixtures and equipment	$15,779	$15,277
Leasehold improvements	5,482	4,551
Automobiles	1,532	1,579
	22,793	21,407
Accumulated depreciation and amortization	(15,092)	(12,857)
	$7,701	$8,550

Depreciation and amortization expense on premises and equipment for the years ended December 31, 2008, 2007 and 2006 was $2.8 million, $3.0 million, and $2.7 million, respectively.

NOTE 7—DEPOSIT ACCOUNTS

Deposit accounts consist of the following:

	December 31,
	2008	2007
	(in thousands)
Non-interest demand accounts	$10,761	$16,819
Interest demand accounts	43,055	26,518
Money market and passbook accounts	421,252	251,660
Time certificates under $100,000	1,609,089	1,162,919
Time certificates $100,000 and over	846,883	723,942
	$2,931,040	$2,181,858

Demand deposit accounts have no contractual maturity.  The weighted average contractual interest rate of the Bank’s interest-bearing demand deposit accounts was 3.08% and 3.37% at December 31, 2008 and 2007, respectively.  The weighted average contractual interest rate of the Bank’s money market and passbook accounts was 3.78% and 4.73% at December 31, 2008 and 2007, respectively. Additionally, some money market accounts have limited checking features which allow three check withdrawals per month.  The weighted average contractual interest rate of the Bank’s time certificate accounts was 3.92% and 5.07% at December 31, 2008 and 2007, respectively.

Interest expense on time certificates $100,000 and over, which excludes broker deposits, for the years ended December 31, 2008, 2007 and 2006 amounted to approximately $28.9 million, $39.0 million, and $30.0 million, respectively.

As of December 31, 2008, the contractual maturities of time certificate accounts were as follows:

Year of Maturity	Amount
(in thousands)
2009	$1,803,843
2010	216,506
2011	206,923
2012	158,771
2013	69,834
Thereafter	95
$2,455,972

NOTE 8 — LINES OF CREDIT

As of December 31, 2008 and 2007, the Bank had uncommitted, unsecured lines of credit of $68.0 million and $131.0 million, respectively, with three unaffiliated financial institutions renewable daily.  There were no borrowings on these lines at December 31, 2008 and 2007.  Subsequent to December 31, 2008, the Bank was notified that these lines were no longer available.

NOTE 9 — JUNIOR SUBORDINATED DEBENTURES

The Company has created five trusts, ITLA Capital Statutory Trust I (“Trust I”), ITLA Capital Statutory Trust II (“Trust II”), ITLA Capital Statutory Trust III (“Trust III”), ITLA Capital Statutory Trust IV (“Trust IV”), and ITLA Capital Statutory Trust V (“Trust V”). Trust I issued $14.0 million of 10.60% cumulative trust preferred securities in September 2000, Trust II issued $15.0 million of 10.20% cumulative trust preferred securities in February 2001, Trust III issued $20.0 million of variable rate cumulative trust preferred securities in October 2002, Trust IV issued $10.0 million of variable rate cumulative trust preferred securities in December 2002, and Trust V issued $25.0 million of variable rate cumulative trust preferred securities in December 2002 (referred to collectively as the “Trust Preferred securities”). ICB has fully and unconditionally guaranteed the Trust Preferred securities along with all obligations of each trust under their respective trust agreements. Each trust was formed for the exclusive purpose of issuing their respective Trust Preferred securities and common securities and using the proceeds to acquire ICB’s junior subordinated deferrable interest debentures. Trust I acquired an aggregate principal amount of $14.4 million of ICB’s 10.60% junior subordinated deferrable interest debentures due September 7, 2030 that pay interest each March 7 and September 7 during the term of this security. Trust II acquired an aggregate principal amount of $15.5 million of ICB’s 10.20% junior subordinated deferrable interest debentures due February 22, 2031 that pays interest each February 22 and August 22 during the term of this security. Trust III acquired an aggregate principal amount of $20.6 million of ICB’s variable rate junior subordinated deferrable interest debentures due October 30, 2032 that pays interest on each April 30 and October 30 during the term of the security. Trust IV acquired an aggregate principal amount of $10.3 million of ICB’s variable rate junior subordinated deferrable interest debentures due December 10, 2032 that pays interest each June 15 and December 15 during the term of the security. Trust V acquired an aggregate principal amount of $25.8 million of ICB’s variable rate junior subordinated deferrable interest debentures due December 26, 2032 that pays interest quarterly on March 26, June 26, September 26, and December 26 during the term of the security. The sole assets of each trust are the debentures it holds, and interest payments on the debentures are used to fund distributions payable on the preferred and common securities issued by the trust. ICB has the option to defer interest payments on the debentures for up to five years, during which time it generally is prohibited from paying cash dividends on, or repurchasing, its common stock.  To the extent ICB defers interest payments on the debentures, the trust(s) holding those debentures defer the payment of distributions on the trust securities.  Each of the debentures is redeemable, in whole or in part, at ICB’s option on or after ten years after issuance for Trust I and Trust II (at declining premiums during the 11th through the 20th year after issuance and at par during the 21st year and thereafter until maturity), and five years after issuance for Trust III, Trust IV, and Trust V (at par until maturity).  Each of the debentures is also redeemable, in whole and not in part, at ICB’s option any time prior to maturity, upon the occurrence of certain special events, which include, among others, a determination by the Federal Reserve Board that the Trust Preferred securities do not qualify as Tier 1 capital (discussed below).

The Company used the proceeds from the debentures for general corporate purposes, including an aggregate of $81.3 million in capital contributions to the Bank to support future growth. The costs associated with the Trust Preferred securities issuance were netted with proceeds and are being amortized using a method that approximates the interest method over a period of five to ten years.

The trust preferred securities qualify as Tier 1 capital for ICB to the extent permitted under Federal Reserve Board regulations.  See “Note 15 – Regulatory Requirements.”

As more fully discussed in “Note 20 – Subsequent Events”, the Company was notified by the Federal Reserve Bank of San Francisco that it is prohibited from making any dividend payments, including distributions on these Trust Preferred securities, without the approval of the Federal Reserve Bank of San Francisco.  Accordingly, ICB is currently deferring the payment of interest on the debentures issued to each of the five trusts.

NOTE 10 — FHLB ADVANCES AND OTHER BORROWINGS

FHLB advances represent $1.2 billion of collateralized obligations with the FHLB of San Francisco.  Other borrowings consist of $30.0 million of securities sold under agreements to repurchase.  FHLB advances and other borrowings are summarized by contractual maturity as follows:

Year of Maturity	Amount
(in thousands)
2009	$172,196
2010	363,915
2011	182,452
2012	142,921
2013	108,000
Thereafter	236,149
$1,205,633

The Company has pledged real estate loans with a carrying value of $2.0 billion and investment securities held-to-maturity with a carrying and fair value of $27.7 million and $27.8 million, respectively, and investment securities available-for-sale with a carrying and fair value of $46.2 million and $47.3 million, respectively, to secure FHLB advances. The total FHLB borrowing capacity available from the collateral that has been pledged is approximately $1.2 billion, of which $53.6 million remained available to borrow as of December 31, 2008.  Additionally, the Company has pledged investment securities held-to-maturity with a carrying and fair value of $30.3 million and $30.0 million, respectively, and investment securities available-for-sale with a carrying and fair value of $3.7 million and $3.9 million, respectively, to secure securities sold under agreements to repurchase.

The following table represents a summary of short and long-term borrowings for the periods indicated.  Short-term borrowings shown in the table consist entirely of FHLB advances.

	December 31,
	2008	2007	2006
	(dollars in thousands)
Short-Term Borrowings:
Maximum amount outstanding at any month-end during the year	$103,000	$228,000	$177,498
Weighted-average daily balance outstanding	$112,544	$145,458	$15,094
Weighted-average rate paid during the year	2.62%	5.14%	4.96%
Weighted-average rate on balance at year-end	0.00%	4.57%	5.40%
Balance at year-end	$—	$130,000	$177,498
Interest expense	$2,948	$7,470	$749

Long-Term Borrowings:
Maximum amount outstanding at any month-end during the year	$1,205,633	$899,224	$973,571
Weighted-average daily balance outstanding	$1,065,605	$866,003	$911,822
Weighted-average rate paid during the year	4.55%	4.46%	4.17%
Weighted-average rate on balance at year-end	4.45%	4.64%	4.25%
Balance at year-end	$1,205,633	$891,235	$832,502
Interest expense	$48,486	$38,664	$37,973

As noted in “Note 20 – Subsequent Events,” the Bank’s credit facility with the FHLB of San Francisco was temporarily suspended, and the Bank is prohibited from receiving any further advances until that suspension is lifted.

NOTE 11 — BENEFIT PLANS

Salary Savings Plan. The Company has a salary savings plan (the “Savings Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may contribute a portion of their pretax earnings, not to exceed the annual limits established by the Internal Revenue Service. We match 50% of each employee’s salary deferral, up to a maximum 6% of the employee’s salary. Employees vest in employer contributions and the earnings thereon over a five-year period. Matching contributions to the Savings Plan were $413,000, $490,000, and $478,000, in 2008, 2007 and 2006, respectively.

Nonqualified Deferred Compensation Plans. The Company has deferred compensation plans designed to provide additional retirement benefits for certain officers and key employees who cannot take full advantage of the Savings Plan. The costs associated with these deferred compensation plans were approximately $32,000, $42,000 and $36,000 in 2008, 2007 and 2006, respectively.

Supplemental Executive Retirement Plan. The Company has adopted a Supplemental Executive Retirement Plan (the “SERP”) for certain officers and key employees which provides for participants to be awarded shares of common stock of the Company on a tax deferred basis from the Recognition and Retention Plan (“RRP”) previously approved by the shareholders.  All of the shares granted under the RRP have been awarded and are fully vested.  No compensation expense was recognized in 2008, 2007 and 2006 in connection with this plan.

Stock Plans. The Company adopted an employee stock incentive plan and stock option plan for nonemployee directors (collectively, “the Stock Plan”) which together provide for the award of up to 1,631,000 shares of common stock to officers, directors and employees as compensation for future services. An amendment to the Stock Plan increasing the number of shares authorized for award under the Stock Plan by 320,000 shares and 311,000 shares, respectively, were approved by the Company’s shareholders on July 27, 2005 and June 29, 2001. As of December 31, 2008, the Company has granted an aggregate of 2,000,750 options under the Stock Plan, of which 1,026,256 have been exercised and 448,011 have been forfeited. The exercise price per share of the options outstanding at December 31, 2008 ranges from $11.00 to $58.00 per share and generally vest 33-1/3% per year, beginning with the first anniversary of the date of each individual grant.

The number of options and weighted-average exercise prices of options for each of the following groups of options, for the periods indicated, are as follows:

	Number of Options		Weighted-Average Exercise Price
	2008	2007	2008	2007
Options outstanding at the beginning of the year	570,400	545,984	$37.67	$35.73
Options granted during the year	—	103,000	$—	$36.34
Options exercised during the year	(4,000)	(76,584)	$16.00	$21.79
Options forfeited during the year	(39,917)	(2,000)	$41.27	$47.92

Options outstanding at the end of the year	526,483	570,400	$37.57	$37.67
Options exercisable at the end of the year	461,808	464,068	$37.72	$37.87

NOTE 12 — INCOME TAXES

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
	(in thousands)
Components of the deferred tax asset:
Allowance for loan losses	$21,207	$20,091
Net operating loss carryforward	3,231	—
Credit carryforwards	3,357	—
Accrued expenses	4,043	3,641
Other	7,822	4,413
Valuation allowance	(2,100)	—
Total deferred tax assets	37,560	28,145
Components of the deferred tax liability:
Deferred loan origination costs	9,202	10,761
FHLB stock dividends	6,000	5,049
Unrealized gain on investment securities available-for-sale	20	187
Total deferred tax liabilities	15,222	15,997
Net deferred tax asset	$22,338	$12,148

At December 31, 2008, the Company had a state net operating loss carryforward of approximately $45.8 million, which will expire in 2028.  During 2008, the Company established a valuation allowance of $2.1 million primarily related to the potential unrealizability of the state deferred tax assets as of December 31, 2008.  Management recorded a valuation to reduce the deferred tax assets to an amount that is more likely than not to be realized.

A summary of the provision for income taxes follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Current (benefit) provision:
Federal	$(13,336)	$8,927	$13,678
State	180	2,507	3,889
	(13,156)	11,434	17,567
Deferred (benefit) provision:
Federal	(4,996)	(468)	540
State	(3,129)	(331)	386
	(8,125)	(799)	926
	$(21,281)	$10,635	$18,493

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2008	2007	2006
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	7.2%	7.0%	7.0%
Valuation allowance	(3.9)%	—	—
State income tax credit and other benefits	1.2%	(1.5)%	(1.3)%
Effective income tax rate	39.5%	40.5%	40.7%

During 2008, 2007 and 2006, the Company recognized a $7,000, $898,000 and $627,000 income tax benefit related to the exercise of employee stock options.  The benefit was recorded in contributed capital within the consolidated balance sheets.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized an approximate $1.2 million increase in the liability for unrecognized tax benefits for the year ended December 31, 2007. The following table presents the activity in unrecognized tax benefits:

	Years Ended December 31,
	2008	2007
	(in thousands)
Unrecognized tax benefit, January 1	$1,240	$—
Gross increases — tax positions in prior period	1,060	1,007
Gross decreases — tax positions in prior period	—	—
Gross increases — tax positions in current period	370	233
Gross decreases — tax positions in current period	—	—
Settlements	—	—
Lapse of statute of limitations	(250)	—
Unrecognized tax benefit, December 31	$2,420	$1,240

Included in the balance of unrecognized tax benefits at December 31, 2008 and 2007, are approximately $1.6 million and $0.8 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes accrued interest related to unrecognized tax benefits and penalties as a component of provision for income taxes. Related to the uncertain tax benefits noted above, the Company accrued penalties of $30,000 and interest of $212,000 during 2008.  The Company does not expect that unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company is subject to taxation in the United States and various states and local jurisdictions. The tax years that remain open for examination for the Company’s major jurisdictions of the United States and California are 2004, 2005, 2006 and 2007.

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

We have exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit. This exposure is represented by the contractual amount of those instruments and the Company uses the same lending policies for these instruments as it does for the loan portfolio. We had outstanding unfunded loan commitments, consisting primarily of the unfunded portion of construction and entertainment finance loans, of approximately $164.9 million and $315.6 million at December 31, 2008 and 2007, respectively.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible extensions of future extensions of credit to existing customers.  These lines of credit are typically uncollateralized and usually do not contain a specific maturity date and often are not drawn upon to the total extent to which the Company is committed.  We had outstanding commercial lines of credit totaling $1.7 million at December 31, 2008 and 2007.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Commitments

We lease office facilities under noncancelable operating leases. Estimated future minimum lease payments required under leases with initial or remaining noncancelable terms in excess of one year at December 31, 2008 are as follows:

(in thousands)
2009	$3,429
2010	3,020
2011	2,870
2012	2,192
2013	1,400
Thereafter	197
Total	13,108
Sub-Lease income	(207)
Net future minimum lease payments	$12,901

Certain leases contain rental escalation clauses based on increases in the consumer price index, and renewal options of up to ten years, which may be exercised by the Company. We incurred rent expense of $3.9 million, $4.5 million, and $4.5 million in 2008, 2007 and 2006, respectively.

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

On August 8, 2008, in connection with its most recent examination by the FDIC, the members of the Board of Directors of the Bank, entered into an informal supervisory agreement (a memorandum of understanding) with the FDIC and the DFI to address certain matters raised in the examination.  Under the terms of the agreement, the Bank agreed, among other things, to: (i) formulate a plan to reduce the Bank’s risk exposure to certain classified assets and loan concentrations, (ii) improve the internal and external loan grading process, (iii) improve the credit underwriting and administrative functions in connection with the Bank’s construction lending process, (iv) review and improve the Bank’s methodology regarding determining the adequacy of its allowance for loan losses, as well as establishing an appropriate reserve allocation for its unfunded loan commitments, (v) develop and implement a strategic plan to improve earnings and other key regulatory financial ratios, and (vi) reduce the Bank’s reliance on volatile funding sources.  In March 2009, the MOU was terminated in consideration of an Order to Cease and Desist that was issued on February 17, 2009.  Refer to Note 20 – Subsequent Events for additional information.  In addition, the Federal Reserve Bank of San Francisco (“FRB San Francisco”) notified ICB that it had designated the Company to be in “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989.  As a result of that designation, the Company may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the FRB San Francisco.  In addition, the Company may not make indemnification and severance payments without complying with certain statutory restrictions, including prior written approval of the Federal Reserve Board and concurrence from the FDIC.  Further, the Company is generally prohibited from receiving dividends from the Bank, making any dividend payments (including distributions on its trust preferred securities) and increasing or renewing any debt, without receiving prior approval from the FRB San Francisco of such payments.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets (“Leverage Ratio”). Management believes, as of December 31, 2008 and 2007, that the Company and the Bank meet all applicable capital adequacy requirements.

On March 1, 2005, the FRB adopted a final rule that allows the continued inclusion of trust preferred securities in the tier 1 capital of bank holding companies.  The final rule limits restricted core capital elements (which include trust preferred securities) to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability.  Amounts of restricted core capital elements in excess of these limits generally may be included in tier 2 capital.  The final rule originally provided a five year transition period, to end March 31, 2009, for application of the quantitative limits.  On March 17, 2009, the FRB announced that it adopted a final rule delaying the effective date for the new requirement to March 31, 2011.

As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as “adequately capitalized” under the applicable regulatory framework. Similarly, the Company’s capital levels exceeded the levels necessary to be considered “adequately capitalized”. To be categorized as “well capitalized”, the Bank must maintain minimum Total Risk-Based and Tier 1 Risk-Based Ratios, and the Bank must also maintain a minimum Tier 1 Leverage Ratio as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company’s and the Bank’s category.

ICB and the Bank’s actual regulatory capital amounts and ratios are presented in the following table:

	Actual		Minimum Requirement for Capital Adequacy Purposes		Capital Required to Maintain “Well Capitalization” Designation
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2008
Total capital (to risk-weighted assets)
Imperial Capital Bancorp, Inc.	$298,423	9.4%	$253,587	8.0%	$316,984	10.0%
Imperial Capital Bank	$294,016	9.3%	$253,038	8.0%	$316,298	10.0%
Tier I capital (to risk-weighted assets)
Imperial Capital Bancorp, Inc.	$237,649	7.5%	$126,793	4.0%	$190,190	6.0%
Imperial Capital Bank	$254,324	8.0%	$126,519	4.0%	$189,779	6.0%
Tier I capital (to average total assets)
Imperial Capital Bancorp, Inc.	$237,649	5.6%	$168,983	4.0%	$211,229	5.0%
Imperial Capital Bank	$254,324	6.0%	$168,463	4.0%	$210,579	5.0%
As of December 31, 2007
Total capital (to risk-weighted assets)
Imperial Capital Bancorp, Inc.	$346,687	11.3%	$245,654	8.0%	$307,068	10.0%
Imperial Capital Bank	$331,141	10.9%	$244,095	8.0%	$305,119	10.0%
Tier I capital (to risk-weighted assets)
Imperial Capital Bancorp, Inc.	$298,909	9.7%	$122,828	4.0%	$184,242	6.0%
Imperial Capital Bank	$292,879	9.6%	$122,048	4.0%	$183,072	6.0%
Tier I capital (to average total assets)
Imperial Capital Bancorp, Inc.	$298,909	8.4%	$141,680	4.0%	$177,100	5.0%
Imperial Capital Bank	$292,879	8.3%	$140,919	4.0%	$176,149	5.0%

Additionally, Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis.  As a result of the Order to Cease and Desist that was issued in February 2009, the Bank is currently prohibited from paying dividends to the Company without prior regulatory approval.  See “Note 20 – Subsequent Events.”

NOTE 16—EARNINGS PER SHARE

The following is a reconciliation of the amounts used in the calculation of basic (losses) earnings per share and diluted (losses) earnings per share.

	Net Income	Weighted-Average Shares Outstanding	Per Share Amount
	(in thousands, except per share data)
Year ended December 31, 2008
Basic losses per share	$(32,596)	5,428	$(6.01)
Dilutive effect of stock options	—	—	—
Diluted losses per share	$(32,596)	5,428	$(6.01)
Year ended December 31, 2007
Basic earnings per share	$15,620	5,473	$2.85
Dilutive effect of stock options	—	94	(0.04)
Diluted earnings per share	$15,620	5,567	$2.81
Year ended December 31, 2006
Basic earnings per share	$26,889	5,562	$4.83
Dilutive effect of stock options	—	150	(0.12)
Diluted earnings per share	$26,889	5,712	$4.71

NOTE 17—FAIR VALUE MEASUREMENTS

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at December 31, 2008, were as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008
	(dollars in thousands)
Assets
Investment securities—available-for-sale	$59	$146,045	$695	$146,799

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Balance at December 31, 2007	Total Realized and Unrealized Gains Included in Income	Total Realized and Unrealized Gains	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Balance at December 31, 2008
		Net Revaluation of Retained Interests
	(dollars in thousands)
Assets
Investment securities—available-for-sale	$1,318	$—	$—	$(623)	$—	$695

The Company’s assets measured at fair value on a non-recurring basis subject to the disclosure requirements of SFAS No. 157 at December 31, 2008, were as follows:

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at December 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008
	(dollars in thousands)
Assets
Impaired loans	$—	$—	$161,793	$161,793
Other real estate and assets owned	$—	$—	$38,031	$38,031

Impaired loans, which are measured for impairment using the fair value of the collateral, for collateral dependent loans, had a carrying amount $162.6 million, with a valuation allowance of $783,000.

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

Investment Securities — Fair values are based on bid prices and quotations published and/or received from established securities dealers.  In those situations where quotations are not available, values are determined using present value of estimated future cash flows.

Stock in Federal Home Loan Bank — The carrying value approximates fair value based on the redemption provisions of the FHLB.

Loans — The fair value is estimated using market quotes for similar assets or the present value of future cash flows, discounted using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities and giving consideration to estimated prepayment risk and credit risk.

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

The carrying amounts and estimated fair values of our financial instruments are as follows:

	December 31,
	2008		2007
	Cost or Carrying Amount	Estimated Fair Value	Cost or Carrying Amount	Estimated Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$403,119	$403,119	$8,944	$8,944
Investment securities available-for-sale	146,799	146,799	117,924	117,924
Investment securities held-to-maturity	942,686	716,376	159,023	158,509
Stock in Federal Home Loan Bank	63,498	63,498	53,497	53,497
Loans, net	2,748,956	2,660,800	3,125,072	3,145,088
Accrued interest receivable	21,305	21,305	20,841	20,841
Financial liabilities:
Deposit accounts	$2,931,040	$2,966,946	$2,181,858	$2,191,930
Federal Home Loan Bank advances and other borrowings	1,205,633	1,278,496	1,021,235	1,041,398
Junior subordinated debentures	86,600	58,216	86,600	91,889

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

Required reported segment information for 2008, 2007 and 2006 is detailed below:

	Lending Operations	All Other	Eliminations	Consolidated
	(in thousands)
As of and for the Year Ended December 31, 2008
Revenues from external customers	$245,473	$(1,510)	$—	$243,963
Total interest income	253,997	216	—	254,213
Total interest expense	152,919	7,351	—	160,270
Depreciation and amortization expense	2,366	428	—	2,794
Benefit for income taxes	(17,424)	(3,857)	—	(21,281)
Capital expenditures	1,876	324	—	2,200
Total assets	4,419,113	288,331	(267,606)	4,439,838
Loss before provision for income taxes	(41,420)	(12,457)	—	(53,877)
As of and for the Year Ended December 31, 2007
Revenues from external customers	$253,296	$1,108	$—	$254,404
Total interest income	250,436	835	—	251,271
Total interest expense	156,245	8,338	—	164,583
Depreciation and amortization expense	2,497	476	—	2,973
Provision (benefit) for income taxes	14,525	(3,890)	—	10,635
Capital expenditures	3,351	481	—	3,832
Total assets	3,527,164	327,373	(303,318)	3,551,219
Income (loss) before provision for income taxes	36,798	(10,543)	—	26,255
As of and for the Year Ended December 31, 2006
Revenues from external customers	$228,057	$1,216	$—	$229,273
Total interest income	225,376	1,125	—	226,501
Total interest expense	123,878	8,197	—	132,075
Depreciation and amortization expense	2,305	393	—	2,698
Provision (benefit) for income taxes	22,513	(4,020)	—	18,493
Capital expenditures	2,286	325	—	2,611
Total assets	3,396,079	319,554	(300,123)	3,415,510
Income (loss) before provision for income taxes	55,410	(10,028)	—	45,382

NOTE 19—PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

The parent company only financial statements of Imperial Capital Bancorp, Inc. are as follows:

Condensed Balance Sheets

	December 31,
	2008	2007
	(in thousands)
Assets
Cash and cash equivalents	$4,324	$972
Investment securities available-for-sale, at fair value	754	1,503
Investments in wholly-owned subsidiaries:
Imperial Capital Bank	258,306	296,161
Imperial Capital Real Estate Investment Trust	1,666	1,764
Other subsidiaries	108	108
Investments in unconsolidated subsidiaries	2,600	2,600
Other assets	20,424	24,116
Total assets	$288,182	$327,224
Liabilities and Shareholders’ Equity
Junior subordinated debentures	$86,600	$86,600
Other liabilities	12,013	13,057
Shareholders’ equity	189,569	227,567
Total liabilities and shareholders’ equity	$288,182	$327,224

Condensed Statements of Income

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Interest income	$216	$835	$1,125
Interest expense	7,351	8,338	8,197
Net interest expense	(7,135)	(7,503)	(7,072)
Provision for loan losses	(5)	(3)	(4)
Non-interest expense:
General and administrative expense	3,601	3,316	3,052
Other	1,726	(273)	(91)
Total non-interest expense	5,327	3,043	2,961
Loss before income tax benefit and equity in net income of subsidiaries	(12,457)	(10,543)	(10,029)
Income tax benefit	(3,857)	(3,890)	(4,021)
Loss before equity in net income of subsidiaries	(8,600)	(6,653)	(6,008)
Equity in net (loss) income of subsidiaries	(23,996)	22,273	32,897
Net (loss) income	$(32,596)	$15,620	$26,889

Condensed Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Cash Flows From Operating Activities:
Net (loss) income	$(32,596)	$15,620	$26,889
Adjustments to net income:
Equity in undistributed net income of subsidiaries	24,029	(22,227)	(32,897)
Provision for loan losses	(5)	(3)	(4)
Other, net	(1,325)	(688)	29
Decrease (increase) in other assets	5,674	(4,373)	(1,506)
(Decrease) increase in other liabilities	(216)	1,675	(445)
Net cash used in operating activities	(4,439)	(9,996)	(7,934)

Cash Flows From Investing Activities:
Capital distribution received from Imperial Capital REIT	—	—	1,857
Dividends received from Imperial Capital Bank	10,850	18,400	8,500
Dividends received from Imperial Capital REIT	200	700	251
Other, net	341	262	906
Net cash provided by investing activities	11,391	19,362	11,514

Cash Flows From Financing Activities:
Proceeds from exercise of employee stock options	39	2,567	3,692
Cash paid to acquire treasury stock	(1,983)	(9,062)	(11,374)
Cash dividends paid	(1,656)	(3,300)	(2,371)
Net cash used in financing activities	(3,600)	(9,795)	(10,053)

Net increase (decrease) in cash and cash equivalents	3,352	(429)	(6,473)
Cash and cash equivalents at beginning of period	972	1,401	7,874
Cash and cash equivalents at end of period	$4,324	$972	$1,401

NOTE 20—SUBSEQUENT EVENTS

On February 17, 2009, the Bank entered into a stipulation and consent to the issuance of the Order by the FDIC and the DFI.

The Order is a formal corrective action pursuant to which the Bank has agreed to take certain measures in the areas of management, capital, loan loss allowance determination, risk management, liquidity management, board oversight and monitoring of compliance, and restricts payment of dividends and the opening of branch or other Bank offices.  Specifically, the Order requires that the Bank submit to the regulators within sixty days a detailed capital plan to address how the Bank will remain “adequately capitalized” and within 180 days increase its Tier 1 leverage above nine percent and total risk-based capital ratios above thirteen percent.  The Bank must also submit to the regulators within prescribed time periods a revised policy for determining the allowance for loan losses, plans for reducing commercial real estate loan concentrations and brokered deposits, a liquidity plan, strategic business plan and profitability plan.  The Order will remain in effect until modified or terminated by the FDIC and the DFI. None of the timeframes under the Order has lapsed and therefore we are in the process of responding to the Order.

In March 2009, the Bank’s $30 million repurchase agreement borrowing was called by the lender prior to its maturity.  The Bank incurred a $1.1 million penalty expense in 2009 in connection with the early settlement of this borrowing.  Additionally, in March 2009, the Bank’s FHLB credit facility was frozen at its then outstanding balance and no additional advances will be available until this suspension is lifted.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Control and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2008 under the supervision and with the participation of the Company’s principal executive officer, principal financial officer and several other members of the Company’s senior management.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2008, no changes occurred in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

On March 30, 2009, Robert R. Reed, a director of the Company and the Bank, was appointed as a member of the executive committees of the boards of directors of the Company and the Bank, effective April 1, 2009.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors of the Registrant

The executive officers of the Registrant are identified below.

Name	Age	Position
George W. Haligowski	54	Chairman of the Board, President and Chief Executive Officer of ICB and the Bank (1)
Timothy M. Doyle	52	Executive Managing Director and Chief Financial Officer of ICB and the Bank
Lyle C. Lodwick	54	Executive Managing Director and Chief Operating Officer of ICB and the Bank
Phillip E. Lombardi	52	Executive Managing Director and Chief Credit Officer of ICB and the Bank
_______________
(1)
As reported in ICB’s Current Report on Form 8-K filed on February 27, 2009, on February 25, 2009, Mr. Haligowski commenced a medical leave of absence from ICB and the Bank.  In his absence, his decision making authority has been assumed by the executive committees of the boards of directors of ICB and the Bank.

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

The directors of ICB, excluding Mr. Haligowski, are identified below.

Norval L. Bruce, age 67, has served as the Vice Chairman of the Board of ICB and the Bank since June of 1999, and retired as an executive officer effective December 31, 2008.  He was Chief Credit Officer from June 1999 through August 2007 and prior to that he was President and Chief Operating Officer of the Bank from October 1997 to June 1999, and previously was the Executive Vice President and Chief Credit Officer of the Bank from 1990 to October 1997. Mr. Bruce was appointed a director of the Bank and ICB in January 1997 and September 1997, respectively. From 1988 to 1989, he served as Executive Vice President and Chief Credit Officer of Security Pacific Bank, Nevada. He was previously employed by Security Pacific Bank from 1965 to 1988 in a variety of positions including management positions in which he was responsible for both loan origination and credit quality. Mr. Bruce has an Associates of Arts degree from Clark College of Vancouver Washington, and attended the University of Washington where he studied economics and engineering. He is a graduate of the Southwestern Graduate School of Banking at Southern Methodist University and he has completed the Executive Program in Management from the John E. Anderson Graduate School of Management at UCLA.

Jeffrey L. Lipscomb, age 55, is a Chartered Financial Consultant (ChFC), and an Investment Advisory Associate with AXA Advisors and formerly was a Registered Principal and Assistant Manager of the San Diego office of Equitable Financial Companies since 1986, handling corporate group benefits and personal financial planning. Additionally, he is an Executive Vice-President of Excelsior Financial Network, LLC, a wealth planning management group. Mr. Lipscomb was also with Kidder Peabody from 1983 to 1986. Mr. Lipscomb received a Bachelor of Arts Degree in General Psychology from the University of California, Santa Barbara in 1976.

Sandor X. Mayuga, age 61, is a member of the California State Bar and has been Of Counsel to the law firm of Keesal, Young & Logan since April 2004.  Prior to that, he was a member of the law firm of Tisdale & Nicholson, LLP since 1994. He conducted his own law practice from 1983 to 1994 and was a partner in the Financial Institutions Department of Finley, Kumble, Wagner, Heine, Underberg, Manly & Casey, a New York-based national law firm, from 1980 to 1983. Previously, he served as Assistant General Counsel of Hunt-Wesson Foods, Inc., a subsidiary of Norton Simon, Inc., and was associated with two large regional law firms in Los Angeles County. Since 1980, Mr. Mayuga’s practice has focused on the representation of financial institutions and other finance-related businesses in corporate, transactional and regulatory matters. Mr. Mayuga is a graduate of the University of Pennsylvania School of Law (Juris Doctoris, 1974), and the University of California, Santa Barbara (A.B., Political Science, with High Honors, 1970). While at the University of Pennsylvania, he also studied at The Wharton School of Finance and Commerce. He also earned a Certificate in Private International Law at Academie du Droit Internationale de la Haye (1975).

Hirotaka Oribe, age 74, is a licensed architect with international experience in real estate development and urban planning. Since 1993, Mr. Oribe has served as an advisor to Kajima Development Resources, Inc. From 1979 to 1993, Mr. Oribe was Executive Vice President, Chief Operating Officer and a Director of Kajima Development Corporation, a firm engaged in development and construction of single-family and multi-family housing, office buildings, retail space and land development. Mr. Oribe previously held other positions with affiliates of Kajima Corporation of Japan from 1973 to 1979 and was a practicing architect from 1962 to 1973. Mr. Oribe holds a Bachelor and Masters of Engineering from Waseda University in Tokyo, and holds a Master of Architecture in Urban Design from Harvard University's Graduate School of Design. He is also a licensed architect with the State of California and the Commonwealth of Massachusetts.

Robert R. Reed, age 72, is retired from Household International where he was employed in various positions from 1960 to 1992. Mr. Reed served as Vice President of Household Bank from 1980 to 1992. Mr. Reed was previously employed in management positions with Household Financial Corporation from 1962 to 1980.  From 1995 to 2000, Mr. Reed served as a director of the Santa Ana City Cable Television Review Board.

Audit Committee Membership

The Audit Committee of ICB’s Board of Directors consists of Directors Reed (Chairman), Lipscomb and Oribe.  The Board of Directors has determined that Mr. Lipscomb is an “audit committee financial expert,” as defined in the SEC’s rules, and that Mr. Lipscomb is “independent,” as independence is defined for audit committee members in the listing standards of the NYSE Stock Market.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

As reported in our Current Report on Form 8-K filed on February 27, 2009, on February 25, 2009, Mr. Haligowski commenced a medical leave of absence from ICB and the Bank.  In his absence, his decision making authority has been assumed by the executive committees of the boards of directors of ICB and the Bank.  As reported in our Current Report on Form 8-K filed on December 29, 2008, Mr. Bruce retired as an executive office effective December 31, 2008.

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

Our compensation decisions with respect to executive officer salaries, annual incentives, and long-term incentive compensation opportunities are influenced by (a) the executive’s level of responsibility and function within ICB, (b) the performance and profitability of ICB and the individual’s performance, and (c) our assessment of the competitive marketplace, including peer companies. Our philosophy is to focus on total direct compensation opportunities through a mix of base salary, annual cash bonus, and long-term incentives, including equity-based awards in the form of stock options, other benefits and perquisites, post-termination severance and acceleration of stock option vesting for certain named executive officers upon termination and/or a change in control. Our other benefits and perquisites for our named executive officers have primarily consisted of life and health insurance benefits, a qualified 401(k) savings plan, nonqualified deferred compensation plans, reimbursement for certain club memberships, use of a Company-owned automobile or automobile allowance and payment of preferential interest on deposit accounts (available to all employees and directors). In an effort to reduce costs, the payment of preferential interest on deposit accounts to directors, executive officers and all other employees was eliminated effective December 31, 2008, except for time deposits, which will end on the applicable expiration date.  We also eliminated the home computer and internet connection benefit being provided to certain executives and other employees, as well as the corporate limousine and driver which had been made available to certain executive officers for business use only.  In addition, certain other benefits previously provided to Mr. Haligowski were eliminated, including his chartered air travel benefit, except for approximately 12 pre-paid hours set to expire if not used in 2009.

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

During February 2006, the Committee conducted an overall review of our compensation plans and agreements.  This review was prompted by the requirement to conform our compensation plans to Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), and by the fact that all shares of restricted stock under our Recognition and Retention Plan (the “RRP”), originally adopted in 1995, were allocated as of December 31, 2005.  All shares allocated were also fully vested as of December 31, 2005.  Our supplemental executive retirement plan (the “SERP”) provided for allocations of restricted stock issued under the RRP on a tax deferred basis through the SERP. Under his employment agreement with us dated January 28, 2000 (the “Original Employment Agreement”) and the SERP, Mr. Haligowski was entitled to receive annually an allocation under our SERP of a RRP restricted stock award equal to one-third of his base salary and an additional contribution to his SERP account following a change in control equal to 3.95 times his base salary.  The SERP entitled all other SERP participants to receive an annual award equal to one-fifth of base salary.  In order to provide our executive officers, including Mr. Haligowski, with a benefit comparable to what we had been providing under the SERP prior to the utilization of all remaining RRP shares in 2005, and to maximize the tax deductibility of compensation payments, we entered into (1) an amendment and restatement of Mr. Haligowski’s employment agreement, and executed a non-competition and non-solicitation agreement, with Mr. Haligowski; (2) executed change in control severance agreements with nine officers, including: Messrs. Bruce, Doyle, Lodwick and Lombardi (in the case of Messrs. Bruce and Doyle these agreements replaced their existing change in control severance agreements with us); (3) amended and restated our employer securities and non-employer securities non-qualified deferred compensation plans (the “Deferred Compensation Plans”) and our SERP primarily to conform those plans with Section 409A of the Code; (4) amended and restated our salary continuation plan (the “Salary Continuation Plan”) to conform that plan with Section 409A of the Code and to make certain other changes described below; and (5) made a clarifying amendment to our 2005 Re-Designated, Amended and Restated Employee Stock Incentive Plan (the “ESIP”) intended to ensure the deductibility under Section 162(m) of the Code of compensation attributable to stock options or stock appreciation rights that may be granted under that plan to executive officers.

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

In January 2009, the Committee and Mr. Haligowski agreed to submit to the FDIC certain changes to Mr. Haligowski’s employment agreement and non-competition and non-solicitation agreement and the Salary Continuation Plan to reduce, and in some cases eliminate, Mr. Haligowski’s benefits under those agreements.  These changes will become effective upon confirmation from the FDIC that they do not require regulatory approval under FDIC regulations.  See “Additional Information Regarding Executive Compensation—Agreements with Mr. Haligowski.”

Determination of Appropriate Pay Levels

In General.  Generally, the compensation of our executive officers is currently composed of a base salary, an annual cash bonus opportunity and equity awards in the form of stock options.  For each of our named executive officers, the Committee reviews and approves all elements of compensation, taking into consideration recommendations from Mr. Haligowski (for compensation other than his own), and the individual contributions of the particular executive.  With respect to Mr. Haligowski, the Committee has utilized the assistance of an independent compensation consultant, Nash and Company, Inc., which provides competitive market data with respect to CEO salary compensation.  The comparison group includes other banks and thrifts in California with assets ranging from $1.0 to $10.0 billion.  In addition to information provided by Nash and Company, Inc., the Committee has historically taken into account information from other sources in setting the compensation for Mr. Haligowski and other executive officers, including information from other independent members of the board of directors and publicly available data relating to the compensation practices and policies of other companies within our industry.

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

Base salary levels remained unchanged in 2008 for our named executive officers other than our Vice Chairman, Mr. Bruce.  Mr. Bruce’s base salary was reduced by 50% in July 2008 as a result of a reduction in his work hours.  The salary of our CEO is set by the Committee, but in accordance with his employment agreement, was established at $590,000 for 2008, the same as for 2007 and 2006.  For 2009, the Committee determined not to change the base salaries of the named executive officers, due to the Company’s 2008 performance and the current operating environment.

Annual Cash Bonus Opportunity.  We provide the opportunity for our named executive officers and other executives to earn an annual cash bonus, to be awarded by the Committee in its discretion. We provide this opportunity to attract and retain an appropriate caliber of talent for the position and to motivate executives to achieve our annual business goals. We typically establish annual maximum potential bonuses annually in December or January expressed as a percentage of base salary to be paid during the ensuing fiscal year.  Factors to be considered by the Committee in deciding whether to award bonuses for a particular year include the extent to which we have achieved goals set forth in our business plan for the year, individual performance and the recommendation of the CEO (for awards other than his own).

For 2008, the maximum potential cash bonuses for the named executive officers, other than Mr. Haligowski, were set at up to 25% of base salary and at up to 100% of base salary for Mr. Haligowski.  No bonuses were awarded for 2008 to the named executive officers.  The Committee’s decision to award no bonuses was primarily based on their consideration of the fact that the Company did not achieve many of its business plan financial objectives during 2008, as well as the Company’s overall financial performance and financial condition.

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

We grant equity awards to employees through our ESIP, which was adopted by our board and shareholders to permit the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units.  The material terms of the ESIP are further described below under “Additional Information Regarding Executive Compensation—Outstanding Equity Awards at December 31, 2008-Stock Incentive Plans.”

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

During the last completed fiscal year, no equity awards were granted to our named executive officers.

Executive Benefits and Perquisites

Our named executive officers and other executives participate in our broad based employee benefit plans, including medical, dental, vision, insurance and our 401(k) plan (including matching contributions) and, like all other employees, were eligible to receive a preferential interest rate on interest-bearing deposit accounts prior to the discontinuation of this benefit effective December 31, 2008. These plans and benefits are available to all salaried employees and do not discriminate in favor of executive officers. We also make the SERP available to our named executive officers and the Deferred Compensation Plans available to our named executive officers and other highly compensated employees.  Mr. Haligowski is currently the only participant in our Salary Continuation Plan. The material terms of these plans are further described below under “Additional Information Regarding Executive Compensation—Agreements with Mr. Haligowski—Salary Continuation Plan,” “—Nonqualified Deferred Compensation” and “—Supplemental Executive Retirement Plan.”

During 2008, we maintained for Messrs. Haligowski, Doyle, Lodwick and Lombardi a supplemental term life insurance benefit. We pay the policy premiums and gross-up the officers’ compensation for the tax liability they incur as a result of this benefit.  Per his employment agreement, Mr. Haligowski’s policy is for $1,700,000 (four times his base salary).  The policy amount for each of Messrs. Doyle, Lodwick and Lombardi is $250,000.

We also provide additional personal benefits and perquisites as an additional incentive for our executives, to remain competitive in the general marketplace for executive talent and to minimize distractions from the executive’s attention to important ICB initiatives. The Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers.

For the last completed fiscal year, we provided the following personal benefits and perquisites to our named executive officers:

Executive Benefit	Description
Automobile Plan	Certain executives are provided with a Company-owned automobile or an automobile allowance pursuant to our automobile policy.
Reimbursed Life Insurance Premiums	We reimburse certain executives for certain life insurance premium payments.
Computer Equipment and Internet Connection Service	We provide certain executives with computer equipment and an internet connection for use in their homes. This benefit was terminated in December 2008.
Club Memberships	Certain executives have their club membership dues reimbursed.

In addition, ICB makes available a corporate limousine and driver to certain executive officers for business use only; however, the Committee determined in December 2008 to eliminate this benefit on or before the vehicle lease expiration in April 2009.  Mr. Haligowski also receives a housing allowance and reimbursement for financial counseling and tax preparation, reimbursement for a non-equity membership in one private club in an initial amount not to exceed $7,500 with monthly dues of $400 (as may be increased or decreased by the club), reimbursement for his reasonable expenses and costs associated with his memberships in the Young Presidents’ Organization (“YPO”), World Presidents’ Organization (“WPO”) and the Harvard Business School Alumni Association, and tax reimbursement payments.  In addition, Mr. Haligowski had been provided with the use of a chartered aircraft for up to 35 hours per year; however, this benefit was eliminated in December 2008, except for approximately 12 pre-paid hours set to expire if not used in 2009.  The cost for chartered aircraft use is based on the duration of the flight, not on the number of passengers. We do not incur any additional costs for adding passengers when there are seats available on the aircraft. Accordingly, we do not assign any cost for family members accompanying Mr. Haligowski on any of those flights. We gross-up his compensation or otherwise reimburse his taxes on any income imputed as a result of personal aircraft usage. However, as a result of Internal Revenue Service rules, executives are imputed income for any family members or other personal guests who may accompany the executive officer on any flights. In instances where family member or other personal guest attendance has been related to the business purpose of the trip, we have grossed-up Mr. Haligowski’s compensation to cover taxes on any income imputed as a result of their attendance.  The Committee believes that such benefits are appropriate and often assist with Mr. Haligowski fulfilling his employment obligations.

Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2008, are included in the “All Other Compensation” column of the Summary Compensation Table.

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

Mr. Haligowski’s employment agreement and his non-competition and non-solicitation agreement, and Mr. Bruce’s and Mr. Doyle’s change of control agreements provide for certain payments and benefits upon a change of control. Each of these agreements was entered into in 2006 and was individually negotiated by the Committee and management.  In Mr. Haligowski’s case these agreements were negotiated to be generally consistent with the amount of benefits and terms of his prior severance benefits under his original employment agreement.  In the case of Messrs. Bruce and Doyle, these agreements replaced the requirement contained in their prior change of control agreements that an involuntary termination occur with any termination of employment (other than for cause) as a trigger for payment.  The Committee eliminated this requirement in recognition of their years of service to us relative to the other executive officers, and that these individuals are not receiving any substituted benefit to make up for the lack of SERP allocations in 2006 and thereafter.  A cap was placed on the amount of their cash payment.

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

We believe these severance and change in control benefits are an essential element of our executive compensation package and assist us in recruiting and retaining talented individuals. We also believe that our severance and change in control provisions are consistent with the provisions and benefit levels of other companies disclosing such provisions as reported in public SEC filings.  We are currently generally prohibited under FDIC regulations from paying any change in control or other severance benefits without the prior approval of the Federal Reserve Board and concurrence from the FDIC.  In this regard, in January 2009, the Committee and Mr. Haligowski agreed to submit to the FDIC certain changes to Mr. Haligowski’s employment agreement that would, among other things, reduce his severance benefits under his employment agreement.  These changes will become effective upon confirmation from the FDIC that they do not require regulatory approval under FDIC regulations.  See “Additional Information Regarding Executive Compensation—Agreements with Mr. Haligowski.”

Additional information regarding applicable severance and change in control benefits for the named executive officers is provided under the heading “Potential Payments Upon Termination of Employment.”

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

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

2008 Summary Compensation Table

The following table sets forth the compensation earned for the year ended December 31, 2008 by the named executive officers:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation (2)		Total Compensation
George W. Haligowski	2008	$590,000	$—	$—	$61,892	$—	$27,299	$415,053	(3)	$1,094,244
Chairman of the Board, President	2007	$590,000	$482,451	$—	$24,644	$—	$33,862	$440,774		$1,571,731
and Chief Executive Officer

Norval L. Bruce	2008	$62,050	$—	$—	$1,494	$—	$34,687	$56,536	(4)	$154,767
Vice Chairman of the Board	2007	$196,200	$31,025	$—	$988	$—	$32,116	$68,537		$328,866

Timothy M. Doyle	2008	$259,875	$—	$—	$24,755	$—	$—	$36,837	(5)	$321,467
Executive Managing Director and Chief	2007	$259,900	$64,969	$—	$9,862	$—	$—	$37,306		$372,037
Financial Officer

Lyle C. Lodwick	2008	$247,200	$—	$—	$24,755	$—	$—	$32,910	(6)	$304,865
Executive Managing Director and Chief	2007	$247,200	$61,800	$—	$9,862	$—	$—	$24,451		$343,313
Operating Officer

Phillip E. Lombardi	2008	$205,000	$—	$—	$24,755	$—	$—	$29,139	(7)	$258,894
Executive Managing Director and Chief	2007	$192,600	$51,250	$—	$9,862	$—	$—	$15,430		$269,142
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

(3)
For 2008, represents the aggregate incremental cost to us of perquisites and other personal benefits, and other compensation provided, totaling $340,053, including: (a) $42,000 in supplemental housing payments, (b) $131,106 in preferential interest on employee savings accounts in 2008 (available to all employees), (c) $87,840 for Mr. Haligowski’s personal use of chartered air transportation service paid for by the Company, and (d) $18,953 for club memberships and meeting attendance related expenses.  Additional amounts included within “All Other Compensation” for 2008 include life insurance premiums, employer contributions to ICB’s 401(k) plan, financial counseling and tax preparation fees, home computer equipment and internet service, and reimbursements for tax obligations incurred by Mr. Haligowski.

(4)
For 2008, represents the aggregate incremental cost to us of perquisites and other personal benefits, and other compensation provided, totaling $56,536, including $37,191 in preferential interest on employee savings accounts.  Additional amounts included within “All Other Compensation” for 2008 include life insurance premiums, employer contributions to ICB’s 401(k) plan, home computer equipment and internet service, and club memberships.

(5)
For 2008, represents the aggregate incremental cost to us of perquisites and other personal benefits, and other compensation provided, totaling $36,837, including $13,357 in preferential interest on employee savings accounts.  Additional amounts included within “All Other Compensation” for 2008 include life insurance premiums, employer contributions to ICB’s 401(k) plan, and home computer equipment.

(6)
For 2008, represents the aggregate incremental cost to us of perquisites and other personal benefits, and other compensation provided, totaling $32,910, including $8,212 in preferential interest on employee savings accounts.  Additional amounts included within “All Other Compensation” for 2008 include life insurance premiums, and employer contributions to ICB’s 401(k) plan.

(7)
For 2008, represents the aggregate incremental cost to us of perquisites and other personal benefits, and other compensation provided, totaling $29,139.  Amounts included within “All Other Compensation” for 2008 include life insurance premiums, employer contributions to ICB’s 401(k) plan, and preferential interest on employee savings accounts.

Agreements with Mr. Haligowski

Set forth below is a description of the current terms of Mr. Haligowski’s employment agreement, non-competition and non-solicitation agreement and Salary Continuation Plan, as well as changes to these agreements that the Compensation Committee and Mr. Haligowski agreed in January 2009 to submit to the FDIC.  These changes will become effective upon confirmation from the FDIC that they do not require regulatory approval under FDIC regulations.

Employment Agreement – Current Terms.  On February 24, 2006, we entered into an amended and restated employment agreement with Mr. Haligowski, which constituted an amendment and restatement of his Original Employment Agreement with ICB dated January 28, 2000 (the "Employment Agreement").  The Employment Agreement has a five-year term which commenced effective as of January 1, 2006 and is renewable on each subsequent January 1st, as long as neither ICB, nor the Bank, has notified Mr. Haligowski at least 90 days in advance that the term will not be so extended. If a "change in control" (as defined in the Employment Agreement) occurs during the term of the Employment Agreement, then notwithstanding the delivery of any notice of non-renewal to Mr. Haligowski, the employment term will automatically be extended until five years after the date of the change in control.

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

Employment Agreement-Proposed Changes.   The proposed changes to Mr. Haligowski’s employment agreement include the following:

-
A shortening of the term of the agreement from five years to three, renewable annually as under the current agreement.  In addition, a change in control severance benefit would be payable if Mr. Haligowski is terminated in connection with or within two years after a change in control, rather than within five years after a change in control, as the agreement currently provides.

-
A change in the automobile allowance provision, from a minimum of $2,600 per month to a maximum of $1,000 per month or, as under the current agreement, the use of a Company vehicle under the Company’s automobile policy.

-
A reduction in the severance benefit payable to Mr. Haligowski in the event he is involuntarily terminated prior to a change in control to (1) a lump sum payment equal to one-half of his annualized base salary then in effect (which is consistent with the Company’s general severance policy of one month’s salary for each month of employment with the Company, not to exceed six months); and (2) a continuation of medical, dental and disability benefits for six months (instead of five years) following the termination of his employment.

-
A change to the benefits payable to Mr. Haligowski in the event he is involuntarily terminated in connection with or within two years (instead of five years, as under the current agreement) following a change in control to (1) a lump sum payment equal to three times the average cash compensation earned by him (including deferred amounts) during the three preceding calendar years and (ii) continued medical, dental and disability coverage for 18 months.

-
The elimination of the tax gross-up benefit provided under the current agreement in the event Mr. Haligowski’s change in control benefits (whether under his employment agreement or otherwise) exceed 299% of his “base amount” under Section 280G of the Code.  Instead, these payments would be reduced, if necessary, to ensure that Mr. Haligowski’s change in control benefits do not exceed 299% of his base amount.

Non-competition and Non-solicitation Agreement – Current Terms.  We entered into a non-competition and non-solicitation agreement (the "Non-Competition Agreement") with Mr. Haligowski on February 24, 2006. Like the Employment Agreement, the Non-Competition Agreement has a five-year term which commenced effective as of January 1, 2006. Mr. Haligowski's forbearance obligations under the Non-Competition Agreement begin on his employment termination in connection with or following an acquisition of ICB or the Bank and continue for three years thereafter (the "Restricted Period"). Mr. Haligowski will receive aggregate payments of $3.5 million during the Restricted Period in consideration of his compliance with his obligations under the Non-Competition Agreement during the Restricted Period. ICB has the unilateral right to extend the term of the Non-Competition Agreement for an additional five year term by adjusting the compensation to be paid to Mr. Haligowski under that agreement.

Non-competition and Non-solicitation Agreement – Proposed Changes.  The proposed changes to the non-competition and non-solicitation agreement would provide for total payments to Mr. Haligowski in an amount equal to the lesser of (i) 1.5 times his total cash compensation (including deferred amounts) during the calendar year preceding his termination of employment and (ii) $1.5 million.  Thus, the proposed change would reduce the total payments to Mr. Haligowski by at least 50%.  In addition, the proposed changes would give ICB the option to terminate the agreement after the first year of the Restricted Period; no such right exists under the current agreement.

Salary Continuation Plan – Current Terms.  The Salary Continuation Plan, which was originally adopted by ICB in March 2000 and in which Mr. Haligowski is currently the only participant, provides that if the participant's employment is terminated for any reason other than cause, or if the participant retires after attaining age 65, the participant will begin receiving an annual salary continuation benefit six months thereafter (or starting on the first day of the next calendar month, if termination is due to death or disability), payable monthly over 15 years.  The amount of Mr. Haligowski's annual salary continuation benefit is 75% of his average annual base salary for the three full calendar years preceding the year in which termination occurs or in which he attains age 65.

Salary Continuation Plan – Proposed Change.   It has been proposed that the Salary Continuation Plan be amended to eliminate the annual contribution that must be made by ICB to a grantor trust to fund its obligations under the Salary Continuation Plan.  This would not eliminate ICB’s obligation to fully fund its obligations under the Salary Continuation Plan in the event of a change in control.

Information regarding applicable severance and change in control benefits for Mr. Haligowski under the current terms of his agreements is provided under the heading “Potential Payments Upon Termination of Employment.”

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

2008 Grants of Plan-Based Awards

No stock options or other plan-based awards were granted in 2008 to the named executive officers.

Outstanding Equity Awards At December 31, 2008

The following table provides information regarding each unexercised stock option held by each of our named executive officers as of December 31, 2008:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
George W. Haligowski	10,000	—		—	$14.00	2/2/2009	—	—	—	—
	37,500	—		—	$23.00	2/19/2012	—	—	—	—
	50,000	—		—	$48.46	12/19/2015	—	—	—	—
	8,333	16,667	(1)	—	$30.75	8/8/2017	—	—	—	—
Total	105,833	16,667

Norval L. Bruce	10,500	—		—	$23.00	6/18/2009	—	—	—	—
	12,500	—		—	$48.46	6/18/2009	—	—	—	—
	333	—		—	$30.75	6/18/2009	—	—	—	—
Total	23,333	—

Timothy M. Doyle	15,000	—		—	$14.00	2/2/2009	—	—	—	—
	5,000	—		—	$11.00	1/31/2010	—	—	—	—
	15,000	—		—	$23.00	2/19/2012	—	—	—	—
	25,000	—		—	$48.46	12/19/2015	—	—	—	—
	3,333	6,667	(1)	—	$30.75	8/8/2017	—	—	—	—
Total	63,333	6,667

Lyle C. Lodwick	35,000	—		—	$54.25	8/8/2015	—	—	—	—
	12,500	—		—	$48.46	12/19/2015	—	—	—	—
	3,333	6,667	(1)	—	$30.75	8/8/2017	—	—	—	—
Total	50,833	6,667

Phillip E. Lombardi	22,500	—		—	$53.33	6/24/2015	—	—	—	—
	7,500	—		—	$48.46	12/19/2015	—	—	—	—
	3,333	6,667	(1)	—	$30.75	8/8/2017	—	—	—	—
Total	33,333	6,667

_______________
(1)	The vesting schedule of this option is as follows: one-half on August 8, 2009 and one-half on August 8, 2010.

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

2008 Option Exercises and Stock Vested

During the year ended December 31, 2008, no stock options were exercised by any named executive officer and no shares of restricted stock vested for any named executive officer.

Nonqualified Deferred Compensation

The following table sets forth information about compensation payable to each named executive officer under the Deferral Plan (as defined below):

Name	Executive Contributions in Last FY (1)	Registrant Contributions in Last FY	Aggregate Earnings in Last FY (2)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
George W. Haligowski	$456,580	$—	$(1,784,350)	$—	$2,057,430
Norval L. Bruce	$47,230	$—	$15,410	$—	$1,817,640
Timothy M. Doyle	$52,720	$—	$(43,939)	$—	$8,780
Lyle C. Lodwick	$—	$—	$—	$—	$—
Phillip E. Lombardi	$—	$—	$—	$—	$—
_______________
(1)	The entire amount is reported as compensation for 2008 in the Summary Compensation Table under the “Salary” and “Bonus” column.
(2)
Based on the performance during 2008 of the investment options (including, among others, our Common Stock). Of the amounts shown, $27,299 and $34,687, representing the portion of the preferential interest credited to the accounts of Mr. Haligowski and Mr. Bruce, respectively, were reported as compensation for 2008 in the Summary Compensation Table under the “Change in Pension Value and Non-qualified Deferred Compensation Earnings” column.

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

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY (1)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
George W. Haligowski	$—	$—	$(2,654,959)	$—	$381,929
Norval L. Bruce	$—	$—	$(615,898)	$—	$88,643
Timothy M. Doyle	$—	$—	$(513,839)	$—	$73,963
Lyle C. Lodwick	$—	$—	$(53,105)	$—	$7,843
Phillip E. Lombardi	$—	$—	$(45,382)	$—	$6,718
____________
(1)
Includes value of additional shares allocated pursuant to dividend reinvestment, as well as the change in fair value during the year related to SERP shares maintained within each participants’ respective trust account.  None of these amounts were reported as compensation for 2008 in the Summary Compensation Table.

Change of Control Agreements

We entered into change in control severance agreements with Messrs. Bruce, Doyle, Lodwick and Lombardi.  In the case of Messrs. Bruce and Doyle, these agreements replaced their existing change in control severance agreements with the Company. The terms of the agreements are three years for the agreements with Messrs. Bruce and Doyle and one year for the agreements with Messrs. Lodwick and Lombardi, beginning effective as of February 1, 2006 and renewable on each subsequent February 1st, as long as neither the Company nor the officer gives notice to the other at least 90 days in advance that the term will not be so extended. If a "change in control" occurs during the term of the agreement, then notwithstanding the delivery of any non-renewal notice, the agreement term will automatically be extended until three years, in the case of the agreements with Messrs. Bruce and Doyle, or two years, in the case of the agreements with Messrs. Lodwick and Lombardi, after the date of the change in control.

The agreements with Messrs. Bruce and Doyle provides that if their employment is “terminated without cause” which means a termination for any reason other than cause within six months before or within three years after a change in control, or if the officer terminates his employment for any reason within one year after a change in control, he will: (1) receive a lump sum payment equal to 299% of his "base amount" (not to exceed $1.0 million in the case of Mr. Bruce and $1.25 million in the case of Mr. Doyle); (2) either (a) continue to receive substantially the same health, dental and life insurance benefits for two years after the termination date, in the case of Mr. Bruce, and three years after the termination date, in the case of Mr. Doyle, or (b) at his election, (or at the Company's election, if coverage under the Company's group plan is not available to the officer) receive an amount in cash equal to the premium cost being paid by the Company before the termination date; (3) receive title to the Company-owned or leased vehicle being used by him or, if the officer receives a monthly car allowance in lieu of a Company vehicle, an amount in cash equal to 24 times, in the case of Mr. Bruce, and 36 times, in the case of Mr. Doyle, the greater of the monthly allowance on the date of the change in control or on the termination date; and (4) become vested in all of his outstanding unvested stock options and restricted stock awards.  Mr. Bruce is no longer entitled to change in control benefits under his agreement as a result of his retirement effective December 31, 2008.

The agreements with Messrs. Lodwick and Lombardi provide that if the officer's employment is "involuntarily terminated" in connection with or within two years after a change in control, he will: (1) receive a lump sum payment equal to the sum of (a) 1.5 times his base salary on the date of the change in control or the date of termination, whichever is greater and (b) a prorated bonus amount for the year in which the termination occurs based on the officer's prior year annual bonus, (2) either (a) continue to receive substantially the same health, dental and life insurance benefits for 18 months after the termination date or (b) at his election (or at the Company's election, if coverage under the Company's group plan is not available to the officer), receive an amount in cash equal to the premium cost being paid by the Company before the termination date; (3) receive title to the Company-owned or leased vehicle being used by him or, if the officer receives a monthly car allowance in lieu of a Company vehicle, an amount in cash equal to 18 times the greater of the monthly allowance on the date of the change in control or on the termination date; and (4) become vested in all of his outstanding unvested stock options and restricted stock awards.  The term "Involuntary Termination" means the termination of the employment of the executive without his express written consent or a material diminution of or interference with the executive's duties, responsibilities and benefits as these same duties, responsibilities and benefits exist the day prior to the Change of Control, including (without limitation) any of the following actions unless consented to in writing by the executive: (1) a requirement that the executive be based at a place other than the executive's work location immediately prior to the Change of Control or within 35 miles thereof, except for reasonable business travel; (2) a material demotion of the executive; (3) a material reduction in the number or seniority of other personnel reporting to the executive or a material reduction in the frequency with which, or in the nature of the matters with respect to which, such personnel are to report to the executive, other than as part of a company-wide reduction in staff; (4) a material adverse change in the executive's salary, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the company; (5) a material permanent increase in the required hours of work or the workload of the executive; (6) a material change in the reporting relationship to which the executive reports prior to the Change of Control; or (7) a material increase or decrease in business responsibilities and duties, such that the executive's qualifications as utilized prior to the Change of Control are no longer consistent with the qualifications needed for the revised position. The term "Involuntary Termination" does not include termination for cause, termination of employment due to retirement on or after the executive attains age 65, death, or termination of employment by us due to disability.

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

Potential Payments Upon Termination of Employment

The following tables summarize the approximate value of the termination payments and benefits that the named executive officers would have received if their employment had been terminated on December 31, 2008 under the circumstances shown (as opposed to, in the case of Mr. Bruce, termination as a result of retirement on that date).  The tables exclude (i) amounts accrued through December 31, 2008 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and bonus amounts, (ii) vested account balances under our 401(k) plan, and (iii) vested account balances under our Deferral Plan and the SERP, as described under “Nonqualified Deferred Compensation” and “Supplemental Executive Retirement Plan.”  In addition, we are currently generally prohibited under FDIC regulations from providing the termination payments and benefits reflected in the tables without the prior approval of the Federal Reserve Board and concurrence from the FDIC.  The amounts payable to Mr. Haligowski reflect the current terms of his agreements, and not any of the proposed changes to those agreements.  See “Agreements with Mr. Haligowski.”

George W. Haligowski

Termination Scenario	Lump Sum Prorated Bonus (1)	Salary/Bonus Continuation and Non-Compete (2)	Health Coverage Continuation (3)	Accelerated Vesting of Stock and Option Awards (4)	Death Benefit Under Life Insurance Policies (5)	Other Benefits (6)	Payment of 299% of “Base Amount” (7)	Tax Gross Up Payment (8)

If termination for cause occurs	$—	$—	$—	$—	$—	$—	$—	$—
If voluntary termination (not constituting “Involuntary Termination” under Employment Agreement) occurs	$—	$4,682,000	$—	$—	$—	$—	$—	$—
If “Involuntary Termination” under Employment Agreement (not in connection with or within five years after change in control) occurs	$483,000	$7,315,000	$66,545	$—	$—	$801,000	$—	$—
If “Involuntary Termination” under Employment Agreement in connection with or after change in control occurs	$—	$8,182,000	$—	$—	$—	$—	$8,816,000	$—
If termination occurs as a result of disability	$483,000	$7,315,000	$66,545	$—	$—	$551,000	$—	$—
If termination occurs as a result of death	$483,000	$7,315,000	$66,545	$—	$1,260,000	$551,000	$—	$—
____________
(1)
Payable to Mr. Haligowski (or to his estate or designated beneficiary, in the event of death) under his employment agreement if his employment is “Involuntarily Terminated” not in connection with or after a change in control or due to disability or death.

(2)
Payable to Mr. Haligowski under his employment agreement and non-competition and non-solicitation agreement and the Salary Continuation Plan for the applicable period described under “Agreements with Mr. Haligowski-Employment Agreement,” “-Non-Competition and Non-Solicitation Agreement” and “-Salary Continuation Plan.”  These payments are comprised of the following: (i) in the case of voluntary termination not constituting “Involuntary Termination” under Mr. Haligowski’s employment agreement, the present value of the total payments that would be made to him under the Salary Continuation Plan, using a discount rate of 5% ($4,682,000); (ii) in the case of Involuntary Termination not in connection with or after a change in control, or termination due to disability or death (A) the present value of the total payments that would be made to him (or his beneficiary, in the event of his death) under the Salary Continuation Plan, using a discount rate of 5% ($4,682,000) and (B) the aggregate amount of the total monthly salary and bonus continuation payments (through December 29, 2010) under his employment agreement ($2,632,000, or $109,667 per month); and (iii) in the case of Involuntary Termination in connection with or after a change in control, (A) the present value of the total payments that would be made to him under the Salary Continuation Plan, using a discount rate of 5% ($4,682,000) and (B) the total payments that would be made under his non-competition and non-solicitation agreement ($3,500,000).

(3)	Represents the cost of providing the medical, dental and disability benefits described under “Agreements with Mr. Haligowski-Employment Agreement.”
(4)	Represents the benefit, if any, associated with accelerating of unvested options outstanding at December 31, 2008, based on the closing price of the Company’s stock on that date.
(5)
Represents aggregate of death benefit under supplemental life insurance policy maintained for Mr. Haligowski of $500,000 and death benefit under split dollar life insurance policy, net of proceeds paid to the Company, of $760,000.

(6)
Represents the cost or value of $250,000 for continued use of office space and secretarial support, $109,000 for the transfer to Mr. Haligowski of title to his company provided vehicle, and $441,000 representing the transfer to Mr. Haligowski of our interest in life insurance policies on his life.  The cost of office space and secretarial support are excluded if termination occurs as a result of disability or death as these benefits would not be provided under such circumstances.

(7)
Represents lump sum amount payable to Mr. Haligowski under his employment agreement in the event his employment is Involuntarily Terminated in connection with or following a change in control of the Company, as described under “Agreements with Mr. Haligowski-Employment Agreement.”

(8)	Based on the amounts shown in the table, no tax gross up payment would be payable to Mr. Haligowski under his employment agreement. See “Agreements with Mr. Haligowski – Employment Agreement.”

Norval L. Bruce

Termination Scenario	Payment of 299% of “Base Amount” (1)	Health Coverage and Life Insurance Continuation (2)	Accelerated Vesting of Stock and Option Awards (3)	Other Benefits (4)

If “Termination Without Cause” under his Change of Control Agreement in connection with or within 36 months after change in control occurs	$1,000,000	$19,316	$—	$51,880
____________
(1)
Represents lump sum amount payable to Mr. Bruce under his change of control agreement in the event his employment is terminated in connection with or following a change in control of the Company, as described under “Change of Control Agreements.”

(2)	Represents the cost of providing the health, dental and life insurance benefits described under “Change of Control Agreements.”
(3)	Represents the benefit, if any, associated with accelerating of unvested options outstanding at December 31, 2008, based on the closing price of the Company’s stock on that date.
(4)	Represents the cost or value of $33,880 for the transfer to Mr. Bruce of title to his company provided vehicle and $18,000 for the transfer to Mr. Bruce of our interest in a golf club membership.

Timothy M. Doyle

Termination Scenario	Payment of 299% of “Base Amount” (1)	Health Coverage and Life Insurance Continuation (2)	Accelerated Vesting of Stock and Option Awards (3)	Death Benefit under Supplemental Life Insurance Policy (4)	Other Benefits (5)

If “Termination Without Cause” under his Change of Control Agreement in connection with or within 36 months after change in control occurs	$1,250,000	$50,072	$—	$—	$39,270
If termination occurs as a result of death	$—	$—	$—	$250,000	$—
____________
(1)
Represents lump sum amount payable to Mr. Doyle under his change of control agreement in the event his employment is terminated in connection with or following a change in control of the Company, as described under “Change of Control Agreements.”

(2)	Represents the cost of providing the health, dental and life insurance benefits described under “Change of Control Agreements.”
(3)	Represents the benefit, if any, associated with accelerating of unvested options outstanding at December 31, 2008, based on the closing price of the Company’s stock on that date.
(4)	Represents death benefit payable under supplemental life insurance policy maintained by the Company for Mr. Doyle’s benefit.
(5)	Represents the cost or value of $39,270 for the transfer to Mr. Doyle of title to his company provided vehicle.

Lyle C. Lodwick

Termination Scenario	Lump Sum Payment (1)	Health Coverage and Life Insurance Continuation (2)	Accelerated Vesting of Stock and Option Awards (3)	Death Benefit under Supplemental Life Insurance Policy (4)	Other Benefits (5)

If “Involuntary Termination” under Change in Control Severance Agreement in connection with or within 24 months after change in control occurs	$432,600	$18,287	$—	$—	$75,280
If termination occurs as a result of death	$—	$—	$—	$250,000	$—
____________
(1)
Represents lump sum amount payable to Mr. Lodwick under his change of control agreement in the event his employment is “Involuntarily Terminated” in connection with or following a change in control of the Company, as described under “Change of Control Agreements.”

(2)	Represents the cost of providing the health, dental and life insurance benefits described under “Change of Control Agreements.”
(3)	Represents the benefit, if any, associated with accelerating of unvested options outstanding at December 31, 2008, based on the closing price of the Company’s stock on that date.
(4)	Represents death benefit payable under supplemental life insurance policy maintained by the Company for Mr. Lodwick’s benefit.
(5)	Represents the cost or value of $75,280 for the transfer to Mr. Lodwick of title to his company provided vehicle.

Phillip E. Lombardi

Termination Scenario	Lump Sum Payment (1)	Health Coverage and Life Insurance Continuation (2)	Accelerated Vesting of Stock and Option Awards (3)	Death Benefit under Supplemental Life Insurance Policy (4)	Other Benefits (5)

If “Involuntary Termination” under Change in Control Severance Agreement in connection with or within 24 months after change in control occurs	$358,750	$10,919	$—	$—	$73,740
If termination occurs as a result of death	$—	$—	$—	$250,000	$—
____________
(1)
Represents lump sum amount payable to Mr. Lombardi under his change of control agreement in the event his employment is “Involuntarily Terminated” in connection with or following a change in control of the Company, as described under “Change of Control Agreements.”

(2)	Represents the cost of providing the health, dental and life insurance benefits described under “Change of Control Agreements.”
(3)	Represents the benefit, if any, associated with accelerating of unvested options outstanding at December 31, 2008, based on the closing price of the Company’s stock on that date.
(4)	Represents the cost or value of $73,740 for the transfer to Mr. Lombardi of title to his company provided vehicle.

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

Director Compensation

The following table sets forth certain information regarding the compensation earned by or awarded to each director, who is not also a named executive officer, who served on our Board of Directors in 2008.  Directors who are employees of ICB are not compensated for their service as directors.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation (2)	Total
Jeffrey L. Lipscomb	$51,000	—	—	—	—	$5,000	$56,000
Sandor X. Mayuga	$45,000	—	—	—	—	$5,000	$50,000
Hirotaka Oribe	$58,000	—	—	—	—	$15,000	$73,000
Robert R. Reed	$53,000	—	—	—	—	$7,500	$60,500
_______________
(1)
Amount in the table represents the compensation cost of stock options recognized for 2008 for financial statement reporting purposes pursuant to SFAS No. 123(R), and includes the cost attributable to grants made in 2008 and in prior years. The assumptions we used in calculating this amount are set forth in Item 8. Financial Statements and Supplementary Data--Condensed Consolidated Financial Statements—Notes to Financial Statements—Note 1—Summary of Significant Accounting Policies—Stock-Based Compensation. As of December 31, 2008, total shares underlying stock options held by the directors were as follows: Mr. Lipscomb - 4,500 shares; Mr. Mayuga - 5,500 shares; Mr. Oribe - 5,500 shares; and Mr. Reed - 4,500 shares.

(2)	Amounts in this column represent honorariums earned during 2008 to Mr. Lipscomb, Mr. Mayuga, Mr. Oribe, and Mr. Reed.

Director Compensation Arrangements. During 2008, each non-employee director was paid a monthly fee of $2,250 for serving on our Board of Directors and $1,000 for each Board or Committee meeting attended for service on such committee. In addition, Director Reed received an honorarium of $7,500 for his active assistance in legislative and audit committee matters during 2008, Director Lipscomb received an honorarium of $5,000 for his active assistance with compensation matters and chairmanship of the Compensation Committee, Director Oribe received an honorarium of $15,000 for his extensive work with the Executive Committee and large loan approval process and Director Mayuga received an honorarium of $5,000 for his active assistance in corporate governance matters.  Directors are also eligible to receive stock options under the Director Stock Option Plan (see “—Stock Incentive Plans”).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

At March 2, 2009, we had 5,428,760 shares of common stock outstanding.

The following table sets forth, as of March 2, 2009, certain information as to those persons who were known by management to be beneficial owners of more than five percent of our common stock outstanding.

Beneficial Owner	Shares Beneficially Owned	Percent of Class
Howard Amster 23811 Chagrin Boulevard, Suite 200 Beachwood, OH 44122	489,000(1)	9.00%
Franklin Mutual Advisers, LLC 51 John F. Kennedy Parkway Short Hills, NJ 07078	445,796 (2)	8.21%
Dimensional Fund Advisors, LP 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	429,524 (3)	7.91%
George W. Haligowski 888 Prospect Street, Suite 110 La Jolla, CA 92037	399,408 (4)	7.23%
____________
(1)
As reported by Howard Amster in a Schedule 13D filed on July 14, 2008 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.  Mr. Amster reported sole voting and dispositive powers as to 106,400 shares and shared voting and dispositive powers as to 382,600 shares.

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

(3)
As reported by Dimensional Fund Advisors, LP ("Dimensional") on a Schedule 13G amendment filed on February 9, 2009 with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended.  Dimensional reported sole voting and dispositive powers as to all of the 429,524 shares, and shared voting and dispositive powers as to none of the 429,524 shares covered by the report.

(4)
Includes 95,833 shares underlying stock options which were exercisable as of March 2, 2009, 169,059 shares held in Mr. Haligowski’s SERP account in the rabbi trust established by the Company, 134,216 shares held in Mr. Haligowski’s deferred compensation plan account in the rabbi trust and 300 shares held in Mr. Haligowski’s personal account.

The following table sets forth, as of March 2, 2009, certain information as to the shares of common stock beneficially owned by the directors and named executive officers and by all directors and executive officers of ICB as a group.

Beneficial Owner	Shares Beneficially Owned (1)(2)(3)	Percent of Class
George W. Haligowski	399,408	7.23%
Timothy M. Doyle	84,930	1.55
Norval L. Bruce	74,815	1.37
Lyle C. Lodwick	64,209	1.17
Phillip E. Lombardi	43,717	0.80
Hirotaka Oribe	11,600	0.21
Robert R. Reed	11,000	0.20
Sandor X. Mayuga	10,300	0.19
Jeffrey L. Lipscomb	8,600	0.16
All Directors and Executive Officers as a Group (9 Persons)	708,579	12.43
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

(2)
Includes shares underlying exercisable options and options exercisable within 60 days of March 2, 2009 as follows:  Chairman Haligowski – 95,833 shares; Director Lipscomb – 4,500 shares; Director Mayuga – 4,500 shares; Director Oribe – 4,500 shares; Director Reed – 4,500 shares; Vice Chairman Bruce – 23,333 shares; Timothy M. Doyle – 48,333 shares; Lyle C. Lodwick – 50,833 shares; Phillip E. Lombardi – 33,333 shares; and all directors and executive officers as a group – 269,665 shares.

(3)
Includes vested SERP account shares held in the rabbi trust established by the Company, as follows: Chairman Haligowski –169,059 shares; Vice Chairman Bruce – 39,209 shares; Timothy M. Doyle – 32,711 shares; Lyle C. Lodwick – 3,376 shares; Phillip E. Lombardi – 2,884 shares and all directors and executive officers as a group – 247,239 shares.  Also includes shares held in deferred compensation plan account in the rabbi trust as follows: Mr. Haligowski – 134,216 shares; Mr. Bruce – 12,073 shares; Mr. Doyle – 3,886 shares and all directors and executive officers as a group – 150,175 shares.

The following table sets forth information as of December 31, 2008 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information

Plan Category	Number of Shares to be issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants And Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column) (1)
Equity compensation plans approved by stockholders	526,483	$37.57	203,261
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	526,483	$37.57	203,261
____________
(1)
This amount includes 125,000 shares issuable under our 1996 Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors, described under “Item 11. Executive Compensation — Directors Compensation.” Under the Company’s 2005 Re-Designated, Amended and Restated Employee Stock Incentive Plan, up to 29,381 of the 58,761 shares remaining available for issuance under that plan as of December 31, 2008 could be issued to plan participants pursuant to awards of restricted stock, restricted stock units, performance shares and/or performance units.

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

During the year, we also retained the services of Keesal, Young & Logan. Director Mayuga is a partner in that law firm. During 2008, this law firm received $2,000 in legal fees from ICB and the Bank.

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

Director Independence.  Under our corporate governance guidelines, we are required to have a majority of independent directors, as that term is defined under the NYSE listing standards, and no director qualifies as independent unless our Board of Directors has affirmatively determined that the director has no material relationship with the Company.  Our Board of Directors has adopted categorical standards to assist it in making determinations of independence.  These standards are contained in Section 1 of our Corporate Governance Guidelines, which are posted on our website at www.imperialcapitalbancorp.com, under “Investor Relations” and then under “Governance.”  Our Board has determined that Directors Lipscomb, Mayuga, Oribe and Reed have no material relationships with us, and therefore are independent directors of the Company.  This determination was based upon the fact that other than Director Mayuga, none of these directors has any relationship with the Company other than as a director and member of committees of the Board.  In making its determination that Director Mayuga is independent, the Board considered the relationship disclosed above under “-Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

During the fiscal years ended December 31, 2008 and 2007, Ernst & Young LLP provided various audit, audit related and non-audit services to the Company.  Set forth below are the aggregate fees billed for these services:

(a)
Audit Fees: Aggregate fees billed for professional services rendered for the audits of the Company’s annual financial statements and internal controls over financial reporting, and reviews of financial statements included in the Company’s Quarterly Reports on Form 10-Q for those fiscal years: $347,000 - 2008; $360,000 - 2007.

(b)	Audit Related Fees: Aggregate fees billed for professional services rendered related to audits of employee benefit plans, consultation related to accounting matters: $69,000 - 2008; $21,000 - 2007.

(c)	Tax Fees: Aggregate fees billed for professional services rendered related to tax compliance, tax advice and tax return preparation: $130,000 - 2008; $105,000 - 2007.

(d)
All other fees: Aggregate fees billed for professional services rendered in connection with the review and consultation on various issues relating to employment and other benefit related contracts: none - 2008; $5,000 - 2007.

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

IMPERIAL CAPITAL BANCORP, INC.

Date: March 31, 2009	By:	/s/ Timothy M. Doyle
Timothy M. Doyle
Executive Managing Director
and Chief Financial Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chairman of the Board, President and	March 31, 2009
George W. Haligowski	Chief Executive Officer

/s/ Timothy M. Doyle	Executive Managing Director and	March 31, 2009
Timothy M. Doyle	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Norval L. Bruce	Director and Executive Committee Member	March 31, 2009
Norval L. Bruce	(Acting Co-Principal Executive Officer)

/s/ Jeffrey L. Lipscomb	Director	March 31, 2009
Jeffrey L. Lipscomb

/s/ Sandor X. Mayuga	Director	March 31, 2009
Sandor X. Mayuga

/s/ Robert R. Reed	Director	March 31, 2009
Robert R. Reed

/s/ Hirotaka Oribe	Director and Executive Committee Member	March 31, 2009
Hirotaka Oribe	(Acting Co-Principal Executive Officer)

EXHIBIT INDEX
Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3.1	Certificate of Incorporation	************
3.2	Bylaws, as amended	***
4	Instruments Defining the Rights of Security Holders, Including Indentures	**********
10.1	2005 Re-Designated, Amended and Restated Stock Option Plan For Nonemployee Directors (“NEDP”)	*****
10.2	2005 Re-Designated, Amended and Restated Employee Stock Incentive Plan (“ESIP”)	********
10.3a	409A Consolidated Nonqualified (Employer Securities Only) 2005 Deferred Compensation Plan	***
10.3b	409A Consolidated Nonqualified (Non-Employer Securities) 2005 Deferred Compensation Plan	***
10.3c	Consolidated Nonqualified (Employer Securities Only) Deferred Compensation Plan	***
10.3d	Consolidated Nonqualified (Non-Employer Securities) Deferred Compensation Plan	***
10.4	Supplemental Salary Savings Plan	*
10.5a	Amended and Restated Employment Agreement with George W. Haligowski	********
10.5b	Non-Competition and Non-Solicitation Agreement with George W. Haligowski	********
10.5c	Amendment to Amended and Restated Employment Agreement with George W. Haligowski	10.5c
10.6	Change in Control Severance Agreement with Norval L. Bruce	********
10.6a	Amendment to Change in Control Severance Agreement with Norval L. Bruce	10.6a
10.7	Change in Control Severance Agreement with Timothy M. Doyle	********
10.7a	Amendment to Change in Control Severance Agreement with Timothy M. Doyle	10.7a
10.8	Change in Control Severance Agreement with Lyle C. Lodwick	********
10.8a	Amendment to Change in Control Severance Agreement with Lyle C. Lodwick	10.8a
10.9	Change in Control Severance Agreement with Phillip E. Lombardi	***********
10.9a	Amendment to Change in Control Severance Agreement with Phillip E. Lombardi	10.9a
10.10	Recognition and Retention Plan	**
10.11	Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors	****
10.12	Amended and Restated Supplemental Executive Retirement Plan	********
10.13	Amended and Restated ITLA Capital Corporation Rabbi Trust Agreement	*********
10.14	Amended and Restated Salary Continuation Plan	********
10.15	Form of Incentive Stock Option Agreement under ESIP	******
10.16 10.17	Form of Non-Qualified Stock Option Agreement under the ESIP Form of Non-Qualified Stock Option Agreement under the NEDP	****** *******
10.18	Description of Named Executive Officer Salary, Bonus and Perquisite Arrangements for 2008	10.18
10.19	Description of Director Fee Arrangements	10.19
10.20	Split Dollar Agreement	************
10.21	Stipulation and Consent to the Issuance of an Order to Cease and Desist	*************
10.22	Order to Cease and Desist dated February 17, 2009 issued by the Federal Deposit Insurance Corporation and the California Department of Financial Institutions	*************
11	Statement Regarding Computation of Per Share Earnings	Not Required
13	Annual Report to Security Holders	None
18	Letter Regarding Change in Accounting Principles	None
21	Subsidiaries of the Registrant	21
22	Published Report Regarding Matters Submitted to Vote of Security Holders	None
23.1	Consent of Ernst & Young LLP	23.1
24	Power of Attorney	None
31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Executive Officer	31.2
31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	31.3
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	32

*	Filed as an exhibit to Imperial’s Registration Statement on Form S-1 (File No. 33-96518) filed with the Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.
* *	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on May 10, 1996, pursuant to Section 5 of the Securities Act of 1933.
* * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 7, 2007.
* * * *	Filed as an exhibit to Amendment No. Two to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on June 19, 1996.
* * * * *	Filed as an appendix to the Company’s definitive proxy materials filed on June 27, 2005.
* * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 9, 2005.
* * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 4, 2005.
* * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 24, 2006.
* * * * * * * * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2006.
* * * * * * * * * *	The Company hereby agrees to furnish the SEC, upon request, copies of the instruments defining the rights of the holders of each issue of the Company's long-term debt.
* * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2006.
* * * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2007.
* * * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2007.
* * * * * * * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 20, 2009.