Form 10-Q
period 2009-03-31
IMPERIAL CAPITAL BANCORP, INC.
filed 2009-05-15
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “larger accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐   Accelerated Filer ☐ Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)   Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock of the registrant: 5,428,760 outstanding as of May 8, 2009.

IMPERIAL CAPITAL BANCORP, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2009

Forward Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, changes in economic conditions, either nationally or in our market areas; fluctuations in loan demand, the number of unsold homes, other properties and real estate values; the quality or composition of our loan or investment portfolios; our ability to manage loan delinquency rates, which may be impacted by  deterioration in the housing and commercial real estate markets that may lead to increased losses and non-performing assets in our loan portfolios, and may result in our allowance for loan losses not being adequate to cover actual losses and may require us to materially increase our reserves; fluctuations in interest rates, and changes in the relative differences between short- and long-term interest rates; results of examinations by the California Department of Financial Institutions (the “DFI”), the Federal Deposit Insurance Corporation (the “FDIC”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; the possibility that we will be unable to comply with the conditions imposed upon us by the Order to Cease and Desist issued by the DFI and the FDIC, which could result in the imposition of additional restrictions on our operations; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing, and savings habits; legislative or regulatory changes that adversely affect our business, including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies,  principles or guidance, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, or their application to our business or audit adjustments; the economic impact of any terrorist actions; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products, and services. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2009 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s operating and stock price performance.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Imperial Capital Bancorp, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

PART I – FINANCIAL INFORMATION

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	December 31,
	(unaudited)	2008
	(in thousands, except share data)
Assets
Cash and cash equivalents	$325,438	$403,119
Investment securities available-for-sale, at fair value	404,041	146,799
Investment securities held-to-maturity, at amortized cost	905,565	942,686
Stock in Federal Home Loan Bank	63,498	63,498
Loans, net (net of allowance for loan losses of $62,938 and $50,574 as of March 31, 2009 and December 31, 2008, respectively)	2,680,832	2,748,956
Interest receivable	20,772	21,305
Other real estate and other assets owned, net	49,947	38,031
Premises and equipment, net	7,139	7,701
Deferred income taxes	18,774	22,338
Goodwill	3,118	3,118
Other assets	40,979	42,287
Total assets	$4,520,103	$4,439,838

Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$3,109,142	$2,931,040
Federal Home Loan Bank advances and other borrowings	1,124,794	1,205,633
Accounts payable and other liabilities	28,904	26,996
Junior subordinated debentures	86,600	86,600
Total liabilities	4,349,440	4,250,269

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 9,146,256 and 9,146,256 issued as of March 31, 2009 and December 31, 2008, respectively	85,129	85,407
Retained earnings	204,749	222,483
Accumulated other comprehensive loss, net	(4,031)	(2,682)
	285,847	305,208
Less treasury stock, at cost 4,074,834 and 4,126,116 shares as of March 31, 2009 and December 31, 2008, respectively	(115,184)	(115,639)

Total shareholders' equity	170,663	189,569

Total liabilities and shareholders' equity	$4,520,103	$4,439,838

See accompanying notes to the unaudited consolidated financial statements.

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)
Interest income:
Loans, including fees	$41,463	$54,835
Cash and investment securities	20,329	4,249

Total interest income	61,792	59,084

Interest expense:
Deposit accounts	28,439	25,083
Federal Home Loan Bank advances and other borrowings	12,787	11,918
Junior subordinated debentures	1,637	2,005

Total interest expense	42,863	39,006

Net interest income before provision for loan losses	18,929	20,078

Provision for loan losses	19,175	4,250

Net interest income (expense) after provision for loan losses	(246)	15,828

Non-interest income:
Late and collection fees	210	219
Other	403	49

Total non-interest income	613	268

Non-interest expense:
Compensation and benefits	6,049	6,864
Occupancy and equipment	1,743	1,942
Other	6,562	4,684

Total general and administrative	14,354	13,490

Real estate and other assets owned expense, net	3,747	1,455

Total non-interest expense	18,101	14,945

(Loss) income before provision for income taxes	(17,734)	1,151
Provision for income taxes	—	454

NET (LOSS) INCOME	$(17,734)	$697

Basic (losses) earnings per share	$(3.27)	$0.13

Diluted (losses) earnings per share	$(3.27)	$0.13

Dividends declared per share of common stock	$—	$0.16

See accompanying notes to the unaudited consolidated financial statements.

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
	(in thousands)
Cash Flows From Operating Activities:
Net (Loss) Income	$(17,734)	$697
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	640	719
Amortization of premium on purchased loans	352	1,095
Accretion of deferred loan origination fees, net of costs	(596)	(800)
Accretion of discounts on investment securities, net	(4,213)	(298)
Provision for loan losses	19,175	4,250
Provision for losses on other real estate owned	2,507	627
Deferred income tax expense (benefit)	4,463	(10)
Other, net	(954)	(228)
Decrease in interest receivable	533	126
Decrease in other assets	1,308	184
Increase (decrease) in accounts payable and other liabilities	1,908	(5,671)

Net cash provided by operating activities	7,389	691

Cash Flows From Investing Activities:
Purchases of investment securities available-for-sale	(301,756)	(10,143)
Proceeds from sales, maturities and calls of investment securities available-for-sale	43,881	10,125
Purchases of investment securities held-to-maturity	—	(57,576)
Proceeds from the maturity and redemption of investment securities held-to-maturity	41,112	8,046
Decrease in loans, net	32,785	46,658
Proceeds from sale of other real estate owned	1,742	4,400
Cash paid for capital expenditures	(97)	(817)

Net cash (used in) provided by investing activities	(182,333)	693

Cash Flows From Financing Activities:
Proceeds and excess tax benefits from exercise of employee stock options	—	56
Cash paid to acquire treasury stock	—	(1,114)
Cash dividends paid	—	(828)
Increase (decrease) in deposit accounts	178,102	(115,312)
Net proceeds from short-term borrowings	—	153,000
Proceeds from long-term borrowings	—	40,500
Repayments of long-term borrowings	(80,839)	(78,952)

Net cash provided by (used in) financing activities	97,263	(2,650)

Net decrease in cash and cash equivalents	(77,681)	(1,266)
Cash and cash equivalents, beginning of period	403,119	8,944

Cash and cash equivalents, end of period	$325,438	$7,678

Supplemental Cash Flow Information:
Cash paid during the period for interest	$39,750	$38,716
Cash paid during the period for income taxes	$117	$73
Non-Cash Investing and Financing Transactions:
Loans transferred to other real estate owned	$16,408	$4,469
Cash dividends declared but not yet paid	$—	$868

See accompanying notes to the unaudited consolidated financial statements.

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

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

All intercompany transactions and balances have been eliminated.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain amounts in prior periods have been reclassified to conform to the presentation in the current periods.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations for the remainder of the year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.

The Bank is currently operating under a Cease and Desist Order (the “Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“DFI”).  Among other things, the Order requires the Bank to take certain measures in the areas of management, capital, loan loss allowance determination, risk management, liquidity management, board oversight and monitoring of compliance, and restricts payment of dividends and the opening of branch or other Bank offices.  The Order further requires the Company to increase and hold the Bank’s Tier 1 leverage ratio above nine percent and the Bank’s Total Risk-Based Capital ratio above thirteen percent by August 11, 2009 and for the life of the Order.  As of March 31, 2009, the Bank had a Tier 1 leverage ratio of 5.2% and the Bank’s Total Risk-Based Capital ratio was 8.1%.  The Bank must also submit to the regulators within prescribed time periods a revised policy for determining the allowance for loan losses, plans for reducing commercial real estate loan concentrations and brokered deposits, a liquidity plan, strategic business plan and profitability plan. The Order will remain in effect until modified or terminated by the FDIC and the DFI.

The Company’s and the Bank’s  regulatory capital positions have fallen below the level necessary to be considered “well capitalized” and are now categorized as “adequately capitalized” under the applicable regulatory framework.  Adequately capitalized companies must obtain a waiver from the FDIC in order to accept, renew or roll over brokered deposits.  As of March 31, 2009, the Company had brokered deposits of $739.2 million.  If deemed necessary, the Bank may apply for permission to continue to accept certain types of brokered deposits.

In addition, the Federal Reserve Bank of San Francisco (“FRB San Francisco”) notified the Company that it may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the FRB.  The Company also may not make indemnification and severance payments without complying with certain statutory restrictions, including prior written approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and concurrence from the FDIC.  Further, the Company is generally prohibited from receiving dividends from the Bank, making any dividend payments (including distributions on its trust preferred securities) and increasing or renewing any debt, without receiving prior approval from the FRB San Francisco of such payments.

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

For additional information regarding regulatory actions, refer to Note 15 – “Regulatory Requirements” and Note 20 – “Subsequent Events” in the Notes to Consolidated Financial Statements and the section captioned “Regulatory Action” in Item 1. Business included in the Company’s Form 10-K for the year ended December 31, 2008.

NOTE 2 – ACCOUNTING FOR STOCK-BASED COMPENSATION

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, total stock-based compensation expense included in our consolidated statements of income for the three months ended March 31, 2009 and 2008 was approximately $75,000 ($65,000, net of tax or $0.01 per diluted share) and $83,000 ($73,000, net of tax or $0.01 per diluted share), respectively.  Unrecognized stock-based compensation expense related to stock options was approximately $342,000 and $710,000, respectively, at March 31, 2009 and 2008.  The weighted-average period over which the unrecognized expense was expected to be  recognized was 1.2 years and 2.2 years at March 31, 2009 and 2008, respectively.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model.  No options were granted during the three months ended March 31, 2009 and 2008.

NOTE 3 – EARNINGS (LOSSES) PER SHARE

Basic Earnings (Losses) Per Share (“Basic EPS”) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period.  Diluted Earnings (Losses) Per Share (“Diluted EPS”) reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which shared in the Company’s earnings.  Stock options outstanding as of March 31, 2009 and 2008 were 494,149 and 565,650, respectively.  Of these options outstanding as of March 31, 2009 and 2008, 494,149 and 494,450, respectively, were excluded from the diluted EPS computation as their effect was anti-dilutive.

The following is a reconciliation of the calculation of Basic EPS and Diluted EPS:

	Net Income (Loss)	Weighted-Average Shares Outstanding	Per Share Amount
	(in thousands, except per share data)
For the Three Months Ended March 31,
2009
Basic EPS	$(17,734)	5,429	$(3.27)
Effect of dilutive stock options	—	—	—
Diluted EPS	$(17,734)	5,429	$(3.27)

2008
Basic EPS	$697	5,426	$0.13
Effect of dilutive stock options	—	22	—
Diluted EPS	$697	5,448	$0.13

NOTE 4 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), which encompasses net income and the net change in unrealized gains (losses) on investment securities available-for-sale, is presented below:

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Net (Loss) Income	$(17,734)	$697
Other comprehensive income:
Change in net unrealized (losses) gains on investment securities available-for-sale, net of tax benefit (expense) of $1,265 and $(33) for the three months ended March 31, 2009 and 2008, respectively.	(1,898)	49
Reclassification for net gains included in losses, net of tax provisions of $366 for the three months ended March 31, 2009.	549	—
Comprehensive (Loss) Income	$(19,083)	$746

NOTE 5 – IMPAIRED LOANS RECEIVABLE

As of March 31, 2009 and December 31, 2008, the recorded investment in impaired loans was $195.4 million and $162.6 million, respectively.  The average recorded investment in impaired loans was $186.4 million and $64.3 million, respectively, for the three months ended March 31, 2009 and 2008. Interest income recognized on impaired loans totaled $134,000 and $192,000 respectively, for the three months ended March 31, 2009 and 2008.

NOTE 6 – FAIR VALUE

The Company adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial instruments.  Although the adoption of SFAS No. 157 did not materially impact its financial condition or results of operations, the Company is now required to provide additional disclosures as part of its financial statements.

The Company also adopted FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157," which deferred the application of SFAS No. 157 for non-financial assets and non-financial liabilities, until January 1, 2009.  Items impacted by this deferral included goodwill and other real estate and other assets owned (REO), all of which require fair value measurements as a part of any necessary impairment analysis.

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 were as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Ending Balance
	(dollars in thousands)
Assets
March 31, 2009
Investment securities – available-for-sale	$38	$403,380	$623	$404,041

December 31, 2008
Investment securities – available-for-sale	$59	$146,045	$695	$146,799

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Beginning Balance	Total Realized and Unrealized Gains Included in Income	Total Realized and Unrealized Gains	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Ending Balance
		Net Revaluation of Retained Interests
	(dollars in thousands)
Assets
March 31, 2009
Investment securities – available-for-sale	$695	$—	$—	$(72)	$—	$623

December 31, 2008
Investment securities – available-for-sale	$1,318	$—	$—	$(623)	$—	$695

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis.  These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Financial assets and liabilities measured at fair value on a non-recurring basis during the quarter ended March 31, 2009 include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on limited observable market data and customized discounting criteria.  During the current period, certain impaired loans were remeasured and written down to their fair values through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral.  Impaired loans with a carrying value of $50.6 million were written down by $6.2 million during the quarter ended March 31, 2009 to a total reported fair value of $44.4 million.

Certain non-financial assets measured at fair value on a non-recurring basis include REO, non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.  During the current period, certain other real estate owned, upon initial recognition, were remeasured and reported at fair value through a charge-off of $650,000 to the allowance for loan losses based upon the fair value of the foreclosed asset less estimated selling costs.  During the current period, REO valued subsequent to its initial recognition, were remeasured and reported at fair value through a charge-off of $2.5 million to the provision for losses on REO.  The fair value of REO is estimated using Level 3 inputs based on limited observable market data and customized discounting criteria.  REO measured at fair value totaled $49.9 million during the three months ended March 31, 2009.

The Company’s assets measured at fair value on a non-recurring basis were as follows:

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Ending Balance
	(dollars in thousands)
Assets
March 31, 2009
Impaired loans	$—	$—	$195,391	$195,391
Other real estate and other assets owned	$—	$—	$49,947	$49,947

December 31, 2008
Impaired loans	$—	$—	$161,793	$161,793
Other real estate and other assets owned	$—	$—	$38,031	$38,031

NOTE 7 – INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires an asset and liability approach for the financial accounting and reporting of income taxes.  Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements.  These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse.  The effect on deferred income taxes of a change in tax rates is recognized in income in the period when the change is enacted.

As of March 31, 2009, the Company recognized an income tax benefit of $4.5 million in connection with the net operating losses incurred during the quarter ended March 31, 2009.  This benefit was entirely offset by a valuation allowance established due to uncertainty related to our ability to realize the Company’s remaining deferred tax assets.  As of March 31, 2009, the Company had an aggregate valuation allowance of $6.6 million recorded against these deferred tax assets.  Management will continue to evaluate the potential realizability of these deferred tax assets and will establish an additional valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized.

NOTE 8 – NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB Statement No. 51.”  SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 was effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial condition or results of operations.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively.  Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its financial condition or results of operation.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its financial condition or results of operation.

In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-1 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  FSP FAS 115-1 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-1 and FAS 124-2 to have a material impact on its financial condition or results of operation.

NOTE 9 – BUSINESS SEGMENT INFORMATION

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

	Lending Operations	All Other	Consolidated
	(in thousands)
For the three months ended March 31,
2009
Revenues from external customers	$62,532	$(127)	$62,405
Total interest income	61,745	47	61,792
Total interest expense	41,226	1,637	42,863
Net loss	(15,516)	(2,218)	(17,734)

2008
Revenues from external customers	$59,811	$(459)	$59,352
Total interest income	59,026	58	59,084
Total interest expense	37,001	2,005	39,006
Net income (loss)	2,731	(2,034)	697

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to identify the major factors that affected our financial condition and results of operations as of and for the three months ended March 31, 2009.

Regulatory Action

In connection with the Cease and Desist Order (the Order) issued on February 17, 2009, management is required to provide its regulators within 60 days of the date of the Order a detailed capital plan to address how the Bank will remain “adequately capitalized” and is required to increase the Bank’s Tier 1 leverage above nine percent and total risk-based capital ratios above thirteen percent within 180 days from the date of the Order.  The Bank must also submit to the regulators within prescribed time periods a revised policy for determining the allowance for loan losses, plans for reducing commercial real estate loan concentrations and brokered deposits, a liquidity plan, strategic business plan and profitability plan.  The Order will remain in effect until modified or terminated by the FDIC and the DFI.  To date, management has responded to the requirements of the Order within the timeframes set forth within the Order.

For additional information regarding regulatory actions, refer to Note 15 – “Regulatory Requirements” and Note 20 – “Subsequent Events” in the Notes to Consolidated Financial Statements and the section captioned “Regulatory Action” in Item 1. Business included in the Company’s Form 10-K for the year ended December 31, 2008.

Operating Strategy

Our financial performance continues to be negatively impacted by national economic conditions and the deterioration of real estate and credit related markets.  During the quarter ended March 31, 2009, we recorded a net loss of $17.7 million, primarily related to a $19.2 million provision for loan losses that was recorded in connection with a $33.0 million and $148.8 million increase during the quarter in our non-performing loans and other loans of concern, respectively.

In response to these financial challenges and increased regulatory supervision, we have taken and are continuing to take a number of tactical actions aimed at preserving existing capital, reducing our lending exposures and associated capital requirements and increasing liquidity. The tactical actions taken include, but are not limited to the following: slowing loan originations, growing retail deposits, reducing brokered deposits, seeking commercial loan participation and sales arrangements with other lenders or private equity sources, and reducing personnel and other operating costs. Our goal is to return to profitability by reducing our size, stabilizing our losses, managing our problematic assets and reducing overall expenses.

We are currently focused on the following four primary objectives as a basis for long-term success of our franchise including improving our asset quality, reducing our asset base and improving our regulatory capital ratios, continuing our expense control, and reducing our reliance on wholesale funding sources.  With respect to these initiatives, during the quarter, we’ve reduced our loan portfolio by $55.8 million, or 2.0%, as well as our Federal Home Loan Bank (“FHLB”) advances and other borrowings by $80.8 million, or 6.7%.  The decline in borrowings was offset by an increase in deposits of $178.1 million, or 6.1%, despite a $671,000, or 0.1% decline in brokered deposits.  During the quarter, we utilized the increased liquidity to acquire U.S. Treasury and Government National Mortgage Association (“GNMA”) securities.

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

For further discussion, refer to the section captioned “Operating Strategy” within Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2008.

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

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial statements.  Accounting policies related to the allowance for loan losses and investments accounted for under Statement of Position 03-3 are considered to be critical, as these policies involve considerable subjective judgment and estimation by management.  We also consider our accounting polices related to REO to be critical due to the potential significance of these activities and the estimates involved.

For additional information regarding critical accounting policies, refer to Note 1 – “Organization and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements and the sections captioned “Application of Critical Accounting Policies and Accounting Estimates” and “Allowance for Loan Losses and Non-performing Assets” in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Form 10-K for the year ended December 31, 2008.  There have been no significant changes in the Company's application of accounting policies since December 31, 2008.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Executive Summary

Consolidated net loss was $17.7 million, or $3.27 per diluted share, for the three months ended March 31, 2009, compared to net income of $697,000, or $0.13 per diluted share for the same period last year.  The decline in net income during the current period was primarily caused by a $14.9 million increase in provision for loan losses recorded in connection with the increase in our non-performing loans and other loans of concern.

Net interest income before provision for loan losses decreased 5.7% to $18.9 million for the quarter ended March 31, 2009, compared to $20.1 million for the same period last year.  The decrease was primarily due to a decline in interest earned on our loan portfolio and an increase in interest expense incurred on our deposits and FHLB and other borrowings.  These declines were partially offset by an increase in interest earned on our investment portfolio.

The provision for loan losses was $19.2 million and $4.3 million, respectively, for the quarters ended March 31, 2009 and 2008.  The provision for loan losses recorded during the 2009 first quarter was primarily due to the increase in our non-performing loans and other loans of concern.  Other loans of concern consist of performing loans which have known information that has caused management to be concerned about the borrower’s ability to comply with present loan repayment terms.  Non-performing loans as of March 31, 2009 were $187.9 million, compared to $154.9 million at December 31, 2008.  The increase in non-performing loans was caused by increases of $17.1 million in multi-family loans, $9.0 million in commercial real estate loans and $10.8 million in commercial and multi-family construction loans, partially offset by decreases of $2.6 million in residential and condominium conversion construction loans and $783,000 in land development related loans.  Other loans of concern as of March 31, 2009 were $263.4 million, compared to $114.6 million at December 31, 2008.  The increase during the current period was primarily caused by the addition of $47.6 million of multi-family real estate loans, $45.2 million of commercial real estate loans and $41.9 million of construction and land related loans.

The (loss) return on average assets was (1.56%) for the three months ended March 31, 2009, compared to 0.08% for the same period last year.  The (loss) return on average shareholders’ equity was (38.05%) for the three months ended March 31, 2009, compared to 1.22% for the same period last year.

Loan originations were $6.4 million for the quarter ended March 31, 2009, compared to $88.5 million for the same period last year.  During the current quarter, the Bank originated $6.4 million of small balance multi-family real estate loans.  Loan originations for the same period last year consisted of $43.8 million of commercial real estate loans, $19.0 million of small balance multi-family real estate loans, and $25.7 million of entertainment finance loans.  The decrease in loan production during the current period related to a decline in customer demand, as well as the Bank’s strategic objective to reduce our asset base and the concentration of our real estate loan portfolio.

Net Interest Income and Margin

The following table presents for the three months ended March 31, 2009 and 2008, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.  Average balances are computed using daily average balances.  Nonaccrual loans are included in loans receivable.

	For the Three Months Ended March 31,
	2009			2008
	Average Balance	Income/Expense	Yield/Rate	Average Balance	Income/Expense	Yield/Rate
	(dollars in thousands)
Assets
Cash and investment securities	$1,765,819	$20,329	4.67%	$339,443	$4,249	5.03%
Loans receivable	2,779,212	41,463	6.05%	3,149,996	54,835	7.00%
Total interest earning assets	4,545,031	$61,792	5.51%	3,489,439	$59,084	6.81%
Non-interest earning assets	130,122			84,394
Allowance for loan losses	(50,400)			(47,436)
Total assets	$4,624,753			$3,526,397

Liabilities and Shareholders’ Equity
Interest bearing deposit accounts:
Interest bearing demand	$55,349	$305	2.23%	$27,951	$235	3.38%
Money market and passbook	491,360	3,349	2.76%	248,829	2,459	3.97%
Time certificates	2,580,315	24,785	3.90%	1,802,247	22,389	5.00%
Total interest bearing deposit accounts	3,127,024	28,439	3.69%	2,079,027	25,083	4.85%
FHLB advances and other borrowings	1,171,481	12,787	4.43%	1,083,609	11,918	4.42%
Junior subordinated debentures	86,600	1,637	7.67%	86,600	2,005	9.31%
Total interest bearing liabilities	4,385,105	$42,863	3.96%	3,249,236	$39,006	4.83%
Non-interest bearing demand accounts	10,450			9,740
Other non-interest bearing liabilities	40,180			38,263
Shareholders’ equity	189,018			229,158
Total liabilities and shareholders’ equity	$4,624,753			$3,526,397
Net interest spread (1)			1.55%			1.98%

Net interest income before provision for loan losses		$18,929			$20,078
Net interest margin (2)			1.69%			2.31%

____________
(1)	Average yield on interest earning assets minus average rate paid on interest bearing liabilities.
(2)	Net interest income divided by total average interest earning assets.

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

	For the Three Months Ended March 31, 2009 and 2008
	Increase (Decrease) Due to:
	Rate	Volume	Total
	(in thousands)
Interest and fees earned from:
Cash and investment securities	$(323)	$16,403	$16,080
Loans	(7,161)	(6,211)	(13,372)

Total (decrease) increase in interest income	(7,484)	10,192	2,708

Interest paid on:
Deposit accounts	(6,986)	10,342	3,356
FHLB advances and other borrowings	24	845	869
Junior subordinated debentures	(368)	—	(368)

Total (decrease) increase in interest expense	(7,330)	11,187	3,857

Decrease in net interest income	$(154)	$(995)	$(1,149)

Total interest income increased $2.7 million to $61.8 million for the current quarter as compared to $59.1 million for the same period last year. The increase in interest income was primarily attributable to a $1.4 billion increase in the average balance of our cash and investment securities, partially offset by a 95 basis point decrease in the average yield earned on total loans receivable and a $370.8 million decrease in the average balance of total loans receivable.

The average balance of cash and investment securities increased to $1.8 billion during the quarter compared to $339.4 million during the same period last year.  The increase in average cash and investment securities was primarily due to an increase in the average balance of investments held-to-maturity and cash and cash equivalents.  Investments held-to-maturity were primarily impacted by the purchase of approximately $861.8 million of corporate sponsored collateralized mortgage obligations (CMOs) during the second and third quarters of 2008.  At the time of acquisition, these securities were AAA-rated.  As of March 31, 2009, approximately 92.4% of the securities had been downgraded by the investment rating agencies to a level below investment grade.  Despite these downgrades, we have experienced no disruption in our expected cash flows on these securities.  The average balance of cash and cash equivalents was primarily impacted by the increased liquidity maintained on our balance sheet compared to the same period last year.  The average yield earned on cash and investments decreased to 4.67% during the current quarter as compared to 5.03% for the same period last year.  This decrease was primarily due to the increase in lower yielding cash and cash equivalents maintained during the quarter as compared to the same period last year, partially offset by an increase in the yield earned on our investment securities held-to-maturity.  To a lesser extent, net interest income before provision for loan losses was positively impacted by a $257.2 million increase in securities available-for-sale.  As discussed below in the “Financial Condition” section, this increase primarily consisted of the acquisition of U.S. Treasury and GNMA securities during the current period.

The average aggregate balance of our loan portfolio was $2.8 billion and $3.1 billion for the three months ended March 31, 2009 and 2008, respectively.  Commercial real estate loans had an average aggregate balance of $564.3 million during the quarter ended March 31, 2009 compared to $618.5 million during the same period last year.  Construction and land loans had an average aggregate balance of $395.6 million during the quarter ended March 31, 2009 compared to $420.2 million during the same period last year.  Multi-family real estate loans had an average aggregate balance of $1.7 billion during the quarter ended March 31, 2009 compared to $2.0 billion during the same period last year.  Single-family residential loans had an average aggregate balance of $11.1 million during the quarter ended March 31, 2009 compared to $14.2 million during the same period last year.  The average aggregate balance of entertainment finance loans was $52.1 million and $70.5 million during the quarters ended March 31, 2009 and 2008, respectively.

The average yield earned on total loans decreased to 6.05% during the quarter ended March 31, 2009 as compared to 7.00% during the same period last year.  The decrease in yield was primarily due to adjustable rate loans repricing to lower current market interest rates and an increase in the average balance of non-performing loans.  The accrual of interest has been suspended on all of our non-performing loans.  A significant portion of our loan portfolio is comprised of adjustable rate loans indexed to either six month LIBOR or the Prime Rate, most with interest rate floors and caps below and above which the loan’s contractual interest rate may not adjust.  Approximately 53.5% of our loan portfolio was adjustable at March 31, 2009, and approximately 37.6% of the loan portfolio was comprised of hybrid loans, which after an initial fixed rate period of three or five years, will convert to an adjustable interest rate for the remaining term of the loan.  As of March 31, 2009, our hybrid loans had a weighted average of 2.5 years remaining until conversion to an adjustable rate loan.  Our adjustable rate loans generally reprice on a quarterly or semi-annual basis with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan.  At March 31, 2009, approximately $2.4 billion, or 85.9%, of our adjustable and hybrid loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates.  At March 31, 2009, the weighted average floor interest rate of these loans was 6.84%.  At that date, approximately $741.3 million, or 26.2%, of these loans were at the floor interest rate.  At March 31, 2009, 48.8% of the adjustable rate loans outstanding had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on our adjustable rate loan portfolio was 11.92% at that date.  At March 31, 2009, none of these loans were at their cap rate.

Total interest expense increased by $3.9 million to $42.9 million during the current quarter, compared to $39.0 million for the same period last year.  The increase in interest expense was primarily attributable to a $1.0 billion and $87.9 million increase in the average balance of deposits and FHLB advances and other borrowings, respectively, partially offset by an 87 basis point decline in our average cost of funds, which was primarily caused by deposits repricing to lower current market interest rates.

Our average cost of funds decreased to 3.96% during the three months ended March 31, 2009, compared to 4.83% for the same period last year.  As discussed above, the decrease in the average funding costs was primarily due to deposits repricing to lower current market interest rates.  The average rate paid on deposit accounts was 3.69% during the three months ended March 31, 2009 as compared to 4.85% for the same period last year.  The average balance of deposit accounts increased to $3.1 billion for the three months ended March 31, 2009 as compared to $2.1 billion for the same period last year.  The average rate paid on FHLB advances and other borrowings was 4.43% during the three months ended March 31, 2009 compared to 4.42% for the same period last year.  FHLB advances and other borrowings averaged $1.2 billion during the current quarter, compared to $1.1 billion for the same period last year.

Net interest margin decreased to 1.69% for the three months ended March 31, 2009 as compared to 2.31% for the same period last year.  This decrease was primarily caused by a $574.4 million increase in the average balance of lower yielding cash and cash equivalents, as well as the decline in the yield earned on our loans.

Provision for Loan Losses

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

Management believes that our allowance for loan losses as of March 31, 2009 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The provision for loan losses was $19.2 million and $4.3 million, respectively, for the quarters ended March 31, 2009 and 2008.  The provision for loan losses recorded during the 2009 first quarter was primarily due to the increase in our non-performing loans and other loans of concern.  The provision for loan losses was recorded based on an analysis of the factors referred to above.  Non-performing loans as of March 31, 2009 were $187.9 million, compared to $154.9 million at December 31, 2008.  The increase in non-performing loans was caused by increases of $17.1 million in multi-family loans, $9.0 million in commercial real estate loans and $10.8 million in commercial and multi-family construction loans, partially offset by decreases of $2.6 million in residential and condominium conversion construction loans and $783,000 in land development related loans.  Other loans of concern as of March 31, 2009 were $263.4 million, compared to $114.6 million at December 31, 2008.  The increase during the current period was primarily caused by the addition of $47.6 million of multi-family real estate loans, $45.2 million of commercial real estate loans and $41.9 million of construction and land related loans.  As a percentage of our total loan portfolio, the amount of non-performing loans was 6.85% and 5.53% at March 31, 2009 and December 31, 2008, respectively.

With the housing and secondary mortgage markets continuing to deteriorate and showing no signs of stabilizing in the near future, we continue to aggressively monitor our real estate loan portfolio, including our construction and land loan portfolio.  Our construction and land loan portfolio at March 31, 2009 totaled $377.2 million, of which $175.4 million were residential and condominium conversion construction loans and $34.0 million were land development loans, representing 6.4% and 1.2%, respectively, of our total loan portfolio.  Within these portfolios, approximately 55.8%, 26.6%, 5.1% and 5.1% of the underlying collateral was located in California, New York, Florida and Arizona, respectively.  At March 31, 2009, we had $68.3 million and $13.5 million of non-performing lending relationships within our residential and condominium conversion construction loans and land development loans, respectively.  Of these non-performing construction and land development loans, 12 relationships, with an aggregate balance of $62.7 million, were located in California (primarily in Los Angeles, Orange County and the Inland Empire).

The allowance for loan losses as a percentage of our total loans was 2.29% at March 31, 2009 compared to 1.81% at December 31, 2008.  We believe that these reserves levels were adequate to support known and inherent losses in our loan portfolio and for specific reserves as of March 31, 2009 and December 31, 2008, respectively.  The allowance for loan losses is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans and other loans of concern, as well as specific reserves and charge-off activity.

During the quarter ended March 31, 2009, we had net loan charge-offs of $6.8 million as compared to $3.8 million during the same period last year.  The current period charge-offs consisted of $6.2 million charge-offs related to construction and land development loans.  The charge-offs taken have reduced the balances on the loans to the estimated value of the underlying real estate collateral based upon recent appraisals.  See also – “Credit Risk”.

Non-Interest Income

Non-interest income increased to $613,000 during the quarter ended March 31, 2009 as compared to $268,000 for the same period last year.  During the quarter, we recognized a $1.4 million gain on the sale of investment securities available-for-sale, which was partially offset by a $1.1 million fee incurred in connection with the early settlement of our $30 million other borrowing.  Non-interest income typically consists of late fees and other miscellaneous fees earned on customer accounts.

Non-Interest Expense

Non-interest expense totaled $18.1 million for the current quarter, compared to $14.9 million for the same period last year.  The increase in non-interest expense primarily related to a $1.9 million increase in charge-offs for real estate and other assets owned during the current period and a $1.9 million increase in other general and administrative costs primarily related to additional FDIC insurance premiums incurred.  This increase was partially offset by an $815,000 decline in compensation and benefits, which was primarily related to a 23% workforce reduction incurred during the current quarter.  Our efficiency ratio (defined as general and administrative expenses as a percentage of net revenue) was 73.5% for the quarter ended March 31, 2009, as compared to 66.3% for the same period last year.  Our efficiency ratio was primarily impacted by an $864,000 increase in general and administrative expenses, as well as the $1.1 million decrease in net interest income.

Provision for Income Taxes

Provision for income taxes was $454,000 for the quarter ended March 31, 2008.  During the current period, the Company recognized a $4.5 million tax benefit in connection with the net loss incurred.  This benefit was entirely offset by a valuation allowance established due to uncertainty related to our ability to realize the Company’s remaining deferred tax assets.  Management will continue to evaluate the potential realizability of these deferred tax assets and will establish an additional valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized.

FINANCIAL CONDITION

Total assets increased $80.3 million to $4.5 billion at March 31, 2009, compared to $4.4 billion at December 31, 2008.  The increase in total assets was primarily due to an increase in our liquidity caused by a $178.1 million increase in retail deposit accounts.  The increase in deposits of $178.1 million during the quarter primarily related to a $94.4 million increase in savings accounts and an $83.7 million increase in certificates of deposit.  We utilized this increased liquidity to reduce FHLB advances and other borrowings, as part of our strategy to retire wholesale funding at their maturities, and to acquire U.S. Treasury and GNMA securities.  FHLB advances and other borrowings declined by $80.8 million during the current period and investment securities available-for-sale increased by $257.2 million.  The increase in total assets was partially offset by a $77.7 million decrease in cash and cash equivalents, a $68.1 million decline in our loan portfolio and a $37.1 million decrease in our investment securities held-to-maturity.  Additionally, brokered deposits decreased to $739.2 million at March 31, 2009, compared to $739.9 million at December 31, 2008.  We expect these deposits to decline further as they continue to mature in the future.  Management believes that a significant portion of non-brokered time deposits will remain with us upon maturity based on our historical experience regarding retention of deposits.  At March 31, 2009, gross loans totaled $2.7 billion, including approximately $2.7 billion of real estate loans, $52.5 million of entertainment finance loans, and $9.3 million of other loans.

As of March 31, 2009 and December 31, 2008, investment securities held-to-maturity had gross unrealized losses of $217.0 million and $235.8 million, respectively.  Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company expects to receive the face or par value of the securities or, in the case of securities accounted for under SOP 03-3, the contractually required payments less the nonaccretable difference.  Furthermore, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as these securities approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of our securities, with the exception of the nonaccretable difference identified at acquisition with respect to the investments accounted for under SOP 03-3, are impaired due to reasons of credit quality. Accordingly, management believes the investment impairments are temporary.

CREDIT RISK

Non-performing Assets, Other Loans of Concern and Allowance for Loan Losses

The following table sets forth our non-performing assets by category and troubled debt restructurings as of the dates indicated.

	March 31, 2009	December 31, 2008
	(dollars in thousands)
Nonaccrual loans:
Real estate	$79,134	$53,034
Construction and land	108,770	101,357
Entertainment finance	—	6
Other	—	463
Total nonaccrual loans	187,904	154,860
Other real estate and other assets owned, net	49,947	38,031
Total non-performing assets	237,851	192,891
Performing troubled debt restructurings	7,872	7,965
Total non-performing assets and performing troubled debt restructurings	$245,723	$200,856

Nonaccrual loans to total loans	6.85%	5.53%
Allowance for loan losses to nonaccrual loans	33.49%	32.66%
Non-performing assets to total assets	5.26%	4.34%

Non-performing assets were $237.9 million and $192.9 million, representing 5.26% and 4.34% of total assets as of March 31, 2009 and December 31, 2008, respectively.  As of March 31, 2009, non-performing loans consisted of $68.3 million residential and condominium conversion construction real estate loans, $13.5 million of land development loans, $27.0 million of other construction projects, $58.8 million of multi-family loans and $20.3 million in commercial real estate loans.  The allowance for loan loss coverage ratio (defined as the allowance for loan losses divided by non-accrual loans) was 33.5% at March 31, 2009 as compared to 32.7% at December 31, 2008.  In addition, our other real estate and other assets owned increased to $49.9 million at March 31, 2009, as compared to $38.0 million at December 31, 2008.  As of March 31, 2009, other real estate and other assets owned consisted of $20.6 million of multi-family real estate, $18.2 million of commercial and multi-family construction projects, $7.6 million of residential land development, $874,000 of residential and condominium conversion construction projects, $1.6 million of commercial real estate and $1.0 million of other assets owned.

The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

	For the Three Months Ended March 31, 2009	For the Year Ended December 31, 2008	For the Three Months Ended March 31, 2008
	(dollars in thousands)

Balance at beginning of period	$50,574	$47,783	$47,783
Provision for loan losses	19,175	77,965	4,250
Charge-offs	(6,989)	(75,923)	(3,944)
Recoveries	178	749	182
Net charge-offs	(6,811)	(75,174)	(3,762)

Balance at end of period	$62,938	$50,574	$48,271

Allowance for loan losses as a percentage of loans, net	2.29%	1.81%	1.55%

Liquidity

Liquidity refers to our ability to maintain cash flows adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans.  We maintain a cash and investment securities portfolio designed to satisfy operating liquidity requirements while preserving capital and maximizing yield.  As of March 31, 2009, we held $325.4 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $404.0 million of investment securities classified as available-for-sale.

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

In March 2009, our credit facility with the FHLB of San Francisco was suspended until further notice.  As a result, the Bank is prohibited from receiving any additional FHLB advances until this suspension is lifted.  Additionally, in March 2009, the Bank’s $30 million repurchase agreement borrowing was called by the lender prior to its maturity.  The Bank incurred a $1.1 million penalty expense in 2009 in connection with the early settlement of this borrowing.  As of March 31, 2009, we had an available borrowing capacity under the Federal Reserve Bank of San Francisco credit facility of $30.6 million.  During the quarter ended March 31, 2009, our $68.0 million of uncommitted, unsecured lines of credit with three unaffiliated financial institutions were cancelled. We do, however, believe although these credit facilities are not presently available to us, that our current liquidity position, on-going cashflow from operations, and retail deposits will meet our anticipated funding needs.

Capital Resources

The Bank had Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios at March 31, 2009 of 5.15%, 6.88% and 8.13%, respectively, which represents $52.9 million, $99.1 million and $4.6 million, respectively, of capital in excess of the amount required to be “adequately capitalized” for regulatory purposes.  Capital in excess (deficit) of the amount required to be “well capitalized” for regulatory purposes was $6.8 million, $30.2 million and ($64.3) million, respectively.  These ratios were 6.04%, 8.04% and 9.30% as of December 31, 2008, respectively.

The Company, the Bank’s holding company, had Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios at March 31, 2009 of 4.63%, 6.19% and 8.22%, respectively, which represents $29.2 million, $75.6 million and $7.8 million, respectively, of capital in excess of the amount required to be “adequately capitalized”.  Capital in excess (deficit) of the amount required to be “well capitalized” for regulatory purposes was ($17.0) million, $6.5 million and ($61.3) million, respectively.  These ratios were 5.63%, 7.50% and 9.41% as of December 31, 2008, respectively.

During 2008, the Bank formed a wholly-owned subsidiary, Imperial Capital Bank Resecuritization Trust 2008-1 (the “Trust”), for the purpose of re-securitizing its portfolio of corporate sponsored CMOs.  The Bank transferred all of its right, title and other ownership interests in the CMOs to the Trust in exchange for notes issued by the Trust (the “Notes”). These re-securitized bonds were rated by independent rating agencies giving consideration to the purchase discounts and credit enhancements associated with each specific bond.  The Notes issued by the Trust were then rated.  As of March 31, 2009, 25.1% of the Notes were rated below investment grade by the investment rating agencies.  These Note ratings were risk-weighted in accordance with the Bank’s reading of applicable regulatory capital guidance. This guidance, however, does not contemplate the specific type of re-securitization transaction undertaken by the Bank.  After discussions with the FDIC, the Bank was told to file its December 31, 2008 call report based on the Bank’s understanding of the risk-based capital treatment of the re-securitized portfolio of CMOs.  In April 2009 the FDIC informed the Bank that because it had not sold any of the Notes, it could not rely on its interpretation of the applicable regulatory guidance.

Accordingly, the current investment ratings for the underlying CMOs were utilized in calculating the capital ratios disclosed above.  Because of the investment rating downgrades associated with our portfolio of CMOs, the Bank is required to maintain higher levels of regulatory risk-based capital for these securities due to the greater perceived risk of default.

At March 31, 2009, shareholders' equity totaled $170.7 million, or 3.8% of total assets.  Our book value per share of common stock was $33.65 as of March 31, 2009, as compared to $37.76 as of December 31, 2008, and $44.38 as of March 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of March 31, 2009 under the supervision and with the participation of the Company’s Executive Committee of the Board of Directors, Chief Financial Officer and several other members of the Company’s senior management.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Company’s Executive Committee of the Board of Directors  and Chief Financial Officer concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Executive Committee of the Board of Directors and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:  During the quarter ended March 31, 2009, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our common stock for the fiscal quarter ended March 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2009 to January 31, 2009	—	$—	—	110,486
February 1, 2009 to February 29, 2009	—	—	—	110,486
March 1, 2009 to March 31, 2009	—	—	—	110,486
Total	—	$—	—	110,486
____________
(1)
There were no repurchases under the twelfth extension of our stock repurchase program during the three months ended March 31, 2009.  The twelfth extension was announced on March 14, 2006, and authorized the repurchase of an additional 5% of the outstanding shares as of the authorization date.  At March 31, 2009, a total of 110,486 shares remained available for repurchase under this extension.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On May 15, 2009, the Company issued the press release attached as Exhibit 99 announcing its results of operations for the quarter ended March 31, 2009.

Item 6. Exhibits

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL CAPITAL BANCORP, INC.

Date: May 15, 2009	/s/ Norval L. Bruce
Norval L. Bruce
Member of the Executive Committee of
the Board of Directors

Date: May 15, 2009	/s/ Hirotaka Oribe
Hirotaka Oribe
Member of the Executive Committee of
the Board of Directors

Date: May 15, 2009	/s/ Robert R. Reed
Robert R. Reed
Member of the Executive Committee of
the Board of Directors

Date: May 15, 2009	/s/ Timothy M. Doyle
Timothy M. Doyle
Executive Managing Director and
Chief Financial Officer

EXHIBIT INDEX
Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3.1	Certificate of Incorporation	************
3.2	Bylaws, as amended	***
4	Instruments Defining the Rights of Security Holders, Including Indentures	**********
10.1	2005 Re-Designated, Amended and Restated Stock Option Plan For Nonemployee Directors (“NEDP”)	*****
10.2	2005 Re-Designated, Amended and Restated Employee Stock Incentive Plan (“ESIP”)	********
10.3a	409A Consolidated Nonqualified (Employer Securities Only) 2005 Deferred Compensation Plan	***
10.3b	409A Consolidated Nonqualified (Non-Employer Securities) 2005 Deferred Compensation Plan	***
10.3c	Consolidated Nonqualified (Employer Securities Only) Deferred Compensation Plan	***
10.3d	Consolidated Nonqualified (Non-Employer Securities) Deferred Compensation Plan	***
10.4	Supplemental Salary Savings Plan	*
10.5a	Amended and Restated Employment Agreement with George W. Haligowski	********
10.5b	Non-Competition and Non-Solicitation Agreement with George W. Haligowski	********
10.5c	Amendment to Amended and Restated Employment Agreement with George W. Haligowski	**************
10.6	Change in Control Severance Agreement with Norval L. Bruce	********
10.6a	Amendment to Change in Control Severance Agreement with Norval L. Bruce	**************
10.7	Change in Control Severance Agreement with Timothy M. Doyle	********
10.7a	Amendment to Change in Control Severance Agreement with Timothy M. Doyle	**************
10.8	Change in Control Severance Agreement with Lyle C. Lodwick	********
10.8a	Amendment to Change in Control Severance Agreement with Lyle C. Lodwick	**************
10.9	Change in Control Severance Agreement with Phillip E. Lombardi	***********
10.9a	Amendment to Change in Control Severance Agreement with Phillip E. Lombardi	**************
10.10	Recognition and Retention Plan	**
10.11	Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors	****
10.12	Amended and Restated Supplemental Executive Retirement Plan	********
10.13	Amended and Restated ITLA Capital Corporation Rabbi Trust Agreement	*********
10.14	Amended and Restated Salary Continuation Plan	********
10.15	Form of Incentive Stock Option Agreement under ESIP	******
10.16 10.17	Form of Non-Qualified Stock Option Agreement under the ESIP Form of Non-Qualified Stock Option Agreement under the NEDP	****** *******
10.18	Description of Named Executive Officer Salary, Bonus and Perquisite Arrangements for 2009	**************
10.19	Description of Director Fee Arrangements	**************
10.20	Split Dollar Agreement	************
10.21	Stipulation and Consent to the Issuance of an Order to Cease and Desist	*************
10.22	Order to Cease and Desist dated February 17, 2009 issued by the Federal Deposit Insurance Corporation and the California Department of Financial Institutions	*************
11	Statement Regarding Computation of Per Share Earnings	Not Required
13	Annual Report to Security Holders	None
18	Letter Regarding Change in Accounting Principles	None
21	Subsidiaries of the Registrant	Not Required
22	Published Report Regarding Matters Submitted to Vote of Security Holders	None
24	Power of Attorney	None
31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Executive Officer	31.2
31.3	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Executive Officer	31.3
31.4	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	31.4
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	32
99	Press release dated May 15, 2009	99

*	Filed as an exhibit to Imperial’s Registration Statement on Form S-1 (File No. 33-96518) filed with the Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.
* *	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on May 10, 1996, pursuant to Section 5 of the Securities Act of 1933.
* * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 7, 2007.
* * * *	Filed as an exhibit to Amendment No. Two to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on June 19, 1996.
* * * * *	Filed as an appendix to the Company’s definitive proxy materials filed on June 27, 2005.
* * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 9, 2005.
* * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 4, 2005.
* * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 24, 2006.
* * * * * * * * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2006.
* * * * * * * * * *	The Company hereby agrees to furnish the SEC, upon request, copies of the instruments defining the rights of the holders of each issue of the Company's long-term debt.
* * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2006.
* * * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2007.
* * * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2007.
* * * * * * * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 20, 2009.
* * * * * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2008.