Form 10-Q/A
period 2009-03-31
IMPERIAL CAPITAL BANCORP, INC.
filed 2009-07-07
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
Amendment No. 1
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Explanatory Note

We filed our Form 10-Q for the quarter ended March 31, 2009 (the “Original Filing”) with the Securities and Exchange Commission on May 15, 2009. The Original Filing reported that both Imperial Capital Bancorp, Inc. (the “Company”) and its subsidiary bank, Imperial Capital Bank (the “Bank”) were “adequately capitalized” for regulatory purposes. On June 30, 2009, the Federal Deposit Insurance Corporation (‘FDIC”) notified the Bank that it had determined during the course of a recent examination of the Bank that the risk-weighting of certain loans secured by multifamily properties were misreported in the Bank’s March 31, 2009 call report.  This misreporting occurred primarily because the Bank did not have current financial information related to certain borrowers, resulting in a higher risk weighting being assigned to these loans.  As a result, the FDIC informed the Bank that based on the revised capital ratios the Bank was “undercapitalized” as of March 31, 2009 because the Bank’s total risk-based capital ratio was below the adequately capitalized level. This Amendment No. 1 to the Original Filing amends Note 1 to Item 1 of Part I and Item 2 of Part I solely to reflect the revised capital ratios and their effect on the Bank. These changes, appear in Item 1 of Part I of this Amendment No. 1 under Note 1 to the Notes to the Consolidated Financial Statements and Item 2 of Part I of this Amendment No. 1 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.” The changes decrease the reported amounts of regulatory capital ratios at March 31, 2009, but do not result in any changes to reported net loss or loss per share for such period or otherwise affect the financial statements as of or for the period ended March 31, 2009.

For purposes of this Amendment No. 1, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the Original Filing that was affected by the restatement described above has been amended to the extent affected and restated in its entirety. However, only the changes necessary to reflect the change in regulatory capital ratios and that the Bank is now considered undercapitalized described above have been made in this Amendment No. 1 to the Original Filing; it does not reflect events occurring after the filing of the Original Filing or modify or update any other disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 to the Original Filing should be read in conjunction with the Company’s SEC filings made subsequent to the filing of the Original Filing, including any amendments of those filings.

Rule 12b-15 under the Exchange Act provides that any amendment to a report that was required to be accompanied by the certifications of the principal executive officer and principal financial officer of the registrant specified in the applicable rules under the Securities Exchange Act of 1934, as amended  must be accompanied by new certifications of such officers. Accordingly, these certifications, which are unchanged from the certifications originally filed with the Original Filing, are included as Exhibits 31.1, 31.2, 31.3, 31.4 and 32 in Item 6 of Part II of this Amendment No. 1 to the Original Filing, and are also amended hereby.

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

The Bank is currently operating under a Cease and Desist Order (the “Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“DFI”).  Among other things, the Order requires the Bank to take certain measures in the areas of management, capital, loan loss allowance determination, risk management, liquidity management, board oversight and monitoring of compliance, and restricts payment of dividends and the opening of branch or other Bank offices.  The Order further requires the Company to increase and hold the Bank’s Tier 1 leverage ratio above nine percent and the Bank’s Total Risk-Based Capital ratio above thirteen percent by August 11, 2009 and for the life of the Order.  As of March 31, 2009, the Bank had a Tier 1 leverage ratio of 5.2% and the Bank’s Total Risk-Based Capital ratio was 7.8%.  The Bank must also submit to the regulators within prescribed time periods a revised policy for determining the allowance for loan losses, plans for reducing commercial real estate loan concentrations and brokered deposits, a liquidity plan, strategic business plan and profitability plan. The Order will remain in effect until modified or terminated by the FDIC and the DFI.

The Bank’s regulatory capital position has fallen below the level necessary to be considered “well capitalized” and is now categorized as “undercapitalized” under the applicable regulatory framework.  Undercapitalized banks may not accept, renew or rollover brokered deposits or solicit deposits yielding more than 75 basis points over prevailing rates in either the Bank’s market area or the area where deposits are solicited.  As of March 31, 2009, the Company had brokered deposits of $739.2 million.

In addition, as a result of being undercapitalized the Bank is subject to certain regulatory restrictions.  These restrictions are generally consistent with the restrictions identified within the Order and include, among others, that the Bank generally may not make any capital distributions, must submit an acceptable capital restoration plan to the FDIC, may not increase its average total assets during a calendar quarter in excess of its average total assets during the preceding calendar quarter unless any increase in total assets is consistent with the capital restoration plan approved by the FDIC and the Bank’s ratio of tangible equity to total assets increases during the calendar quarter at a rate sufficient to enable the Bank to become adequately capitalized within a reasonable time, and may not acquire a business, establish or acquire a branch office or engage in a new line of business without regulatory approval. In addition, as part of the required capital restoration plan, the Company must guarantee that the Bank will return to adequately capitalized status and provide appropriate assurances of performance of that guarantee. If a capital restoration plan is not approved by the FDIC or if the Bank fails to implement the plan in any material respect, the undercapitalized institution is treated as if it were “significantly undercapitalized”.

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

If management is not successful in its efforts to raise sufficient additional capital and restructure the balance sheet, the Bank will not be fully compliant with the provisions of the Order. As a result, the Federal Reserve, the FDIC and/or the DFI may take further enforcement or other actions and ultimately could place the Bank into FDIC receivership.  If a receivership were to occur, the Bank’s assets would likely be liquidated, including a sale to another institution, and it would be unlikely that any assets would be distributed to the Company’s common stock and trust preferred holders.

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

The following is a reconciliation of the calculation of Basic EPS and Diluted EPS:

	Net Income (Loss)	Weighted- Average Shares Outstanding	Per Share Amount
	(in thousands, except per share data)
For the Three Months Ended March 31,
2009
Basic EPS	$(17,734)	5,429	$(3.27)
Effect of dilutive stock options	—	—	—
Diluted EPS	$(17,734)	5,429	$(3.27)

2008
Basic EPS	$697	5,426	$0.13
Effect of dilutive stock options	—	22	—
Diluted EPS	$697	5,448	$0.13

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

Regulatory Action

In connection with the Cease and Desist Order (the Order) issued on February 17, 2009, management was required to provide its regulators within 60 days of the date of the Order a detailed capital plan to address how the Bank will remain “adequately capitalized” and is required to increase the Bank’s Tier 1 leverage above nine percent and total risk-based capital ratios above thirteen percent within 180 days from the date of the Order.  The Bank must also submit to the regulators within prescribed time periods a revised policy for determining the allowance for loan losses, plans for reducing commercial real estate loan concentrations and brokered deposits, a liquidity plan, strategic business plan and profitability plan.  The Order will remain in effect until modified or terminated by the FDIC and the DFI.  To date, management has responded to the requirements of the Order within the timeframes set forth within the Order.

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

Capital Resources

The Bank had Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios at March 31, 2009 of 5.15%, 6.56% and 7.81%, respectively, which represents $52.9 million, $92.4 million and ($6.8) million, respectively, of capital in excess (deficit) of the amount required to be “adequately capitalized” for regulatory purposes.  Capital in excess (deficit) of the amount required to be “well capitalized” for regulatory purposes was $6.8 million, $20.1 million and ($79.1) million, respectively.  These ratios were 6.04%, 8.04% and 9.30% as of December 31, 2008, respectively.

The Company, the Bank’s holding company, had Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios at March 31, 2009 of 4.63%, 5.90% and 7.90%, respectively.  These ratios were 5.63%, 7.50% and 9.41% as of December 31, 2008, respectively.

Based on the Bank’s total risk-based capital ratio, the Bank was undercapitalized at March 31, 2009. As a result of not being “well capitalized,” the Bank’s borrowing costs and terms from the Federal Reserve Bank, the FHLB of San Francisco and other financial institutions, as well as the Bank’s premiums to the Deposit Insurance Fund, may increase.

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

IMPERIAL CAPITAL BANCORP, INC.

Date: July 7, 2009	/s/ Norval L. Bruce
Norval L. Bruce
Member of the Executive Committee of
the Board of Directors

Date: July 7, 2009	/s/ Hirotaka Oribe
Hirotaka Oribe
Member of the Executive Committee of
the Board of Directors

Date: July 7, 2009	/s/ Robert R. Reed
Robert R. Reed
Member of the Executive Committee of
the Board of Directors

Date: July 7, 2009	/s/ Timothy M. Doyle
Timothy M. Doyle
Executive Managing Director and
Chief Financial Officer

EXHIBIT INDEX
Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3.1	Certificate of Incorporation	************
3.2	Bylaws, as amended	***
4	Instruments Defining the Rights of Security Holders, Including Indentures	**********
10.1	2005 Re-Designated, Amended and Restated Stock Option Plan For Nonemployee Directors (“NEDP”)	*****
10.2	2005 Re-Designated, Amended and Restated Employee Stock Incentive Plan (“ESIP”)	********
10.3a	409A Consolidated Nonqualified (Employer Securities Only) 2005 Deferred Compensation Plan	***
10.3b	409A Consolidated Nonqualified (Non-Employer Securities) 2005 Deferred Compensation Plan	***
10.3c	Consolidated Nonqualified (Employer Securities Only) Deferred Compensation Plan	***
10.3d	Consolidated Nonqualified (Non-Employer Securities) Deferred Compensation Plan	***
10.4	Supplemental Salary Savings Plan	*
10.5a	Amended and Restated Employment Agreement with George W. Haligowski	********
10.5b	Non-Competition and Non-Solicitation Agreement with George W. Haligowski	********
10.5c	Amendment to Amended and Restated Employment Agreement with George W. Haligowski	**************
10.6	Change in Control Severance Agreement with Norval L. Bruce	********
10.6a	Amendment to Change in Control Severance Agreement with Norval L. Bruce	**************
10.7	Change in Control Severance Agreement with Timothy M. Doyle	********
10.7a	Amendment to Change in Control Severance Agreement with Timothy M. Doyle	**************
10.8	Change in Control Severance Agreement with Lyle C. Lodwick	********
10.8a	Amendment to Change in Control Severance Agreement with Lyle C. Lodwick	**************
10.9	Change in Control Severance Agreement with Phillip E. Lombardi	***********
10.9a	Amendment to Change in Control Severance Agreement with Phillip E. Lombardi	**************
10.10	Recognition and Retention Plan	**
10.11	Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors	****
10.12	Amended and Restated Supplemental Executive Retirement Plan	********
10.13	Amended and Restated ITLA Capital Corporation Rabbi Trust Agreement	*********
10.14	Amended and Restated Salary Continuation Plan	********
10.15	Form of Incentive Stock Option Agreement under ESIP	******
10.16 10.17	Form of Non-Qualified Stock Option Agreement under the ESIP Form of Non-Qualified Stock Option Agreement under the NEDP	****** *******
10.18	Description of Named Executive Officer Salary, Bonus and Perquisite Arrangements for 2009	**************
10.19	Description of Director Fee Arrangements	**************
10.20	Split Dollar Agreement	************
10.21	Stipulation and Consent to the Issuance of an Order to Cease and Desist	*************
10.22	Order to Cease and Desist dated February 17, 2009 issued by the Federal Deposit Insurance Corporation and the California Department of Financial Institutions	*************
11	Statement Regarding Computation of Per Share Earnings	Not Required
13	Annual Report to Security Holders	None
18	Letter Regarding Change in Accounting Principles	None
21	Subsidiaries of the Registrant	Not Required
22	Published Report Regarding Matters Submitted to Vote of Security Holders	None
24	Power of Attorney	None
31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Executive Officer	31.2
31.3	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Executive Officer	31.3
31.4	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	31.4
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	32
99	Press release dated May 15, 2009	***************

*	Filed as an exhibit to Imperial’s Registration Statement on Form S-1 (File No. 33-96518) filed with the Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.
* *	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on May 10, 1996, pursuant to Section 5 of the Securities Act of 1933.
* * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 7, 2007.
* * * *	Filed as an exhibit to Amendment No. Two to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on June 19, 1996.
* * * * *	Filed as an appendix to the Company’s definitive proxy materials filed on June 27, 2005.
* * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 9, 2005.
* * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 4, 2005.
* * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 24, 2006.
* * * * * * * * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2006.
* * * * * * * * * *	The Company hereby agrees to furnish the SEC, upon request, copies of the instruments defining the rights of the holders of each issue of the Company's long-term debt.
* * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2006.
* * * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2007.
* * * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2007.
* * * * * * * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 20, 2009.
* * * * * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2008.
* * * * * * * * * * * * * * *	Filed as an exhibit to the original filing of the Company’s Form 10-Q for the quarter ended March 31, 2009.