Form 10-Q
period 2009-06-30
IMPERIAL CAPITAL BANCORP, INC.
filed 2009-08-14
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock of the registrant: 5,428,760 outstanding as of August 10, 2009.

IMPERIAL CAPITAL BANCORP, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

Forward Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, changes in economic conditions, either nationally or in our market areas; fluctuations in loan demand, the number of unsold homes, other properties and real estate values; the quality or composition of our loan or investment portfolios; our ability to manage loan delinquency rates, which may be impacted by  deterioration in the housing and commercial real estate markets that may lead to increased losses and non-performing assets in our loan portfolios, and may result in our allowance for loan losses not being adequate to cover actual losses and may require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, net interest margin, and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties, and fluctuations in real estate values in our market areas; adverse changes in the securities markets, including the possibility that the Company will recognize additional credit losses from our mortgage backed securities as a result of other than temporary impairment (“OTTI”) charges; results of examinations by the California Department of Financial Institutions (the “DFI”), the Federal Deposit Insurance Corporation (the “FDIC”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, recognize additional OTTI charges on our investment securities, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; the possibility that we will be unable to comply with the conditions imposed upon us by the Order to Cease and Desist issued by the DFI and the FDIC or our Agreement with the Federal Reserve Bank of San Francisco and the DFI, which could result in the imposition of additional restrictions on our operations; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing, and savings habits; legislative or regulatory changes that adversely affect our business, including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies,  principles or guidance, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, or their application to our business or audit adjustments; the economic impact of any terrorist actions; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products, and services. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2009 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s operating and stock price performance.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Imperial Capital Bancorp, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

PART I – FINANCIAL INFORMATION

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	December 31,
	(unaudited)	2008
	(in thousands, except share data)
Assets
Cash and cash equivalents	$273,735	$403,119
Investment securities available-for-sale, at fair value	304,956	146,799
Investment securities held-to-maturity, at amortized cost	850,783	942,686
Stock in Federal Home Loan Bank	63,498	63,498
Loans, net (net of allowance for loan losses of $74,834 and $50,574 as of June 30, 2009 and December 31, 2008, respectively)	2,585,632	2,748,956
Interest receivable	19,165	21,305
Other real estate and other assets owned, net	64,345	38,031
Premises and equipment, net	5,925	7,701
Deferred income taxes, net	—	22,338
Goodwill	3,118	3,118
Other assets	36,640	42,287
Total assets	$4,207,797	$4,439,838

Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$2,906,269	$2,931,040
Federal Home Loan Bank advances and other borrowings	1,085,264	1,205,633
Accounts payable and other liabilities	31,958	26,996
Junior subordinated debentures	86,600	86,600
Total liabilities	4,110,091	4,250,269

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 9,146,256 and 9,146,256 issued as of June 30, 2009 and December 31, 2008, respectively	85,203	85,407
Retained earnings	142,213	222,483
Accumulated other comprehensive loss, net	(14,558)	(2,682)
	212,858	305,208
Less treasury stock, at cost 4,071,550 and 4,126,116 shares as of June 30, 2009 and December 31, 2008, respectively	(115,152)	(115,639)

Total shareholders' equity	97,706	189,569

Total liabilities and shareholders' equity	$4,207,797	$4,439,838

See accompanying notes to the unaudited consolidated financial statements.

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2009	2008	2009	2008
	(in thousands, except per share data)
Interest income:
Loans, including fees	$37,387	$49,921	$78,850	$104,756
Cash and investment securities	19,457	13,446	39,786	17,695

Total interest income	56,844	63,367	118,636	122,451

Interest expense:
Deposit accounts	24,687	24,302	53,126	49,385
Federal Home Loan Bank advances and other borrowings	12,250	12,494	25,037	24,412
Junior subordinated debentures	1,571	1,798	3,208	3,803

Total interest expense	38,508	38,594	81,371	77,600

Net interest income before provision for loan losses	18,336	24,773	37,265	44,851

Provision for loan losses	39,627	6,250	58,802	10,500

Net interest (expense) income after provision for loan losses	(21,291)	18,523	(21,537)	34,351

Non-interest income (loss):
Total other-than-temporary impairment of securities	(12,320)	—	(12,320)	—
Portion of losses recognized in other comprehensive loss	8,714	—	8,714	—

Net impairment loss recognized in earnings	(3,606)	—	(3,606)	—

Late and collection fees	208	196	418	415
Loss on sale of loans	—	(531)	—	(479)
Other	2,739	(814)	3,142	(817)

Total other non-interest income (loss)	2,947	(1,149)	3,560	(881)

Total non-interest (loss) income	(659)	(1,149)	(46)	(881)

Non-interest expense:
Compensation and benefits	3,961	5,695	10,010	12,559
Occupancy and equipment	1,701	1,914	3,444	3,856
Other	12,711	5,081	19,273	9,765

Total general and administrative	18,373	12,690	32,727	26,180

Real estate and other assets owned expense, net	1,464	259	2,461	687
Provision for losses on real estate and other assets owned	2,729	478	5,236	1,105
(Gain) loss on sale of real estate and other assets owned, net	(48)	63	195	463

Total real estate and other assets owned expense, net	4,145	800	7,892	2,255

Total non-interest expense	22,518	13,490	40,619	28,435

(Loss) income before provision for income taxes	(44,468)	3,884	(62,202)	5,035
Provision for income taxes	19,168	1,534	19,168	1,988

NET (LOSS) INCOME	$(63,636)	$2,350	$(81,370)	$3,047

Basic (losses) earnings per share	$(11.72)	$0.43	$(14.99)	$0.56

Diluted (losses) earnings per share	$(11.72)	$0.43	$(14.99)	$0.56

Dividends declared per share of common stock	$—	$—	$—	$0.16

See accompanying notes to the unaudited consolidated financial statements.

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
	(in thousands)
Cash Flows From Operating Activities:
Net (Loss) Income	$(81,370)	$3,047
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,248	1,458
Amortization of premium on purchased loans	701	2,051
Accretion of deferred loan origination fees, net of costs	(967)	(820)
Accretion of discounts on investment securities, net	(8,126)	(3,036)
Other-than-temporary impairment on investment securities	3,606	—
Provision for loan losses	58,802	10,500
Provision for losses on other real estate and other assets owned	5,236	1,105
Deferred income tax expense (benefit)	23,621	(21)
Other, net	(2,879)	(460)
Decrease (increase) in interest receivable	2,140	(1,203)
Decrease (increase) in other assets	5,647	(6,891)
Increase in accounts payable and other liabilities	4,962	474

Net cash provided by operating activities	12,621	6,204

Cash Flows From Investing Activities:
Purchases of investment securities available-for-sale	(381,919)	(10,143)
Proceeds from sales, maturities and calls of investment securities available-for-sale	223,858	18,558
Purchases of investment securities held-to-maturity	—	(784,619)
Proceeds from the maturity and redemption of investment securities held-to-maturity	88,496	31,615
Increase in stock in Federal Home Loan Bank	—	(6,930)
Proceeds from sale of loans	—	53,797
Decrease in loans, net	65,511	135,642
Proceeds from sale of other real estate owned	7,408	5,986
Cash paid for capital expenditures	(297)	(1,702)
Proceeds from sale of equipment	78	71

Net cash provided by (used in) investing activities	3,135	(557,725)

Cash Flows From Financing Activities:
Proceeds and excess tax benefits from exercise of employee stock options	—	71
Cash paid to acquire treasury stock	—	(1,884)
Cash dividends paid	—	(828)
(Decrease) increase in deposit accounts	(24,771)	310,668
Net proceeds from short-term borrowings	—	(2,600)
Proceeds from long-term borrowings	—	414,000
Repayments of long-term borrowings	(120,369)	(171,928)

Net cash (used in) provided by financing activities	(145,140)	547,499

Net decrease in cash and cash equivalents	(129,384)	(4,022)
Cash and cash equivalents, beginning of period	403,119	8,944

Cash and cash equivalents, end of period	$273,735	$4,922

Supplemental Cash Flow Information:
Cash paid during the period for interest	$79,893	$73,906
Cash paid during the period for income taxes	$147	$194
Non-Cash Investing and Financing Transactions:
Loans transferred to other real estate owned	$39,277	$9,070
Cash dividends declared but not yet paid	$—	$—

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

All intercompany transactions and balances have been eliminated.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain amounts in prior periods have been reclassified to conform to the presentation in the current periods.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations for the remainder of the year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.

The Bank is currently operating under a Cease and Desist Order (the “Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“DFI”).  Among other things, the Order requires the Bank to take certain measures in the areas of management, capital, loan loss allowance determination, risk management, liquidity management, board oversight and monitoring of compliance, and restricts payment of dividends and the opening of branch or other Bank offices.  The Order further requires the Company to increase and hold the Bank’s Tier 1 leverage ratio above nine percent and the Bank’s Total Risk-Based Capital ratio above thirteen percent by August 11, 2009 and for the life of the Order.  As of June 30, 2009, the Bank had a Tier 1 leverage ratio of 4.2% and the Bank’s Total Risk-Based Capital ratio was 6.8%.  The Bank also submitted to the regulators within the prescribed time periods a revised policy for determining the allowance for loan losses, plans for reducing commercial real estate loan concentrations and brokered deposits, a liquidity plan, strategic business plan and profitability plan. The Order will remain in effect until modified or terminated by the FDIC and the DFI.  With the exception of the capital requirements discussed above, the Company is in compliance with the remaining requirements set forth within the Order.

The Bank’s regulatory capital position has fallen below the level necessary to be considered “adequately capitalized” and was categorized as “under capitalized” as of June 30, 2009 under the applicable regulatory framework.  Under capitalized banks may not accept, renew or rollover brokered deposits or solicit deposits yielding more than 75 basis points over prevailing rates in either the Bank’s market area or the area where deposits are solicited.  As of June 30, 2009, the Company had brokered deposits of $677.6 million, of which $174.8 million mature within the next twelve months.

In addition, as a result of being undercapitalized the Bank is subject to certain regulatory restrictions.  These restrictions are generally consistent with the restrictions identified within the Order and include, among others, that the Bank generally may not make any capital distributions, must submit an acceptable capital restoration plan to the FDIC, may not increase its average total assets during a calendar quarter in excess of its average total assets during the preceding calendar quarter unless any increase in total assets is consistent with the capital restoration plan approved by the FDIC and the Bank’s ratio of tangible equity to total assets increases during the calendar quarter at a rate sufficient to enable the Bank to become adequately capitalized within a reasonable time, and may not acquire a business, establish or acquire a branch office or engage in a new line of business without regulatory approval. In addition, as part of the required capital restoration plan, the Company must guarantee that the Bank will return to adequately capitalized status and provide appropriate assurances of performance of that guarantee.  If a capital restoration plan is not approved by the FDIC or if the Bank fails to implement the plan in any material respect, the undercapitalized institution is treated as if it were “significantly undercapitalized”.  Broad authority is granted to bank regulatory agencies with respect to "significantly undercapitalized" banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by their holding companies, if any, requiring management changes, and prohibiting the payment of bonuses to senior management.

In addition, the Federal Reserve Bank of San Francisco (“FRB San Francisco”) notified the Company that it may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the FRB.  The Company also may not make indemnification and severance payments without complying with certain statutory restrictions, including prior written approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and concurrence from the FDIC.  Further, the Company is generally prohibited from receiving dividends from the Bank, making any dividend payments (including distributions on its trust preferred securities) and increasing or renewing any debt, without receiving prior approval from the FRB San Francisco.  These restrictions are also contained in a written agreement that the Company entered into with the FRB San Francisco and the DFI on July 28, 2009, as described in Note 11 – “Subsequent Event.”

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

For additional information regarding regulatory actions, refer to Note 11 – “Subsequent Event” contained within this Form 10-Q and Note 15 – “Regulatory Requirements” and Note 20 – “Subsequent Events” in the Notes to Consolidated Financial Statements and the section captioned “Regulatory Action” in Item 1. Business included in the Company’s Form 10-K for the year ended December 31, 2008.

NOTE 2 – ACCOUNTING FOR STOCK-BASED COMPENSATION

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, total stock-based compensation expense included in our consolidated statements of operations for the three and six months ended June 30, 2009 was approximately $74,000 ($64,000, net of tax or $0.01 per diluted share) and $149,000 ($129,000, net of tax or $0.02 per diluted share), respectively.  For the three and six months ended June 30, 2008, these amounts were $83,000 ($73,000, net of tax or $0.01 per diluted share) and $167,000 ($146,000, net of tax or $0.03 per diluted share), respectively.  Unrecognized stock-based compensation expense related to stock options was approximately $268,000 and $627,000, respectively, at June 30, 2009 and 2008.  The weighted-average period over which the unrecognized expense was expected to be recognized was 1.0 years and 1.9 years at June 30, 2009 and 2008, respectively.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model.  No options were granted during the six months ended June 30, 2009 and 2008.

NOTE 3 – INVESTMENT

The amortized cost and fair value of investment securities as of June 30, 2009 and December 31, 2008 are as follows:

	Amortized	Fair	Gross Unrealized
	Cost	Value	Gains	Losses
	(in thousands)
June 30, 2009:
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$119,666	$119,808	$142	$—
Residential collateralized mortgage obligations	184,327	178,508	305	6,124
Corporate bonds	8,898	5,778	—	3,120
Residual interest in securitized loans	560	560	—	—
Equity securities	423	302	71	192
Total investment securities available-for-sale	$313,874	$304,956	$518	$9,436
Investment securities held-to-maturity:
Residential collateralized mortgage obligations	744,349	585,366	9,682	168,665
Residential mortgage-backed securities	106,434	107,779	1,345	—
Total investment securities held-to-maturity	$850,783	$693,145	$11,027	$168,665
December 31, 2008:
Investment securities available-for-sale:
U.S. agency securities	$20,052	$20,192	$140	$—
Residential collateralized mortgage obligations	116,467	115,664	2,999	3,802
Residential mortgage-backed securities	3,740	3,947	207	—
Corporate bonds	9,894	6,106	2	3,790
Residual interest in securitized loans	695	695	—	—
Equity securities	422	195	58	285
Total investment securities available-for-sale	$151,270	$146,799	$3,406	$7,877
Investment securities held-to-maturity:
Residential collateralized mortgage obligations	817,015	591,527	9,129	234,617
Residential mortgage-backed securities	125,671	124,849	401	1,223
Total investment securities held-to-maturity	$942,686	$716,376	$9,530	$235,840

The amortized cost and fair value of securities at June 30, 2009 are presented below by contractual maturity.  Mortgage-backed securities and collateralized mortgage obligations (“CMOs”) are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to prepay obligations.  Equity securities classified as available-for-sale that have no maturity are included in the due in one year or less column.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)

Due in one year or less	$119,665	$119,880	$—	$—
Due after one year through five years	573	560	—	—
Due after five years through ten years	—	—	1,190	982
Due after ten years	193,636	184,516	849,593	692,163
	$313,874	$304,956	$850,783	$693,145

At June 30, 2009, the remaining contractual maturity and weighted average life of the mortgage-backed securities held-to-maturity was approximately 25.2 and 3.2 years, respectively. Additionally, the remaining contractual maturity and weighted average life of the collateralized mortgage obligations held-to-maturity was approximately 27.1 and 5.1 years, respectively, at June 30, 2009. The weighted average life of mortgage-backed securities and collateralized mortgage obligations differs from the contractual maturity due to anticipated principal prepayments.

A total of 82 securities and 101 securities had unrealized losses at June 30, 2009 and December 31, 2008. These securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 months		More than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
June 30, 2009:
Investment securities available-for-sale:
Residential collateralized mortgage obligations	$77,351	$1,255	$8,135	$4,869	$85,486	$6,124
Corporate bonds	—	—	4,972	3,120	4,972	3,120
Equity securities	—	—	230	192	230	192
Total investment securities available-for-sale	$77,351	$1,255	$13,337	$8,181	$90,688	$9,436

Investment securities held-to-maturity:
Residential collateralized mortgage obligations	$274,203	$100,841	$165,186	$67,824	$439,389	$168,665
Total investment securities held-to-maturity	$274,203	$100,841	$165,186	$67,824	$439,389	$168,665

December 31, 2008:
Investment securities available-for-sale:
Residential collateralized mortgage obligations	$8,915	$3,802	$—	$—	$8,915	$3,802
Corporate bonds	3,211	2,654	1,074	1,136	4,285	3,790
Equity securities	136	275	—	10	136	285
Total investment securities available-for-sale	$12,262	$6,731	$1,074	$1,146	$13,336	$7,877

Investment securities held-to-maturity:
Residential collateralized mortgage obligations	$548,709	$234,617	$—	$—	$548,709	$234,617
Residential mortgage-backed securities	76,430	1,223	—	—	76,430	1,223
Total investment securities held-to-maturity	$625,139	$235,840	$—	$—	$625,139	$235,840

The Company adopted FSP SFAS No.115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, during the current period.  FSP SFAS No. 115-2 and SFAS No. 124-2 (i) change existing guidance for debt securities in determining when an impairment is other than temporary and (ii) replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS No. 115-2 and SFAS No. 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.

In connection with the adoption of FSP SFAS No. 115-2 and SFAS No. 124-2, the Company recorded a $1.1 million cumulative effect adjustment to beginning retained earnings related to the non-credit related portion of an other-than-temporary impairment (“OTTI”) charge recorded in earnings during the year ended December 31, 2008 on an available-for-sale corporate sponsored CMO.  The corresponding entry to this adjustment was recorded to accumulated other comprehensive loss.

The Company recognized an $11.3 million OTTI during the three months ended June 30, 2009 on three held-to-maturity corporate sponsored CMOs, of which $2.6 million was identified as credit related and was recorded in earnings.  These OTTI charges were determined based on anticipated adverse changes to the projected cash flows for each of these securities caused by, among other things, an increase in projected collateral losses, a change in historical prepayment speeds, and a deterioration in the current level of subordination.  The Company also recognized a $1.0 million OTTI during the three months ended June 30, 2009 on an available-for-sale corporate bond.  The entire $1.0 million was identified as a credit related OTTI charge and, accordingly, was recognized in earnings.  This OTTI was primarily due to a downgrade in the credit rating of the bond to below investment grade and a substantial deterioration in the underlying collateral, which primarily consists of trust preferred securities issued by banks and insurance companies geographically dispersed across the United States.

As a part of the Company’s OTTI assessment, management considers information available about the performance of the underlying collateral, including credit enhancements, default rates, loss severities, delinquency rates, vintage, as well as rating agency reports and historical prepayment speeds.  As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its impaired securities.  In determining the component of the OTTI related to credit losses, the Company compares the amortized cost basis of each other-than-temporarily impaired security to the present value of its expected cash flows, discounted using its effective interest rate implicit in the security at the date of acquisition.

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance, as indicated by the criteria discussed above, provide the basis for it to conclude that the remainder of its impaired securities are not other-than-temporarily impaired.  In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position.  As a result of its analyses, the Company determined at June 30, 2009 that the unrealized losses on its securities portfolio on which impairments have not been recognized are temporary.

Certain of the OTTI amounts were related to credit losses and recognized into earnings, with the remainder recognized into other comprehensive loss.  The table below presents the rollforward of other-than-temporary impairments where a portion related to other factors was recognized in other comprehensive loss for the three months ended June 30, 2009:

	Gross Other-Than-Temporary Impairments	Other-Than-Temporary Impairments Included in Other Comprehensive Loss	Net Other-Than-Temporary Impairments Included in Earnings
	(dollars in thousands)
Balance - April 1, 2009	$1,200	$1,100	$100
Additions for credit losses on securities for which an OTTI was not previously recognized	11,294	8,714	2,580
Balance - June 30, 2009	$12,494	$9,814	$2,680

The table below presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for the three held-to-maturity CMOs at June 30, 2009:

(dollars in thousands)
CMOs current face amount	$39,848

Credit enhancement (1):
Weighted average (2)	9.6%

Projected CPR (3):
Weighted average (2)	8.7%

Projected collateral loss:
Weighted average (2)	9.2%

60+ days delinquent (4):
Weighted average (2)	12.6%
____________
(1)	Represents current level of protection (subordination) for the securities, expressed as a percentage of total current underlying loan balance.

(2)	Calculated by weighting the relevant input/assumptions for each individual security by current outstanding face of the security.

(3)	CPR – constant prepayment rate based on six-month historical performance.

(4)	Includes underlying loans 60 or more days delinquent, foreclosed loans and other real estate owned

During the three and six months ended June 30, 2009, the Company received gross proceeds of $69.1 million and $102.1 million, respectively, in connection with the sale of securities available-for-sale.  The gross realized gain on these sales was $2.8 million and $4.2 million for the three and six months ended June 30, 2009, respectively.  During the same periods last year, there were no securities sold prior to their maturity or call date and there were no realized gains or losses recognized on the sale of investment securities.

The valuation of the Company’s investment securities and the determination of any OTTI with respect to such securities is highly complex and involves a comprehensive process, including quantitative modeling and significant judgment.  See Part II, Item 1A, “Risk Factors – The valuation of the Company’s investment securities and the determination of any other-than-temporary impairment with respect to these securities is highly subjective and our regulators may not agree with our analyses.”

NOTE 4 – EARNINGS (LOSSES) PER SHARE

Basic Earnings (Losses) Per Share (“Basic EPS”) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period.  Diluted Earnings (Losses) Per Share (“Diluted EPS”) reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which shared in the Company’s earnings.  Stock options outstanding as of June 30, 2009 and 2008 were 469,150 and 550,650, respectively.  For the three and six months ended June 30, 2009, 469,150 of these options outstanding were excluded from the diluted EPS computation as their effect was anti-dilutive, compared to 533,650 and 514,050, respectively, for the same periods last year.

The following is a reconciliation of the calculation of Basic EPS and Diluted EPS:

	Net Income	Weighted- Average Shares Outstanding	Per Share Amount
	(in thousands, except per share data)
For the Three Months Ended June 30,
2009
Basic EPS	$(63,636)	5,429	$(11.72)
Effect of dilutive stock options	—	—	—
Diluted EPS	$(63,636)	5,429	$(11.72)

2008
Basic EPS	$2,350	5,429	$0.43
Effect of dilutive stock options	—	2	—
Diluted EPS	$2,350	5,431	$0.43

For the Six Months Ended June 30,
2009
Basic EPS	$(81,370)	5,429	$(14.99)
Effect of dilutive stock options	—	—	—
Diluted EPS	$(81,370)	5,429	$(14.99)

2008
Basic EPS	$3,047	5,427	$0.56
Effect of dilutive stock options	—	12	—
Diluted EPS	$3,047	5,439	$0.56

NOTE 5 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), which encompasses net income and the net change in unrealized gains (losses) on investment securities available-for-sale and the non-credit component of losses on other-than-temporarily impaired held-to-maturity securities, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)

Net (Loss) Income	$(63,636)	$2,350	$(81,370)	$3,047
Other comprehensive (loss) income:
Change in net unrealized (losses) gains on investment securities available-for-sale, net of tax benefit (expense) of $— and $1,515 for the three months ended June 30, 2009 and 2008, respectively, and $— and $1,482 for the six months ended June 30, 2009 and 2008, respectively.	(5)	(2,272)	40	(2,223)
Reclassification for net sales included in losses, net of tax provisions of $— and $— for the three and six months ended June 30, 2009.	(2,834)	—	(4,228)	—
Reclassification adjustment for net losses included in earnings for other-than-temporary impairments on available-for-sale securities.	1,026	—	1,026	—
Other-than-temporary impairment on investment securities held-to-maturity for which a credit-related portion was recognized in earnings.	(11,294)	—	(11,294)	—
Reclassification adjustment for net losses included in earnings for other-than-temporary impairments on held-to-maturity securities.	2,580	—	2,580	—
Comprehensive (Loss) Income	$(74,163)	$78	$(93,246)	$824

NOTE 6 – IMPAIRED LOANS RECEIVABLE

As of June 30, 2009 and December 31, 2008, the recorded investment in impaired loans was $273.0 million and $162.6 million, respectively.  The average recorded investment in impaired loans was $256.6 million and $221.5 million, respectively, for the three and six months ended June 30, 2009, and $111.7 million and $88.0 million, respectively, for the same periods last year. Interest income recognized on impaired loans totaled $5,000 and $139,000 respectively, for the three and six months ended June 30, 2009, as compared to $169,000 and $361,000, respectively, for the same periods last year.

NOTE 7 – FAIR VALUE

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 were as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Ending Balance
	(dollars in thousands)
Assets
June 30, 2009
Investment securities – available-for-sale	$72	$304,324	$560	$304,956

December 31, 2008
Investment securities – available-for-sale	$59	$146,045	$695	$146,799

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Beginning Balance	Total Realized and Unrealized Gains Included in Income	Total Realized and Unrealized Gains	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Ending Balance
		Net Revaluation of Retained Interests
	(dollars in thousands)
Assets
June 30, 2009
Investment securities – available-for-sale	$695	$—	$—	$(135)	$—	$560

December 31, 2008
Investment securities – available-for-sale	$1,318	$—	$—	$(623)	$—	$695

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis.  These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Financial assets and liabilities measured at fair value on a non-recurring basis during the quarter ended June 30, 2009 include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on limited observable market data and customized discounting criteria.  During the current period, certain impaired loans were remeasured and written down to their fair values through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral.  Impaired loans with a carrying value of $108.2 million were written down by $24.1 million during the quarter ended June 30, 2009 to a total reported fair value of $84.1 million.  Impaired loans with a carrying value of $132.9 million were written down by $30.4 million during the six months ended June 30, 2009 to a total reported fair value of $102.5 million.

Certain non-financial assets measured at fair value on a non-recurring basis include REO, non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.  During the three and six months ended June 30, 2009, certain other real estate owned, upon initial recognition, were remeasured and reported at fair value through a charge-off of $3.7 million and $4.4 million, respectively, to the allowance for loan losses based upon the fair value of the foreclosed asset less estimated selling costs.  During the three and six months ended June 30, 2009, REO valued subsequent to its initial recognition, were remeasured and reported at fair value through a charge-off of $2.7 million and $5.2 million, respectively, to the provision for losses on REO.  The fair value of REO is estimated using Level 3 inputs based on limited observable market data and customized discounting criteria.  REO measured at fair value totaled $64.3 million at June 30, 2009.

The Company’s assets measured at fair value on a non-recurring basis were as follows:

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Ending Balance
	(dollars in thousands)
Assets
June 30, 2009
Impaired loans	$—	$—	$265,497	$265,497
Other real estate owned	$—	$—	$64,345	$64,345

December 31, 2008
Impaired loans	$—	$—	$161,793	$161,793
Other real estate and other assets owned	$—	$—	$38,031	$38,031

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

During the current period, the Company adopted FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements.  Although the adoption of FSP SFAS No. 107-1 and APB 28-1 did not materially impact its financial condition or results of operations, the Company is now required to provide additional disclosures as part of its financial statements.

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

The carrying amounts and estimated fair values of our financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Cost or Carrying Amount	Estimated Fair Value	Cost or Carrying Amount	Estimated Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$273,735	$273,735	$403,119	$403,119
Investment securities available-for-sale	304,956	304,956	146,799	146,799
Investment securities held-to-maturity	850,783	693,145	942,686	716,376
Stock in Federal Home Loan Bank	63,498	63,498	63,498	63,498
Loans, net	2,585,632	2,165,922	2,748,956	2,660,800
Accrued interest receivable	19,165	19,165	21,305	21,305
Financial liabilities:
Deposit accounts	$2,906,269	$2,938,030	$2,931,040	$2,966,946
Federal Home Loan Bank advances and other borrowings	1,085,264	1,138,937	1,205,633	1,278,496
Junior subordinated debentures	86,600	12,990	86,600	58,216

NOTE 8 – INCOME TAXES

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

As of June 30, 2009, the Company established a valuation allowance on the entire balance of its net deferred tax asset due to uncertainty related to our ability to realize the Company’s remaining deferred tax assets.  Management will continue to evaluate the potential realizability of these deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized.

NOTE 9 – NEW ACCOUNTING PRONOUNCEMENTS

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

In April 2009, the FASB issued FASB Staff Position No. SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP SFAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS No. 157-4 became effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of FSP SFAS No. 157-4 did not have a material impact on the Company’s financial condition or results of operation.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS No. 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  The FSP became effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The adoption of FSP SFAS No. 107-1 and APB 28-1 did not have a material impact on the Company’s financial condition or results of operation because it is a disclosure standard.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  FSP SFAS No. 115-2 and SFAS No. 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  FSP SFAS No. 115-2 and SFAS No. 124-2 became effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. Refer to Note 3 – “Investments” for further discussion regarding the impact of the adoption of FSP SFAS No. 115-2 and SFAS No. 124-2.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  SFAS No. 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 became effective for the Company’s financial statements for periods ending after June 15, 2009. SFAS No. 165 did not have a significant impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”, which pertains to securitizations.  SFAS No. 166, which amends SFAS No. 140, will require more information about transfers of financial assets, including securitization transactions, and where entities have continued exposure to the risks related to transferred assets.  SFAS No. 166 is effective for the first fiscal year beginning after November 15, 2009.  The Company does not expect the adoption of SFAS No. 166 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which pertains to special purpose entities.  SFAS No. 167 amends FIN 46(R) and replaces the quantitative- based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity.  SFAS No. 167 is effective for the first fiscal year beginning after November 15, 2009.  The Company does not expect the adoption of SFAS No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”, which pertains to the authority of United States generally accepted accounting standards.  With the issuance of SFAS No. 168, the FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption of SFAS No. 168 to have a material impact on its financial position or results of operations.

NOTE 10 – BUSINESS SEGMENT INFORMATION

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

	Lending Operations	All Other	Consolidated
	(in thousands)
For the three months ended June 30,
2009
Revenues from external customers	$55,693	$492	$56,185
Total interest income	56,799	45	56,844
Total interest expense	36,937	1,571	38,508
Net loss	(55,268)	(8,368)	(63,636)

2008
Revenues from external customers	$62,192	$26	$62,218
Total interest income	63,314	53	63,367
Total interest expense	36,796	1,798	38,594
Net income (loss)	4,022	(1,672)	2,350

For the six months ended June 30,
2009
Revenues from external customers	$118,225	$365	$118,590
Total interest income	118,544	92	118,636
Total interest expense	78,163	3,208	81,371
Net loss	(70,784)	(10,586)	(81,370)

2008
Revenues from external customers	$122,003	$(433)	$121,570
Total interest income	122,340	111	122,451
Total interest expense	73,797	3,803	77,600
Net income (loss)	6,753	(3,706)	3,047

NOTE 11 – SUBSEQUENT EVENT

On July 28, 2009, the Company entered into a written agreement (the “Agreement”) with the FRB San Francisco and the DFI.  The Agreement is designed to enhance the Company’s ability to act as a source of strength to the Bank and requires the Company to obtain regulatory approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debentures or trust preferred securities, incurring debt or purchasing/redeeming Company stock. The Agreement requires the Company to submit to the FRB and the DFI a plan to maintain adequate capital on a consolidated basis and at the Bank.  The Agreement also provides that the Company may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the FRB and the DFI.  The Agreement further provides that the Company may not make certain indemnification and severance payments without complying with specified statutory restrictions, including prior written approval of the FRB and concurrence from the Federal Deposit Insurance Corporation.  The Company must furnish periodic progress reports to the FRB and the DFI regarding its compliance with the Agreement.  The Agreement will remain in effect until modified or terminated by the FRB and the DFI.  See Note 1 – “Basis of Presentation and Organization.”

Other than the requirement that the Company submit a capital plan and the making of the DFI as a party to the Agreement, the Company was previously subject to most of the restrictions set forth in the Agreement pursuant to a prior notification from the FRB.

The Company evaluated subsequent events through August 14, 2009, which is the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to identify the major factors that affected our financial condition and results of operations as of and for the three and six months ended June 30, 2009.

Operating Strategy

Our financial performance continues to be negatively impacted by national economic conditions and the deterioration of real estate and credit related markets.  During the quarter ended June 30, 2009, we recorded a net loss of $63.6 million, primarily related to a $39.6 million provision for loan losses that was recorded as a result of the elevated levels in our non-performing loans and other loans of concern, a $19.2 million provision for income taxes that was recorded to provide for a valuation allowance against our remaining net deferred tax assets at June 30, 2009, as it is more likely than not that these assets will not be realized, and an increase in non-interest expense caused by additional costs associated with FDIC insurance and other real estate owned.

In response to these financial challenges and the increased regulatory supervision to which we are subject (see Note 1 – “Basis of Presentation and Organization” and Note 11 – “Subsequent Event” in the Notes to the Unaudited Consolidated Financial Statements in this Form 10-Q), we have taken and are continuing to take a number of tactical actions aimed at preserving existing capital, reducing our lending exposures and associated capital requirements and increasing liquidity. The tactical actions taken include, but are not limited to the following: ceasing loan originations in order to focus on managing our problem assets, growing retail deposits, reducing brokered deposits, seeking commercial loan participation and sales arrangements with other lenders or private equity sources, and reducing personnel and other operating costs. Our goal is to return to profitability by reducing our size, stabilizing our losses, managing our problematic assets and reducing overall expenses.

We are currently focused on the following four primary objectives as a basis for long-term success of our franchise including improving our asset quality, reducing our asset base and improving our regulatory capital ratios, continuing our expense control, and reducing our reliance on wholesale funding sources.  With respect to these initiatives, since December 31, 2008, we have reduced our loan portfolio by $139.1 million, or 5.0%, as well as our Federal Home Loan Bank (“FHLB”) advances and other borrowings by $120.4 million, or 10.0%, and a decrease in deposits of $24.8 million, or 0.8%, which included a $62.3 million, or 8.4% decline in brokered deposits.  As of June 30, 2009, the Company had brokered deposits of $677.6 million, of which $174.8 million mature within the next twelve months.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Executive Summary

Consolidated net loss was $63.6 million, or $11.72 per diluted share, for the three months ended June 30, 2009, compared to net income of $2.4 million, or $0.43 per diluted share for the same period last year.  The decline in net income during the current period was primarily caused by a $33.4 million increase in provision for loan losses recorded in connection with the increase in our non-performing loans and other loans of concern and a $19.2 million provision for income taxes that was recorded to provide for a valuation allowance against our remaining net deferred tax assets at June 30, 2009 due to uncertainty regarding the realizability of these assets.  Our quarterly results were also negatively impacted by an increase of $9.0 million in non-interest expense caused by an increase in our accrual for FDIC quarterly insurance premiums and a special FDIC insurance assessment that will be paid during the third quarter of this year.

Net interest income before provision for loan losses decreased 26.0% to $18.3 million for the quarter ended June 30, 2009, compared to $24.8 million for the same period last year.  The decrease was primarily due to a decline in interest earned on our loan portfolio.  This decline was partially offset by an increase in interest earned on our cash and investment portfolio.

The provision for loan losses was $39.6 million and $6.3 million, respectively, for the quarters ended June 30, 2009 and 2008.  The provision for loan losses recorded during the quarter was primarily due to the increase in our non-performing loans and other loans of concern.  Non-performing loans as of June 30, 2009 were $265.5 million, compared to $154.9 million at December 31, 2008.  The increase in non-performing loans was caused by net increases of $62.9 million in multi-family loans, $28.1 million in commercial real estate loans, $24.3 million in commercial and multi-family construction loans, $8.2 million in land development related loans and $7.1 million in other loans, partially offset by a decrease of $20.0 million in residential and condominium conversion construction loans primarily due to charge-offs and migration to other real estate owned status.  Other loans of concern consist of performing loans which have known information that has caused management to be concerned about the borrower’s ability to comply with present loan repayment terms.  Other loans of concern as of June 30, 2009 were $260.5 million, compared to $114.6 million at December 31, 2008.  The increase was primarily caused by the net addition of $48.6 million of multi-family real estate loans, $69.5 million of commercial real estate loans and $27.3 million of construction and land development related loans.

The (loss) return on average assets was (5.74%) for the three months ended June 30, 2009, compared to 0.25% for the same period last year.  The (loss) return on average shareholders’ equity was (154.92%) for the three months ended June 30, 2009, compared to 4.16% for the same period last year.

Loan originations were $424,000 for the quarter ended June 30, 2009, compared to $87.1 million for the same period last year.  All loans originated during the current quarter were small balance multi-family real estate loans.  Loan originations for the same period last year consisted of $31.7 million of commercial real estate loans, $46.1 million of small balance multi-family real estate loans, and $9.2 million of entertainment finance loans.  The decrease in loan production during the current period related to the Bank’s strategic objective to reduce our asset base and focus on managing our problem assets.  In addition, the Bank is currently restricted in its ability to grow as a result of its “undercapitalized” status.  See Note 1 – “Basis of Presentation and Organization” in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.

Net Interest Income and Margin

The following table presents for the three months ended June 30, 2009 and 2008, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.  Average balances are computed using daily average balances.  Nonaccrual loans are included in loans receivable.

	For the Three Months Ended June 30,
	2009			2008
	Average Balance	Income/Expense	Yield/Rate	Average Balance	Income/Expense	Yield/Rate
	(dollars in thousands)
Assets
Cash and investment securities	$1,650,588	$19,457	4.73%	$740,508	$13,446	7.30%
Loans receivable	2,710,554	37,387	5.53%	3,076,065	49,921	6.53%
Total interest earning assets	4,361,142	$56,844	5.23%	3,816,573	$63,367	6.68%
Non-interest earning assets	141,333			78,925
Allowance for loan losses	(59,543)			(48,830)
Total assets	$4,442,932			$3,846,668

Liabilities and Shareholders’ Equity
Interest bearing deposit accounts:
Interest bearing demand	$53,443	$157	1.18%	$33,347	$255	3.08%
Money market and passbook	501,926	2,286	1.83%	273,732	2,431	3.57%
Time certificates	2,477,292	22,244	3.60%	1,982,484	21,616	4.39%
Total interest bearing deposit accounts	3,032,661	24,687	3.27%	2,289,563	24,302	4.27%
FHLB advances and other borrowings	1,109,744	12,250	4.43%	1,198,617	12,494	4.19%
Junior subordinated debentures	86,600	1,571	7.28%	86,600	1,798	8.35%
Total interest bearing liabilities	4,229,005	$38,508	3.65%	3,574,780	$38,594	4.34%
Non-interest bearing demand accounts	9,298			9,254
Other non-interest bearing liabilities	39,869			35,380
Shareholders’ equity	164,760			227,254
Total liabilities and shareholders’ equity	$4,442,932			$3,846,668
Net interest spread (1)			1.58%			2.34%

Net interest income before provision for loan losses		$18,336			$24,773
Net interest margin (2)			1.69%			2.61%

____________
(1)	Average yield on interest earning assets minus average rate paid on interest bearing liabilities.
(2)	Net interest income divided by total average interest earning assets.

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

	For the Three Months Ended June 30, 2009 and 2008
	Increase (Decrease) Due to:
	Rate	Volume	Total
	(in thousands)
Interest and fees earned from:
Cash and investment securities	$(6,038)	$12,049	$6,011
Loans	(7,058)	(5,476)	(12,534)

Total (decrease) increase in interest income	(13,096)	6,573	(6,523)

Interest paid on:
Deposit accounts	(6,470)	6,855	385
FHLB advances and other borrowings	703	(947)	(244)
Junior subordinated debentures	(227)	—	(227)

Total (decrease) increase in interest expense	(5,994)	5,908	(86)

(Decrease) increase in net interest income	$(7,102)	$665	$(6,437)

Total interest income decreased $6.5 million to $56.8 million for the current quarter as compared to $63.4 million for the same period last year. The decrease in interest income was primarily attributable to a 100 basis point and 257 basis point decline in the average yield earned on total loans receivable and cash and investment securities, respectively, an increase in the average balance of non-performing loans and a $365.5 million decrease in the average balance of our total loans receivable, partially offset by a $910.1 million increase in the average balance of our cash and investment securities.

The average balance of cash and investment securities was $1.7 billion during the quarter compared to $740.5 million during the same period last year.  The average balance of investment securities held-to-maturity was $889.0 million and $567.4 million for the three months ended June 30, 2009 and 2008, respectively.  Investments held-to-maturity were primarily impacted by the purchase of approximately $861.8 million of corporate sponsored collateralized mortgage obligations (CMOs) during the second and third quarters of 2008.  At the time of acquisition, these securities were AAA-rated.  As of June 30, 2009, approximately 93.0% of the securities had been downgraded by the investment rating agencies to a level below investment grade.  Despite these downgrades, we have currently experienced no disruption in our expected cash flows on these securities; however, based on our current OTTI assessments, we are projecting a disruption of future cash flows on only three of these securities, which have an aggregate face amount of $39.8 million as of June 30, 2009.  The average balance of investment securities available-for-sale was $437.0 million and $168.0 million for the three months ended June 30, 2009 and 2008, respectively.  As discussed below in the “Financial Condition” section, this increase primarily consisted of the acquisition of U.S. Treasury and GNMA securities during the current period.  The average balance of cash and cash equivalents was primarily impacted by the increased liquidity maintained on our balance sheet compared to the same period last year, which increased to $324.0 million at June 30, 2009 compared to $3.7 million for the same period last year.  The average yield earned on cash and investment securities decreased to 4.73% during the current quarter as compared to 7.30% for the same period last year.  This decrease was primarily due to an increase in the average balance of lower yielding cash and cash equivalents and U.S. Treasury and GNMA available-for-sale securities acquired during the current year.

The average aggregate balance of our loan portfolio was $2.7 billion and $3.1 billion for the three months ended June 30, 2009 and 2008, respectively.  Commercial real estate loans had an average aggregate balance of $557.6 million during the quarter ended June 30, 2009 compared to $600.5 million during the same period last year.  Construction and land loans had an average aggregate balance of $377.3 million during the quarter ended June 30, 2009 compared to $436.9 million during the same period last year.  Multi-family real estate loans had an average aggregate balance of $1.7 billion during the quarter ended June 30, 2009 compared to $1.9 billion during the same period last year.  Single-family residential loans had an average aggregate balance of $10.5 million during the quarter ended June 30, 2009 compared to $11.9 million during the same period last year.  The average aggregate balance of entertainment finance loans was $46.2 million and $66.1 million during the quarters ended June 30, 2009 and 2008, respectively.  The declines in the average loan balances were due to loan paydowns, charge-offs incurred on non-performing loans, the transfer of loans to other real estate owned and substantially reduced origination levels.

The average yield earned on total loans decreased to 5.53% during the quarter ended June 30, 2009 as compared to 6.53% during the same period last year.  The decrease in yield was primarily due to adjustable rate loans repricing to lower current market interest rates and an increase in the average balance of non-performing loans.  The accrual of interest has been suspended on all of our non-performing loans.  A significant portion of our loan portfolio is comprised of adjustable rate loans indexed to either six month LIBOR or the Prime Rate, most with interest rate floors and caps below and above which the loan’s contractual interest rate may not adjust.  Approximately 51.5% of our loan portfolio was adjustable at June 30, 2009, and approximately 36.0% of the loan portfolio was comprised of hybrid loans, which after an initial fixed rate period of three or five years, will convert to an adjustable interest rate for the remaining term of the loan.  As of June 30, 2009, our hybrid loans had a weighted average of 2.3 years remaining until conversion to an adjustable rate loan.  Our adjustable rate loans generally reprice on a quarterly or semi-annual basis with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan.  At June 30, 2009, approximately $2.3 billion, or 87.7%, of our adjustable and hybrid loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates.  At June 30, 2009, the weighted average floor interest rate of these loans was 6.57%.  At that date, approximately $831.5 million, or 31.2%, of these loans were at the floor interest rate.  At June 30, 2009, 53.5% of the adjustable rate loans outstanding had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on our adjustable rate loan portfolio was 11.75% at that date.  At June 30, 2009, none of these loans were at their cap rate.

Total interest expense decreased by $86,000 to $38.5 million during the current quarter, compared to $38.6 million for the same period last year.  The slight decrease in interest expense was primarily attributable to a 69 basis point decline in our average cost of funds, which was primarily caused by deposits repricing to lower current market interest rates, partially offset by a $654.2 million increase in the average balance of interest bearing liabilities.

Our average cost of funds decreased to 3.65% during the three months ended June 30, 2009, compared to 4.34% for the same period last year.  As discussed above, the decrease in the average funding costs was primarily due to deposits repricing to lower current market interest rates.  The average rate paid on deposit accounts was 3.27% during the three months ended June 30, 2009 as compared to 4.27% for the same period last year.  The average balance of deposit accounts increased to $3.0 billion for the three months ended June 30, 2009 as compared to $2.3 billion for the same period last year.  The average rate paid on FHLB advances and other borrowings was 4.43% during the three months ended June 30, 2009 compared to 4.19% for the same period last year.  FHLB advances and other borrowings averaged $1.1 billion during the current quarter, compared to $1.2 billion for the same period last year.

Net interest margin decreased to 1.69% for the three months ended June 30, 2009 as compared to 2.61% for the same period last year.  This decrease was primarily caused by a 145 basis point decline in the yield earned on interest earning assets and a $544.6 million increase in the average balance of interest earning assets.

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

Management believes that our allowance for loan losses as of June 30, 2009 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The provision for loan losses was $39.6 million and $6.3 million, respectively, for the quarters ended June 30, 2009 and 2008.  The provision for loan losses recorded during the quarter was primarily due to the increase in our non-performing loans and other loans of concern.  The provision for loan losses was recorded based on an analysis of the factors referred to above.  Non-performing loans as of June 30, 2009 were $265.5 million, compared to $154.9 million at December 31, 2008.  The increase in non-performing loans was caused by net increases of $62.9 million in multi-family loans, $28.1 million in commercial real estate loans, $24.3 million in commercial and multi-family construction loans, $8.2 million in land development related loans and $7.1 million in other loans, partially offset by decreases of $20.0 million in residential and condominium conversion construction loans primarily due to charge-offs and migration to other real estate owned status.  Other loans of concern as of June 30, 2009 were $260.5 million, compared to $114.6 million at December 31, 2008.  The increase during the current period was primarily caused by the net addition of $48.6 million of multi-family real estate loans, $69.5 million of commercial real estate loans and $27.3 million of construction and land related loans.  As a percentage of our total loan portfolio, the amount of non-performing loans was 9.98% and 5.53% at June 30, 2009 and December 31, 2008, respectively.

With the housing and secondary mortgage markets continuing to deteriorate and showing limited signs of stabilizing, we continue to aggressively monitor our real estate loan portfolio, including our construction and land loan portfolio.  Our construction and land loan portfolio at June 30, 2009 totaled $357.9 million, of which $156.1 million were residential and condominium conversion construction loans and $34.1 million were land development loans, representing 5.9% and 1.3%, respectively, of our total loan portfolio.  Within these portfolios, approximately 50.3%, 30.4%, 5.7% and 5.4% of the underlying collateral was located in California, New York, Pennsylvania and Arizona, respectively.  At June 30, 2009, we had $50.9 million and $22.5 million of non-performing lending relationships within our residential and condominium conversion construction loans and land development loans, respectively.  Of these non-performing construction and land development loans, 10 relationships, with an aggregate balance of $54.6 million, were located in California (primarily in Los Angeles, Orange County and the Inland Empire).

The allowance for loan losses as a percentage of our total loans was 2.81% at June 30, 2009 compared to 1.81% at December 31, 2008.  We believe that these reserves levels were adequate to support known and inherent losses in our loan portfolio and for specific reserves as of June 30, 2009 and December 31, 2008, respectively.  The allowance for loan losses is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans and other loans of concern, as well as specific reserves and charge-off activity.

During the quarter ended June 30, 2009, we had net loan charge-offs of $27.7 million as compared to $3.4 million during the same period last year.  The current period charge-offs consisted of $15.5 million charge-offs related to construction and land development loans and $10.6 million of multi-family real estate loans.  The charge-offs taken have reduced the balances on the loans to the estimated value of the underlying real estate collateral based upon recent appraisals.  See also – “Credit Risk”.

Non-Interest Income (Loss)

Non-interest loss was ($659,000) during the quarter ended June 30, 2009 as compared to ($1.1 million) for the same period last year.  During the quarter, we recognized a $2.6 million impairment charge on our corporate sponsored CMOs held-to-maturity, as well as a $1.0 million impairment booked on a corporate bond available-for-sale. This loss was partially offset by a $2.8 million gain on the sale of government sponsored CMOs available-for-sale.  Non-interest income typically consists of late fees and other miscellaneous fees earned on customer accounts.

Non-Interest Expense

Non-interest expense totaled $22.5 million for the quarter ended June 30, 2009, compared to $13.5 million for the same period last year.  The increase in non-interest expense primarily related to a $7.6 million increase in other general and administrative costs primarily related to an increase in our accrual for FDIC quarterly insurance premiums due to an increase in general assessment rates for all institutions and a special FDIC insurance assessment imposed on all institutions that will be paid during the third quarter of this year, and a $3.3 million increase in expenses associated with real estate owned and other foreclosed assets.  The FDIC special assessment is five basis points based on the institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed ten basis points times the institution’s deposit assessment base. Additional special assessments of up to the same amount may be imposed based on assets as of September 30, 2009 and December 31, 2009 and, if assessed, would be paid during the subsequent quarter.  Due to a combination of generally increased assessment rates, the Bank’s “undercapitalized” status and the possibility of additional special assessments, we expect that our expense for FDIC insurance premiums and assessments will continue to rise in future periods.  The increase in expenses associated with real estate owned and other foreclosed assets primarily related to a $2.7 million provision recorded during the quarter in connection with a decline in the estimated fair value of these properties, as well as an increase of $1.2 million in costs incurred related to other real estate owned.  This increase was partially offset by a $1.7 million decline in compensation and benefits, which was primarily related to a workforce reduction.  Our efficiency ratio (defined as general and administrative expenses as a percentage of net revenue) was 103.9% for the quarter ended June 30, 2009, as compared to 53.7% for the same period last year.  The increase in our efficiency ratio was primarily caused by the $5.7 million increase in general and administrative expenses and the $6.4 million decrease in net interest income.

Provision for Income Taxes

Provision for income taxes was $19.2 million and $1.5 million, respectively, for the quarters ended June 30, 2009 and 2008.  During the current period, the Company established a valuation allowance on the remaining net deferred tax asset due to uncertainty related to our ability to realize these assets.  In connection with management’s assessment of its deferred tax asset, it was determined that it was more likely than not that these assets will not be realized.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Executive Summary

Consolidated net loss was $81.4 million, or $14.99 per diluted share, for the six months ended June 30, 2009, compared to net income of $3.0 million, or $0.56 per diluted share, for the same period last year.  The decline in net income during the current period was primarily caused by a $48.3 million increase in provision for loan losses recorded in connection with the increase in our non-performing loans and other loans of concern and a $17.2 million increase in provision for income taxes that was recorded to provide for a valuation allowance against our remaining net deferred tax assets at June 30, 2009 due to uncertainty regarding the realizability of these assets.  Our quarterly results were also negatively impacted by an increase of $12.2 million in non-interest expense caused by an increase in our accrual for FDIC quarterly insurance premiums and a special FDIC insurance assessment that will be paid during the third quarter of this year.

Net interest income before provision for loan losses decreased 16.9% to $37.3 million for the six months ended June 30, 2009, compared to $44.9 million for the same period last year.  This decrease was primarily due to a decline in interest earned on our loan portfolio and an increase in interest expense incurred on our deposits and FHLB and other borrowings, partially offset by an increase in interest income earned on our cash and investment securities.

The provision for loan losses was $58.8 million and $10.5 million, respectively, for the six months ended June 30, 2009 and 2008.  As discussed in detail above, the increase in provision for loan losses during the current six month period was primarily due to the increase in our non-performing loans and other loans of concern.

The (loss) return on average assets was (3.62%) for the six months ended June 30, 2009, compared to 0.17% for the same period last year.  The (loss) return on average shareholders’ equity was (92.76%) for the six months ended June 30, 2009, compared to 2.69% for the same period last year.

Loan originations were $6.9 million for the six months ended June 30, 2009, compared to $175.5 million for the same period last year.  All of the loans originated during the current six month period were small balance multi-family real estate loans.  Loan originations for the same period last year consisted of $74.4 million of commercial real estate loans, $65.1 million of small balance multi-family real estate loans, and $34.9 million of entertainment finance loans.

Net Interest Income and Margin

The following table presents for the six months ended June 30, 2009 and 2008, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.  Average balances are computed using daily average balances.  Nonaccrual loans are included in loans receivable.

	For the Six Months Ended June 30,
	2009			2008
	Average Balance	Income/Expense	Yield/Rate	Average Balance	Income/Expense	Yield/Rate
	(dollars in thousands)
Assets
Cash and investment securities	$1,707,884	$39,786	4.70%	$539,974	$17,695	6.59%
Loans receivable	2,744,694	78,850	5.79%	3,113,515	104,756	6.77%
Total interest earning assets	4,452,578	$118,636	5.37%	3,653,489	$122,451	6.74%
Non-interest earning assets	135,758			81,173
Allowance for loan losses	(54,995)			(48,133)
Total assets	$4,533,341			$3,686,529

Liabilities and Shareholders’ Equity
Interest bearing deposit accounts:
Interest bearing demand	$54,391	$462	1.71%	$30,649	$490	3.22%
Money market and passbook	496,669	5,635	2.29%	261,029	4,890	3.77%
Time certificates	2,528,518	47,029	3.75%	1,892,616	44,005	4.68%
Total interest bearing deposit accounts	3,079,578	53,126	3.48%	2,184,294	49,385	4.55%
FHLB advances and other borrowings	1,140,442	25,037	4.43%	1,141,113	24,412	4.30%
Junior subordinated debentures	86,600	3,208	7.47%	86,600	3,803	8.83%
Total interest bearing liabilities	4,306,620	$81,371	3.81%	3,412,007	$77,600	4.57%
Non-interest bearing demand accounts	9,872			9,497
Other non-interest bearing liabilities	39,962			36,818
Shareholders’ equity	176,887			228,207
Total liabilities and shareholders’ equity	$4,533,341			$3,686,529
Net interest spread (1)			1.56%			2.17%

Net interest income before provision for loan losses		$37,265			$44,851
Net interest margin (2)			1.69%			2.47%

____________
(1)	Average yield on interest earning assets minus average rate paid on interest bearing liabilities.
(2)	Net interest income divided by total average interest earning assets.

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

	For the Six Months Ended June 30, 2009 and 2008
	Increase (Decrease) Due to:
	Rate	Volume	Total
	(in thousands)
Interest and fees earned from:
Cash and investment securities	$(6,351)	$28,442	$22,091
Loans	(14,247)	(11,659)	(25,906)

Total (decrease) increase in interest income	(20,598)	16,783	(3,815)

Interest paid on:
Deposit accounts	(13,365)	17,106	3,741
FHLB advances and other borrowings	641	(16)	625
Junior subordinated debentures	(595)	—	(595)

Total (decrease) increase in interest expense	(13,319)	17,090	3,771

Decrease in net interest income	$(7,279)	$(307)	$(7,586)

Total interest income decreased $3.8 million to $118.6 million for the six months ended June 30, 2009 as compared to $122.5 million for the same period last year. The decrease in interest income was primarily attributable to a $368.8 million and 98 basis point decline in the average balance and yield earned on total loans receivable, a 189 basis point decline on cash and investment securities and an increase in the average balance of non-performing loans, partially offset by a $1.2 billion increase in the average balance on cash and investment securities.

The average balance of cash and investment securities increased to $1.7 billion for the six months ended June 30, 2009, as compared to $540.0 million during the same period last year.  The average balance of our investment securities held-to-maturity was $908.9 million during the six months ended June 30, 2009, as compared to $363.3 million for the same period last year.  As discussed within the comparison of the three months ended June 30, 2009 and 2008, this increase was primarily related to the purchase of approximately $861.6 million of corporate sponsored CMOs during the second and third quarters of 2008.  The average balance of cash and cash equivalents was $451.6 million and $5.0 million during the six months ended June 30, 2009 and 2008, respectively.  This increase was primarily related to the additional liquidity maintained on our balance sheet compared to the same period last year.  The average balance of investment securities available-for-sale was $346.7 million and $170.2 million for the six months ended June 30, 2009 and 2008, respectively.  As discussed below in the “Financial Condition” section, this increase primarily consisted of the acquisition of U.S. Treasury and GNMA securities during the current period.  The average yield earned on our cash and investment securities decreased to 4.70% during the six months ended June 30, 2009, as compared to 6.59% for the same period last year.  The average yield earned during the six months ended June 30, 2009 on our investment securities held-to-maturity was 7.63%, as compared to 6.94% for the same period last year, however this increase was offset by an increase in the average balance of lower yielding cash and cash equivalents and U.S. Treasury and GNMA available-for-sale securities acquired during the current year as compared to the same period last year.

The average aggregate balance of our loan portfolio was $2.7 billion and $3.1 billion, respectively, for the six month periods ended June 30, 2009 and 2008.  Commercial real estate loans had an average aggregate balance of $560.9 million during the six months ended June 30, 2009 compared to $609.5 million during the same period last year.  Construction and land loans had an average aggregate balance of $386.4 million during the six months ended June 30, 2009 compared to $428.5 million during the same period last year.  Multi-family real estate loans had an average aggregate balance of $1.7 billion during the six months ended June 30, 2009 compared to $2.0 billion during the same period last year.  Single-family residential loans had an average aggregate balance of $10.8 million during the six months ended June 30, 2009 compared to $13.1 million during the same period last year.  The average aggregate balance of entertainment finance loans was $49.1 million and $68.3 million during the six months ended June 30, 2009 and 2008, respectively.  The declines in the average loan balances were due to loan paydowns, charge-offs incurred on non-performing loans, the transfer of loans to other real estate owned and substantially reduced origination levels.

The average yield earned on total loans decreased to 5.79% during the six months ended June 30, 2009 as compared to 6.77% during the same period last year.  The decrease in yield was primarily due to adjustable rate loans repricing to lower current market interest rates and an increase in the average balance of non-performing loans.  The accrual of interest has been suspended on all of our non-performing loans.

Total interest expense increased by $3.8 million to $81.4 million for the six months ended June 30, 2009, compared to $77.6 million for the same period last year.  The increase in interest expense was primarily attributable to an $895.3 million increase in the average balances of deposits.  This increase was partially offset by a 76 basis points decline in the average rate paid on interest bearing liabilities, primarily caused by deposits repricing to lower current market interest rates.

Our average cost of funds decreased to 3.81% during the six months ended June 30, 2009, compared to 4.57% for the same period last year.  As discussed above, the decrease in the average funding costs was primarily due to deposits repricing to lower current market interest rates.  The average rate paid on deposit accounts was 3.48% during the six months ended June 30, 2009, as compared to 4.55% for the same period last year.  The average balance of deposit accounts increased by $895.3 million to $3.1 billion for the six months ended June 30, 2009 as compared to $2.2 billion for the same period last year.  The average rate paid on FHLB advances and other borrowings was 4.43% during the six months ended June 30, 2009 compared to 4.30% for the same period last year.  FHLB advances and other borrowings averaged $1.1 billion during both six month periods ended June 30, 2009 and 2008, respectively.

Net interest margin decreased to 1.69% for the six months ended June 30, 2009 as compared to 2.47% for the same period last year.

Provision for Loan Losses

The consolidated provision for loan losses was $58.8 million and $10.5 million for the six months ended June 30, 2009 and 2008, respectively.  The provision for loan losses was recorded based on an analysis of the factors referred to above in the discussion regarding the three months ended June 30, 2009 and 2008.  During the six months ended June 30, 2009 and 2008, we had net loan charge-offs of $34.5 million and $7.1 million, respectively. The current period charge-off primarily consists of $21.7 million of construction and land related loans and $11.4 million of multi-family residential loans.  See management’s discussion of the provision for loan losses for the three months ended June 30, 2009 and 2008 for additional discussion regarding the provision for loan losses incurred during the current period and the corresponding methodology.

Non-Interest Income (Loss)

Non-interest loss was ($46,000) for the six months ended June 30, 2009 as compared to ($881,000) for the same period last year.  As discussed above, non-interest income primarily consisted of a $3.6 million other-than-temporary impairment charge recognized during the current quarter and a $1.1 million fee incurred in connection with the early settlement of our $30.0 million other borrowing during the first quarter of this year.  These losses were partially offset by $4.2 million of gains recognized during the first and second quarters in connection with the sale of investment securities available-for-sale.

Non-Interest Expense

Non-interest expense totaled $40.6 million for the six months ended June 30, 2009, compared to $28.4 million for the same period last year.  The increase in non-interest expense primarily related to a $9.5 million increase in other general and administrative costs primarily related to an increase in our accrual for FDIC quarterly insurance premiums and a special FDIC insurance assessment that will be paid during the third quarter of this year, and a $5.6 million increase in expenses associated with real estate owned and other foreclosed assets.  This increase primarily related to a $5.2 million provision recorded during the year in connection with a decline in the estimated fair value of these properties, as well as an increase of $1.8 million in costs incurred related to other real estate owned.  This increase was partially offset by a $2.5 million decline in compensation and benefits, which was primarily related to a workforce reduction.  Our efficiency ratio was 87.9% for the six months ended June 30, 2009, as compared to 59.5% for the same period last year.  The increase in our efficiency ratio was primarily caused by the $6.5 million increase in general and administrative expenses and the $7.6 million decrease in net interest income.

Provision for Income Taxes

Provision for income taxes was $19.2 million and $2.0 million, respectively, for the six months ended June 30, 2009 and 2008.  During the current period, the Company established a valuation allowance on the remaining net deferred tax asset due to uncertainty related to our ability to realize these assets.  In connection with management’s assessment of its deferred tax asset, it was determined that it was more likely than not that these assets will not be realized.

FINANCIAL CONDITION

Total assets decreased $232.0 million to $4.2 billion at June 30, 2009, compared to $4.4 billion at December 31, 2008.  The decrease in total assets was primarily due to a decline in our cash and cash equivalents caused by the reduction in our FHLB advances and other borrowings.  FHLB advances and other borrowings declined by $120.4 million during the current period.  The decline in assets was further impacted by a $139.0 million decrease in loans caused primarily by loan paydowns received, charge-offs incurred on non-performing loans and the transfer of loans to other real estate owned during the current year-to-date period.  Investment securities held-to-maturity also declined by $91.9 million caused by the normal amortization of these securities and the impact of an OTTI charge incurred during the quarter.  The decrease in total assets was partially offset by a $158.2 million increase in investment securities available-for-sale and a $26.3 million increase in our other real estate owned.  Additionally, brokered deposits decreased to $677.6 million at June 30, 2009, compared to $739.9 million at December 31, 2008.  We expect these deposits to decline further as they continue to mature in the future.  Approximately $174.8 million of our brokered deposits mature within the next twelve months.  Management believes that a significant portion of non-brokered time deposits will remain with us upon maturity based on our historical experience regarding retention of deposits.  At June 30, 2009, gross loans totaled $2.7 billion, including approximately $2.6 billion of real estate loans, $40.5 million of entertainment finance loans, and $9.4 million of other loans.

The Company recognized an $11.3 million OTTI during the three months ended June 30, 2009 on three held-to-maturity corporate sponsored CMOs, of which $2.6 million was identified as credit related and was recorded in earnings.  These OTTI charges were determined based on anticipated adverse changes to the projected cash flows for each of these securities caused by, among other things, an increase in projected collateral losses, a change in historical prepayment speeds, and a deterioration in the current level of subordination.  The Company also recognized a $1.0 million OTTI during the three months ended June 30, 2009 on an available-for-sale corporate bond.  The entire $1.0 million was identified as a credit related OTTI charge and, accordingly, was recognized in earnings.  This OTTI was primarily due to a downgrade in the credit rating of the bond to below investment grade and a substantial deterioration in the underlying collateral, which primarily consists of trust preferred securities issued by banks and insurance companies geographically dispersed across the United States.  As of June 30, 2009 and December 31, 2008, investment securities held-to-maturity had gross unrealized losses of $168.7 million and $235.8 million, respectively.  Management does not have the intent to sell the securities classified as held-to-maturity nor is it more likely than not that the Company will have to sell these securities before the recovery of their cost basis or, in the case of securities accounted for under SOP 03-3, the contractually required payments less the nonaccretable difference.  Furthermore, management also does not have the intent to sell the securities classified as available-for-sale nor is it more likely than not that the Company will have to sell these securities before the recovery of their cost basis. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as these securities approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of our securities, with the exception of the nonaccretable difference identified at acquisition with respect to the investments accounted for under SOP 03-3, are impaired due to reasons of credit quality. Accordingly, management believes the investment impairments are temporary.

CREDIT RISK

Non-performing Assets, Other Loans of Concern and Allowance for Loan Losses

The following table sets forth our non-performing assets by category and troubled debt restructurings as of the dates indicated.

	June 30, 2009	December 31, 2008
	(dollars in thousands)
Nonaccrual loans:
Real estate	$144,038	$53,034
Construction and land	113,855	101,357
Entertainment finance	7,604	6
Other	—	463
Total nonaccrual loans	265,497	154,860
Other real estate and other assets owned, net	64,345	38,031
Total non-performing assets	329,842	192,891
Performing troubled debt restructurings	7,873	7,965
Total non-performing assets and performing troubled debt restructurings	$337,715	$200,856

Nonaccrual loans to total loans	9.98%	5.53%
Allowance for loan losses to nonaccrual loans	28.19%	32.66%
Non-performing assets to total assets	7.84%	4.34%

Non-performing assets were $329.8 million and $192.9 million, representing 7.84% and 4.34% of total assets as of June 30, 2009 and December 31, 2008, respectively.  As of June 30, 2009, non-performing loans consisted of $50.9 million residential and condominium conversion construction real estate loans, $22.5 million of land development loans, $40.5 million of other construction projects, $104.2 million of multi-family loans and $39.4 million in commercial real estate loans.  The allowance for loan loss coverage ratio (defined as the allowance for loan losses divided by non-accrual loans) was 28.2% at June 30, 2009 as compared to 32.7% at December 31, 2008.  In addition, our other real estate and other assets owned increased to $64.3 million at June 30, 2009, as compared to $38.0 million at December 31, 2008.  As of June 30, 2009, other real estate and other assets owned consisted of $29.5 million of multi-family real estate, $7.1 million of commercial and multi-family construction projects, $7.6 million of residential land development, $17.8 million of residential and condominium conversion construction projects and $2.3 million of commercial real estate loans.

The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

	For the Six Months Ended June 30, 2009	For the Year Ended December 31, 2008	For the Six Months Ended June 30, 2008
	(dollars in thousands)

Balance at beginning of period	$50,574	$47,783	$47,783
Provision for loan losses	58,802	77,965	10,500
Charge-offs	(34,799)	(75,923)	(7,737)
Recoveries	257	749	613
Net charge-offs	(34,542)	(75,174)	(7,124)

Balance at end of period	$74,834	$50,574	$51,159

Allowance for loan losses as a percentage of loans, net	2.81%	1.81%	1.73%

Liquidity

Liquidity refers to our ability to maintain cash flows adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans.  We maintain a cash and investment securities portfolio designed to satisfy operating liquidity requirements while preserving capital and maximizing yield.  As of June 30, 2009, we held $273.7 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $305.0 million of investment securities classified as available-for-sale.

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

In March 2009, our credit facility with the FHLB of San Francisco was suspended until further notice.  As a result, the Bank is prohibited from receiving any additional FHLB advances until this suspension is lifted.  Additionally, in March 2009, the Bank’s $30.0 million repurchase agreement borrowing was called by the lender prior to its maturity.  The Bank incurred a $1.1 million fee in 2009 in connection with the early settlement of this borrowing.  As of June 30, 2009, we had a borrowing capacity under the Federal Reserve Bank of San Francisco credit facility of $19.3 million.  During the quarter ended March 31, 2009, our $68.0 million of uncommitted, unsecured lines of credit with three unaffiliated financial institutions were cancelled. As a result of the Bank’s “undercapitalized” status, the Bank may not accept, renew or roll over brokered deposits and the Bank may not solicit deposits yielding more than 75 basis points over prevailing rates in either the Bank’s market area or the area where deposits are solicited.  We do, however, believe although these credit facilities are not presently available to us and we cannot add or renew brokered deposits and we are restricted in the rates we can offer on deposits, that our current liquidity position, on-going cashflow from operations, and retail deposits will meet our anticipated funding needs.

Capital Resources

The Bank had Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios at June 30, 2009 of 4.24%, 5.52% and 6.78%, respectively, which represents $10.5 million, $51.8 million and ($41.5) million, respectively, of capital in excess (deficit) of the amount required to be “adequately capitalized” for regulatory purposes.  These ratios were 6.04%, 8.04% and 9.30% as of December 31, 2008, respectively.

The Company, the Bank’s holding company, had Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios at June 30, 2009 of 3.26%, 4.26% and 6.91%, respectively.  These ratios were 5.63%, 7.50% and 9.41% as of December 31, 2008, respectively.

Based on the Bank’s total risk-based capital ratio, the Bank was undercapitalized at June 30, 2009. As a result of not being “adequately capitalized,” the Bank’s borrowing costs and terms from the Federal Reserve Bank, the FHLB of San Francisco (which has suspended the Bank’s credit facility) and other financial institutions, as well as the Bank’s premiums to the Deposit Insurance Fund, may increase further.

At June 30, 2009, shareholders' equity totaled $97.7 million, or 2.3% of total assets.  Our book value per share of common stock was $19.25 as of June 30, 2009, as compared to $37.76 as of December 31, 2008, and $44.88 as of June 30, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of June 30, 2009 under the supervision and with the participation of the Company’s Executive Committee of the Board of Directors, Chief Financial Officer and several other members of the Company’s senior management.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Company’s Executive Committee of the Board of Directors  and Chief Financial Officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Executive Committee of the Board of Directors and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:  During the quarter ended June 30, 2009, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The valuation of the Company’s investment securities and the determination of any other-than-temporary impairment with respect to these securities is highly subjective and our regulators may not agree with our analyses.

At June 30, 2009, we maintained a $744.3 million investment portfolio of corporate sponsored collateralized mortgage obligations (“CMOs”) that are classified as held-to-maturity.  These CMOs are secured by Alt A first lien residential mortgage loans geographically dispersed across the United States.  At June 30, 2009 the fair value of these securities was $585.4 million.  Under U.S. generally accepted accounting principles, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  During the three months ended June 30, 2009, the Company recognized an $11.3 million other-than-temporary impairment (“OTTI”) on three held-to-maturity corporate sponsored CMOs, of which $2.6 million was identified as credit related and was recorded in earnings.  These OTTI charges were determined based on anticipated adverse changes to the projected cash flows for each of these securities caused by, among other things, an increase in projected collateral losses, a change in historical prepayment speeds, and a deterioration in the current level of subordination.

We closely monitor these and our other investment securities for changes in credit risk. The valuation of our investment securities and the determination of any OTTI with respect to such securities is highly complex and involves a comprehensive process, including quantitative modeling and significant judgment.   The valuation of our investment securities will also continue to be influenced by external market and other factors, including implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting, and default rates of specific CMOs, rating agency actions, and the prices at which observable market transactions occur.  The current market environment significantly limits our ability to mitigate our exposure to valuation changes in our CMO securities by selling them.  Accordingly, if market conditions deteriorate further and we determine our holdings of these or other investment securities have additional OTTI, our future earnings, shareholders' equity, regulatory capital and continuing operations could be materially adversely affected.

In addition, as with other areas involving the highly subjective determination of amounts by management, there remains the possibility that the Company’s and the Bank’s regulators will disagree with management’s valuation and OTTI analyses with respect to our investment securities and require further write-downs in the values of these securities and the recognition of additional OTTI charges.  This could have a material adverse effect on our results of operations and capital.

Certain regulatory actions were recently taken against us, and additional restrictions apply to us as a result of the Bank’s “undercapitalized” status.

On February 17, 2009, the Bank entered into a stipulation and consent to the issuance of a February 17, 2009 order to cease and desist (the “Order”) by the FDIC and the DFI.  Under the terms of the Order, a formal corrective action, the Bank has agreed to take certain measures in the areas of management, capital, loan loss allowance determination, risk management, liquidity management, board oversight and monitoring of compliance, and restricts payment of dividends and the opening of branch or other Bank offices. Specifically, the Order required that the Bank submit to the regulators a detailed capital plan to address how the Bank would remain “adequately capitalized” and by August 11, 2009 increase its Tier 1 leverage ratio above 9% and total risk-based capital ratio above 13%; the Bank did not meet those increased capital requirement by that date.  The Bank also was required to submit to the regulators a revised policy for determining the allowance for loan losses, plans for reducing commercial real estate loan concentrations and brokered deposits, a liquidity plan, strategic business plan and profitability plan. The Bank must furnish periodic progress reports to the FDIC and DFI regarding its compliance with the order.

In addition, the FRB San Francisco has notified ICB that it may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the FRB San Francisco.  Further, ICB may not make indemnification and severance payments without complying with certain statutory restrictions, including prior written approval of the Federal Reserve Board and concurrence from the FDIC.  ICB is also generally prohibited from receiving dividends from the Bank, making any dividend payments to shareholders or distributions on its trust preferred securities), and increasing or renewing any debt, without receiving the prior approval from the FRB San Francisco.  These restrictions are also contained in a written agreement that the Company entered into with the FRB San Francisco and the DFI on July 28, 2009, which also requires the Company to submit to the FRB San Francisco and the DFI a plan to maintain adequate capital on a consolidated basis and at the Bank level.

The Bank’s regulatory capital position has fallen below the level necessary to be considered “well capitalized” and was categorized as “undercapitalized” as of June 30, 2009.   “Undercapitalized” banks may not accept, renew or rollover brokered deposits or solicit deposits yielding more than 75 basis points over prevailing rates in either the Bank’s market area or the area where deposits are solicited.  The Bank’s “undercapitalized” status subjects it to additional regulatory restrictions that are generally consistent with the restrictions identified within the Order and include, among others, that the Bank generally may not make any capital distributions, must submit an acceptable capital restoration plan to the FDIC, may not increase its average total assets during a calendar quarter in excess of its average total assets during the preceding calendar quarter unless any increase in total assets is consistent with the capital restoration plan approved by the FDIC and the Bank’s ratio of tangible equity to total assets increases during the calendar quarter at a rate sufficient to enable the Bank to become adequately capitalized within a reasonable time, and may not acquire a business, establish or acquire a branch office or engage in a new line of business without regulatory approval. In addition, as part of the required capital restoration plan, the Company must guarantee that the Bank will return to adequately capitalized status and provide appropriate assurances of performance of that guarantee.

Our failure to comply with the Order, FRB San Francisco notification or the written agreement with the FRB San Francisco and the DFI may result in additional regulatory action, including the assessment of civil money penalties against the Company and Bank and their respective officers and directors or enforcement of the Order or that agreement through court proceedings.

Our deposit insurance premiums and assessments have increased substantially, and are more likely than not to remain at or above this level, which will increase our non-interest expenses and adversely affect our operating results.

Our FDIC deposit insurance assessments increased significantly in 2009 due to higher assessment rates. In addition, in May 2009, the FDIC approved a rule providing for a special assessment on all insured depository institutions of five basis points based on the institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed ten basis points times the institution’s deposit assessment base.  Two additional special assessments, each of the same amount, may be imposed on all institutions for the third and fourth quarters of 2009.

We expect that our FDIC insurance-related expenses will continue to remain high, which will increase significantly our non-interest expenses and adversely affect our operating results.

Concerns of customers over deposit insurance may cause a decrease in deposits.

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits may adversely our liquidity, funding costs, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our common stock for the fiscal quarter ended June 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2009 to April 30, 2009	—	$—	—	110,486
May 1, 2009 to May 31, 2009	—	—	—	110,486
June 1, 2009 to June 30, 2009	—	—	—	110,486
Total	—	$—	—	110,486
____________
(1)
There were no repurchases under the twelfth extension of our stock repurchase program during the three months ended June 30, 2009.  The twelfth extension was announced on March 14, 2006, and authorized the repurchase of an additional 5% of the outstanding shares as of the authorization date.  At June 30, 2009, a total of 110,486 shares remained available for repurchase under this extension.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL CAPITAL BANCORP, INC.

Date: August 14, 2009	/s/ Norval L. Bruce
Norval L. Bruce
Member of the Executive Committee of
the Board of Directors

Date: August 14, 2009	/s/ Hirotaka Oribe
Hirotaka Oribe
Member of the Executive Committee of
the Board of Directors

Date: August 14, 2009	/s/ Robert R. Reed
Robert R. Reed
Member of the Executive Committee of
the Board of Directors

Date: August 14, 2009	/s/ Timothy M. Doyle
Timothy M. Doyle
Executive Managing Director and
Chief Financial Officer

EXHIBIT INDEX
Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3.1	Certificate of Incorporation	************
3.2	Bylaws, as amended	***
4	Instruments Defining the Rights of Security Holders, Including Indentures	**********
10.1	2005 Re-Designated, Amended and Restated Stock Option Plan For Nonemployee Directors (“NEDP”)	*****
10.2	2005 Re-Designated, Amended and Restated Employee Stock Incentive Plan (“ESIP”)	********
10.3a	409A Consolidated Nonqualified (Employer Securities Only) 2005 Deferred Compensation Plan	***
10.3b	409A Consolidated Nonqualified (Non-Employer Securities) 2005 Deferred Compensation Plan	***
10.3c	Consolidated Nonqualified (Employer Securities Only) Deferred Compensation Plan	***
10.3d	Consolidated Nonqualified (Non-Employer Securities) Deferred Compensation Plan	***
10.4	Supplemental Salary Savings Plan	*
10.5a	Amended and Restated Employment Agreement with George W. Haligowski	********
10.5b	Non-Competition and Non-Solicitation Agreement with George W. Haligowski	********
10.5c	Amendment to Amended and Restated Employment Agreement with George W. Haligowski	**************
10.6	Change in Control Severance Agreement with Norval L. Bruce	********
10.6a	Amendment to Change in Control Severance Agreement with Norval L. Bruce	**************
10.7	Change in Control Severance Agreement with Timothy M. Doyle	********
10.7a	Amendment to Change in Control Severance Agreement with Timothy M. Doyle	**************
10.8	Change in Control Severance Agreement with Lyle C. Lodwick	********
10.8a	Amendment to Change in Control Severance Agreement with Lyle C. Lodwick	**************
10.9	Change in Control Severance Agreement with Phillip E. Lombardi	***********
10.9a	Amendment to Change in Control Severance Agreement with Phillip E. Lombardi	**************
10.10	Recognition and Retention Plan	**
10.11	Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors	****
10.12	Amended and Restated Supplemental Executive Retirement Plan	********
10.13	Amended and Restated ITLA Capital Corporation Rabbi Trust Agreement	*********
10.14	Amended and Restated Salary Continuation Plan	********
10.15	Form of Incentive Stock Option Agreement under ESIP	******
10.16 10.17	Form of Non-Qualified Stock Option Agreement under the ESIP Form of Non-Qualified Stock Option Agreement under the NEDP	****** *******
10.18	Description of Named Executive Officer Salary, Bonus and Perquisite Arrangements for 2009	**************
10.19	Description of Director Fee Arrangements	**************
10.20	Split Dollar Agreement	************
10.21	Stipulation and Consent to the Issuance of an Order to Cease and Desist	*************
10.22	Order to Cease and Desist dated February 17, 2009 issued by the Federal Deposit Insurance Corporation and the California Department of Financial Institutions	*************
10.23	Agreement, dated July 28, 2009, by and among Imperial Capital Bancorp, Inc., the Federal Reserve Bank of San Francisco and the State of California Department of Financial Institutions	**************
11	Statement Regarding Computation of Per Share Earnings	Not Required
13	Annual Report to Security Holders	None
18	Letter Regarding Change in Accounting Principles	None
21	Subsidiaries of the Registrant	Not Required
22	Published Report Regarding Matters Submitted to Vote of Security Holders	None
24	Power of Attorney	None
31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Executive Officer	31.2
31.3	Rule 13a-14(a)/15d-14(a) Certification of Co-Principal Executive Officer	31.3
31.4	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	31.4
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	32

*	Filed as an exhibit to Imperial’s Registration Statement on Form S-1 (File No. 33-96518) filed with the Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.
* *	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on May 10, 1996, pursuant to Section 5 of the Securities Act of 1933.
* * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 7, 2007.
* * * *	Filed as an exhibit to Amendment No. Two to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on June 19, 1996.
* * * * *	Filed as an appendix to the Company’s definitive proxy materials filed on June 27, 2005.
* * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 9, 2005.
* * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 4, 2005.
* * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 24, 2006.
* * * * * * * * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2006.
* * * * * * * * * *	The Company hereby agrees to furnish the SEC, upon request, copies of the instruments defining the rights of the holders of each issue of the Company's long-term debt.
* * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2006.
* * * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2007.
* * * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2007.
* * * * * * * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 20, 2009.
* * * * * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2008.
* * * * * * * * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2009.