Form 10-K/A
period 2008-12-31
IMPERIAL CAPITAL BANCORP, INC.
filed 2009-10-19
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. One to the Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”) of Imperial Capital Bancorp, Inc. (the “Company”) is to amend and restate Item 9A of the 2008 Form 10-K to re-designate that item as “Item 9A(T),” to include the report of management on the Company’s internal control over financial reporting, which was omitted from the original filing of the 2008 Form 10-K, and to eliminate the reference to the attestation report of the Company’s independent registered public accounting firm on internal control over financial reporting, which is not required to be included in the 2008 Form 10-K.  None of the other items of the 2008 Form 10-K are changed by this amendment.  This amendment speaks as of the date of the original filing of the 2008 Form 10-K (March 31, 2009), and the 2008 Form 10-K has not been updated to reflect events occurring subsequent to that date.  Accordingly, in conjunction with reading this amendment, you should also read all of the other filings the Company has made with the Securities and Exchange Commission (the “SEC”) since the date of the original filing of the 2008 Form 10-K.

Item 9A(T). Control and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out as of December 31, 2008 under the supervision and with the participation of the Company’s principal executive officer, principal financial officer and several other members of the Company’s senior management.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the principal executive officer and principal financial officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL CAPITAL BANCORP, INC.

Date: October 19, 2009                                                   By:       /s/ Timothy M. Doyle
Timothy M. Doyle
Executive Managing Director and
Chief Financial Officer
(Duly Authorized Representative)

EXHIBIT INDEX
Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3.1	Certificate of Incorporation	************
3.2	Bylaws, as amended	***
4	Instruments Defining the Rights of Security Holders, Including Indentures	**********
10.1	2005 Re-Designated, Amended and Restated Stock Option Plan For Nonemployee Directors (“NEDP”)	*****
10.2	2005 Re-Designated, Amended and Restated Employee Stock Incentive Plan (“ESIP”)	********
10.3a	409A Consolidated Nonqualified (Employer Securities Only) 2005 Deferred Compensation Plan	***
10.3b	409A Consolidated Nonqualified (Non-Employer Securities) 2005 Deferred Compensation Plan	***
10.3c	Consolidated Nonqualified (Employer Securities Only) Deferred Compensation Plan	***
10.3d	Consolidated Nonqualified (Non-Employer Securities) Deferred Compensation Plan	***
10.4	Supplemental Salary Savings Plan	*
10.5a	Amended and Restated Employment Agreement with George W. Haligowski	********
10.5b	Non-Competition and Non-Solicitation Agreement with George W. Haligowski	********
10.5c	Amendment to Amended and Restated Employment Agreement with George W. Haligowski	**************
10.6	Change in Control Severance Agreement with Norval L. Bruce	********
10.6a	Amendment to Change in Control Severance Agreement with Norval L. Bruce	**************
10.7	Change in Control Severance Agreement with Timothy M. Doyle	********
10.7a	Amendment to Change in Control Severance Agreement with Timothy M. Doyle	**************
10.8	Change in Control Severance Agreement with Lyle C. Lodwick	********
10.8a	Amendment to Change in Control Severance Agreement with Lyle C. Lodwick	**************
10.9	Change in Control Severance Agreement with Phillip E. Lombardi	***********
10.9a	Amendment to Change in Control Severance Agreement with Phillip E. Lombardi	**************
10.10	Recognition and Retention Plan	**
10.11	Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors	****
10.12	Amended and Restated Supplemental Executive Retirement Plan	********
10.13	Amended and Restated ITLA Capital Corporation Rabbi Trust Agreement	*********
10.14	Amended and Restated Salary Continuation Plan	********
10.15	Form of Incentive Stock Option Agreement under ESIP	******
10.16 10.17	Form of Non-Qualified Stock Option Agreement under the ESIP Form of Non-Qualified Stock Option Agreement under the NEDP	****** *******
10.18	Description of Named Executive Officer Salary, Bonus and Perquisite Arrangements for 2008	**************
10.19	Description of Director Fee Arrangements	**************
10.20	Split Dollar Agreement	************
10.21	Stipulation and Consent to the Issuance of an Order to Cease and Desist	*************
10.22	Order to Cease and Desist dated February 17, 2009 issued by the Federal Deposit Insurance Corporation and the California Department of Financial Institutions	*************
11	Statement Regarding Computation of Per Share Earnings	Not Required
13	Annual Report to Security Holders	None
18	Letter Regarding Change in Accounting Principles	None
21	Subsidiaries of the Registrant	**************
22	Published Report Regarding Matters Submitted to Vote of Security Holders	None
23.1	Consent of Ernst & Young LLP	**************
24	Power of Attorney	None
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	31.2
32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer	**************

*	Filed as an exhibit to Imperial’s Registration Statement on Form S-1 (File No. 33-96518) filed with the Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.
* *	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on May 10, 1996, pursuant to Section 5 of the Securities Act of 1933.
* * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 7, 2007.
* * * *	Filed as an exhibit to Amendment No. Two to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on June 19, 1996.
* * * * *	Filed as an appendix to the Company’s definitive proxy materials filed on June 27, 2005.
* * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 9, 2005.
* * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 4, 2005.
* * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 24, 2006.
* * * * * * * * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2006.
* * * * * * * * * *	The Company hereby agrees to furnish the SEC, upon request, copies of the instruments defining the rights of the holders of each issue of the Company's long-term debt.
* * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2006.
* * * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2007.
* * * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2007.
* * * * * * * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 20, 2009.
* * * * * * * * * * * * * *	Filed as an exhibit to the initial filing of the Company’s Form 10-K for the year ended December 31, 2008.