Form 10-Q
period 2009-09-30
IMPERIAL CAPITAL BANCORP, INC.
filed 2009-11-16
CIK 1000234

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock of the registrant: 5,428,760 outstanding as of November 10, 2009.

IMPERIAL CAPITAL BANCORP, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

Forward Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to, the possibility that we will be unable to comply with the conditions imposed upon us by the notification from the California Department of Financial Institutions (the “DFI”) that the Bank promptly increase its capital or merge or sell its business to another depository institution, the Supervisory Prompt Corrective Action Directive issued by the Federal Deposit Insurance Corporation (the “FDIC”), the Order to Cease and Desist issued by the DFI and the FDIC and/or our Agreement with the Federal Reserve Bank of San Francisco and the DFI, including, without limitation, our inability to promptly raise sufficient capital or find a suitable buyer or merger partner, which could result in the imposition of additional restrictions on our operations and/or the placement of the Bank into FDIC conservatorship or receivership; changes in economic conditions, either nationally and/or in our market areas; fluctuations in loan demand, the number of unsold homes, other properties and real estate values in our market areas; the quality and/or composition of our loan or investment portfolios; our ability to manage loan delinquency rates, which may be impacted by  deterioration in the housing and commercial real estate markets that may lead to increased losses and non-performing assets in our loan portfolios, and may result in our allowance for loan losses not being adequate to cover actual losses and may require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, net interest margin, and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties, and fluctuations in real estate values in our market areas; adverse changes in the securities markets, including the possibility that the Company will recognize additional credit losses from our mortgage backed securities as a result of other than temporary impairment (“OTTI”) charges; results of examinations by the DFI, the FDIC and/or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, recognize additional OTTI charges on our investment securities, change our regulatory capital position and/or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and results of operations; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team and other key employees; costs and effects of pending and threatened litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing, and savings habits; legislative or regulatory changes that adversely affect our business, including changes in regulatory policies and principles, and the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies,  principles or guidance, as may be adopted by the financial institution regulatory agencies and/or the Financial Accounting Standards Board, or their application to our business or audit adjustments of our consolidated financial statements proposed by our independent auditors; the economic impact of any terrorist actions; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products, and services. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for 2009 and beyond to differ materially from those expressed in any forward-looking statements by or on behalf of us, and could negatively affect the Company’s financial condition, liquidity and operating and stock price performance.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Imperial Capital Bancorp, Inc. and its consolidated subsidiaries unless the context indicates otherwise.

PART I – FINANCIAL INFORMATION

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	December 31,
	(unaudited)	2008
	(in thousands, except share data)
Assets
Cash and cash equivalents	$302,755	$403,119
Investment securities available-for-sale, at fair value	238,344	146,799
Investment securities held-to-maturity, at amortized cost	806,491	942,686
Stock in Federal Home Loan Bank	63,498	63,498
Loans, net (net of allowance for loan losses of $73,183 and $50,574 as of September 30, 2009 and December 31, 2008, respectively)	2,481,150	2,748,956
Interest receivable	18,460	21,305
Other real estate and other assets owned, net	88,793	38,031
Premises and equipment, net	5,343	7,701
Deferred income taxes, net	—	22,338
Goodwill	3,118	3,118
Other assets	35,131	42,287
Total assets	$4,043,083	$4,439,838

Liabilities and Shareholders’ Equity
Liabilities:
Deposit accounts	$2,798,692	$2,931,040
Federal Home Loan Bank advances and other borrowings	1,053,437	1,205,633
Accounts payable and other liabilities	34,739	26,996
Junior subordinated debentures	86,600	86,600
Total liabilities	3,973,468	4,250,269

Commitments and contingencies

Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued	—	—
Contributed capital - common stock, $.01 par value; 20,000,000 shares authorized, 9,146,256 and 9,146,256 issued as of September 30, 2009 and December 31, 2008, respectively	85,241	85,407
Retained earnings	111,556	222,483
Accumulated other comprehensive loss, net	(12,060)	(2,682)
	184,737	305,208
Less treasury stock, at cost 4,068,174 and 4,126,116 shares as of September 30, 2009 and December 31, 2008, respectively	(115,122)	(115,639)

Total shareholders' equity	69,615	189,569

Total liabilities and shareholders' equity	$4,043,083	$4,439,838

See accompanying notes to the unaudited consolidated financial statements.

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Interest income:
Loans, including fees	$35,588	$46,686	$114,438	$151,442
Cash and investment securities	18,313	22,723	58,099	40,418

Total interest income	53,901	69,409	172,537	191,860

Interest expense:
Deposit accounts	21,373	24,984	74,499	74,369
Federal Home Loan Bank advances and other borrowings	12,026	13,775	37,063	38,187
Junior subordinated debentures	1,500	1,753	4,708	5,556

Total interest expense	34,899	40,512	116,270	118,112

Net interest income before provision for loan losses	19,002	28,897	56,267	73,748

Provision for loan losses	24,875	10,125	83,677	20,625

Net interest (expense) income after provision for loan losses	(5,873)	18,772	(27,410)	53,123

Non-interest income (loss):
Total other-than-temporary impairment of securities	(5,260)	(4,590)	(17,580)	(4,590)
Portion of losses recognized in other comprehensive loss	4,389	—	13,103	—

Net impairment loss recognized in earnings	(871)	(4,590)	(4,477)	(4,590)

Late and collection fees	172	225	590	640
Other	(1,385)	(57)	1,757	(1,353)

Total other non-interest income (loss)	(1,213)	168	2,347	(713)

Total non-interest (loss) income	(2,084)	(4,422)	(2,130)	(5,303)

Non-interest expense:
Compensation and benefits	3,540	5,988	13,550	18,547
Occupancy and equipment	1,570	1,885	5,014	5,741
Other	12,846	4,973	32,119	14,738

Total general and administrative	17,956	12,846	50,683	39,026

Real estate and other assets owned expense, net	1,779	436	4,240	1,123
Provision for losses on real estate and other assets owned	2,823	185	8,059	1,290
Loss on sale of real estate and other assets owned, net	142	—	337	463

Total real estate and other assets owned expense, net	4,744	621	12,636	2,876

Total non-interest expense	22,700	13,467	63,319	41,902

(Loss) income before provision for income taxes	(30,657)	883	(92,859)	5,918
Provision for income taxes	—	350	19,168	2,338

NET (LOSS) INCOME	$(30,657)	$533	$(112,027)	$3,580

Basic (losses) earnings per share	$(5.65)	$0.10	$(20.64)	$0.66

Diluted (losses) earnings per share	$(5.65)	$0.10	$(20.64)	$0.66

Dividends declared per share of common stock	$—	$—	$—	$0.16

See accompanying notes to the unaudited consolidated financial statements.

IMPERIAL CAPITAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
	(in thousands)
Cash Flows From Operating Activities:
Net (Loss) Income	$(112,027)	$3,580
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	1,833	2,144
Amortization of premium on purchased loans	1,151	2,701
Accretion of deferred loan origination fees, net of costs	(1,103)	(1,236)
Accretion of discounts on investment securities, net	(11,676)	(8,757)
Other-than-temporary impairment on investment securities	4,477	4,590
Provision for loan losses	83,677	20,625
Provision for losses on other real estate and other assets owned	8,059	1,290
Deferred income tax expense (benefit)	23,621	—
Other, net	(2,685)	(1,565)
Decrease (increase) in interest receivable	2,845	(858)
Decrease in other assets	7,156	2,681
Increase in accounts payable and other liabilities	7,743	3,671

Net cash provided by operating activities	13,071	28,866

Cash Flows From Investing Activities:
Purchases of investment securities available-for-sale	(381,919)	(10,198)
Proceeds from sales, maturities and calls of investment securities available-for-sale	294,874	22,241
Purchases of investment securities held-to-maturity	—	(861,633)
Proceeds from the maturity and redemption of investment securities held-to-maturity	133,561	70,626
Increase in stock in Federal Home Loan Bank	—	(6,764)
Purchase of loans	—	(5,892)
Proceeds from sale of loans	16,742	53,645
Decrease in loans, net	98,179	213,529
Proceeds from sale of other real estate owned	9,935	6,135
Cash paid for capital expenditures	(346)	(1,809)
Proceeds from sale of equipment	83	183

Net cash provided by (used in) investing activities	171,109	(519,937)

Cash Flows From Financing Activities:
Proceeds and excess tax benefits from exercise of employee stock options	—	71
Cash paid to acquire treasury stock	—	(1,982)
Cash dividends paid	—	(828)
(Decrease) increase in deposit accounts	(132,348)	389,955
Net proceeds from short-term borrowings	—	(100,000)
Proceeds from long-term borrowings	—	470,000
Repayments of long-term borrowings	(152,196)	(207,332)

Net cash (used in) provided by financing activities	(284,544)	549,884

Net (decrease) increase in cash and cash equivalents	(100,364)	58,813
Cash and cash equivalents, beginning of period	403,119	8,944

Cash and cash equivalents, end of period	$302,755	$67,757

Supplemental Cash Flow Information:
Cash paid during the period for interest	$112,024	$112,301
Cash paid during the period for income taxes	$149	$1,001
Non-Cash Investing and Financing Transactions:
Loans transferred to other real estate owned	$69,203	$15,699
Cash dividends declared but not yet paid	$—	$—

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

All intercompany transactions and balances have been eliminated.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain amounts in prior periods have been reclassified to conform to the presentation in the current periods.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations for the remainder of the year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.

NOTE 2 – REGULATORY DEVELOPMENTS AND GOING CONCERN CONSIDERATIONS

The Bank is currently operating under a Cease and Desist Order (the “Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions (“DFI”).  Among other things, the Order requires the Bank to take certain measures in the areas of management, capital, loan loss allowance determination, risk management, liquidity management, board oversight and monitoring of compliance, and restricts payment of dividends and the opening of branch or other Bank offices.  The Order further required the Company to increase and hold the Bank’s Tier 1 leverage ratio above nine percent and the Bank’s Total Risk-Based Capital ratio above thirteen percent by August 11, 2009 and for the life of the Order.  As of September 30, 2009, the Bank had a Tier 1 leverage ratio of 3.8% and the Bank’s Total Risk-Based Capital ratio was 6.1%.  As discussed below, the FDIC did not accept the Bank’s capital restoration plan and the Bank recently resubmitted a revised capital restoration plan to the FDIC.  The Bank also submitted to the regulators within the prescribed time periods a revised policy for determining the allowance for loan losses, plans for reducing commercial real estate loan concentrations and brokered deposits, a liquidity plan, strategic business plan and profitability plan. The Order will remain in effect until modified or terminated by the FDIC and the DFI.  With the exception of the capital requirements discussed above, the Company is in compliance with the remaining requirements set forth within the Order.

The Bank is also currently operating under a Supervisory Prompt Corrective Action Directive (the “Directive”) which it received from the FDIC on October 14, 2009.  The Bank was also recently notified that the FDIC did not accept the Bank’s capital restoration plan, which the Bank was required to submit to the FDIC due to the Bank’s “undercapitalized” status under regulatory capital guidelines.  The Bank has recently resubmitted a revised capital restoration plan to the FDIC.

The Directive provided that within 30 days of the effective date of the Directive (i.e., by November 12, 2009), the Bank was required to: (1) sell enough voting shares or obligations of the Bank so that the Bank will be “adequately capitalized” under regulatory capital guidelines; and/or (2) accept an offer to be acquired by a depository institution holding company or combine with another insured depository institution.  As of the date of this filing (November 16, 2009), the Bank has been unsuccessful in its efforts to comply with this requirement.

The Directive also prohibits the Bank from: (1) accepting, renewing or rolling over any brokered deposits; (2) paying interest on deposits in excess of prescribed limits; (3) allowing its average total assets during any calendar quarter to exceed its average total assets during the preceding calendar quarter; (4) making any capital distributions or dividend payments to the Company or any affiliate of the Bank or the Company; and (5) establishing or acquiring a new branch and requires the Bank to obtain the approval of the FDIC prior to relocating, selling or disposing of any existing branch.  In addition, the Directive provides that the Bank may not pay any bonus to, or increase the compensation of, any director or officer of the Bank without the prior approval of the FDIC, and the Bank must comply with Section 23A of the Federal Reserve Act without the exemption for transactions with certain affiliated institutions. The Bank was already substantially subject to each of these prohibitions prior to the issuance of the Directive, and since earlier this year, key components of the Bank’s business strategy have included the reduction in its asset base and reliance on brokered deposits.

On November 6, 2009, the Bank received a notification from the DFI (the “DFI Notification”) stating that the Bank is in critical condition and that the DFI may take extreme action against the Bank unless the Bank promptly either increases its capital or, in the alternative, merges or sells its business to another depository institution.  The DFI Notification provides that if the Bank is to comply with the DFI Notification by increasing its capital, the Bank must, by December 14, 2009, increase its tangible shareholders’ equity by the greater of (i) $200.0 million or (ii) such amount as may be necessary to make tangible shareholders’ equity equal to at least 9% of total tangible assets of the Bank.  As reported in the Bank’s September 30, 2009 Consolidated Report of Condition and Income (Call Report), as of September 30, 2009, the Bank’s tangible shareholders’ equity was $146.0 million and 9% of adjusted total tangible assets amounted to $364.2 million.  Accordingly, the amount of additional tangible shareholders’ equity needed to comply with the capital demand requirement of the DFI Notification as of September 30, 2009 was $218.2 million.

The Bank’s regulatory capital position has fallen below the level necessary to be considered “adequately capitalized” and was categorized as “undercapitalized” as of September 30, 2009 under the applicable regulatory framework.  Undercapitalized banks may not accept, renew or rollover brokered deposits or solicit deposits yielding more than 75 basis points over prevailing rates in either the Bank’s market area or the area where deposits are solicited.  As of September 30, 2009, the Company had brokered deposits of $659.3 million, of which $164.6 million mature within the next twelve months.

As a result of being undercapitalized, the Bank is subject to certain additional regulatory restrictions.  These restrictions are generally consistent with the restrictions identified within the Order and the Directive and include, among others, that the Bank generally may not make any capital distributions, must submit an acceptable capital restoration plan to the FDIC, may not increase its average total assets during a calendar quarter in excess of its average total assets during the preceding calendar quarter unless any increase in total assets is consistent with the capital restoration plan approved by the FDIC and the Bank’s ratio of tangible equity to total assets increases during the calendar quarter at a rate sufficient to enable the Bank to become adequately capitalized within a reasonable time, and may not acquire a business, establish or acquire a branch office or engage in a new line of business without regulatory approval. In addition, as part of the required capital restoration plan, the Company must guarantee that the Bank will return to adequately capitalized status and provide appropriate assurances of performance of that guarantee.  Because the Bank’s  capital restoration plan was not accepted by the FDIC, the Bank is currently treated as if it were “significantly undercapitalized”.  Broad authority is granted to bank regulatory agencies with respect to "significantly undercapitalized" banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by their holding companies, if any, requiring management changes, and prohibiting the payment of bonuses to senior management.

On July 28, 2009, the Company entered into a written agreement (the “FRB Agreement”) with the Federal Reserve Bank of San Francisco (the “FRB San Francisco”) and the DFI.  The FRB Agreement requires the Company to obtain regulatory approval before paying dividends, receiving dividends from the Bank, making payments on subordinated debentures or trust preferred securities, incurring debt or purchasing/redeeming Company stock. The FRB Agreement requires the Company to submit to the FRB San Francisco and the DFI a plan to maintain adequate capital on a consolidated basis and at the Bank. This plan was combined with the Bank’s capital restoration plan and was not accepted by the FRB San Francisco.  The Company recently resubmitted a revised combined plan to the FRB San Francisco.  The FRB Agreement also provides that the Company may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the FRB San Francisco and the DFI.  The FRB Agreement further provides that the Company may not make certain indemnification and severance payments without complying with specified statutory restrictions, including prior written approval of the FRB San Francisco and concurrence from the Federal Deposit Insurance Corporation.  Other than the requirement that the Company submit a capital plan and the making of the DFI as a party to the FRB Agreement, the Company was previously subject to most of the restrictions set forth in the FRB Agreement pursuant to prior notifications from the FRB San Francisco.

It is highly unlikely that the Company and the Bank will be able to comply fully with the above mentioned regulatory actions or that its efforts to comply will not have material and adverse effects on the operations and financial condition of the Company. The Company and the Bank are diligently continuing to seek qualified sources of outside capital. The Company and the Bank continue to consult with the DFI, FRB San Francisco and FDIC on a regular basis concerning the Company’s and Bank’s proposals to obtain outside capital that will be acceptable to federal regulatory authorities, but there can be no assurance that these actions will be successful, or that even if one or more of the Company’s and Bank’s proposals are accepted by the Company’s and Bank’s federal regulators, that these proposals will be successfully implemented. At this point in time the Company believes that it is highly unlikely that it will be able to obtain additional outside capital that does not include the provision of substantial assistance by the FDIC or other federal governmental authorities. The Bank’s failure to comply with the DFI Notification, the Supervisory Prompt Corrective Action Directive or the Order to Cease and Desist, or the Company’s failure to comply with the FRB Agreement, particularly if the Company is unable to promptly raise sufficient capital for the Bank or find a buyer or merger partner suitable to the regulators, could result in additional regulatory actions.  As a result of the Bank’s financial condition, its regulators are continually monitoring its liquidity and capital adequacy. Based on their assessment of its ability to operate in a safe and sound manner, the Bank’s regulators at any time may take other and further actions, including placing the Bank into conservatorship or receivership, to protect the interests of depositors insured by the FDIC.  If a receivership were to occur, the Bank’s assets would likely be liquidated, including a sale of such assets to another institution, and it would be unlikely that any assets would be distributed to holders of the Company’s common stock or holders of trust preferred securities issued by its trust subsidiaries.

The above factors, and, in particular, the Company’s ability to comply with the terms of the Order and the Directive requiring increased capital requirements raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classifications of liabilities that might result from the outcome of this uncertainty.

NOTE 3 – ACCOUNTING FOR STOCK-BASED COMPENSATION

Total stock-based compensation expense included in our consolidated statements of operations for the three and nine months ended September 30, 2009 was approximately $67,000, or $0.01 per diluted share, and $214,000, or $0.04 per diluted share, respectively.  For the three and nine months ended September 30, 2008, these amounts were $74,000 ($64,000, net of tax or $0.01 per diluted share) and $241,000 ($210,000, net of tax or $0.04 per diluted share), respectively.  Unrecognized stock-based compensation expense related to stock options was approximately $173,000 and $501,000, respectively, at September 30, 2009 and 2008.  The weighted-average period over which the unrecognized expense was expected to be recognized was 0.7 years and 1.7 years at September 30, 2009 and 2008, respectively.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model.  No options were granted during the nine months ended September 30, 2009 and 2008.

NOTE 4 – INVESTMENT SECURITIES

The amortized cost and fair value of investment securities as of September 30, 2009 and December 31, 2008 are as follows:

	Amortized	Fair	Gross Unrealized
	Cost	Value	Gains	Losses
	(in thousands)
September 30, 2009:
Investment securities available-for-sale:
U.S. Treasury and other U.S. government agency securities	$59,820	$59,946	$126	$—
Residential collateralized mortgage obligations	172,512	170,986	1,364	2,890
Corporate bonds	8,907	6,466	—	2,441
Residual interest in securitized loans	509	509	—	—
Equity securities	424	437	95	82
Total investment securities available-for-sale	$242,172	$238,344	$1,585	$5,413
Investment securities held-to-maturity:
Residential collateralized mortgage obligations	709,398	616,398	17,698	110,698
Residential mortgage-backed securities	97,093	99,058	1,991	26
Total investment securities held-to-maturity	$806,491	$715,456	$19,689	$110,724
December 31, 2008:
Investment securities available-for-sale:
U.S. agency securities	$20,052	$20,192	$140	$—
Residential collateralized mortgage obligations	116,467	115,664	2,999	3,802
Residential mortgage-backed securities	3,740	3,947	207	—
Corporate bonds	9,894	6,106	2	3,790
Residual interest in securitized loans	695	695	—	—
Equity securities	422	195	58	285
Total investment securities available-for-sale	$151,270	$146,799	$3,406	$7,877
Investment securities held-to-maturity:
Residential collateralized mortgage obligations	817,015	591,527	9,129	234,617
Residential mortgage-backed securities	125,671	124,849	401	1,223
Total investment securities held-to-maturity	$942,686	$716,376	$9,530	$235,840

The amortized cost and fair value of securities at September 30, 2009 are presented below by contractual maturity.  Mortgage-backed securities and collateralized mortgage obligations (“CMOs”) are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to prepay obligations.  Equity securities classified as available-for-sale that have no maturity are included in the due in one year or less column.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)

Due in one year or less	$59,833	$60,043	$—	$—
Due after one year through five years	919	849	—	—
Due after five years through ten years	—	—	1,056	890
Due after ten years	181,420	177,452	805,435	714,566
	$242,172	$238,344	$806,491	$715,456

At September 30, 2009, the remaining contractual maturity and weighted average life of the mortgage-backed securities held-to-maturity was approximately 24.9 and 3.6 years, respectively. Additionally, the remaining contractual maturity and weighted average life of the collateralized mortgage obligations held-to-maturity was approximately 26.8 and 5.5 years, respectively, at September 30, 2009. The weighted average life of mortgage-backed securities and collateralized mortgage obligations differs from the contractual maturity due to anticipated principal prepayments.

A total of 96 securities and 101 securities had unrealized losses at September 30, 2009 and December 31, 2008, respectively. These securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 months		More than 12 months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(in thousands)
September 30, 2009:
Investment securities available-for-sale:
Residential collateralized mortgage obligations	$46,768	$526	$9,789	$2,364	$56,557	$2,890
Corporate bonds	—	—	6,466	2,441	6,466	2,441
Equity securities	—	—	340	82	340	82
Total investment securities available-for-sale	$46,768	$526	$16,595	$4,887	$63,363	$5,413

Investment securities held-to-maturity:
Residential collateralized mortgage obligations	$104,938	$16,903	$350,492	$93,795	$455,430	$110,698
Residential mortgage-backed securities	8,827	26	—	—	8,827	26
Total investment securities held-to-maturity	$113,765	$16,929	$350,492	$93,795	$464,257	$110,724

December 31, 2008:
Investment securities available-for-sale:
Residential collateralized mortgage obligations	$8,915	$3,802	$—	$—	$8,915	$3,802
Corporate bonds	3,211	2,654	1,074	1,136	4,285	3,790
Equity securities	136	275	—	10	136	285
Total investment securities available-for-sale	$12,262	$6,731	$1,074	$1,146	$13,336	$7,877

Investment securities held-to-maturity:
Residential collateralized mortgage obligations	$548,709	$234,617	$—	$—	$548,709	$234,617
Residential mortgage-backed securities	76,430	1,223	—	—	76,430	1,223
Total investment securities held-to-maturity	$625,139	$235,840	$—	$—	$625,139	$235,840

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320-10-65-1, “Recognition and Presentation of Other-Than-Temporary Impairments”, effective April 1, 2009.  FASB ASC 320-10-65-1 (i) changed previous guidance for debt securities in determining when an impairment is other than temporary and (ii) replaced the previous requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FASB ASC 320-65-10-1, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.

In connection with the adoption of FASB ASC 320-65-10-1, the Company recorded a $1.1 million cumulative effect adjustment to beginning retained earnings related to the non-credit related portion of an other-than-temporary impairment (“OTTI”) charge recorded in earnings during the year ended December 31, 2008 on an available-for-sale corporate sponsored CMO.  The corresponding entry to this adjustment was recorded to accumulated other comprehensive loss.

The Company recognized a $3.2 million OTTI during the three months ended September 30, 2009 on three held-to-maturity corporate sponsored CMOs, of which $425,000 was identified as credit related and was recorded in earnings.  During the nine months ended September 30, 2009, the Company recognized a $14.5 million OTTI on six held-to-maturity corporate sponsored CMOs, of which $3.0 million was identified as credit related and was recorded in earnings.  The Company also recognized a $2.1 million OTTI during the three months ended September 30, 2009 on two available-for-sale corporate sponsored CMOs, of which $446,000 was identified as credit related and was recorded in earnings.  These OTTI charges were determined based on anticipated adverse changes to the projected cash flows for each of these securities caused by, among other things, an increase in projected collateral losses, a change in historical prepayment speeds, and a deterioration in the current level of subordination.

The Company also recognized a $1.0 million OTTI during the nine months ended September 30, 2009 on an available-for-sale corporate bond.  The entire $1.0 million was identified as a credit related OTTI charge and, accordingly, was recognized in earnings.  This OTTI was primarily due to a downgrade in the credit rating of the bond to below investment grade and a substantial deterioration in the underlying collateral, which primarily consists of trust preferred securities issued by banks and insurance companies geographically dispersed across the United States.

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

The Company’s assessment that it has the ability to continue to hold impaired investment securities along with its evaluation of their future performance, as indicated by the criteria discussed above, provide the basis for it to conclude that the remainder of its impaired securities are not other-than-temporarily impaired.  In assessing whether it is more likely than not that the Company will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, it considers the significance of each investment, the amount of impairment, as well as the Company’s liquidity position and the impact on the Company’s capital position.  As a result of its analyses, the Company determined at September 30, 2009 that the unrealized losses on its securities portfolio on which impairments have not been recognized are temporary.

Certain of the OTTI amounts were related to credit losses and recognized into earnings, with the remainder recognized in other comprehensive loss.  The table below presents the rollforward of credit related other-than-temporary impairments where a portion related to other factors was recognized in other comprehensive loss for the three months and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(in thousands)
Beginning Balance	$2,680	$100
Additions for credit losses on securities for which an OTTI was not previously recognized	703	3,283
Additions for additional credit losses on securities for which an OTTI was previously recognized	168	168
Balance - September 30, 2009	$3,551	$3,551

The table below presents a summary of the significant inputs considered in determining the measurement of the credit loss component recognized in earnings for the six held-to-maturity and two available-for-sale residential CMOs at September 30, 2009:

	Held-to-Maturity	Available-for-Sale
	(dollars in thousands)
CMOs current face amount	$55,095	$8,582

Credit enhancement (1):
Weighted average (2)	8.3%	5.1%

Projected CPR (3):
Weighted average (2)	8.2%	11.4%

Projected collateral loss:
Weighted average (2)	12.8%	20.3%

60+ days delinquent (4):
Weighted average (2)	16.0%	25.2%
____________
(1)	Represents current level of protection (subordination) for the securities, expressed as a percentage of total current underlying loan balance.

(2)	Calculated by weighting the relevant input/assumptions for each individual security by current outstanding face of the security.

(3)	CPR – constant prepayment rate based on six to twelve month historical performance.

(4)	Includes underlying loans 60 or more days delinquent, foreclosed loans and other real estate owned

During the nine months ended September 30, 2009, the Company received gross proceeds of $102.1 million, in connection with the sale of securities available-for-sale.  The gross realized gain on these sales was $4.2 million for the nine months ended September 30, 2009.  During the same period last year, there were no securities sold prior to their maturity or call date and there were no realized gains or losses recognized on the sale of investment securities.

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

NOTE 5 – EARNINGS (LOSSES) PER SHARE

Basic Earnings (Losses) Per Share (“Basic EPS”) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period.  Diluted Earnings (Losses) Per Share (“Diluted EPS”) reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock which shared in the Company’s earnings.  Stock options outstanding as of September 30, 2009 and 2008 were 455,316 and 535,649, respectively.  For the three and nine months ended September 30, 2009, 455,316 of these options outstanding were excluded from the diluted EPS computation as their effect was anti-dilutive, compared to 535,649 and 506,949, respectively, for the same periods last year.

The following is a reconciliation of the calculation of Basic EPS and Diluted EPS:

	Net Income	Weighted- Average Shares Outstanding	Per Share Amount
	(in thousands, except per share data)
For the Three Months Ended September 30,
2009
Basic EPS	$(30,657)	5,429	$(5.65)
Effect of dilutive stock options	—	—	—
Diluted EPS	$(30,657)	5,429	$(5.65)

2008
Basic EPS	$533	5,429	$0.10
Effect of dilutive stock options	—	—	—
Diluted EPS	$533	5,429	$0.10

For the Nine Months Ended September 30,
2009
Basic EPS	$(112,027)	5,429	$(20.64)
Effect of dilutive stock options	—	—	—
Diluted EPS	$(112,027)	5,429	$(20.64)

2008
Basic EPS	$3,580	5,428	$0.66
Effect of dilutive stock options	—	8	—
Diluted EPS	$3,580	5,436	$0.66

NOTE 6 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), which encompasses net income and the net change in unrealized gains (losses) on investment securities available-for-sale and the non-credit component of losses on other-than-temporarily impaired securities, is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)

Net (Loss) Income	$(30,657)	$533	$(112,027)	$3,580
Other comprehensive (loss) income:
Change in net unrealized gains (losses) on investment securities available-for-sale, net of tax benefit (expense) of $— and $642 for the three months ended September 30, 2009 and 2008, respectively, and $— and $1,999 for the nine months ended September 30, 2009 and 2008, respectively.	4,644	(963)	4,684	(2,999)
Reclassification for net sales included in losses, net of tax (benefit) expense of $— and ($85) for the three months ended September 30, 2009 and 2008, respectively, and $— and $40 for the nine months ended September 30, 2009 and 2008, respectively.	—	127	(4,228)	(60)
Reclassification adjustment for net losses included in earnings for other-than-temporary impairments on available-for-sale securities.	446	—	1,472	—
Other-than-temporary impairment on investment securities held-to-maturity for which a credit-related portion was recognized in earnings.	(3,208)	—	(14,502)	—
Reclassification adjustment for accretion of non-credit related portion of other-than-temporary impairment on held-to-maturity securities.	191	—	191	—
Reclassification adjustment for net losses included in earnings for other-than-temporary impairments on held-to-maturity securities.	425	—	3,005	—
Comprehensive (Loss) Income	$(28,159)	$(303)	$(121,405)	$521

NOTE 7 – IMPAIRED LOANS RECEIVABLE

As of September 30, 2009 and December 31, 2008, the recorded investment in impaired loans was $298.6 million and $162.6 million, respectively.  The average recorded investment in impaired loans was $291.1 million and $244.7 million, respectively, for the three and nine months ended September 30, 2009, and $149.0 million and $108.3 million, respectively, for the same periods last year. Interest income recognized on impaired loans totaled $273 and $140,000 respectively, for the three and nine months ended September 30, 2009, as compared to $140,000 and $500,000, respectively, for the same periods last year.  As of September 30, 2009, there were $28.0 million of impaired loans with a valuation allowance of $6.9 million, and $270.6 million of impaired loans with no valuation allowance.  At December 31, 2008, there were $2.8 million of impaired loans with a valuation allowance of $783,000, and $159.8 million of impaired loans with no valuation allowance.  The Company has previously recognized $77.7 million and $13.3 million of charge-offs in connection with its impaired loans outstanding at September 30, 2009 and 2008, respectively.

NOTE 8 – GOODWILL

The Company assesses goodwill for impairment on an annual basis, or on an interim basis if events or circumstances indicate the fair value of the goodwill has decreased below its carrying value. During the quarter ended September 30, 2009, the Company evaluated its goodwill, and determined that no impairment was required.  In connection with this assessment, the Company determined its reporting units consistent with the segment reporting information disclosed in Note 13 – “Business Segment Information” of this Form 10-Q, and utilized the valuation techniques discussed in Note 10 – “Fair Value” of this Form 10-Q to estimate the fair value of each reporting unit.

NOTE 9 – CONSTRUCTION AND LAND DEVELOPMENT LOANS

The following table is a summary of information related to construction and land development loans with an available interest reserve balance:

	September 30, 2009	December 31, 2008
	(in thousands)
Interest Reserve
Outstanding Interest Reserve – Total	$4,230	$15,000
Less: Interest Reserve – Non-Performing Loans	(100)	(726)
Available Interest Reserves – Performing Loans	$4,130	$14,274

Loan Balances with Interest Reserves
Outstanding Loan Balance – Total	$108,167	$274,153
Less: Non-Performing Loans	(7,826)	(25,296)
Outstanding Loan Balance – Performing Loans	$100,341	$248,857

Interest income is recognized and capitalized into the loan balance for performing construction loans on monthly basis.  Performance of these loans is monitored by the Bank’s Relationship Management Department, which obtains and reviews the progress of projects through construction inspections, and the tracking of sales and/or leasing reports.  Inspections typically occur monthly, and for projects with longer durations, the Bank customarily performs “audit” inspections to further monitor progress. The Bank maintains a dedicated construction engineering staff to review third party construction inspections and perform construction inspections for smaller loans.

Construction loans greater than $3.0 million are reviewed on a monthly basis by the Bank’s Risk & Reserve Committee.  Loans exceeding $1.0 million are reviewed at least quarterly.  All classified construction loans exceeding $1.0 million are reviewed monthly.  The recognition of interest income is immediately ceased for all construction loans that are identified as non-performing based on the loan monitoring and progress reporting discussed above.

The Bank has modified the loan terms for certain interest reserve related construction loans.  These modifications were primarily granted to extend the maturities of the loans due to delays in construction, slower absorption rates than initially anticipated, or delays caused by a change in the use of the property.  The Bank did not increase the amount of the interest reserve in connection with any of these modifications, and the modifications granted on these loans were consistent with those granted for similar construction loans without interest reserves.

Loans with interest reserves are underwritten to assess the anticipated value, and debt service coverage ratio, where applicable, of the collateral upon completion of construction or renovation and upon stabilization.  The underwriting process also considers a borrower’s financial strength, and their ability and relevant experience to execute the project and to achieve the forecasted cash flows for the real estate. Given the uncertainty of future interest rates, projects with interest reserves are underwritten assuming a higher interest rate than comparable stabilized properties, which may be underwritten to a lower actual fixed interest rate.

NOTE 10 – FAIR VALUE

The Company adopted the provisions of FASB ASC 820-10 as of January 1, 2008, for financial instruments.  Although the adoption of FASB ASC 820-10 did not materially impact its financial condition or results of operations, the Company is now required to provide additional disclosures as part of its financial statements.

The Company also adopted FASB ASC 820-10-15-1A No. 157-2, "Effective Date of FASB Statement No. 157," which deferred the application of FASB ASC 820-10 for certain non-financial assets and non-financial liabilities, until January 1, 2009.  Items impacted by this deferral included goodwill and other real estate and other assets owned (REO), all of which require fair value measurements as a part of any necessary impairment analysis.

FASB ASC 820-10 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Investment securities available-for sale are reported at fair value utilizing Level 1 inputs with respect to valuing equity securities with quoted prices on an active market, Level 2 inputs for investment and debt securities, and Level 3 inputs related to the valuation of the Company’s residual interest in securitized loans.  Management determines the appropriate hierarchy for each investment category based on its assessment regarding market activity of each security and the relative quality and reliability of the market inputs utilized to calculate fair value.  The valuation for investment and debt securities utilizing Level 2 inputs were primarily determined by an independent pricing service using matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.  The Company substantiates the price estimates received from this pricing service by comparing those prices to prices provided from two independent pricing sources.  The Company does not adjust the prices obtained from this pricing service.

The pricing service’s evaluation methodologies combine in-house modeling techniques, information from extensive market sources, and a team of evaluators who integrate observed transaction data, credit quality information, perceived market movements, news, and other relevant information into its evaluations. The objective is to detect and capture market activity, which typically relates only to a fraction of the outstanding fixed income securities, and extrapolate that information using models and methodologies to the population of bonds for which market activity is not available.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-10 were as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Ending Balance
	(in thousands)
Assets
September 30, 2009
Investment securities – available-for-sale	$437	$237,398	$509	$238,344

December 31, 2008
Investment securities – available-for-sale	$59	$146,045	$695	$146,799

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Beginning Balance	Total Realized and Unrealized Gains Included in Income	Total Realized and Unrealized Gains	Purchases, Sales, Other Settlements and Issuances, net	Net Transfers In and/or Out of Level 3	Ending Balance
		Net Revaluation of Retained Interests
	(in thousands)
Assets
September 30, 2009
Investment securities – available-for-sale	$695	$—	$—	$(186)	$—	$509

December 31, 2008
Investment securities – available-for-sale	$1,318	$—	$—	$(623)	$—	$695

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis.  These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Financial assets and liabilities measured at fair value on a non-recurring basis during the quarter ended September 30, 2009 include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.  Collateral values are estimated using Level 3 inputs based on limited observable market data and customized discounting criteria.  During the current period, certain impaired loans were remeasured and written down to their fair values through a specific valuation allowance allocation of the allowance for loan losses based upon the fair value of the underlying collateral.  Impaired loans with a carrying value of $120.0 million were written down by $24.1 million during the quarter ended September 30, 2009 to a total reported fair value of $95.9 million.  Impaired loans with a carrying value of $218.0 million were written down by $54.5 million during the nine months ended September 30, 2009 to a total reported fair value of $163.5 million.

Consistent with other segments of our loan portfolio, collateral dependent loans are recognized as non-accrual and impaired when it becomes probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement.  Appraisals are generally ordered for material non-performing loans and all non-performing loans where foreclosure appears to be probable.  Collateral dependent impaired loans are written-off when a loss is confirmed by an external appraisal or other valuation process, including internal valuations, brokers’ opinions, comparable sales analyses or other valuation techniques.

Certain non-financial assets measured at fair value on a non-recurring basis include REO, non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.  During the three and nine months ended September 30, 2009, certain other real estate owned, upon initial recognition, were remeasured and reported at fair value through a charge-off of $2.5 million and $6.9 million, respectively, to the allowance for loan losses based upon the fair value of the foreclosed asset less estimated selling costs.  During the three and nine months ended September 30, 2009, REO valued subsequent to its initial recognition, were remeasured and reported at fair value through a charge-off of $2.8 million and $8.1 million, respectively, to the provision for losses on REO.  The fair value of REO is estimated using Level 3 inputs based on limited observable market data and customized discounting criteria.  REO measured at fair value totaled $88.8 million at September 30, 2009.

The Company’s assets measured at fair value on a non-recurring basis were as follows:

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Ending Balance
	(in thousands)
Assets
September 30, 2009
Impaired loans	$—	$—	$291,755	$291,755
Other real estate owned	$—	$—	$88,793	$88,793
Investment securities – held-to-maturity	$—	$38,803	$—	$38,803

December 31, 2008
Impaired loans	$—	$—	$161,793	$161,793
Other real estate and other assets owned	$—	$—	$38,031	$38,031

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

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements.  Although the adoption of FASB ASC 825-10-65-1 did not materially impact its financial condition or results of operations, the Company is now required to provide additional disclosures as part of its financial statements.

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

The carrying amounts and estimated fair values of our financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Cost or Carrying Amount	Estimated Fair Value	Cost or Carrying Amount	Estimated Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$302,755	$302,755	$403,119	$403,119
Investment securities available-for-sale	238,344	238,344	146,799	146,799
Investment securities held-to-maturity	806,491	715,456	942,686	716,376
Stock in Federal Home Loan Bank	63,498	63,498	63,498	63,498
Loans, net	2,481,150	2,238,116	2,748,956	2,660,800
Accrued interest receivable	18,460	18,458	21,305	21,305
Financial liabilities:
Deposit accounts	$2,798,692	$2,830,684	$2,931,040	$2,966,946
Federal Home Loan Bank advances and other borrowings	1,053,437	1,110,578	1,205,633	1,278,496
Junior subordinated debentures	86,600	12,990	86,600	58,216

NOTE 11 – INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740-10, “Accounting for Income Taxes”, which requires an asset and liability approach for the financial accounting and reporting of income taxes.  Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements.  These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse.  The effect on deferred income taxes of a change in tax rates is recognized in income in the period when the change is enacted.

Significant components of our deferred tax assets and liabilities are as follows:

	September 30,	December 31,
	2009	2008
	(in thousands)
Components of the deferred tax asset:
Allowance for loan losses	$30,713	$21,207
Net operating loss carryforward	24,528	3,231
Other	20,683	15,222
Valuation allowance	(62,475)	(2,100)
Total deferred tax assets	13,449	37,560
Components of the deferred tax liability:
Total deferred tax liabilities	13,449	15,222
Net deferred tax asset	$—	$22,338

As of September 30, 2009, the Company established a valuation allowance on the entire balance of its net deferred tax asset due to uncertainty related to our ability to realize the Company’s remaining deferred tax assets.  As a result, the Company increased its tax valuation allowance from $2.1 million at December 31, 2008 to $62.5 million at September 30, 2009.  Management will continue to evaluate the potential realizability of these deferred tax assets and will continue to maintain a valuation allowance to the extent it is determined that it is more likely than not that these assets will not be realized.

As more fully discussed in Note 14 – “Subsequent Events,” on November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted into legislation.  The Act allows corporate taxpayers with net operating losses (“NOLs”) in 2008 or 2009 to elect to carry back such NOLs up to five years.  Previously, corporations, other than certain eligible small businesses, generally were permitted to carry NOLs back only two years with excess carry forwards up to twenty years.  It is currently estimated that the impact will positively affect the Company’s net operating results by approximately $15 million to $20 million.

NOTE 12 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Accounting Standards Update 2009-01, “Topic 105 – Generally Accepted Accounting Principles – FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which pertains to the authority of United States generally accepted accounting principles.  With the issuance of this standard, the FASB Accounting Standards Codification (“Codification”) became the sole source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants.  Upon issuance, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification then became non-authoritative.  This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued ASC 805 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 805 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC 805 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. ASC 805 was effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial condition or results of operations.

In March 2008, the FASB issued ASC 815, "Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No.133."  ASC 815 provides greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows.  To meet those objectives, ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 was effective for the Company on January 1, 2009 and did not have a significant impact on the Company's financial condition or results of operations.

In April 2009, the FASB issued FASB ASC 820-10-65-4, “Fair Value Measurement and Disclosure,” which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The standard also includes guidance on identifying circumstances that indicate a transaction is not orderly. It became effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of this standard did not have a material impact on the Company’s financial condition or results of operation.

In April 2009, the FASB issued FASB ASC 825, “Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  In addition, the standard requires those disclosures in summarized financial information at interim reporting periods.  The standard became effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The standard did not have a material impact on the Company’s financial condition or results of operation because it is a disclosure standard.

In April 2009, the FASB issued FASB ASC 320-10-65, “Debt and Equity Securities,” which amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The standard does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This standard became effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. Refer to Note 4 – “Investment Securities” for further discussion regarding the impact of the adoption of this standard.

In May 2009, the FASB issued FASB ASC 855-10, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  This standard defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. This standard became effective for the Company’s financial statements for periods ending after June 15, 2009. This standard did not have a significant impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets—An Amendment of FASB Statement 140" and SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)". These statements (which have not yet been included in the Codification) eliminated the concept of a qualifying special purpose entity (“QSPE”), created more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarified other sale-accounting criteria, and changed the initial measurement of a transferor's interest in transferred financial assets. Former QSPEs will be evaluated for consolidation based on the provisions of FASB ASC 810-10-25, which changes the approach to determining a variable interest entity's (“VIE”) primary beneficiary and requires companies to more frequently reassess whether they must consolidate or deconsolidate VIEs. The accounting standard requires a qualitative, rather than quantitative, analysis to determine the primary beneficiary of a VIE for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has (a) the power to direct the VIE activities that most significantly affect the VIE's economic performance, and (b) the right to receive benefits of the VIE that could potentially be significant to the VIE or the obligation to absorb losses of the VIE that could potentially be significant to the VIE. These statements are effective for fiscal years and interim periods ending after November 15, 2009. The Company is currently evaluating the impact of these new pronouncements on its financial statements. While management of the Company has not completed its evaluation, the Company may be required to consolidate certain trust assets and trust liabilities related to assets previously sold to QSPEs. The Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

NOTE 13 – BUSINESS SEGMENT INFORMATION

FASB ASC 280-10, “Disclosures About Segments of an Enterprise and Related Information”, requires disclosure of segment information in a manner consistent with the “management approach”.  The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.

The main factors used to identify operating segments are the specific product and business lines of the various operating segments of the Company. Operating segments are organized separately by product and service offered. We have identified one operating segment that meets the criteria of being a reportable segment in accordance with the provisions of FASB ASC 280-10. This reportable segment is the origination and purchase of loans, which by its legal form, is identified as operations of the Bank and Imperial Capital REIT. This segment derives the majority of its revenue by originating and purchasing loans. Other operating segments of the Company that did not meet the criteria of being a reportable segment in accordance with FASB ASC 280-10, and have been aggregated and reported as “All Other”. Substantially all of the transactions from the Company’s operating segments occur in the United States.

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

	Lending Operations	All Other	Consolidated
	(in thousands)
For the three months ended September 30,
2009
Revenues from external customers	$51,284	$533	$51,817
Total interest income	53,857	44	53,901
Total interest expense	33,399	1,500	34,899
Net loss	(29,235)	(1,422)	(30,657)

2008
Revenues from external customers	$65,406	$(419)	$64,987
Total interest income	69,357	52	69,409
Total interest expense	38,759	1,753	40,512
Net income (loss)	2,369	(1,836)	533

For the nine months ended September 30,
2009
Revenues from external customers	$169,509	$898	$170,407
Total interest income	172,401	136	172,537
Total interest expense	111,562	4,708	116,270
Net loss	(100,019)	(12,008)	(112,027)

2008
Revenues from external customers	$187,409	$(852)	$186,557
Total interest income	191,697	163	191,860
Total interest expense	112,556	5,556	118,112
Net income (loss)	9,122	(5,542)	3,580

NOTE 14 – SUBSEQUENT EVENTS

On October 14, 2009, the Bank received a Supervisory Prompt Corrective Action Directive from the FDIC.  The Bank was also recently notified that the FDIC did not accept the Bank’s capital restoration plan, which the Bank was required to submit to the FDIC due to the Bank’s “undercapitalized” status under regulatory capital guidelines.  The Bank has recently resubmitted a revised capital restoration plan to the FDIC.

On November 6, 2009, the Bank received a notification from the DFI stating that the Bank is in critical condition and that the DFI may take extreme action against the Bank unless the Bank promptly either increases its capital or, in the alternative, merges or sells its business to another depository institution.  The DFI Notification provides that if the Bank is to comply with the DFI Notification by increasing its capital, the Bank must, by December 14, 2009, increase its tangible shareholders’ equity by the greater of (i) $200.0 million or (ii) such amount as may be necessary to make tangible shareholders’ equity equal to at least 9% of total tangible assets of the Bank.

For additional information regarding the above matters, see Note 2 – “Regulatory Developments and Going Concern Considerations.”

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted into legislation.  The Act allows corporate taxpayers with NOLs in 2008 or 2009 to elect to carry back such NOLs up to five years.  Previously, corporations, other than certain eligible small businesses, generally were permitted to carry NOLs back only two years with excess carry forwards up to twenty years.  This election applies with respect to NOLs incurred during 2008 or 2009, but not both years.  In addition, 2008 or 2009 NOLs can be used to offset only fifty percent of the taxable income earned in the fifth prior taxable year.  Management is evaluating the impact that this legislation will have on the Company’s results during the fourth quarter of this year.  It is currently estimated that the impact will positively affect the Company’s net operating results by approximately $15 million to $20 million.

The Company evaluated subsequent events through November 16, 2009, which is the date these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to identify the major factors that affected our financial condition and results of operations as of and for the three and nine months ended September 30, 2009.

Operating Strategy

Our financial performance continues to be negatively impacted by national economic conditions and the deterioration of real estate and credit related markets.  During the quarter ended September 30, 2009, we recorded a net loss of $30.7 million, primarily related to a $24.9 million provision for loan losses that was recorded as a result of the elevated levels in our non-performing loans and other loans of concern, and an increase in non-interest expense caused by additional costs associated with FDIC insurance and other real estate owned.  Our ability to decrease our levels of non-performing assets is dependent upon market conditions as many of our borrowers rely on an active real estate market as a source of repayment, particularly our construction loan borrowers, and the sale of loans in this market is difficult. If the real estate market does not improve, our level of non-performing assets may continue to increase.

In response to these financial challenges and the increased regulatory supervision to which we are subject (see Note 2 – “Regulatory Developments and Going Concern Considerations” and Note 14 – “Subsequent Events” in the Notes to the Unaudited Consolidated Financial Statements in this Form 10-Q), we have taken and are continuing to take a number of tactical actions aimed at preserving existing capital, reducing our lending exposures and associated capital requirements and increasing liquidity. The tactical actions taken include, but are not limited to the following: ceasing loan originations in order to focus on managing our problem assets, growing retail deposits, reducing brokered deposits, seeking commercial loan participation and sales arrangements with other lenders or private equity sources, and reducing personnel and other operating costs. Our goal is to return to profitability by reducing our size, stabilizing our losses, managing our problematic assets and reducing overall expenses.

We are currently focused on the following four primary objectives as a basis for long-term success of our franchise including improving our asset quality, reducing our asset base and improving our regulatory capital ratios, continuing our expense control, and reducing our reliance on wholesale funding sources.  With respect to these initiatives, since December 31, 2008, we have reduced our loan portfolio by $245.2 million, or 8.8%, as well as our Federal Home Loan Bank (“FHLB”) advances and other borrowings by $152.2 million, or 12.6%, and  deposits by $132.3 million, or 4.5%, which included an $80.6 million, or 10.9% decline in brokered deposits.  As of September 30, 2009, the Company had brokered deposits of $659.3 million, of which $164.6 million mature within the next twelve months.

We are also diligently continuing to seek qualified sources of outside capital. The Company and the Bank continue to consult with the DFI, FRB San Francisco and FDIC on a regular basis concerning the Company’s and Bank’s proposals to obtain outside capital that will be acceptable to federal regulatory authorities, but there can be no assurance that these actions will be successful, or that even if one or more of the Company’s and Bank’s proposals are accepted by the Company’s and Bank’s federal regulators, that these proposals will be successfully implemented. At this point in time the Company believes that it is highly unlikely that it will be able to obtain additional outside capital that does not include the provision of substantial assistance by the FDIC or other federal governmental authorities. The Bank’s failure to comply with the DFI Notification, the Supervisory Prompt Corrective Action Directive or the Order to Cease and Desist, or the Company’s failure to comply with the FRB Agreement, particularly if the Company is unable to promptly raise sufficient capital for the Bank or find a buyer or merger partner suitable to the regulators, could result in additional regulatory actions.  As a result of the Bank’s financial condition, its regulators are continually monitoring its liquidity and capital adequacy. Based on their assessment of its ability to operate in a safe and sound manner, the Bank’s regulators at any time may take other and further actions, including placing the Bank into conservatorship or receivership, to protect the interests of depositors insured by the FDIC.  If a receivership were to occur, the Bank’s assets would likely be liquidated, including a sale of such assets to another institution, and it would be unlikely that any assets would be distributed to holders of the Company’s common stock or holders of trust preferred securities issued by its trust subsidiaries.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Executive Summary

Consolidated net loss was $30.7 million, or $5.65 per diluted share, for the three months ended September 30, 2009, compared to net income of $533,000, or $0.10 per diluted share for the same period last year.  The decline in net income during the current period was primarily caused by a $14.8 million increase in provision for loan losses recorded in connection with the increase in our non-performing loans and other loans of concern.  Our quarterly results were also negatively impacted by an increase of $9.2 million in non-interest expense caused primarily by an increase in our accrual for FDIC quarterly insurance premiums and an increase in the costs incurred in connection with our portfolio of other real estate owned.

Net interest income before provision for loan losses decreased 34.2% to $19.0 million for the quarter ended September 30, 2009, compared to $28.9 million for the same period last year.  The decrease was primarily due to a decline in interest earned on our loan portfolio, partially offset by a decline in our cost of funds.

The provision for loan losses was $24.9 million and $10.1 million, respectively, for the quarters ended September 30, 2009 and 2008.  The provision for loan losses recorded during the quarter was primarily due to the increase in our non-performing loans and other loans of concern.  Non-performing loans as of September 30, 2009 were $298.6 million, compared to $154.9 million at December 31, 2008.  The increase in non-performing loans was caused by net increases of $76.8 million in multi-family loans, $52.7 million in commercial real estate loans, $39.5 million in commercial and multi-family construction loans, $4.6 million in land development related loans and $2.2 million in other loans, partially offset by a decrease of $32.0 million in residential and condominium conversion construction loans primarily due to charge-offs and the migration to other real estate owned status.  Other loans of concern consist of performing loans which have known information that has caused management to be concerned about the borrower’s ability to comply with present loan repayment terms.  Other loans of concern as of September 30, 2009 were $277.5 million, compared to $114.6 million at December 31, 2008.  The increase was primarily caused by the net addition of $63.9 million of multi-family real estate loans, $55.6 million of construction and land development related loans and $42.9 million of commercial real estate loans.

The (loss) return on average assets was (2.93%) for the three months ended September 30, 2009, compared to 0.05% for the same period last year.  The (loss) return on average shareholders’ equity was (131.30%) for the three months ended September 30, 2009, compared to 0.94% for the same period last year.

There were no loan originations for the quarter ended September 30, 2009, compared to $102.5 million for the same period last year.  Loan originations for the third quarter of last year consisted of $45.3 million of commercial real estate loans, $22.0 million of small balance multi-family real estate loans, and $35.2 million of entertainment finance loans.  The lack of loan production during the current period related to the Bank’s strategic objective to reduce our asset base and focus on managing our problem assets.  In addition, the Bank is currently restricted in its ability to grow as a result of its “undercapitalized” status.  See Note 1 – “Basis of Presentation and Organization” in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q.

Net Interest Income and Margin

The following table presents for the three months ended September 30, 2009 and 2008, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.  Average balances are computed using daily average balances.  Nonaccrual loans are included in loans receivable.

	For the Three Months Ended September 30,
	2009			2008
	Average Balance	Income/Expense	Yield/Rate	Average Balance	Income/Expense	Yield/Rate
	(dollars in thousands)
Assets
Cash and investment securities	$1,493,607	$18,313	4.86%	$1,135,036	$22,723	7.96%
Loans receivable	2,606,441	35,588	5.42%	2,941,143	46,686	6.31%
Total interest earning assets	4,100,048	$53,901	5.22%	4,076,179	$69,409	6.77%
Non-interest earning assets	129,207			82,437
Allowance for loan losses	(79,529)			(53,841)
Total assets	$4,149,726			$4,104,775

Liabilities and Shareholders’ Equity
Interest bearing deposit accounts:
Interest bearing demand	$49,036	$121	0.98%	$37,606	$286	3.03%
Money market and passbook	456,395	1,724	1.50%	321,492	2,932	3.63%
Time certificates	2,334,285	19,528	3.32%	2,125,627	21,766	4.07%
Total interest bearing deposit accounts	2,839,716	21,373	2.99%	2,484,725	24,984	4.00%
FHLB advances and other borrowings	1,076,402	12,026	4.43%	1,253,010	13,775	4.37%
Junior subordinated debentures	86,600	1,500	6.87%	86,600	1,753	8.05%
Total interest bearing liabilities	4,002,718	$34,899	3.46%	3,824,335	$40,512	4.21%
Non-interest bearing demand accounts	8,539			9,008
Other non-interest bearing liabilities	45,836			45,320
Shareholders’ equity	92,633			226,112
Total liabilities and shareholders’ equity	$4,149,726			$4,104,775
Net interest spread (1)			1.76%			2.56%

Net interest income before provision for loan losses		$19,002			$28,897
Net interest margin (2)			1.84%			2.82%

____________
(1)	Average yield on interest earning assets minus average rate paid on interest bearing liabilities.
(2)	Net interest income divided by total average interest earning assets.

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

	For the Three Months Ended September 30, 2009 and 2008
	Increase (Decrease) Due to:
	Rate	Volume	Total
	(in thousands)
Interest and fees earned from:
Cash and investment securities	$(10,379)	$5,969	$(4,410)
Loans	(6,142)	(4,956)	(11,098)

Total (decrease) increase in interest income	(16,521)	1,013	(15,508)

Interest paid on:
Deposit accounts	(6,877)	3,266	(3,611)
FHLB advances and other borrowings	190	(1,939)	(1,749)
Junior subordinated debentures	(253)	—	(253)

Total (decrease) increase in interest expense	(6,940)	1,327	(5,613)

Decrease in net interest income	$(9,581)	$(314)	$(9,895)

Total interest income decreased $15.5 million to $53.9 million for the current quarter as compared to $69.4 million for the same period last year. The decrease in interest income was primarily attributable to a decline in interest earned on our loan portfolio.  Our average loan yield declined by 89 basis points compared to the same period last year, primarily caused by adjustable rate loans repricing to lower current market interest rates, an increase in the average balance of non-performing loans and a $334.7 million decrease in the average balance of our total loans receivable, primarily due to reduced originations and an increase in charge-offs.  Total interest income was further negatively impacted by a 310 basis point decline in the average yield earned on cash and investment securities, partially offset by a $358.6 million increase in the average balance of our cash and investment securities.

The average balance of cash and investment securities was $1.5 billion during the current quarter compared to $1.1 billion during the same period last year.  The average balance of investment securities held-to-maturity was $843.6 million and $955.4 million for the three months ended September 30, 2009 and 2008, respectively.  Investments held-to-maturity primarily consist of corporate sponsored collateralized mortgage obligations (CMOs) purchased during the second and third quarters of 2008.  At the time of acquisition, these securities were AAA-rated.  As of September 30, 2009, approximately 95.8% of the securities had been downgraded by the investment rating agencies to a level below investment grade.  Despite these downgrades, we have currently experienced no disruption in our expected cash flows on these securities; however, based on our current OTTI assessments, we are projecting a disruption of future cash flows on only six of these securities, which have an aggregate current face amount of $55.1 million as of September 30, 2009.  The average balance of investment securities available-for-sale was $357.8 million and $169.8 million for the three months ended September 30, 2009 and 2008, respectively.  As discussed below in the “Financial Condition” section, this increase primarily consisted of the acquisition of U.S. Treasury and GNMA securities during the current year.  The average balance of cash and cash equivalents increased to $291.7 million for the quarter ended September 30, 2009 compared to $8.5 million for the same period last year, due to efforts to maintain increased liquidity levels in the current economic environment and the Bank’s financial condition.  The average yield earned on cash and investment securities decreased to 4.86% during the current quarter as compared to 7.96% for the same period last year.  This decrease was primarily due to an increase in the average balance of lower yielding cash and cash equivalents and U.S. Treasury and GNMA available-for-sale securities acquired during the current year.

The average aggregate balance of our loan portfolio was $2.6 billion and $2.9 billion for the three months ended September 30, 2009 and 2008, respectively.  Commercial real estate loans had an average aggregate balance of $549.3 million during the quarter ended September 30, 2009 compared to $574.1 million during the same period last year.  Construction and land loans had an average aggregate balance of $353.2 million during the quarter ended September 30, 2009 compared to $458.7 million during the same period last year.  Multi-family real estate loans had an average aggregate balance of $1.7 billion during the quarter ended September 30, 2009 compared to $1.8 billion during the same period last year.  Single-family residential loans had an average aggregate balance of $10.1 million during the quarter ended September 30, 2009 compared to $11.5 million during the same period last year.  The average aggregate balance of entertainment finance loans was $21.5 million and $63.1 million during the quarters ended September 30, 2009 and 2008, respectively.  The declines in the average loan balances were due to loan paydowns, charge-offs incurred on non-performing loans, the transfer of loans to other real estate owned and substantially reduced origination levels.

The average yield earned on total loans decreased to 5.42% during the quarter ended September 30, 2009 as compared to 6.31% during the same period last year.  The decrease in yield was primarily due to adjustable rate loans repricing to lower current market interest rates and an increase in the average balance of non-performing loans.  The accrual of interest has been suspended on all of our non-performing loans.  A significant portion of our loan portfolio is comprised of adjustable rate loans indexed to either six month LIBOR or the Prime Rate, most with interest rate floors and caps below and above which the loan’s contractual interest rate may not adjust.  Approximately 51.6% of our loan portfolio was adjustable at September 30, 2009, and approximately 34.1% of the loan portfolio was comprised of hybrid loans, which after an initial fixed rate period of three or five years, will convert to an adjustable interest rate for the remaining term of the loan.  As of September 30, 2009, our hybrid loans had a weighted average of 2.1 years remaining until conversion to an adjustable rate loan.  Our adjustable rate loans generally reprice on a quarterly or semi-annual basis with increases generally limited to maximum adjustments of 2% per year up to 5% for the life of the loan.  At September 30, 2009, approximately $2.3 billion, or 89.7%, of our adjustable and hybrid loan portfolio contained interest rate floors, below which the loans’ contractual interest rate may not adjust.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, and also assists us in our efforts to limit the risks to earnings resulting from changes in interest rates, subject to the risk that borrowers may refinance these loans during periods of declining interest rates.  At September 30, 2009, the weighted average floor interest rate of these loans was 6.44%.  At that date, approximately $866.5 million, or 34.0%, of these loans were at the floor interest rate.  At September 30, 2009, 56.9% of the adjustable rate loans outstanding had a lifetime interest rate cap. The weighted-average lifetime interest rate cap on our adjustable rate loan portfolio was 11.70% at that date.  At September 30, 2009, none of these loans were at their cap rate.

Total interest expense decreased by $5.6 million to $34.9 million during the current quarter, compared to $40.5 million for the same period last year.  The decrease in interest expense was primarily attributable to a 75 basis point decline in our average cost of funds, which was primarily caused by deposits repricing to lower current market interest rates, partially offset by a $178.4 million increase in the average balance of interest bearing liabilities.

Our average cost of funds decreased to 3.46% during the three months ended September 30, 2009, compared to 4.21% for the same period last year.  As discussed above, the decrease in the average funding costs was primarily due to deposits repricing to lower current market interest rates.  The average rate paid on deposit accounts was 2.99% during the three months ended September 30, 2009 as compared to 4.00% for the same period last year.  The average balance of deposit accounts increased to $2.8 billion for the three months ended September 30, 2009 as compared to $2.5 billion for the same period last year.  The average rate paid on FHLB advances and other borrowings was 4.43% during the three months ended September 30, 2009 compared to 4.37% for the same period last year.  FHLB advances and other borrowings averaged $1.1 billion during the current quarter, compared to $1.3 billion for the same period last year.

Net interest margin decreased to 1.84% for the three months ended September 30, 2009 as compared to 2.82% for the same period last year.  This decrease was primarily caused by an 80 basis point decline in our net interest spread as compared to the same period last year.

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

Loss ratios for all categories of loans are evaluated on a quarterly basis and are primarily determined based on historical loss experience.  Loss ratios associated with historical loss experience are determined based on a rolling migration analysis of each loan category within our portfolio.  This migration analysis estimates loss factors based on the performance of each loan category over a twelve month time period.  These loss factors are then adjusted for other identifiable risks specifically related to each loan category or risk grade.  We utilize market and other economic data, which we accumulate on a quarterly basis, to evaluate and identify the economic and real estate related trends within each regional market that we operate.  In addition to the information gathered from this data, we also typically consider other risk factors, such as specific risks within a loan category, peer analysis reports, and any other relevant trends or data, in determining any necessary adjustments to our historical loss factors.  To the extent that known risks or trends exist, the loss ratios are adjusted accordingly, and incorporated into our assessment of the adequacy of our allowance for loan losses.

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

Management believes that our allowance for loan losses as of September 30, 2009 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The provision for loan losses was $24.9 million and $10.1 million, respectively, for the quarters ended September 30, 2009 and 2008.  The provision for loan losses recorded during the quarter was primarily due to the increase in our non-performing loans and other loans of concern.  The provision for loan losses was recorded based on an analysis of the factors referred to above.  Non-performing loans as of September 30, 2009 were $298.6 million, compared to $154.9 million at December 31, 2008.  The increase in non-performing loans was caused by net increases of $76.8 million in multi-family loans, $52.7 million in commercial real estate loans, $39.5 million in commercial and multi-family construction loans, $4.6 million in land development related loans and $2.2 million in other loans, partially offset by decreases of $32.0 million in residential and condominium conversion construction loans primarily due to charge-offs and migration to other real estate owned status.  Other loans of concern as of September 30, 2009 were $277.5 million, compared to $114.6 million at December 31, 2008.  The increase during the current period was primarily caused by the net addition of $63.9 million of multi-family real estate loans, $55.6 million of construction and land related loans and $42.9 million of commercial real estate loans.  As a percentage of our total loan portfolio, the amount of non-performing loans was 11.69% and 5.53% at September 30, 2009 and December 31, 2008, respectively.

We continue to aggressively monitor our real estate loan portfolio, including our construction and land loan portfolio.  Our construction and land loan portfolio at September 30, 2009 totaled $333.3 million, of which $133.6 million were residential and condominium conversion construction loans, $172.3 million were commercial and other construction related loans and $27.4 million were land development loans, representing 5.2%, 6.7% and 1.1%, respectively, of our total loan portfolio.  Within the residential and condominium conversion construction and land development loan portfolios, approximately 47.2%, 35.4%, 6.7% and 5.4% of the underlying collateral was located in California, New York, Pennsylvania and Florida, respectively, while 29.5%, 24.9% and 16.6% within the commercial and other construction related loans were located in California, Texas and Arizona, respectively.  At September 30, 2009, we had $38.9 million, $55.7 million and $18.8 million of non-performing lending relationships within our residential and condominium conversion construction loans, commercial and other construction related loans and land development loans, respectively.  Of these non-performing loans, twelve relationships, with an aggregate balance of $47.3 million, were located in California (primarily in Los Angeles, Orange County and the Central Valley).

The allowance for loan losses as a percentage of our total loans was 2.87% at September 30, 2009 compared to 1.81% at December 31, 2008.  We believe that these reserves levels were adequate to support known and inherent losses in our loan portfolio and for specific reserves as of September 30, 2009 and December 31, 2008, respectively.  The allowance for loan losses is impacted by inherent risk in the loan portfolio, including the level of our non-performing loans and other loans of concern, as well as specific reserves and charge-off activity.

During the quarter ended September 30, 2009, we had net loan charge-offs of $26.5 million as compared to $9.5 million during the same period last year.  The current period charge-offs primarily consisted of $12.7 million of multi-family real estate loans, $9.4 million charge-offs related to construction and land development loans and $3.9 million of commercial real estate loans.  The charge-offs taken have reduced the balances on the loans to the estimated value of the underlying real estate collateral based upon recent appraisals.  See also – “Credit Risk”.

Non-Interest Income (Loss)

Non-interest loss was ($2.1 million) during the quarter ended September 30, 2009 as compared to ($4.4 million) for the same period last year.  During the quarter, we recognized a $425,000 impairment charge on our corporate sponsored CMOs held-to-maturity, a $446,000 impairment booked on our corporate sponsored CMOs available-for-sale, as well as a $1.9 million impairment charge recorded in connection with our investments in low-income housing tax credits.  Non-interest income typically consists of late fees and other miscellaneous fees earned on customer accounts.

Non-Interest Expense

Non-interest expense totaled $22.7 million for the quarter ended September 30, 2009, compared to $13.5 million for the same period last year.  The increase in non-interest expense primarily related to a $7.9 million increase in other general and administrative costs primarily related to an increase in our accrual for FDIC quarterly insurance premiums due to an increase in our assessment rates, and a $4.1 million increase in expenses associated with real estate owned and other foreclosed assets.  The increase in expenses associated with real estate owned primarily related to a $2.8 million provision recorded during the quarter in connection with a decline in the estimated fair value of these properties, as well as an increase of $1.3 million in operating costs incurred related to other real estate owned, which was caused primarily by the increase in foreclosed properties owned during the current period.  This increase was partially offset by a $2.4 million decline in compensation and benefits, which was primarily related to a workforce reduction.  Our efficiency ratio (defined as general and administrative expenses as a percentage of net revenue) was 106.1% for the quarter ended September 30, 2009, as compared to 52.5% for the same period last year.  The increase in our efficiency ratio was primarily caused by the $5.1 million increase in general and administrative expenses and the $9.9 million decrease in net interest income.

Provision for Income Taxes

Provision for income taxes was zero and $350,000, respectively, for the quarters ended September 30, 2009 and 2008.  During the current year, the Company established a valuation allowance on its remaining net deferred tax assets due to uncertainty related to our ability to realize these assets.  In connection with management’s assessment of its deferred tax asset, it was determined that it was more likely than not that these assets will not be realized.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Executive Summary

Consolidated net loss was $112.0 million, or $20.64 per diluted share, for the nine months ended September 30, 2009, compared to net income of $3.6 million, or $0.66 per diluted share, for the same period last year.  The decline in net income during the current period was primarily caused by a $63.1 million increase in provision for loan losses recorded in connection with the increase in our non-performing loans and other loans of concern and a $16.8 million increase in provision for income taxes that was recorded to provide for a valuation allowance against our remaining net deferred tax assets due to uncertainty regarding the realizability of these assets.  Our results were also negatively impacted by an increase of $21.4 million in non-interest expense caused by an increase in our accrual for FDIC quarterly insurance premiums and a special FDIC insurance assessment incurred during the current period.

Net interest income before provision for loan losses decreased 23.7% to $56.3 million for the nine months ended September 30, 2009, compared to $73.7 million for the same period last year.  This decrease was primarily due to a decline in interest earned on our loan portfolio, partially offset by an increase in interest income earned on our cash and investment securities and a decrease in interest expense incurred on our interest bearing liabilities.

The provision for loan losses was $83.7 million and $20.6 million, respectively, for the nine months ended September 30, 2009 and 2008.  As discussed in detail above, the increase in provision for loan losses during the current nine month period was primarily due to the increase in our non-performing loans and other loans of concern.

The (loss) return on average assets was (3.40%) for the nine months ended September 30, 2009, compared to 0.12% for the same period last year.  The (loss) return on average shareholders’ equity was (100.68%) for the nine months ended September 30, 2009, compared to 2.10% for the same period last year.

Loan originations were $6.9 million for the nine months ended September 30, 2009, compared to $278.1 million for the same period last year.  All of the loans originated during the current nine month period were small balance multi-family real estate loans.  Loan originations for the same period last year consisted of $120.8 million of commercial real estate loans, $87.1 million of small balance multi-family real estate loans, and $70.1 million of entertainment finance loans.

Net Interest Income and Margin

The following table presents for the nine months ended September 30, 2009 and 2008, our condensed average balance sheet information, together with interest income and yields earned on average interest earning assets and interest expense and rates paid on average interest bearing liabilities.  Average balances are computed using daily average balances.  Nonaccrual loans are included in loans receivable.

	For the Nine Months Ended September 30,
	2009			2008
	Average Balance	Income/Expense	Yield/Rate	Average Balance	Income/Expense	Yield/Rate
	(dollars in thousands)
Assets
Cash and investment securities	$1,635,673	$58,099	4.75%	$739,774	$40,418	7.30%
Loans receivable	2,698,102	114,438	5.67%	3,055,638	151,442	6.62%
Total interest earning assets	4,333,775	$172,537	5.32%	3,795,412	$191,860	6.75%
Non-interest earning assets	133,548			81,452
Allowance for loan losses	(63,264)			(50,049)
Total assets	$4,404,059			$3,826,815

Liabilities and Shareholders’ Equity
Interest bearing deposit accounts:
Interest bearing demand	$52,586	$583	1.48%	$32,981	$776	3.14%
Money market and passbook	483,096	7,359	2.04%	281,335	7,822	3.71%
Time certificates	2,463,062	66,557	3.61%	1,970,853	65,771	4.46%
Total interest bearing deposit accounts	2,998,744	74,499	3.32%	2,285,169	74,369	4.35%
FHLB advances and other borrowings	1,118,861	37,063	4.43%	1,178,684	38,187	4.33%
Junior subordinated debentures	86,600	4,708	7.27%	86,600	5,556	8.57%
Total interest bearing liabilities	4,204,205	$116,270	3.70%	3,550,453	$118,112	4.44%
Non-interest bearing demand accounts	9,424			9,332
Other non-interest bearing liabilities	41,662			39,531
Shareholders’ equity	148,768			227,499
Total liabilities and shareholders’ equity	$4,404,059			$3,826,815
Net interest spread (1)			1.62%			2.31%

Net interest income before provision for loan losses		$56,267			$73,748
Net interest margin (2)			1.74%			2.60%

____________
(1)	Average yield on interest earning assets minus average rate paid on interest bearing liabilities.
(2)	Net interest income divided by total average interest earning assets.

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

	For the Nine Months Ended September 30, 2009 and 2008
	Increase (Decrease) Due to:
	Rate	Volume	Total
	(in thousands)
Interest and fees earned from:
Cash and investment securities	$(17,943)	$35,624	$17,681
Loans	(20,384)	(16,620)	(37,004)

Total (decrease) increase in interest income	(38,327)	19,004	(19,323)

Interest paid on:
Deposit accounts	(19,969)	20,099	130
FHLB advances and other borrowings	860	(1,984)	(1,124)
Junior subordinated debentures	(848)	—	(848)

Total (decrease) increase in interest expense	(19,957)	18,115	(1,842)

(Decrease) increase in net interest income	$(18,370)	$889	$(17,481)

Total interest income decreased $19.3 million to $172.5 million for the nine months ended September 30, 2009 as compared to $191.9 million for the same period last year. The decrease in interest income was primarily attributable to a $357.5 million and 95 basis point decline in the average balance and yield earned on total loans receivable, a 255 basis point decline in the average yield earned on cash and investment securities and an increase in the average balance of non-performing loans, partially offset by an $895.9 million increase in the average balance on cash and investment securities.

The average balance of cash and investment securities increased to $1.6 billion for the nine months ended September 30, 2009, as compared to $739.8 million during the same period last year.  The average balance of our investment securities held-to-maturity was $886.9 million during the nine months ended September 30, 2009, as compared to $562.1 million for the same period last year.  As previously discussed, this increase was primarily related to the purchase of approximately $861.6 million of corporate sponsored CMOs during the second and third quarters of 2008.  The average balance of cash and cash equivalents was $397.7 million and $6.2 million during the nine months ended September 30, 2009 and 2008, respectively.  This increase was primarily related to the additional liquidity maintained on our balance sheet compared to the same period last year.  The average balance of investment securities available-for-sale was $350.4 million and $170.1 million for the nine months ended September 30, 2009 and 2008, respectively.  As discussed below in the “Financial Condition” section, this increase primarily consisted of the acquisition of U.S. Treasury and GNMA securities during the current period.  The average yield earned on our cash and investment securities decreased to 4.75% during the nine months ended September 30, 2009, as compared to 7.30% for the same period last year.  The average yield earned during the nine months ended September 30, 2009 on our investment securities held-to-maturity was 7.64%, as compared to 7.76% for the same period last year.  This increase was offset by an increase in the average balance of lower yielding cash and cash equivalents and U.S. Treasury and GNMA available-for-sale securities acquired during the current year as compared to the same period last year.

The average aggregate balance of our loan portfolio was $2.7 billion and $3.1 billion, respectively, for the nine month periods ended September 30, 2009 and 2008.  Commercial real estate loans had an average aggregate balance of $557.0 million during the nine months ended September 30, 2009 compared to $597.6 million during the same period last year.  Construction and land loans had an average aggregate balance of $375.2 million during the nine months ended September 30, 2009 compared to $438.7 million during the same period last year.  Multi-family real estate loans had an average aggregate balance of $1.7 billion during the nine months ended September 30, 2009 compared to $1.9 billion during the same period last year.  Single-family residential loans had an average aggregate balance of $10.6 million during the nine months ended September 30, 2009 compared to $12.5 million during the same period last year.  The average aggregate balance of entertainment finance loans was $39.8 million and $66.5 million during the nine months ended September 30, 2009 and 2008, respectively.  The declines in the average loan balances were due to loan paydowns, charge-offs incurred on non-performing loans, the transfer of loans to other real estate owned and substantially reduced origination levels.

The average yield earned on total loans decreased to 5.67% during the nine months ended September 30, 2009 as compared to 6.62% during the same period last year.  The decrease in yield was primarily due to adjustable rate loans repricing to lower current market interest rates and an increase in the average balance of non-performing loans.  The accrual of interest has been suspended on all of our non-performing loans.

Total interest expense decreased by $1.8 million to $116.3 million for the nine months ended September 30, 2009, compared to $118.1 million for the same period last year.  The decrease in interest expense was primarily attributable to a 74 basis points decline in the average rate paid on interest bearing liabilities, primarily caused by deposits repricing to lower current market interest rates.  This decrease was partially offset by a $713.6 million increase in the average balance of interest bearing deposits.

Our average cost of funds decreased to 3.70% during the nine months ended September 30, 2009, compared to 4.44% for the same period last year.  As discussed above, the decrease in the average funding costs was primarily due to deposits repricing to lower current market interest rates.  The average rate paid on deposit accounts was 3.32% during the nine months ended September 30, 2009, as compared to 4.35% for the same period last year.  The average balance of deposit accounts increased by $713.6 million to $3.0 billion for the nine months ended September 30, 2009 as compared to $2.3 billion for the same period last year.  The average rate paid on FHLB advances and other borrowings was 4.43% during the nine months ended September 30, 2009 compared to 4.33% for the same period last year.  FHLB advances and other borrowings averaged $1.1 billion during the nine month period ended September 30, 2009, compared to $1.2 billion for the same period last year.

Net interest margin decreased to 1.74% for the nine months ended September 30, 2009 as compared to 2.60% for the same period last year.

Provision for Loan Losses

The consolidated provision for loan losses was $83.7 million and $20.6 million for the nine months ended September 30, 2009 and 2008, respectively.  The provision for loan losses was recorded based on an analysis of the factors referred to above in the discussion regarding the three months ended September 30, 2009 and 2008.  During the nine months ended September 30, 2009 and 2008, we had net loan charge-offs of $61.1 million and $16.6 million, respectively. The current period net charge-offs primarily consist of $31.1 million of construction and land related loans, $24.1 million of multi-family residential loans and $5.0 million of commercial real estate loans.  See management’s discussion of the provision for loan losses for the three months ended September 30, 2009 and 2008 for additional discussion regarding the provision for loan losses incurred during the current period and the corresponding methodology.

Non-Interest Income (Loss)

Non-interest loss was ($2.1 million) for the nine months ended September 30, 2009 as compared to ($5.3 million) for the same period last year.  Non-interest loss primarily consisted of a $4.5 million other-than-temporary impairment charge recognized during the second and third quarters, a $1.9 million impairment charge recorded in connection with our investments in low-income housing tax credits and a $1.1 million fee incurred in connection with the early settlement of our $30.0 million other borrowing during the first quarter of this year.  These losses were partially offset by $4.2 million of gains recognized during the first and second quarters in connection with the sale of investment securities available-for-sale.

Non-Interest Expense

Non-interest expense totaled $63.3 million for the nine months ended September 30, 2009, compared to $41.9 million for the same period last year.  The increase in non-interest expense primarily related to a $17.4 million increase in other general and administrative costs primarily related to an increase in our accrual for FDIC quarterly insurance premiums and a special FDIC insurance assessment that was accrued during the second quarter of this year, and a $9.8 million increase in expenses associated with real estate owned and other foreclosed assets.  This increase primarily related to an $8.1 million provision recorded during the year in connection with a decline in the estimated fair value of these properties, as well as an increase of $3.1 million in costs incurred related to other real estate owned, which was caused primarily by the increase in foreclosed properties owned during the current period.  This increase was partially offset by a $5.0 million decline in compensation and benefits, which was primarily related to a workforce reduction.  Our efficiency ratio was 93.6% for the nine months ended September 30, 2009, as compared to 57.0% for the same period last year.  The increase in our efficiency ratio was primarily caused by the $11.7 million increase in general and administrative expenses and the $17.5 million decrease in net interest income.

Provision for Income Taxes

Provision for income taxes was $19.2 million and $2.3 million, respectively, for the nine months ended September 30, 2009 and 2008.  During the current year, the Company established a valuation allowance on its remaining net deferred tax assets due to uncertainty related to our ability to realize these assets.  In connection with management’s assessment of its deferred tax asset, it was determined that it was more likely than not that these assets will not be realized.

FINANCIAL CONDITION

Total assets decreased $396.8 million to $4.0 billion at September 30, 2009, compared to $4.4 billion at December 31, 2008.  The decrease in total assets was primarily due to a $245.2 million decrease in loans caused primarily by loan paydowns received, charge-offs incurred on non-performing loans and the transfer of loans to other real estate owned during the current year-to-date period.  The decline in assets was further impacted by a decline in our cash and cash equivalents caused by the reduction in our FHLB advances and other borrowings and deposits.  FHLB advances and other borrowings and deposits declined by $152.2 million and $132.3 million, respectively, during the current period.  Investment securities held-to-maturity also declined by $136.2 million caused by the normal amortization of these securities and the impact of an OTTI charge incurred during the current year.  The decrease in total assets was partially offset by a $91.5 million increase in investment securities available-for-sale and a $50.8 million increase in other real estate owned.  Additionally, brokered deposits decreased to $659.3 million at September 30, 2009, compared to $739.9 million at December 31, 2008.  We expect these deposits to decline further as they continue to mature in the future.  Approximately $164.6 million of our brokered deposits mature within the next twelve months.  Management believes that a significant portion of insured non-brokered time deposits will remain with us upon maturity based on our historical experience regarding retention of deposits.  At September 30, 2009, gross loans totaled $2.6 billion, including approximately $2.5 billion of real estate loans, $15.1 million of entertainment finance loans, and $10.6 million of other loans.

The Company recognized a $3.2 million OTTI during the three months ended September 30, 2009 on three held-to-maturity corporate sponsored CMOs, of which $425,000 was identified as credit related and was recorded in earnings.  During the nine months ended September 30, 2009, the Company recognized a $14.5 million OTTI on six held-to-maturity corporate sponsored CMOs, of which $3.0 million was identified as credit related and was recorded in earnings.  The Company also recognized a $2.1 million OTTI during the three months ended September 30, 2009 on two available-for-sale corporate sponsored CMOs, of which $446,000 was identified as credit related and was recorded in earnings.  These OTTI charges were determined based on anticipated adverse changes to the projected cash flows for each of these securities caused by, among other things, an increase in projected collateral losses, a change in historical prepayment speeds, and a deterioration in the current level of subordination.

The Company also recognized a $1.0 million OTTI during the nine months ended September 30, 2009 on an available-for-sale corporate bond.  The entire $1.0 million was identified as a credit related OTTI charge and, accordingly, was recognized in earnings.  This OTTI was primarily due to a downgrade in the credit rating of the bond to below investment grade and a substantial deterioration in the underlying collateral, which primarily consists of trust preferred securities issued by banks and insurance companies geographically dispersed across the United States.  As of September 30, 2009 and December 31, 2008, investment securities held-to-maturity had gross unrealized losses of $110.7 million and $235.8 million, respectively.  Management does not have the intent to sell the securities classified as held-to-maturity nor is it more likely than not that the Company will have to sell these securities before the recovery of their cost basis or, in the case of securities accounted for under FASB ASC 310-30, the contractually required payments less the nonaccretable difference.  Furthermore, management also does not have the intent to sell the securities classified as available-for-sale nor is it more likely than not that the Company will have to sell these securities before the recovery of their cost basis. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as these securities approach their maturity date or repricing date or if market yields for such investments decline.  Management does not believe any of our securities, with the exception of the nonaccretable difference identified at acquisition with respect to the investments accounted for under FASB ASC 310-30, are impaired due to reasons of credit quality. Accordingly, management believes the investment impairments are temporary.

CREDIT RISK

Non-performing Assets, Other Loans of Concern and Allowance for Loan Losses

The following table sets forth our non-performing assets by category and troubled debt restructurings as of the dates indicated.

	September 30, 2009	December 31, 2008
	(dollars in thousands)
Nonaccrual loans:
Real estate	$182,548	$53,034
Construction and land	113,400	101,357
Entertainment finance	2,656	6
Other	—	463
Total nonaccrual loans	298,604	154,860
Other real estate and other assets owned, net	88,793	38,031
Total non-performing assets	387,397	192,891
Performing troubled debt restructurings	386	7,965
Total non-performing assets and performing troubled debt restructurings	$387,783	$200,856

Nonaccrual loans to total loans	11.69%	5.53%
Allowance for loan losses to nonaccrual loans	24.51%	32.66%
Non-performing assets to total assets	9.58%	4.34%

Non-performing assets were $387.4 million and $192.9 million, representing 9.58% and 4.34% of total assets as of September 30, 2009 and December 31, 2008, respectively.  As of September 30, 2009, non-performing loans primarily consisted of $38.9 million residential and condominium conversion construction real estate loans, $18.8 million of land development loans, $55.7 million of other construction projects, $118.1 million of multi-family loans and $64.1 million in commercial real estate loans.  The allowance for loan loss coverage ratio (defined as the allowance for loan losses divided by non-accrual loans) was 24.5% at September 30, 2009 as compared to 32.7% at December 31, 2008.  In addition, our other real estate and other assets owned increased to $88.8 million at September 30, 2009, as compared to $38.0 million at December 31, 2008.  As of September 30, 2009, other real estate and other assets owned consisted of $35.8 million of multi-family real estate, $22.3 million of residential and condominium conversion construction projects, $12.3 million of residential land development, $11.4 million of commercial and multi-family construction projects and $7.0 million of commercial real estate loans.

The majority of non-accrual loans are within our multi-family real estate loan portfolio, our construction and land development loan portfolio and our commercial real estate loan portfolio, which represented approximately 39.6%, 38.0% and 21.5%, respectively, of our non-accrual loans at September 30, 2009.  The non-accrual multi-family real estate loans primarily consisted of a large number of smaller credit relationships with an average balance of approximately $780,000 as of September 30, 2009.  At September 30, 2009, there were two multi-family real estate loans greater than $5.0 million that represented approximately 12.0% of the non-accrual loans within this segment.  The following is a description of these two multi-family real estate loans as of September 30, 2009:

•
422 unit apartment complex constructed in 1955 on approximately 13 acres of land secured by subject property located in Pasadena, TX.  This loan was originated in December 2005 to renovate the building, which was completed in 2007.  The borrower is an established real estate developer in the area and the building is 86% occupied.  The net loan balance as of September 30, 2009 was $9.2 million.  The Bank had no charge-offs related to this credit and there was no loan loss reserve specifically allocated to this credit relationship at the end of the period.

•
60 buildings consisting of 120 apartment units constructed in 1981 on approximately 11 acres of land located in Palmetto, FL.  The loan is secured by subject property and was originated in April 2007 to renovate the complex, which was completed in May 2008.  The borrower is an established real estate developer in the area and the property is currently 69% occupied.  The net loan balance as of September 30, 2009 was $5.0 million.  The Bank has no charge-offs related to this credit and there was no loan loss reserve allocated to this credit relationship at the end of the period.

At September 30, 2009, there were nine construction and land development loans greater than $5.0 million that represented approximately 52.4% of the non-accrual loans within this segment.  The following is a description of these nine construction and land development loans as of September 30, 2009:

•
Mixed-use construction project consisting of an approximately 70,000 square foot facility located in Pearland, TX.  The loan is secured by subject property.  and was originated in June 2006.  The primary construction of both the retail and office building was completed in October 2007.  The borrower is an established real estate developer in the area and the property is currently 58% occupied.  The net loan balance as of September 30, 2009 was $9.0 million.  The Bank previously charged-off $2.0 million related to this credit and there was no loan loss reserve specifically allocated to this credit relationship at the end of the period.

•
Land development loan related to a 1.5 acre residential zoned parcel secured by subject property located in Los Angeles, CA.  The property is currently operated as a parking facility and was intended to be developed into condominiums.  This loan was originated in May 2008 and the borrower filed for Chapter 11 bankruptcy in March 2009.  The Bank is currently working to modify this loan in connection with a planned reorganization through bankruptcy.  The net loan balance as of September 30, 2009 was $9.0 million.  The Bank had no charge-offs related to this credit and there was no loan loss reserve specifically allocated to this credit relationship at the end of the period.

•
Multi-family construction loan that was initially originated to convert a 107 unit apartment complex into a for-sale condominium project.  The loan is secured by the subject property located in Tucson, AZ.  This loan was originated in March 2007 and the borrower is highly experienced in apartment acquisitions and is in the process of leasing the collateral due to the feasibility of the condo sales strategy. Approximately 30% of the units have been leased to date.  The Bank is currently negotiating a troubled debt restructuring with this borrower.  The net loan balance as of September 30, 2009 was $8.0 million.  The Bank has no charge-offs related to this credit and there was no loan loss reserve specifically allocated to this credit relationship at the end of the period.

•
16 unit condominium construction project secured by subject property located in West Los Angeles, CA.  This loan was originated in May 2007.  The borrower is an established real estate developer in the area but cost overruns and borrower delay resulted in the failure to complete and sell the units by the maturity date of the loan. The net loan balance as of September 30, 2009 was $7.1 million and there was no loan loss reserve specifically allocated to this credit relationship.  The Bank previously charged-off $2.0 million related to this credit.

•
Retail construction of an approximately 29,000 square foot facility secured by subject property located in Albuquerque, NM.  This loan was originated in May 2006.  The borrower is an established real estate developer in the area but cost overruns and permitting issues caused the borrower to default on the loan in June 2008.  As of September 30, 2009, the borrower had ceded control of the property to the Bank and the property was foreclosed upon in October 2009.  As of September 30, 2009, the property was 86% leased and 75% occupied.  The net loan balance as of September 30, 2009 was $5.6 million and there was no loan loss reserve specifically allocated to this credit relationship.  The Bank previously charged-off $141,000 related to this credit.

•
Rehabilitation and modernization of a 16 unit multi-family property constructed in 1955 secured by subject property located in Philadelphia, PA.  This loan was originated in December 2006.  The borrower is an established operator of multi-family properties in Philadelphia, PA. At September 30, 2009, occupancy was approximately 39% and approximately 34% of the units have been renovated.  The Bank expects to foreclose on the collateral real estate before the end of 2009.  The net loan balance as of September 30, 2009 was $5.4 million and there was no loan loss reserve allocated to this credit relationship.  The Bank previously charged-off $141,000 related to this credit.

•
Commercial construction loan to expand a self storage facility from 554 units to 1,048 units secured by subject property located in Phoenix, AZ.  This loan was originated in November 2007 and a foreclosure sale is scheduled for December 2009.  The borrower is experienced in commercial real estate construction in the Southwest region.  Construction was completed in July 2008 and leasing activity commenced in August 2008.  The net loan balance as of September 30, 2009 was $5.2 million and there was no loan loss reserve specifically allocated to this credit relationship.  The Bank previously charged-off $3.2 million related to this credit.

•
Condominium conversion project related to a 200 unit building secured by subject property located in Orlando, FL.  This loan was originated in December 2006, the borrower defaulted on the loan in June 2008 and a foreclosure sale is scheduled for December 2009.  The project is approximately 80% complete.  The borrower is experienced in condominium conversion projects in the area.  At origination, 102 of the 200 units were pre-sold but construction delays and cost overruns have caused unit sales to slow due to the real estate market in Florida.  The net loan balance as of September 30, 2009 was $5.1 million and there was no loan loss reserve specifically allocated to this credit relationship.  The Bank previously charged-off $5.3 million related to this credit.

•
Commercial real estate construction project related to the development of a 72,000 square foot facility secured by subject property located in Pearland, TX.  This loan was originated in July 2007 and the office building was completed in February 2009.  The borrower is an established real estate developer in the area and the property is currently 14% occupied.  The net loan balance as of September 30, 2009 was $5.0 million and there was no loan loss reserve specifically allocated to this credit relationship.  The Bank previously charged-off $3.8 million related to this credit.

At September 30, 2009, there were four commercial real estate loans greater than $5.0 million that represented approximately 64.3% of the non-accrual loans within this segment.  The following is a description of these four commercial real estate loans as of September 30, 2009:

•
407,000 square foot mall secured by subject property located in Nampa, ID.  This loan was originated in September 2007.  The borrower is an established commercial real estate developer in the area; however the property has performed poorly due to current economic conditions in the area.  Two of the mall’s anchor tenants have vacated their space.  The net loan balance as of September 30, 2009 was $17.2 million and there was no loan loss reserve specifically allocated to this credit relationship.  The Bank previously charged-off $3.3 million related to this credit.

•
Financing of the assemblage of two land parcels totaling 40,000 square feet secured by subject property located in San Diego, CA.  This loan was originated in August 2006, the borrower defaulted in March 2008 and the Bank foreclosed on the property in October 2009.  The net loan balance as of September 30, 2009 was $9.6 million and there was a $2.8 million loan loss reserve specifically allocated to this credit relationship.  The Bank previously charged-off $924,000 related to this credit.

•
Commercial real estate loan related to a 182,000 square foot shopping mall secured by subject property located in Helena, MT.  This loan was originated in March 1999.  The loan matured in April 2009.  The Bank is currently negotiating a loan modification with the borrower.  The net loan balance as of September 30, 2009 was $7.5 million and there was no loan loss reserve specifically allocated to this credit relationship.  The Bank has no charge-offs related to this credit.

•
Commercial real estate loan related to an industrial property secured by subject property located in downtown Los Angeles, CA.  This loan was originated in September 2005 and was currently 35% leased at September 30, 2009.  The borrower filed for Chapter 11 Bankruptcy in March 2009.  The Bank is currently negotiating a loan modification with the borrower in connection with a planned reorganization.  The net loan balance as of September 30, 2009 was $7.0 million and there was no loan loss reserve specifically allocated to this credit relationship.  The Bank has no charge-offs related to this credit.

The following table provides certain information with respect to our allowance for loan losses, including charge-offs, recoveries and selected ratios for the periods indicated.

	For the Nine Months Ended September 30, 2009	For the Year Ended December 31, 2008	For the Nine Months Ended September 30, 2008
	(dollars in thousands)

Balance at beginning of period	$50,574	$47,783	$47,783
Provision for loan losses	83,677	77,965	20,625
Charge-offs
Real estate loans	(29,435)	(18,521)	(9,298)
Construction and land loans	(31,093)	(56,243)	(7,749)
Entertainment finance loans	(864)	—	—
Franchise loans	—	—	—
Commercial and other loans	—	(1,159)	(214)
Total charge-offs	(61,392)	(75,923)	(17,261)
Recoveries
Real estate loans	300	184	129
Construction and land loans	24	60	36
Entertainment finance loans	—	505	505
Franchise loans	—	—	—
Commercial and other loans	—	—	—
Total recoveries	324	749	670
Net charge-offs	(61,068)	(75,174)	(16,591)

Balance at end of period	$73,183	$50,574	$51,817

Allowance for loan losses as a percentage of loans, net	2.87%	1.81%	1.80%

The following table sets forth management’s historical allocation of the allowance for loan losses by loan or contract category and the percentage of gross loans in each category to total gross loans at the dates indicated.

	September 30, 2009		December 31, 2008
Loan Category:	Allowance for loan losses	% of loans (1)	Allowance for loan losses	% of loans (1)
Secured by real estate	$55,442	86%	$37,435	83%
Construction and land loans	16,857	13%	12,270	15%
Entertainment finance	499	1%	473	2%
Franchise	197	—	261	—
Commercial and other	188	—	135	—
Total	$73,183	100%	$50,574	100%
____________
(1)	Percentage represents gross loans in category to total gross loans.

Liquidity

Liquidity refers to our ability to maintain cash flows adequate to fund operations and meet obligations and other commitments on a timely basis, including the payment of maturing deposits and the origination or purchase of new loans.  We maintain a cash and investment securities portfolio designed to satisfy operating liquidity requirements while preserving capital and maximizing yield.  As of September 30, 2009, we held $302.8 million of cash and cash equivalents (consisting primarily of short-term investments with original maturities of 90 days or less) and $238.3 million of investment securities classified as available-for-sale.

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

In March 2009, our credit facility with the FHLB of San Francisco was suspended until further notice.  In September 2009, our credit facility with the Federal Reserve Bank of San Francisco was suspended.  As a result, the Bank is prohibited from receiving any additional borrowings from the FHLB or the FRB until those suspensions are lifted.  Additionally, in March 2009, the Bank’s $30.0 million repurchase agreement borrowing was called by the lender prior to its maturity.  The Bank incurred a $1.1 million fee in 2009 in connection with the early settlement of this borrowing.  During the quarter ended March 31, 2009, our $68.0 million of uncommitted, unsecured lines of credit with three unaffiliated financial institutions were cancelled. As a result of the Bank’s “undercapitalized” status, the Bank may not accept, renew or roll over brokered deposits and the Bank may not solicit deposits yielding more than 75 basis points over prevailing rates in either the Bank’s market area or the area where deposits are solicited.  We believe that, although these credit facilities are not presently available to us, we cannot add or renew brokered deposits and we are restricted in the rates we can offer on deposits, our current liquidity position, on-going cashflow from operations, and retail deposits will meet our anticipated near-term funding needs, although no assurance can be given in this regard.  Beginning on January 1, 2010, all banks deemed to be less than “well capitalized” will be restricted from paying deposit interest rates in excess of 75 basis points above the U.S. average.  This rule change will further impair our ability to offer competitive deposit rates and may adversely impact our future liquidity position.

The Bank assesses its liquidity position and adequacy by estimating its future sources and uses of cash and liquidity. Under our current cash flow analysis, we believe there is sufficient cash flow from our assets to meet our ongoing cash outflows from maturing brokered CDs and FHLB advances.  Cash flows from assets are estimated by modeling expected future cash inflows, consisting of both scheduled and unscheduled collections from its loan and securities portfolios.  Scheduled payments are estimated based on the assets’ contractual terms, adjusted to account for estimated defaults of contractual amounts due.  Unscheduled payments, primarily consisting of principal prepayments of loans and securities, are estimated based on an analysis of historical prepayments and by applying an adjustment to reflect how future prepayments are expected to differ from past experience.  For certain assets, primarily those with single family residential mortgage loans as collateral, third party prepayment models are used to model future prepayment behavior.  Cash flows from deposits and FHLB advances are estimated based on the contractual terms of those accounts and assumptions for the percent of accounts that will renew upon maturity, and assumptions for the volume of new accounts that will be added from new customers over time.  Although the Bank has attempted to accurately model future cash flows of its assets and liabilities, no assurance can be given that those estimates will be accurate or that future market conditions will be consistent with those assumed when forming its assumptions for scheduled and unscheduled cash flows.  If the cash inflows from our assets are less than the amounts we have assumed in our analysis, or if the cash outflows of our retail deposits are greater than the amounts we have assumed, our liquidity position could be insufficient to meet the Company’s ongoing requirements.

At September 30, 2009, the Company’s primary cash commitments consisted of upcoming maturities of its retail deposit accounts, its brokered CDs, and FHLB Advances.  Retail deposits consist of approximately $1.65 billion of retail certificates of deposit.  These accounts are generally for a fixed term, primarily for six months to one year.  As such, on average, approximately one tenth of the Company’s retail certificate of deposit portfolio will mature in any given month.  In addition to scheduled maturities of retail deposits, the Company’s Brokered CDs and FHLB Advances are also for fixed terms and a portion of the amounts of these portfolios also become due and payable over time.  As of September 30, 2009, Brokered CD maturities during the three months ending December 31, 2009, and the twelve months ending December 31, 2010 and 2011, respectively, totaled $32.5 million, $169.1 million, and $207.0 million.  FHLB Advance maturities during the three months ending December 31, 2009, and the twelve months ending December 31, 2010 and 2011, respectively, totaled $50.0 million, $333.9 million, and $182.5 million.

Known trends and uncertainties include changes in prepayment speeds on loans and securities and the retention rate the Company has experienced on its maturing retail CD accounts.  Over the past twelve months, the voluntary prepayment rate on the Company’s loan portfolio has decreased to historically low levels as the transaction volume and lending activity in the commercial and multifamily real estate markets has slowed significantly.  The Company has incorporated this slowdown in prepayment activity in its estimates of future cash flow from its loan portfolio.  Also, the Company’s historical retention rate on maturing retail CD accounts, on a monthly basis, has over the past twelve months ranged from a low of 51% of maturing balances to a high of 75% of maturing balances, and averaged approximately 65% of maturing balances over that period.  The Company’s deposit accounts are insured by the FDIC up to legal limits, generally $250,000 per account holder.  To date, the Company’s account retention rate has not been materially negatively impacted due to the operating losses it has recorded or to the regulatory restrictions it is operating under, and the Company has assumed a similar retention rate on its future account maturities for purposes of evaluating liquidity.  However, the maturing deposit account retention rate could be negatively impacted due to a negative customer reaction to the Company’s operating losses, decline in capital ratios, the regulatory orders or the rate restrictions placed on the Bank.  Liquidity could also be negatively impacted by margin calls on the Company’s secured FHLB borrowing line.  If the retention rate on maturing CD accounts were to decline significantly from the current levels, or if the Company was to receive a significant margin call from the FHLB, liquidity would be negatively impacted.  In addition, it is unclear as to what extent the restrictions discussed above on the interest rates the Bank may offer deposit customers as a result of the Bank’s regulatory capital status, as well as the Bank’s declining capital condition, will have on the Bank’s continued ability to maintain adequate liquidity.

Capital Resources

The Bank had Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios at September 30, 2009 of 3.83%, 4.83% and 6.10%, respectively, which represents ($7.1) million, $27.4 million and ($62.5) million, respectively, of capital in excess (deficit) of the amount required to be “adequately capitalized” for regulatory purposes.  These ratios were 6.04%, 8.04% and 9.30% as of December 31, 2008, respectively.

The Company, the Bank’s holding company, had Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios at September 30, 2009 of 2.52%, 3.18% and 6.19%, respectively.  These ratios were 5.63%, 7.50% and 9.41% as of December 31, 2008, respectively.

Based on the Bank’s total risk-based capital ratio, the Bank was undercapitalized at September 30, 2009. As a result of not being “adequately capitalized,” the Bank’s borrowing costs and terms from the Federal Reserve Bank, the FHLB of San Francisco (which has suspended the Bank’s credit facility) and other financial institutions, as well as the Bank’s premiums to the Deposit Insurance Fund, may increase further.  The Bank is also subject to other regulatory restrictions, as described under Note 2 – “Regulatory Developments and Going Concern Considerations” and Note 14 – “Subsequent Events” in the Notes to the Unaudited Consolidated Financial Statements in this Form 10-Q.

At September 30, 2009, shareholders' equity totaled $69.6 million, or 1.7% of total assets.  Our book value per share of common stock was $13.71 as of September 30, 2009, as compared to $37.76 as of December 31, 2008, and $44.92 as of September 30, 2008.

As discussed elsewhere in this report, the Bank is subject to various regulatory restrictions that require the Bank to raise its capital levels, the most recent of which, received from the DFI on November 6, 2009, requires the Bank to either promptly find a suitable buyer or merger partner or, by December 14, 2009, increase its tangible shareholders’ equity by the greater of (i) $200.0 million or (ii) such amount as may be necessary to make tangible shareholders’ equity equal to at least 9% of total tangible assets of the Bank.  As reported in the Bank’s September 30, 2009 Consolidated Report of Condition (Call Report), as of September 30, 2009, the Bank’s tangible shareholders’ equity was $146.0 million and 9% of adjusted total tangible assets amounted to $364.2 million.  Accordingly, the amount of additional tangible shareholders’ equity needed to comply with the DFI’s capital demand requirement as of September 30, 2009 was $218.2 million.  See Note 2 – “Regulatory Developments and Going Concern Considerations” and Note 14 – “Subsequent Events” in the Notes to the Unaudited Consolidated Financial Statements in this Form 10-Q.   To date, the Company’s efforts to achieve a capital investment, sale, strategic merger or some form of restructuring have been unsuccessful and it is highly unlikely that the Company will succeed in this endeavor and be able to comply with applicable regulatory requirements. In addition, any transaction involving equity financing would result in substantial dilution to current stockholders and would adversely affect the price of the Company's common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our estimated sensitivity to interest rate risk, as measured by the estimated interest earnings sensitivity profile and the interest sensitivity gap analysis, has not materially changed from the information disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2009 under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:  During the quarter ended September 30, 2009, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Certain regulatory actions have been taken against us, and additional restrictions apply to us as a result of the Bank’s “undercapitalized” status.

On November 6, 2009, the Bank received a notification from the DFI stating that the Bank is in critical condition and that the DFI may take extreme action against the Bank unless the Bank promptly either increases its capital or, in the alternative, merges or sells its business to another depository institution.  The DFI Notification provides that if the Bank is to comply with the DFI Notification by increasing its capital, the Bank must, by December 14, 2009, increase its tangible shareholders’ equity by the greater of (i) $200.0 million or (ii) such amount as may be necessary to make tangible shareholders’ equity equal to at least 9% of total tangible assets of the Bank.  As reported in the Bank’s September 30, 2009 Consolidated Report of Condition and Income (Call Report), as of September 30, 2009, the Bank’s tangible shareholders’ equity was $146.0 million and 9% of adjusted total tangible assets amounted to $364.2 million.  Accordingly, the amount of additional tangible shareholders’ equity needed to comply with the capital requirement of the DFI Notification as of September 30, 2009 was $218.2 million. To date, the Company’s efforts to achieve a capital investment, sale, strategic merger or some form of restructuring have been unsuccessful and it is highly unlikely that the Company will succeed in this endeavor and be able to comply with applicable regulatory requirements. In addition, any transaction involving equity financing would result in substantial dilution to current stockholders and would adversely affect the price of the Company's common stock.

The DFI Notification is the most recent of the various regulatory actions that have been taken with respect to the Bank and the Company during the past year as previously reported by the Company, including the Supervisory Prompt Corrective Action Directive issued by the FDIC received by the Bank on October 15, 2009, the written agreement entered into between the Company and the Federal Reserve Bank of San Francisco and the DFI dated July 28, 2009, and the Order to Cease and Desist issued against the Bank on February 17, 2009 by the FDIC and the DFI (as reported in the Company’s Current Report on Form 8-K filed on February 20, 2009).  The Bank is also subject to various restrictions as a result of its “undercapitalized” status under regulatory capital guidelines and because its capital restoration plan, which the Bank was required to submit to the FDIC due to the Bank’s undercapitalized status, has not been accepted by the FDIC.  These regulatory actions and restrictions are described in greater detail in Note 2 – “Regulatory Developments and Going Concern Considerations” in the Notes to Unaudited Consolidated Financial Statements in this Form 10-Q.

It is highly unlikely that the Company and the Bank will be able to comply fully with the above mentioned regulatory actions or that its efforts to comply will not have material and adverse effects on the operations and financial condition of the Company. The Company and the Bank are diligently continuing to seek qualified sources of outside capital. The Company and the Bank continue to consult with the DFI, FRB and FDIC on a regular basis concerning the Company’s and Bank’s proposals to obtain outside capital that will be acceptable to federal regulatory authorities, but there can be no assurance that these actions will be successful, or that even if one or more of the Company’s and Bank’s proposals are accepted by the Company’s and Bank’s federal regulators, that these proposals will be successfully implemented. At this point in time the Company believes that it is highly unlikely that it will be able to obtain additional outside capital that does not include the provision of substantial assistance by the FDIC or other federal governmental authorities. The Bank’s failure to comply with the DFI Notification, the Supervisory Prompt Corrective Action Directive or the Order to Cease and Desist, or the Company’s failure to comply with its agreement with the FRB and the DFI, particularly if the Company is unable to promptly raise sufficient capital for the Bank or find a buyer or merger partner suitable to the regulators, could result in additional regulatory actions.  As a result of the Bank’s financial condition, its regulators are continually monitoring its liquidity and capital adequacy. Based on their assessment of its ability to operate in a safe and sound manner, the Bank’s regulators at any time may take other and further actions, including placing the Bank into conservatorship or receivership, to protect the interests of depositors insured by the FDIC.  If a receivership were to occur, the Bank’s assets would likely be liquidated, including a sale of such assets to another institution, and it would be unlikely that any assets would be distributed to holders of the Company’s common stock or holders of trust preferred securities issued by its trust subsidiaries.

The valuation of the Company’s investment securities and the determination of any other-than-temporary impairment with respect to these securities is highly subjective and our regulators may not agree with our analyses.

At September 30, 2009, we maintained a $709.4 million investment portfolio of corporate sponsored collateralized mortgage obligations (“CMOs”) that are classified as held-to-maturity.  These CMOs are secured by Alt A first lien residential mortgage loans geographically dispersed across the United States.  At September 30, 2009 the fair value of these securities was $616.4 million.  Under U.S. generally accepted accounting principles, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  During the three months ended September 30, 2009, the Company recognized a $3.2 million other-than-temporary impairment (“OTTI”) on three held-to-maturity corporate sponsored CMOs, of which $425,000 was identified as credit related and was recorded in earnings.  During the nine months ended September 30, 2009, the Company recognized a $14.5 million OTTI on six held-to-maturity corporate sponsored CMOs, of which $3.0 million was identified as credit related and was recorded in earnings.  The Company also recognized a $2.1 million OTTI during the three months ended September 30, 2009 on two available-for-sale corporate sponsored CMOs, of which $446,000 was identified as credit related and was recorded in earnings.  These OTTI charges were determined based on anticipated adverse changes to the projected cash flows for each of these securities caused by, among other things, an increase in projected collateral losses, a change in historical prepayment speeds, and a deterioration in the current level of subordination.

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

Our FDIC deposit insurance assessments increased significantly in 2009 due to higher assessment rates. In addition, in May 2009, the FDIC approved a rule providing for a special assessment on all insured depository institutions of five basis points based on the institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed ten basis points times the institution’s deposit assessment base.  An additional special assessment may be imposed on all institutions for the fourth quarter of 2009.

We expect that our FDIC insurance-related expenses will continue to remain high, which will increase significantly our non-interest expenses and adversely affect our operating results.

Concerns of customers over deposit insurance may cause a decrease in deposits.

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured or may even withdraw their insured funds as well.  In the Bank’s case, this risk of customer loss may be heightened by any negative publicity surrounding the Bank’s current financial condition and the regulatory restrictions that have been imposed on the Bank. Decreases in deposits may adversely our liquidity, funding costs, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of our common stock for the fiscal quarter ended September 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2009 to July 31, 2009	—	$—	—	110,486
August 1, 2009 to August 31, 2009	—	—	—	110,486
September 1, 2009 to September 30, 2009	—	—	—	110,486
Total	—	$—	—	110,486
____________
(1)
There were no repurchases under the twelfth extension of our stock repurchase program during the three months ended September 30, 2009.  The twelfth extension was announced on March 14, 2006, and authorized the repurchase of an additional 5% of the outstanding shares as of the authorization date.  At September 30, 2009, a total of 110,486 shares remained available for repurchase under this extension.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPERIAL CAPITAL BANCORP, INC.

Date: November 16, 2009	/s/ Joseph W. Kiley III
Joseph W. Kiley III
President and
Chief Executive Officer

Date: November 16, 2009	/s/ Timothy M. Doyle
Timothy M. Doyle
Executive Managing Director and
Chief Financial Officer

EXHIBIT INDEX
Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3.1	Certificate of Incorporation	************
3.2	Bylaws, as amended	***
4	Instruments Defining the Rights of Security Holders, Including Indentures	**********
10.1	2005 Re-Designated, Amended and Restated Stock Option Plan For Nonemployee Directors (“NEDP”)	*****
10.2	2005 Re-Designated, Amended and Restated Employee Stock Incentive Plan (“ESIP”)	********
10.3a	409A Consolidated Nonqualified (Employer Securities Only) 2005 Deferred Compensation Plan	***
10.3b	409A Consolidated Nonqualified (Non-Employer Securities) 2005 Deferred Compensation Plan	***
10.3c	Consolidated Nonqualified (Employer Securities Only) Deferred Compensation Plan	***
10.3d	Consolidated Nonqualified (Non-Employer Securities) Deferred Compensation Plan	***
10.4	Supplemental Salary Savings Plan	*
10.5a	Amended and Restated Employment Agreement with George W. Haligowski	********
10.5b	Non-Competition and Non-Solicitation Agreement with George W. Haligowski	********
10.5c	Amendment to Amended and Restated Employment Agreement with George W. Haligowski	**************
10.6	Change in Control Severance Agreement with Norval L. Bruce	********
10.6a	Amendment to Change in Control Severance Agreement with Norval L. Bruce	**************
10.7	Change in Control Severance Agreement with Timothy M. Doyle	********
10.7a	Amendment to Change in Control Severance Agreement with Timothy M. Doyle	**************
10.8	Change in Control Severance Agreement with Lyle C. Lodwick	********
10.8a	Amendment to Change in Control Severance Agreement with Lyle C. Lodwick	**************
10.9	Change in Control Severance Agreement with Phillip E. Lombardi	***********
10.9a	Amendment to Change in Control Severance Agreement with Phillip E. Lombardi	**************
10.10	Recognition and Retention Plan	**
10.11	Voluntary Retainer Stock and Deferred Compensation Plan for Outside Directors	****
10.12	Amended and Restated Supplemental Executive Retirement Plan	********
10.13	Amended and Restated ITLA Capital Corporation Rabbi Trust Agreement	*********
10.14	Amended and Restated Salary Continuation Plan	********
10.15	Form of Incentive Stock Option Agreement under ESIP	******
10.16 10.17	Form of Non-Qualified Stock Option Agreement under the ESIP Form of Non-Qualified Stock Option Agreement under the NEDP	****** *******
10.18	Description of Named Executive Officer Salary, Bonus and Perquisite Arrangements for 2009	**************
10.19	Description of Director Fee Arrangements	**************
10.20	Split Dollar Agreement	************
10.21	Stipulation and Consent to the Issuance of an Order to Cease and Desist	*************
10.22	Order to Cease and Desist dated February 17, 2009 issued by the Federal Deposit Insurance Corporation and the California Department of Financial Institutions	*************
10.23	Agreement, dated July 28, 2009, by and among Imperial Capital Bancorp, Inc., the Federal Reserve Bank of San Francisco and the State of California Department of Financial Institutions	**************
10.24	Employment Agreement with Joseph W. Kiley III	***************
10.25	Supervisory Prompt Corrective Action Directive dated October 13, 2009 issued by the Federal Deposit Insurance Corporation	****************
11	Statement Regarding Computation of Per Share Earnings	Not Required
13	Annual Report to Security Holders	None
18	Letter Regarding Change in Accounting Principles	None
21	Subsidiaries of the Registrant	Not Required
22	Published Report Regarding Matters Submitted to Vote of Security Holders	None
24	Power of Attorney	None
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	31.2
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer	32

*	Filed as an exhibit to Imperial’s Registration Statement on Form S-1 (File No. 33-96518) filed with the Commission on September 1, 1995, pursuant to Section 5 of the Securities Act of 1933.
* *	Filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on May 10, 1996, pursuant to Section 5 of the Securities Act of 1933.
* * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 7, 2007.
* * * *	Filed as an exhibit to Amendment No. Two to the Company’s Registration Statement on Form S-4 (File No. 333-03551) filed with the Commission on June 19, 1996.
* * * * *	Filed as an appendix to the Company’s definitive proxy materials filed on June 27, 2005.
* * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 9, 2005.
* * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 4, 2005.
* * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 24, 2006.
* * * * * * * * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2006.
* * * * * * * * * *	The Company hereby agrees to furnish the SEC, upon request, copies of the instruments defining the rights of the holders of each issue of the Company's long-term debt.
* * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2006.
* * * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2007.
* * * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2007.
* * * * * * * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 20, 2009.
* * * * * * * * * * * * * *	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2008.
* * * * * * * * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2009.
* * * * * * * * * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 5, 2009.
* * * * * * * * * * * * * * * *	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 21, 2009.